Form 10QSB
period 2001-06-30
EASYWEB INC
filed 2001-08-14
CIK 1107421

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2001                  Commission File Number 0-32353
                   -------------                                         -------



                                  EASYWEB, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                      84-1475642
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec Street, Suite 150, Englewood, Colorado                 80111
--------------------------------------------------------              ----------
(Address of principal executive offices)                              (Zip code)

                                 (720) 489-8873
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X      No
                                          ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                         3,590,200
--------------------------       -----------------------------------------------
          Class                  Number of shares outstanding at August 13, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                           Page
                                                                          ------
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Condensed balance sheet, June 30, 2001 (unaudited)..................   3
        Condensed statements of operations, three months ended
          June 30, 2001 (unaudited) and 2000 (unaudited),
          six months ended June 30, 2001 (unaudited) and 2000
          (unaudited), and September 24, 1998 (inception) through
          June 30, 2001 (unaudited) ........................................   4
        Condensed statements of cash flows, six months ended
          June 30, 2001 (unaudited) and 2000 (unaudited), and
          September 24, 1998 (inception) through June 30, 2001
          (unaudited) ......................................................   5
        Notes to unaudited condensed financial statements ..................   6

     Item 2.  Plan of Operation ............................................   7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ............................................   8
     Item 2.  Changes in Securities ........................................   8
     Item 3.  Defaults Upon Senior Securities ..............................   8
     Item 4.  Submission of Matters to a Vote of Security Holders ..........   8
     Item 5.  Other Information ............................................   8
     Item 6.  Exhibits and Reports on Form 8-K .............................   8

     Signatures ............................................................   9

Part 1. Item 1. Financial Information
-------         ---------------------


                                  EASYWEB, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2001

Assets
Current assets:
     Cash ........................................................    $   5,856
     Prepaid expenses ............................................        3,000
                                                                      ---------
                                              Total current assets        8,856

Web site development costs, net ..................................        1,344
                                                                      ---------

                                                                      $  10,200
                                                                      =========

Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable and accrued liabilities ....................    $   4,300
     Due to affiliate (Note B) ...................................           54
     Indebtedness to related parties .............................        6,000
                                                                      ---------
                                         Total current liabilities       10,354
                                                                      ---------

Common stock subject to rescission,
     16,000 shares (March 2000) ..................................        4,000
                                                                      ---------

Shareholders' deficit:
     Common stock ................................................       89,050
     Additional paid-in capital ..................................       29,980
     Deficit accumulated during development stage ................     (123,184)
                                                                      ---------
                                       Total shareholders' deficit       (4,154)
                                                                      ---------

                                                                      $  10,200
                                                                      =========
            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                     September 24,
                                                                                                          1998
                                                  Three Months Ended            Six Months Ended      (Inception)
                                                       June 30,                   June 30,              through
                                                ------------------------    -----------------------     June 30,
                                                  2001           2000         2001           2000         2001
                                                ----------    ----------    ---------    ----------    ---------

Revenue:
     Commissions, related party .............   $        -    $    4,000    $        -    $    4,000    $   4,000
     Commissions, other .....................          573             -           913             -        2,164
                                                ----------    ----------    ----------    ----------   ----------
                                Total revenue          573         4,000           913         4,000        6,164
                                                ----------    ----------    ----------    ----------   ----------

Operating expenses:
     Rent (Note B) ..........................        1,000         1,333         1,000         1,333        3,333
     Contributed rent (Note B) ..............          500           167         2,000         1,667        9,667
     Administrative support (Note B) ........          197         2,667           489         2,667        5,689
     Contributed administrative support
        (Note B) ............................        2,803           333         5,511         3,333       20,311
     Salaries and payroll taxes .............            -         8,988             -         8,988       20,729
     Professional fees ......................        5,524         2,075        13,533         2,785       30,722
     Web site consulting and maintenance ....          490         7,370           706         7,370       10,841
     Information technology agreement .......            -             -             -             -        8,269
     Advertising ............................            -         8,229             -         8,382       11,914
     Depreciation and amortization ..........          187           247           375           247        1,064
     Other ..................................        1,696         1,718         2,484         1,718        6,809
                                                ----------    ----------    ----------    ----------   ----------
                     Total operating expenses      (12,397)      (33,127)      (26,098)      (38,490)    (129,348)
                                                ----------    ----------    ----------    ----------   ----------
                               Operating loss      (11,824)      (29,127)      (25,185)      (34,490)    (123,184)

Income taxes (Note C) .......................            -             -             -             -            -
                                                ----------    ----------    ----------    ----------   ----------

                                     Net Loss   $  (11,824)   $  (29,127)   $  (25,185)   $  (34,490)   $(123,184)
                                                ==========    ==========    =========     ==========   ==========


Basic and diluted loss per common share......   $     -0-     $      -0-    $      -0-    $       -0-
                                                ==========    ==========    ==========    ===========
Basic and diluted weighted average
     common shares outstanding...............    3,590,200     3,590,200     3,590,200     3,396,100
                                                ==========    ==========    ==========    ===========


            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                                                  September 24,
                                                                                                                      1998
                                                                                            Six Months Ended       (Inception)
                                                                                                June 30,             through
                                                                                          ---------------------     June 30,
                                                                                            2001         2000         2001
                                                                                          --------     --------     --------

Net cash (used in) operating activities ...............................................   $ (20,851)   $ (32,315)   $ (88,836)
                                                                                          ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchase ...............................................................           -         (400)        (400)
     Payments for intangible assets ...................................................           -       (2,250)      (2,458)
                                                                                          ---------    ---------    ---------
                                                Net cash (used in) investing activties            -       (2,650)      (2,858)
                                                                                          ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds on advances from related parties  .......................................           -            -        6,000
     Proceeds from the sale of common stock ...........................................           -       97,050      101,550
     Proceeds from the sale of common stock subject
        to rescission .................................................................           -        4,000        4,000
     Payments for offering costs ......................................................           -            -      (14,000)
                                                                                          ---------    ---------    ---------
                                              Net cash provided by financing activities           -      101,050       97,550
                                                                                          ---------    ---------    ---------

Net change in cash ....................................................................     (20,851)      66,085        5,856
Cash, beginning of period .............................................................      26,707        1,091            -
                                                                                          ---------    ---------    ---------
                                                                   Cash, end of period    $   5,856    $  67,176    $   5,856
                                                                                          =========    =========    =========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest ......................................................................   $       -    $       -    $       -
                                                                                          =========    =========    =========
        Income taxes ..................................................................   $       -    $       -    $       -
                                                                                          =========    =========    =========

     Non-cash financing activity:
        Stock issued for satisfaction of debt .........................................   $       -    $      -     $   1,500
                                                                                          =========    =========    =========


            See accompanying notes to condensed financial statements

                                 EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note A: Basis of presentation
        ---------------------
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form 10-SB dated December 31, 2000 and updated through March 31, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B: Related party transactions
        --------------------------
The Company paid an affiliate $4,000 during April 2001 to rent office space for the period from April 1, 2001 through March 31, 2002. As of June 30, 2001, $1,000 is expensed as rent and $3,000 is capitalized as prepaid expense in the accompanying condensed unaudited financial statements. The Company's management estimated the fair market value of the office space at $500 per month. Therefore, an additional $2,000 was expensed as rent during the six months ended June 30, 2001, with an offsetting credit to additional paid-in capital.

The Company paid an affiliate $489 during the six months ended June 30, 2001 for administrative services performed on behalf of the Company. The Company's management estimated the fair value of the services at $1,000 per month. Therefore, an additional $5,511 was expensed as contributed administrative support during the six months ended June 30, 2001, with an offsetting credit to additional paid-in capital.

The Company owed the affiliate $54 for administrative expenses at June 30, 2001, which is included in the accompanying condensed balance sheet as due to affiliate. The Company repaid the affiliate in July 2001.

Note C: Income taxes
        ------------
The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Part I. Item 2. Plan of operation
------          -----------------

                                  EASYWEB, INC.
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------
The Company plans to continue to design, market, sell and maintain customized and turnkey web sites on the Internet that are hosted by third parties. To date, revenues from these services have been minimal. The Company intends to generate increased revenue through the expenditure of additional funds for marketing, advertising and promotion. The Company believes that the revenue generated from operations may not be sufficient to finance future activities and that it may be necessary to raise additional funds through equity and/or debt financing in the next twelve months. There is no assurance that the Company will be able to generate additional capital for marketing, advertising and promotion and/or other purposes. In the event that only limited additional financing is received, the Company expects its opportunities in the design, marketing, and sale of Internet web sites to be limited.

The Company filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in February of 2001 to register its no par value common stock. To date, the SEC has not declared the Form 10-SB effective.

The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases within the next twelve months.

FINANCIAL CONDITION
-------------------
As of June 30, 2001, the Company had total assets of $10,200 as compared to $28,426 at December 31, 2000. The decrease was related to net losses of $25,185 incurred during the six months ended June 30, 2001.

RESULTS OF OPERATIONS
---------------------
During the six months ended June 30, 2001, the Company recorded sales totaling $913 as compared with $4,000 for the six months ended June 30, 2000. The $4,000 sale in 2000 was the result of a related party transaction. The Company recorded no sales with unrelated third parties during the six months ended June 30, 2000.

Operating expenses decreased from $38,490 for the six months ended June 30, 2000 to $26,098 for the six months ended June 30, 2001. The operating expenses decreased because of (1) a decrease in salaries and payroll taxes, and (2) a decrease in advertising expenses. Management reduced these expenses because of the Company's limited working capital.

--------          ----------------------------

                                  EASYWEB, INC.
                          (A Development Stage Company)


Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.


Part 2. Other Information
-------------------------

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

          There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    EASYWEB, INC.
                                                    (Registrant)


DATE: August 13, 2001                                BY: /s/ David C. Olson
      ---------------                                    ------------------
                                                        David C. Olson
                                                        President
                                        9