Form 10QSB
period 2001-09-30
EASYWEB INC
filed 2001-11-06
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2001            Commission File Number 0-32353
                   ------------------                                   -------



                                  EASYWEB, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-1475642
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6025 South Quebec Street, Suite 150, Englewood, Colorado                80111
--------------------------------------------------------             ----------
(Address of principal executive offices)                             (Zip code)

                                 (720) 489-8873
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                          3,590,200
--------------------------      ------------------------------------------------
         Class                  Number of shares outstanding at October 22, 2001


--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed balance sheet, September 30, 2001 (unaudited) ...............  3
     Condensed statements of operations, three months ended
        September 30, 2001 (unaudited) and 2000  (unaudited),
        nine months ended September 30, 2001 (unaudited)
        and 2000 (unaudited), and September 24, 1998
        (inception) through September 30, 2001 (unaudited) .................  4
     Condensed statements of cash flows, nine months ended
        September 30, 2001 (unaudited) and 2000 (unaudited),
        and September 24, 1998 (inception) through
        September 30, 2001 (unaudited) .....................................  5
     Notes to unaudited condensed financial statements .....................  6

     Item 2.  Plan of Operation ............................................  7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ............................................  8
     Item 2.  Changes in Securities ........................................  8
     Item 3.  Defaults Upon Senior Securities ..............................  8
     Item 4.  Submission of Matters to a Vote of Security Holders ..........  8
     Item 5.  Other Information ............................................  8
     Item 6.  Exhibits and Reports on Form 8-K .............................  8

     Signatures ............................................................  9

Part 1. Item 1. Financial Information
-------         ---------------------


                                  EASYWEB, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2001

Assets
Current assets:
     Cash .........................................................   $     824
     Accounts receivable ..........................................         465
     Prepaid rent, paid to related party (Note B) .................       2,000
                                                                      ---------
                                               Total current assets       3,289

Web site development costs, net ...................................       1,156
                                                                      ---------

                                                                      $   4,445
                                                                      =========

Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable and accrued liabilities .....................   $   2,387
     Indebtedness to related parties (Note B) .....................       6,015
                                                                      ---------
                                          Total current liabilities       8,402
                                                                      ---------

Common stock subject to rescission,
     16,000 shares (March 2000) ...................................       4,000
                                                                      ---------

Shareholders' deficit:
     Common stock .................................................      89,050
     Additional paid-in capital ...................................      33,105
     Deficit accumulated during development stage .................    (130,112)
                                                                      ---------
                                        Total shareholders' deficit      (7,957)
                                                                      ---------

                                                                      $   4,445
                                                                      =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                       September 24,
                                                                                                           1998
                                                   Three Months Ended           Nine Months Ended      (Inception)
                                                     September 30,                September 30,          through
                                                ------------------------    ------------------------   September 30,
                                                  2001           2000          2001         2000           2001
                                                ----------    ----------    ----------    ----------    ----------
Revenue:
     Commissions, related party .............   $     --      $    4,000    $     --      $    4,000    $    4,000
     Commissions, other .....................          543          --           1,456          --           2,707
                                                ----------    ----------    ----------    ----------    ----------
                                Total revenue          543         4,000         1,456         4,000         6,707
                                                ----------    ----------    ----------    ----------    ----------

Operating expenses:
     Rent (Note B) ..........................        1,000         1,333         2,000         1,333         4,333
     Contributed rent (Note B) ..............          500           167         2,500         1,667        10,167
     Administrative support (Note B) ........          375         2,667           864         2,667         6,064
     Contributed administrative support
        (Note B) ............................        2,625           333         8,136         3,333        22,936
     Salaries and payroll taxes .............         --           8,988          --           8,988        20,729
     Professional fees ......................        2,134         2,075        15,667         2,785        32,856
     Web site consulting and maintenance ....          409         7,370         1,115         7,370        11,250
     Information technology agreement .......         --            --            --            --           8,269
     Advertising ............................         --           8,229          --           8,382        11,914
     Depreciation and amortization ..........          188           247           563           247         1,252
     Other ..................................          240         1,718         2,724         1,718         7,049
                                                ----------    ----------    ----------    ----------    ----------
                     Total operating expenses       (7,471)      (33,127)      (33,569)      (38,490)     (136,819)
                                                ----------    ----------    ----------    ----------    ----------
                               Operating loss       (6,928)      (29,127)      (32,113)      (34,490)     (130,112)

Income taxes (Note C) .......................         --            --            --            --            --
                                                ----------    ----------    ----------    ----------    ----------

                                     Net Loss   $   (6,928)   $  (29,127)   $  (32,113)   $  (34,490)   $ (130,112)
                                                ==========    ==========    ==========    ==========    ==========


Basic and diluted loss per common share         $       *     $      *      $       *     $    (0.01)
                                                ==========    ==========    ==========    ==========
Basic and diluted weighted average
     common shares outstanding                   3,590,200     3,590,200     3,590,200     3,482,367
                                                ==========    ==========    ==========    ==========


 *  Less than $.01

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                            September 24,
                                                                                                1998
                                                                      Nine Months Ended      (Inception)
                                                                          September 30,        through
                                                                    ----------------------  September 30,
                                                                        2001       2000         2001
                                                                    ---------    ---------    ---------

Net cash (used in) operating activities .........................   $ (25,883)   $ (32,315)   $ (93,868)
                                                                    ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchase .........................................        --           (400)        (400)
     Payments for intangible assets .............................        --         (2,250)      (2,458)
                                                                    ---------    ---------    ---------
                        Net cash (used in) investing activities .        --         (2,650)      (2,858)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds on advances from related parties ..................        --           --          6,000
     Proceeds from the sale of common stock .....................        --         97,050      101,550
     Proceeds from the sale of common stock subject
        to rescission ...........................................        --          4,000        4,000
     Payments for offering costs ................................        --           --        (14,000)
                                                                    ---------    ---------    ---------
                        Net cash provided by financing activities        --        101,050       97,550
                                                                    ---------    ---------    ---------

Net change in cash ..............................................     (25,883)      66,085          824
Cash, beginning of period .......................................      26,707        1,091         --
                                                                    ---------    ---------    ---------
                                              Cash, end of period   $     824    $  67,176    $     824
                                                                    =========    =========    =========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
        Interest ................................................   $    --      $    --      $    --
                                                                    =========    =========    =========
        Income taxes ............................................   $    --      $    --      $    --
                                                                    =========    =========    =========

     Non-cash financing activity:
        Stock issued for satisfaction of debt ...................   $    --      $    --      $   1,500
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.


Note B:  Related party transactions

Prepaid rent
------------
The Company paid an affiliate $4,000 during April 2001 to rent office space for the period from April 1, 2001 through March 31, 2002. As of September 30, 2001, $2,000 is expensed as rent and $2,000 is capitalized as prepaid expense in the accompanying condensed unaudited financial statements. The Company's management estimated the fair market value of the office space at $500 per month. Therefore, an additional $2,500 was expensed as rent during the nine months ended September 30, 2001, with an offsetting credit to additional paid-in capital.

Indebtedness to related parties
-------------------------------
The Company paid an affiliate $864 during the nine months ended September 30, 2001 for administrative services performed on behalf of the Company. The Company's management estimated the fair value of the services at $1,000 per month. Therefore, an additional $8,136 was expensed as contributed administrative support during the nine months ended September 30, 2001, with an offsetting credit to additional paid-in capital. The Company owed the affiliate $15 for the administrative expenses at September 30, 2001, which is included in the accompanying condensed balance sheet as due to affiliate. The Company repaid the affiliate in October 2001.

At September 30, 2001, the Company owed an officer and two directors a total of $6,000 ($2,000 each) for working capital advances. The advances are unsecured, bear no interest and are due on demand.


Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

The Company filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in February of 2001 to register its no par value common stock and become a reporting company. To date, the SEC has not completed its review of the Form 10-SB.

The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases within the next twelve months.

FINANCIAL CONDITION
-------------------
As of September 30, 2001, the Company had total assets of $4,445 as compared to $28,426 at December 31, 2000. The decrease was a result of cash used to fund net losses of $32,113 incurred during the nine months ended September 30, 2001.

RESULTS OF OPERATIONS
---------------------
During the nine months ended September 30, 2001, the Company recorded sales totaling $1,456 as compared with $4,000 for the nine months ended September 30, 2000. However, sales to unrelated third parties increased to $1,456 for the nine months ended September 30, 2001, as compared to $-0- for the nine months ended September 30, 2000.

Operating expenses decreased from $38,490 for the nine months ended September 30, 2000 to $33,569 for the nine months ended September 30, 2001. The operating expenses decreased because of (1) a decrease in salaries and payroll taxes, (2) a decrease in advertising expenses, and (3) a decrease in web site expenses. Management reduced these expenses because of the Company's limited working capital.

-------         ----------------------------


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


Part 2. Other Information
------  -----------------

Items 1 through 5 - No response required.


Item 6 - Exhibits and reports on Form 8-K.

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   EASYWEB, INC.
                                                   (Registrant)


DATE:  October 22, 2001                            BY: /s/ David C. Olson
       ----------------                                --------------------
                                                       David C. Olson
                                                       President