Form 10KSB
period 2001-12-31
EASYWEB INC
filed 2002-03-20
CIK 1107421

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001     Commission File Number: 0-32353
                           -----------------                             -------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                                  EASYWEB, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           COLORADO                                          84-1475642
-------------------------------                         -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


 6025 S. Quebec Street, Suite 150, Englewood, Colorado             80111
------------------------------------------------------           ----------
      (Address of Principal Executive Office)                    (Zip Code)

Issuer's telephone number:  (720) 489-8873
                            --------------

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X    No
                                                                     ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ X ]

State issuer's revenues for its most recent fiscal year:  $1,726

As of December 31, 2001: (a) 3,940,200 common shares, no par value, of the registrant were outstanding; (b) approximately 388,200 common shares were held by non-affiliates; and (c) the aggregate market value of the common shares held by non-affiliates was $11,646 based on the price at which the common equity was most recently sold in January 2002.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:   Yes       No   X
                                                    ---        ---

EASYWEB, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

                                                                            Page
                                                                            ----
PART I

      Item 1.      DESCRIPTION OF BUSINESS.................................   3

      Item 2.      DESCRIPTION OF PROPERTY.................................   9

      Item 3.      LEGAL PROCEEDINGS.......................................  10

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  10

PART II

      Item 5.      MARKET FOR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.....................................  10

      Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION ......................................  11

      Item 7.      FINANCIAL STATEMENTS....................................  14

      Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE..................  14

PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                   ACT.....................................................  14

      Item 10.     EXECUTIVE COMPENSATION..................................  15

      Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............  17

      Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........  18

      Item 13.     EXHIBITS AND REPORTS ON FORM 8-K........................  19

Additional information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits and Reports of Form 8-K.")

     Reference in this document to "us" or "we" or "the Company" or "the Registrant" refer to EasyWeb, Inc.

                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations and related expenditures, potential contractual arrangements, anticipated revenues and related expenditures. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. DESCRIPTION OF BUSINESS

(a)  General Development of Business
     -------------------------------

     We were organized under the laws of the State of Colorado under the name of "NetEscapes, Inc.," on September 24, 1998. We changed our name to "EasyWeb, Inc." on February 2, 1999. Our executive offices are presently located at 6025 South Quebec Street, Suite 150, Englewood, Colorado 80111, and our telephone and facsimile numbers are (720) 489-8873 and (720) 489-8874, respectively. We are currently in the development stage and have been in the development stage since inception.

     We design, market, sell and maintain customized and template, turnkey sites on the worldwide web, or the Internet, hosted by third parties. We refer to the template web sites as "turnkey" because the customer receives, for the purchase price paid, a fully-operational site on the Internet from which to advertise its business, products and/or services. Each of these template sites includes the basic features such as identifying information, business logo, photographs, graphics and/or text provided by the customer. The template is a simple, "fill-in-the-blank" form that can be completed by the customer with handwritten information about the business. There is no additional cost for technical assistance or infrastructure. Common web site options can be added to the template site on an as-needed basis.

     Our business plan has been prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. The customer pays us a fee for the design and maintenance of its custom or template web site; which fee may include a portion of the fee paid monthly by the customer for the hosting of the site. To date, we have sold less than ten web sites and, accordingly, we have realized only minimal revenue of $6,977 from the design, sale and maintenance of Internet sites and incurred a loss from operations of $(170,534) through December 31, 2001.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     We have not been subject to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     (b)  Narrative Description of the Business
          -------------------------------------

     General
     -------

     From February 1999 through May 2000, we marketed, as an independent contractor, customized, turnkey sites on the worldwide web created and hosted by Big Online, Inc., an established web site vendor service company located in San Francisco, California, that maintains an electronic directory of more than eleven million businesses. Our rights to market and sell Big Online's products and hosting services and receive compensation for these marketing services was obtained pursuant to the assignment of the rights in February 1999 under the Marketing Agreement with Millennium Marketing, Inc., a company then owned and managed by Mr. David C. Olson, the President, the Treasurer, a director and an approximate 39.6%-owner of EasyWeb, that was dissolved on May 1, 2000. In June 1999, Millennium Marketing entered into an Independent Consultant Application and Agreement with Big Online pursuant to which Millennium Marketing obtained the marketing rights and rights to compensation that it subsequently assigned to us. The agreement was non-exclusive and provided for Millennium Marketing to receive fees from the sale of each web site, including a sales commission representing a portion of the purchase price of the site and a portion of the hosting fee paid monthly by the customer for the maintenance of the site. EasyWeb, as Millennium Marketing's assignee, enjoyed status at the highest level of "executive consultant" in Big Online's commission structure because of Millennium Marketing's payment to Big Online of a fee of $1,000 pursuant to the agreement. Because of its status of "executive consultant," EasyWeb had the right to receive, as its commission on the sale of each Internet site, 100% of the purchase price paid by the customer to Big Online for the creation and development of the site. The agreement was terminable by Big Online upon the commission of any act deemed to be detrimental to Big Online in any manner; failure to abide by the agreement and Big Online's Policies and Procedures; the assignment of the agreement without Big Online's consent; six months of continuous inactivity; and the utilization of non-Big Online literature. While Millennium Marketing received compensation monthly from Big Online for the sale of five web sites and the sponsorship of sales representatives pursuant to a discontinued multi-level marketing program, we sold no Big Online Internet sites and, accordingly, received no revenue from Big Online. We ceased marketing and selling Big Online's products and services as the assignee of Millennium Marketing, a marketing agent for Big Online, when we severed our relationship with Millennium Marketing in May 2000. No business was ever transacted among EasyWeb, Big Online and Millennium Marketing.

     We design, market, sell and maintain customized and template, turnkey "sites" on the Internet to businesses in the United States that are hosted by third parties. A customer who purchases a turnkey, template "site" receives a pre-designed, fully-operational web site from which to advertise its business, products and/or services without the necessity of incurring additional cost for technical services or infrastructure. The only elements of the site required to be provided by the customer are identifying information, the business logo, photographs and, if desired, graphics and/or text. We are dependent on Sunstar 2000, Inc., Highlands Ranch, Colorado, for the template, model web sites that we market, sell and maintain. We design and develop the customized web sites that we market, sell and maintain on behalf of our customers. Either Mr. David C. Olson, our President/Treasurer, or third party suppliers, including only Sunstar 2000 to date, perform the actual design work and provide the content for the web sites. In instances where Mr. Olson is the site design and content provider, a third party supplier implements and incorporates his designs and content into the Internet site in accordance with his specific instructions. The third party site designer is paid hourly by us for its web site designs and content. We presently depend upon third party suppliers for technical assistance in implementing and incorporating our designs, concepts and content into the site.

     We have or have had a number of relationships with Sunstar 2000, including marketing, third party supply and consulting relationships. With regard to the template, turnkey web site models that we offer, these models were initially designed and developed by Sunstar 2000. Alterations to the original designs are the result of research and development by Mr. Olson and Mr. Terry Romero, President of Sunstar 2000, to make them compatible with EasyWeb's business plan. Sunstar has verbally granted us the right to market these model templates for so long as the relationship is mutually beneficial. The three customized web sites that we have sold to date have been designed and developed by Mr. Olson or Sunstar, with technical assistance in their implementation and/or maintenance provided by Sunstar or Richard Bagdonis, Cedar Park, Texas. Accordingly, Sunstar 2000 has served as a third party provider of design and development services for one custom site and technical assistance for all three custom sites. The web sites that we design and maintain for customers are hosted by Sunstar 2000 and others. The only company other than Sunstar 2000 that has served as a third party host of a customer's web site is Richard Bagdonis. We determine who will host a customer's site based on two factors, the cost of the services and the level of service available. We paid Mr. Romero a total of $9,000 at the rate of $1,500 per month from May through October 2000 to provide consulting services relating to our door-to-door sales personnel. Also, on December 20, 2001, we issued Mr. Romero 100,000 options to purchase shares of our common stock at an exercise price of $.25 per share in consideration for consulting services he has provided to EasyWeb. Our agreement with Sunstar 2000 is verbal and non-exclusive and has evolved since May 2000 to accommodate a number of relationships and projects. The agreement is terminable by either party at any time. The compensation and/or revenue sharing provisions of the agreement are flexible so as to accommodate the parties' various relationships and the variety in EasyWeb's customer projects to date, including those for Euthenics International, Inc., and AJ Indoors, Inc., described below. Generally, however, Sunstar 2000 charges EasyWeb and others for template web sites and basic services in accordance with its price list also described below. See "Products and Services" below for a description of the template, turnkey web site models and hosting and other services that Sunstar 2000 provides us.

     For the use of the web site models, we pay Sunstar 2000 a portion of the fee that we receive from the customer for the design and/or maintenance of each template web site in accordance with the Sunstar 2000 Price List. If we utilize other services, such as custom design and technical maintenance services provided by Sunstar, we negotiate compensation arrangements on a case-by-case basis depending upon the time required in, and the difficulty of, the performance of the services. We may receive a portion of the fee paid monthly by the customer to Sunstar 2000 or other host for the hosting of its web site.

     We market our design and maintenance services for customized and template, turnkey sites, primarily, online via our web site on the Internet located at www.easywebcorp.com. Since June 2000, we have employed advertising on the radio. In September 2000, we designed and created a website located at www.AJOnTheTown.com for AJ Indoors, Inc., a Denver, Colorado, indoor sign company, in exchange for featuring EasyWeb on approximately 100 indoor signs throughout the Denver and Colorado front range areas. This advertising did not commence until February 2001 and we have sold only one turnkey, template web site to date as a result of the arrangement. Although the results of this arrangement have been disappointing, AJ Indoors has agreed to add EasyWeb to additional indoor signs in the future. Our long-range marketing plans include the development of an intensive advertising program involving newspapers and local periodicals in the Denver metropolitan area and other cities along the front range of Colorado. We may also host a booth at the 2002 business show held in Denver, Colorado, by the Denver Chamber of Commerce.

     As of December 31, 2001, we had sold less than ten web sites and realized $6,977 in revenue since inception. We bartered, in exchange for the design and ongoing maintenance services in connection with one of the custom web sites, for the advertising services described above. As compensation for the design and ongoing maintenance services and costs relating to another customized site for Euthenics International, Inc., a company engaged in marketing and distributing dietary supplements, we have entered into a Letter of Understanding and Terms dated November 1, 2000, providing for Euthenics International to pay us an ongoing royalty of $.50 per each bottle of product sold for a period five years from December 1, 2000, through 2005. Thereafter, the agreement is renewable annually commencing December 1, 2005, subject to termination by either party within thirty days prior to December 1 of each year. Commencing in January 2001, Euthenics has run infomercials from time-to-time on national television advertising its dietary supplements with limited success. We have agreed to upgrade and integrate Euthenics International's "Mail Order Management" ("MOM") system with a secure e-commerce site in connection with Euthenics International's national infomercial marketing campaign. We have also agreed to train Euthenics International employees on the MOM system by hiring and compensating a mutually acceptable expert consultant. We expect to receive revenue in the near future from our royalty arrangement with Euthenics International. Euthenics International currently averages sales of approximately ten bottles of supplements per week from its web site. We plan to bill Euthenics International when the sum of $100 in royalties is owed to us from dietary supplement sales from the company's web site. Euthenics International intends to initiate a major infomercial campaign to advertise it dietary supplements commencing in September 2001. We cannot be certain that the new infomercial campaign will be more successful than previous campaigns or that we will realize significant revenue or achieve profitability as a result of our royalty arrangement with Euthenics International. Further, we cannot be certain that we will achieve profitability by designing, marketing, selling and maintaining customized and template, turnkey sites on the Internet hosted by third parties. We may not receive adequate compensation for our products and services as a result of the non-traditional compensation arrangements we make with companies such as AJ Indoors and Euthenics International.

     Dependence on a Few Major Customers
     -----------------------------------

     Over seventy percent (70%) of our revenue to date has been received from one customer, Creative Host Services. As a result, Creative Host Services must be considered to be a major customer on whom we are dependent. Because of our royalty agreement with Euthenics International providing for us to receive a royalty per each bottle of product sold by Euthenics International through November 30, 2005, we expect Euthenics International to be the single major customer on which we are dependent if the infomercial campaign Euthenics International has planned to commence in September 2001 is successful.

     Products and Services
     ---------------------

Custom Web Sites

     Until recently, an increasing number of businesses have retained web site vendor service companies like us to create and maintain customized web sites to advertise their business, products and/or services. Although the market has softened, the web site design, hosting and maintenance business remains sizeable. The reasons for selecting a customized site vary greatly, but include the enhanced customer impact anticipated from a custom web site and the extra features that are not available in a template site. The custom sites we design are usually from one to twelve pages in length and include all of the basic features, such as identifying information, business logo, photographs and/or graphics submitted by the customer and text, included in the design of a template web site. The additional features available with each customized web site include, among others, streaming audio and video, flash movies, custom graphic design, complete design control and framed web sites. We also offer services relating to web site promotion, marketing and e-commerce, including, among others, promotional and advertising packages, shopping cart technology, e-commerce merchant accounts and payment gateways and e-commerce solutions.

     Mr. David C. Olson, our President/Treasurer, and/or a third party supplier, such as Sunstar 2000, perform the actual design, development and maintenance work on the custom web sites that we sell. Mr. Olson has limited experience in web site design and development because the business is in its infancy. However, he has significant experience, as the owner of Summit Financial Relations, Inc. ("Summit") since August 1997, in the design, drafting, development and publication of advertising and promotional materials for private and publicly-traded companies.

     We have sold only three customized sites to date. In each case, we negotiated compensation arrangements with the customer and revenue allocation arrangements with Sunstar 2000 that differ from the retail prices and revenue allocation provisions indicated on Sunstar 2000's Price List. For two of the three custom web sites, Mr. Olson performed the design work and provided the content and Sunstar 2000 provided the technical services and infrastructure in accordance with Mr. Olson's instructions to implement and incorporate his designs and content. See Part I, Item 1. "Description of Business, (b) "Business of Issuer - General" for a description of the royalty arrangement we negotiated with Euthenics International in exchange for EasyWeb's design, development, hosting and maintenance of Euthenics International's web site. Our revenue allocation arrangements with Sunstar 2000 with regard to Euthenics International's custom site include a payment of $.125 per order sold from the web site. Sunstar 2000 designed and developed, and provided the content for, the custom web site we sold to AJ Indoors. We paid Sunstar 2000 hourly for these services. Mr. Olson is providing the content upgrades in connection with maintenance of the site. For an hourly fee of $45 per hour, Richard Bagdonis performed technical assistance to implement and incorporate Mr. Olson's content upgrades in accordance with his directions. To date we have paid Mr. Bagdonis a total of $337.50 for his technical assistance with such content upgrades. During 2001, Mr. Bagdonis replaced Sunstar 2000 as the host of Creative Host Services' customized web site. Then, in September 2001, Mindpointe, Inc. replaced Mr. Bagdonis as the host of Creative Host Services' customized web site. We charge Creative Host Services a higher monthly fee than we pay to Mindpointe to host Creative Host Services' site on the Internet.

     We intend to continue to negotiate the compensation arrangements with each customer on a case-by-case basis for design, development, hosting and maintenance services performed on customized web sites sold by EasyWeb. We believe, but cannot assure, that Sunstar 2000 will continue to remain flexible in its revenue allocation arrangements with us for these sites. However, if we are unable to negotiate acceptable arrangements with Sunstar 2000 on any project, we will retain others, such as Mr. Bagdonis, Mindpointe, or other independent contractors to perform the requisite services. There is no prescribed formula based upon which we determine the fee(s) payable to Sunstar and/or others on any particular custom web site development project.

Template, Turnkey Web Sites

     Sunstar 2000, Inc., 1177 Mulberry Lane, Highlands Ranch, Colorado 80126, provides EasyWeb with the template web site models it offers. Design of the template web sets is usually completed and the site is customarily available on the Internet within ten business days from the date of purchase. The customer that selects a template web site can develop its site based on one of Sunstar 2000's models at a much lower cost than the cost of a customized site. The web sites are hosted by Sunstar 2000 or other hosts on a month-to-month basis or pursuant to an annual contract at a reduced rate. A potential client may select a one-page promotional site or a multi-page web site created from templates. The one-page web site includes: (i) the company name, address, telephone number and other contact information; (ii) the company logo; (iii) one photograph or graphic; and (iv) up to 200 words of text describing the company or its products. The retail price for the one-page template site is $100, of which amount $60 is received by EasyWeb and $40 is received by Sunstar 2000.

     There is no size limitation on the multi-page site except the current storage limit of 10MB for the entire site, and additional pages can be added at any time. The typical pages on a multi-page web site include one or more of the following pages: (i) home page; (ii) products or services page; (iii) contact information; (iv) mission statement; (v) frequently asked questions; (vi) technical support; and (vii) customer testimonials or references. At a minimum, each multi-page web site includes the following: (i) the company name, address, telephone number and other contact information; (ii) the company logo; (iii) up to four photographs or graphics per page; (iv) up to 200 words of text describing the company or its products per page; (v) three e-mail addresses; and
(vi) search engine registration. Optional features include a map to the company's location, capability to use the company's own custom domain name; monthly search engine re-registration; meta-tag inclusion, i.e., the imbedding of a code that links a web site to a search engine or another site; and maintenance contracts. The retail price and the revenue allocation with Sunstar 2000 for the first page of the multi-page template site are identical to the retail price and revenue allocation for the one-page template site; i.e., a retail price of $100, with the sum of $60 payable to EasyWeb and the amount of $40 payable to Sunstar 2000. The retail price of each additional page of the multi-page web site is $50; $31 of which sum is payable to EasyWeb and $19 of which amount is payable to Sunstar 2000.

     The visitor to EasyWeb's Internet site contemplating the purchase of a template one-page starter or multi-page site can view the templates in their full size from three basic samples. The potential customer can then navigate through the sample to view the various page options. Before making his final selection, the visitor can download and print blank worksheets to be completed and submitted to EasyWeb.

     Template web sites are available separately or in a package together with hosting, domain name registration, meta-tag inclusion and/or a maintenance plan. There are two packages available, including a three-page and a five-page web site package. The three-page web site package includes up to four pictures, six links per page, one year of hosting, domain name registration for two years, three e-mail addresses, meta-tag inclusion and monthly registration in over 3,000 search engines. In addition to the foregoing, the five-page web site package includes a maintenance plan covering twelve complete web page makeovers available at any time. The retail price for the three-page web site package is $695 and the retail price for the five-page package is $1,095. EasyWeb receives the sum of $275 out of the $695 retail price for each three-page package it sells and the sum of $403 out of the $1,095 retail price for each five-page web site package sold. Sunstar 2000 receives the balance of the retail price.

Maintenance Services

     We offer a number of options for web site maintenance for partial and complete changes to the web sites we create for our customers. Our "bolt-on e-commerce solutions," or the linking of a web site to a secure e-commerce server to permit secure online e-commerce transactions, include monthly charges for products, prices, etc. For customers with e-commerce web sites consisting of hundreds or thousands of products, we offer individualized programs enabling self-management of changes. We depend upon outside consultants, primarily Sunstar 2000, to assist us with programming work in connection with complex maintenance services.

Hosting Services

     Sunstar 2000, primarily, and other third party providers will provide hosting services for our customers. Sunstar 2000 charges fees in a range from $14.95 to $34.95, out of which we receive the sum of $6.50 to $17, per month for web hosting. The fees for bolt-on e-commerce hosting range from $49.95 to $69.95, out of which we receive $16.50 to $22, per month. Sunstar 2000 outsources its hosting services to a 5,000 square foot, state-of-the-art, all fiber optic data center that provides services 24 hours per day. The features include dual OC-192 fiber optic connectivity, multiple DS-3 backbones, dual OC-12 Lucent and Alcatel multiplexers, bay switches and hubs, Cisco 7000 series routers, ultra-fast, multi-processor RAID servers, SONET technology for maximum redundancy, fault tolerance and load balancing and routing of IP traffic using BGP4 protocol. The facility does not share space or co-locate and is restricted by steel-wire barriers and armed personnel. For customers that use Sunstar 2000 for hosting, we offer, for one monthly fee, access to a number of services in a "Value Pack," including a real-time chat program, auction capability, a banner rotation system, web-based e-mail, an online calendar accessible from any browser and a bulletin board feature that may be used to post messages. Sunstar 2000's web site value pack installation fee is $49.95, out of which we receive the sum of $20, and the monthly value pack hosting fee is $34.95, $10 of which is paid to us.

     Competition
     -----------

     The market for web site design and maintenance services is intensely competitive. Additional companies are expected to enter the competition in the future. We anticipate that we will be in competition with companies of all sizes located in the United States that offer Internet web site design, hosting and maintenance services to business customers. A number of these companies offer essentially the same products and services as EasyWeb and compete in the areas of price and service. We now control our own templated services and do not need to use Sunstar 2000 unless they are competitive. However, because we obtain template web sites that we offer from Sunstar 2000, we are in direct competition with Sunstar 2000 in the marketing and sale of these products and services. Sunstar 2000 provides its template web sites to third parties in addition to EasyWeb. We must make changes on a timely basis in the nature, price, quality and other aspects of our products and services in response to changes in the market. We expect to compete by marketing our products and services online and via radio, newspaper and indoor sign advertising. We intend, through the use of online marketing and independent contractors, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, and to eliminate the need for a sizeable retail facility and marketing staff. Many of the companies and other organizations with which we will be in competition are established and have far greater financial resources, substantially greater experience and larger staffs than EasyWeb. Additionally, many of these organizations have proven operating histories, which we lack. We expect to face strong competition from both well-established companies and small independent companies like us. In addition, in the future, A T & T, Qwest Communications and other "Baby Bell" and other telecommunications companies may offer customers assistance in establishing web sites at costs lower than those available from us. Additionally, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Further, it is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of these advances. The effects of any of these technological advances on EasyWeb, therefore, cannot be presently determined.

     Marketing
     ---------

     Although activity in the entire Internet sector has subsided substantially as the public has begun to realize the limitations on the Internet and other online services as a medium of commerce, the number of companies that offer Internet services has also decreased. We believe that a market still exists for businesses and individuals who need customized websites or the more cost effective templated web sites. Despite competition from companies with greater resources than EasyWeb, we believe EasyWeb offers a viable selection of products and services to the marketplace which we hope will be accepted in the future.

     We market our products and services online, primarily, from our web site located at www.easywebcorp.com. Since June 2000, we have employed advertising on the radio on KTLK's "Business for Breakfast" and "Hard Core Sports" programs. In September 2000, we designed and created a website for AJ Indoors, Inc., a Denver, Colorado, indoor sign company, in exchange for featuring EasyWeb on approximately 100 indoor signs throughout the Denver and Colorado front range areas. Although the results from this program have been disappointing since advertisements first started appearing in February 2001, we believe that we may still obtain potential customers from this arrangement as a result of additional advertisements on indoor signs to appear in the future. Our long-range marketing plans include the development of an intensive advertising program involving newspapers and local periodicals in the Denver metropolitan area and other cities along the front range of Colorado and possibly hosting a booth at the 2002 business show held in Denver, Colorado, by the Denver Chamber of Commerce. Mr. David C. Olson, the President, the Treasurer, a director and a principal shareholder of EasyWeb, contacts potential customers from the leads generated from our advertising via newspapers and indoor signs, leads generated from his own sales efforts and referrals of potential customers. While we employed two full-time, door-to-door salespersons for a short time, we terminated them because of the lack of performance in relation to the expense.

     We have sold only a limited number of Internet sites and, accordingly, we have a very small customer base. While management believes, we cannot be certain, that our plan to market and sell our products and services online and via advertising will enable us to develop a customer base more quickly and cost-effectively than the employment of traditional marketing methods involving a sales staff and facility, among other things. If our marketing plan utilizing online marketing and advertising fails, we may be required to employ sales personnel and/or compensate them via salary in addition to commission. Such change(s) in our marketing plan could adversely affect revenues in the short-term and necessitate the formulation of additional marketing strategies, with attendant delays and expenses.

     Research and Development
     ------------------------

     We have been actively engaged in research and development in order to enhance our existing, and produce new, products. We have been engaged, utilizing Mr. David C. Olson, our President/Treasurer, in research and development activities related to the design, development and operation of our web site and, utilizing Mr. Olson together with Mr. Terry Romero, President of Sunstar 2000, in the design, development and operation of the line of model, template web sites that we offer. Currently there are no agreements between Mr. Olson and Mr. Romero or EasyWeb and Sunstar 2000 regarding ownership of any products or services developed as a result of the parties' collaborative efforts. We currently anticipate that any new products or services developed by Mr. Olson and Mr. Romero as a result of their joint efforts would be shared between EasyWeb and Sunstar equitably. However, because we have no formal agreement with Sunstar or Mr. Romero, any dispute between Mr. Olson and Mr. Romero or EasyWeb and Sunstar 2000 could have an adverse affect on our continued research and development activities. All of these activities have been performed by Mr. Olson free of charge to EasyWeb. Although, Mr. Romero has not received any cash compensation for these services, on December 20, 2001, we issued 100,000 options to Mr. Romero to purchase shares of our common stock at an exercise price of $.25 per share in consideration for the various services he has provided to

EasyWeb since October 2000. Accordingly, we have spent no cash on research and development activities during the period from inception on September 24, 1998, through December 31, 2001. We will spend no funds on research and development until we are able to generate sufficient revenue from operations to pay for our research and development needs. Therefore, for the foreseeable future, Messrs. Olson and/or Romero will perform research and development, if any, to enhance our existing, and produce new, products at no out-of-pocket cost to EasyWeb. We have no research and development activities planned for the next twelve months or thereafter.

     Employees and Consultants
     -------------------------

     As of the date hereof, we employ two individuals, including Mr. David C. Olson and Ms. Barbara Petrinsky, the President/Treasurer and the Secretary, respectively, of EasyWeb, on a part-time basis. Both Mr. Olson and Ms. Petrinsky are considered to be key to our business success. No cash compensation has been awarded to, earned by or paid to either of the foregoing or Mr. Thomas M.
Vickers, a director of EasyWeb together with Mr. Olson, for all services rendered in all capacities through December 31, 2001. Mr. Vickers has received 200,000 shares of our common stock in consideration for agreeing to serve as a director of EasyWeb. We do not anticipate that he will be awarded any cash compensation for the foreseeable future. For the foreseeable future, Mr. David
C. Olson and Ms. Barbara Petrinsky will receive no compensation in any form for their services performed in the capacities as our executive officers and/or directors. It is anticipated that at such time, if ever, as EasyWeb's financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Olson and Ms. Petrinsky will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefit plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of EasyWeb and Messrs. Olson and Vickers may receive fees for their attendance at meetings of the Board of Directors. Mr. Olson and Ms. Petrinsky devote up to 25% of their time and effort to the business and affairs of EasyWeb and Mr. Vickers devotes only such time as is necessary for him to perform his responsibilities as a director of EasyWeb. See Part I, Item 2. "Description of Property," for a description of the Agreement for Administrative Support dated March 11, 1999, between EasyWeb and Summit, an affiliated company of which Mr. Olson is the President, a director and a controlling shareholder, and subsequent agreements pursuant to which we paid Summit the sum of $11,549 through December 31, 2001, for use of office space and administrative and technical support services at Summit Financial Relation's offices. As the sole shareholder of Summit, Mr. Olson benefited indirectly from these payments. See Part 3, Item 12. "Certain Relationships and Related Transactions," for detailed information relating to our issuance on March 11, 1999, to Mr. Olson and Robert Zappa, a former director of EasyWeb, of 1,600,000 shares, and 800,000 shares, of our common stock, respectively, in consideration for the payment of $2,500 and $1,500 in cash (approximately $.002 per share), respectively, the issuance on December 7, 2001, of 200,000 shares to Mr. Thomas M. Vickers as consideration for his agreement to serve on the board of directors of EasyWeb, the issuance on December 7, 2001, of 150,000 shares to Mr. Olson and Summit as consideration for working capital advances, and common stock sold subsequent to December 31, 2001.

     (c) Organization
         ------------

     We are comprised of one corporation with no subsidiaries or parent entities.

     (d) Operations
         ----------
     We have been in the development stage since our inception on September 24, 1998.

     (e) Proprietary Information
         -----------------------

     We have no proprietary information.

     (f) Government Regulation
         ---------------------

     We are not subject to any material governmental regulation or approvals.

     (g) Environmental Compliance

     At the present time, we are not subject to any material costs for compliance with any environmental laws.

Item 2. DESCRIPTION OF PROPERTY

     We maintain our offices at the business offices located at 6025 South Quebec Street, Suite #150, Englewood, Colorado 80111, of Summit, an affiliated corporation of which Mr. David C. Olson, the President, the Treasurer, a director and a controlling shareholder of EasyWeb, is the President, a director and the sole shareholder. Summit leases its offices from an unaffiliated company and shares the offices with that company and a number of other affiliated companies. We entered into the Agreement with Summit dated April 1, 2001, for use of office space, administrative support (including reception, secretarial and bookkeeping services) and technical support (including use of office, computer and telecommunications equipment) at Summit's offices. The agreement provides for us to pay Summit rent in the amount of $4,000 in advance for a period of one year from April 1, 2001, to March 31, 2002, and the sum of $15 per hour for bookkeeping services. Pursuant to the agreement, all other services, including administrative and technical support and web site design, development and sales, are provided by Summit free of charge until our Board of Directors determines that we have sufficient cash flow or earnings to pay Summit cash for the services. Pursuant to the agreement, we paid Summit $4,000 for rent on April 1, 2001, and a total of $1,016 for bookkeeping and other administrative services from January 1, 2001, through December 31, 2001. We anticipate that the Board will make its determination based on our ability to pay Summit reasonable rates for these services based on current market conditions while at the same time maintaining sufficient capital to pay for ongoing operations, including the costs of marketing our products and services. During the period from March 11, 1999, through August 31, 2000, we were parties to the Agreement for Administrative Support with Summit dated March 11, 1999, for use of office space, administrative support and technical support at Summit's offices. The agreement provided for us to pay Summit for these services the amount of $1,500 per month commencing in the month of April 2000 in which we received the minimum proceeds of at least $100,000 from our offering of common stock that occurred between December 10, 1999, and April 10, 2000. During the period following the closing of this common stock offering for the receipt of gross proceeds of $101,050 on April 10, 2000, through August 31, 2000, we paid Summit the sum of approximately $7,000 for rent and administrative and technical support services pursuant to the agreement. On September 1, 2000, EasyWeb and Summit abandoned the agreement because of EasyWeb's failure to realize significant revenues from operations. During the period from September 1, 2000, through March 31, 2001, we paid no rent and a total of $825 at the rate of $15 per hour to Summit for administrative and technical support services pursuant to a verbal agreement.

     The office space and administrative support provided by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. As of December 31, 2001, Summit had contributed office space and administrative support totaling $10,667 and $25,784, respectively.

     The office space we currently occupy is expected to be adequate to meet our foreseeable future needs while we are in the development stage. We own no real property.

Item 3. LEGAL PROCEEDINGS

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature, pending or threatened, or judgments entered against any of our director or officer in their capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the year covered by this report.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Principal Market or Markets
         ---------------------------

     Our common stock does not trade on any market or exchange.

     (b) Approximate Number of Holders of Common Stock
         ---------------------------------------------

     The number of holders of record of our Common Stock at December 31, 2001, was approximately 59.

     (c) Dividends
         ---------
         Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) The Securities Enforcement and Penny Stock Reform Act of 1990
         -------------------------------------------------------------

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under the Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information about their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade out securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while provisions of this Act might be applicable to those securities.

     (e) Blue Sky Compliance
         -------------------

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking statements
     --------------------------

     The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation; our ability to successfully develop new products for new markets; the impact of competition on our revenues; changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

     When used in this  discussion,  words  such as  "believes",  "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempts to advise interested parties of the risks and factors that may affect our business.

     General
     -------

     EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet hosted by third parties. Our business plan has been prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $6,977 in revenue and a net loss from operations of $(170,534) through December 31, 2001.

     We initially anticipated that our arrangement in September 2000 with AJ Indoors, Inc., an indoor sign company, to feature EasyWeb on approximately 100 indoor signs throughout the Denver and Colorado front range areas, would assist us in obtaining an increased customer base in the future. However, this advertising did not commence until February 2001 and we have sold only one turnkey, template web site to date as a result of the arrangement. Although the results of our arrangement with AJ Indoors have been disappointing, AJ Indoors has agreed to add EasyWeb to additional indoor signs in the future and AJ Indoors has agreed to start paying the monthly hosting fees for its web site at our cost. Nevertheless, we no longer regard our arrangement with AJ Indoors as a source of a steady stream of potential customers. Also, we expect to receive revenue in the near future from our arrangement with Euthenics International, Inc., to design and maintain the company's web site in exchange for an ongoing royalty of $.50 per each bottle of product sold from the site for a period five years. Euthenics International currently averages sales of approximately ten bottles of supplements per week from the web site. We plan to bill Euthenics International when the sum of $100 in royalties is owed to us from dietary supplement sales from Euthenics International's web site. Commencing in January 2001, Euthenics International has occasionally run infomercials on national television advertising its dietary supplements with limited success. Euthenics International intends to initiate a major infomercial campaign to advertise it dietary supplements commencing in September 2001. We cannot be certain that the new infomercial campaign will be more successful than previous campaigns or that we will realize significant revenue or achieve profitability as a result of our royalty arrangement with Euthenics International.

     Additionally, we intend to generate increased revenue in the future through the expenditure of additional funds for marketing, advertising and/or promotion. The implementation of these plans is dependent upon our ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. We believe that the revenue generated from our business may not be sufficient to finance these and other future activities and that it may be necessary to raise additional funds through equity and/or debt financing in the next twelve months. We estimate that we will need at least an additional approximately $45,000 in capital during this period in order to fully implement our plans to increase revenue through increased marketing, advertising and promotion and to continue in operation as a going concern. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital for marketing, advertising and promotion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the design, marketing and sale of Internet web sites to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase sales through the expenditure of additional funds for marketing, advertising and/or promotion, this will not ensure that operations will be profitable.

     Plan of Operation
     -----------------

     Our plan of operation for the next twelve months is to focus upon the marketing and sale of our web site design, development, hosting and maintenance services. We do not expect to perform any additional product research and development during the term of this plan. In any event, any additional research and development to enhance our existing products or otherwise, would be performed by Mr. David C. Olson, our President/Treasurer, with the possible assistance of Mr. Terry Romero, President of Sunstar 2000, at no out-of-pocket cost to us.

     We are unable to calculate the cost of our plan of operations over the next twelve months. We expect to be able to satisfy our cash requirements for at least the next three months if we do not increase our marketing, advertising or promotional activities. This is because we have no salaried employees, no additional office rent due until April 2002, and no additional research and development planned. We currently do not intend to hire any additional employees for the foreseeable future and Mr. Olson has verbally agreed not to seek any remuneration from EasyWeb until the company has been profitable for a period of time acceptable to EasyWeb's Board of Directors. To date, Mr. Olson has not accrued, nor does he plan to accrue any salary from EasyWeb. However, see Part 3, Item 12. "Certain Relationships and Related Transactions," of this report for a description of our payments to Summit, from which Mr. Olson, as the sole owner of Summit, benefits indirectly. If we are successful in our efforts to raise additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing, advertising and promotion. Because the results of our advertising with AJ Indoors have been disappointing, Mr. Olson intends to renew his sales efforts and we have plans to advertise in small regional newspapers and periodicals and possibly host a booth at the 2002 business show held in Denver, Colorado, by the Denver Chamber of Commerce. During January 2002, we raised $16,500 through the sale of 550,000 shares of our common stock ($.03 per share), which has been our only fund-raising effort since the successful completion of our securities offering on April 10, 2000, for the receipt of gross proceeds of $101,050. We intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, a private placement of securities that we are contemplating. We cannot be certain that these efforts will be successful. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months.

     However, if we are unable to raise additional capital to support our future operations, we may begin exploring business opportunities for possible investments and/or business combinations with companies that may be operating outside of our original business plan. As of the date of this filing, we have had no discussions and no agreements have been reached with any third parties regarding such an investment or business combination.

     The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

     Results of Operations
     ---------------------

Year Ended December 31, 2001, Versus Year Ended December 31, 2000

     Total revenue was $1,726 for the year ended December 31, 2001, as compared to total revenue of $5,251 for the year ended December 31, 2000.

     We incurred a net loss of $(72,535) during the year ended December 31, 2001, as compared to a net loss of $(79,951) during the year ended December 31, 2000, because of the factors described below. Operating expenses decreased approximately 13%, from $85,202 for the year ended December 31, 2000, to $74,261 for the year ended December 31, 2001. We experienced sizeable decreases in salaries and payroll taxes, web site consulting and maintenance and advertising as a result of the ineffectiveness of our original marketing approach of door to door sales. Because our original marketing approach did not generate any significant revenues we have been forced to reevaluate our business model. Management currently plans to re-establish advertising efforts in the future, provided it is able to procure additional financing for EasyWeb in order to support such efforts. However, professional fees and stock-based compensation support increased substantially. The increase in professional fees are a result of the additional legal and accounting fees the Company incurred as a result of our filing to become a reporting company. Additionally, we incurred $26,600 in stock-based compensation during the year ended December 31, 2001 as compared to $-0- for the year ended December 31, 2000. The increase occurred as a result of paying for services with stock due to the lack of working capital.

Year Ended December 31, 2000, Versus Year Ended December 31, 1999

     Total revenue was $5,251 for the year ended December 31, 2000, as compared to total revenue of $-0- for the year ended December 31, 1999. The limited revenue realized during the year ended December 31, 2000, is the result of our sale of a limited number of web sites.

     We incurred a net loss of $(79,951) during the year ended December 31, 2000, as compared to a net loss of $(16,548) during the year ended December 31, 1999, because of the factors described below. Operating expenses increased from $16,548 for the year ended December 31, 1999, to $85,202 for the year ended December 31, 2000. We experienced a sizeable increase in all operating expenses for the year ended December 31, 2000, as compared to the year ended December 31, 1999. Additionally, we incurred salaries and payroll taxes of $20,729 for the year ended December 31, 2000, as compared to $-0- salaries and payroll taxes for the year ended December 31, 1999. In addition, we incurred $8,299 in costs associated with the Letter of Understanding and Terms dated November 1, 2000, with Euthenics International. See Part I, Item 1. "Description of Business," (b) "Narrative Description of the Business," for a description of this document.

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 2001, we had total assets of $2,885 consisting of $451 in cash, $465 in trade receivables, $1,000 in prepaid expenses and $969 in net intangible assets. As of December 31, 2000, we had total assets of $28,426 consisting of $26,707 in cash and $1,719 in net intangible assets.

     As of December 31, 2001 and 2000, we had total liabilities of $12,818 and $10,908, respectively. Our total shareholders' equity (deficit) was $(13,933) and $13,518, as of December 31, 2001, and 2000, respectively.

     As a result of our inability to generate significant revenue to date together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. Through December 31, 2001, we have been funded through the sale of common stock for gross proceeds in the amount of $101,550. We also raised $16,500 through the sale of 550,000 shares of our common stock ($.03 per share) during January 2002. However, we expect that we may experience working capital shortages in the future until such time as we are successful in raising additional capital and/or achieving profitable operations. While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, it has noted that our significant operating losses raise a substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to increase sales of our Internet products and services. Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit us to continue as a going concern.

     Unless we achieve profitable operations, management will be forced to raise funds from private and/or public equity and/or debt financing in order to continue in operation long-term. We expect our access to capital to continue to be severely restricted on a long-term basis because of the anticipated low market value of our common stock, if it becomes publicly traded, combined with our unstable operating performance. Even if capital is obtained, it is expected to involve extremely high management fees, interest rates and related loan fees and/or require significant discounts and incentives. We expect that management will not continue to fund EasyWeb on a long-term basis and that any other financing may not be available on acceptable terms, if at all. If we fail to achieve profitable operations and we are unable to obtain capital from sources other than affiliates over the long term, we would be forced to cease operations.

     Net cash used in  operating  activities  was  $(30,256)  for the year ended
December 31, 2001, primarily, because of the net loss of $(72,535), offset primarily, by the value of office space and administrative support contributed by an affiliated company ($13,984) and stock-based compensation ($26,600). Net cash used in operating activities was $(72,784) for the year ended December 31, 2000, primarily, because of the net loss of $(79,951), offset primarily, by the value of office space and administrative support contributed by an affiliated company ($10,467).

     For the years ended December 31, 2001 and 2000, net cash used in investing activities totaled $-0- and $2,650, respectively. Cash was used in 2000 to acquire property ($400) to pay for intangible assets ($2,250). During the years ended December 31, 2001 and 2000, net cash provided by financing activities totaled $4,000 and $101,050, respectively. Cash proceeds in 2001 consisted of working capital advances from related parties ($4,000), and proceeds in 2000 consisted of sales of common stock ($101,050).

     Cash decreased by $26,256, from $26,707 at December 31, 2000 to $451 at December 31, 2001, because of the above-described factors. Cash increased by $25,616, from $1,091 at December 31, 1999 to $26,707 at December 31, 2000,
because of the above-described factors.

     Inflation
     ---------

     We believe that inflation has not had a material impact on our business.

     Seasonality
     -----------

     We do not believe that our business is seasonal.

Item 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and accompanying footnotes appear at Pages F-3 through F-8 hereof. These financial statements and related financial information required to be filed hereunder commence on Page F-1 of this Form and are incorporated herein by this reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We did not have any disagreements on accounting and financial disclosures with our accounting firm during the reporting period.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Directors and Executive Officers
         --------------------------------

     The names and ages of our directors and executive officers are as follows:

          Name                  Age                    Position
     ------------------         ---         ---------------------------------
     David C. Olson *            41         President, Treasurer and Director

     Thomas M. Vickers           63         Director

     Barbara Petrinsky           59         Secretary

     * May be deemed a "promoter" and "parent" of our Company, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     Directors hold office until our next annual shareholder meeting and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Olson and Ms. Petrinsky devote up to 25 percent of their time and effort to our business affairs and Mr. Vickers devotes only such time as is necessary for him to perform his responsibilities as a director of our Company.

     We have no audit or compensation committee.

     No family relationship exists between or among our executive officers and directors.

     (b) Business Experience
         -------------------

     David C. Olson has served as the President, the Treasurer and a director of EasyWeb since March 11, 1999. Since May 1997, Mr. Olson has been President of Summit Financial Relations, Inc., a business consulting and investor relations firm located in Englewood, Colorado. From January 1993 until May 1997, Mr. Olson held various positions including national sales manager at Cohig and Associates, Inc. (now part of EastBrokers International, Inc.), a securities broker-dealer firm in Englewood, Colorado with 256 brokers and offices in 23 states which specialize in small cap and growth stocks. Mr. Olson has not been associated with any brokerage firm since May 1997. Mr. Olson also is a managing partner of Mail Box Money, LLC, a private company which is an independent licensed reseller of services for Airborne Express, Inc.

     Thomas M. Vickers has served as a director of EasyWeb since December 7, 2001. Since 1984, Mr. Vickers has been the owner and president of Thomas Vickers Investments located in Englewood, Colorado. His company is primarily active in real estate and private investments. Mr. Vickers is presently semi-retired but stays active in the area of private investments and venture capital opportunities. Prior to moving to Denver, Colorado from Wichita, Kansas in 1984, Mr. Vickers was employed in the investment business with New York Stock Exchange firm A.G. Edwards and Sons (1961-1973) where he was a vice president and later, Dean Witter Reymolds (1973-1983) where he was a vice president and district manager. Mr. Vickers attended Wichita State University from 1956 to 1960, at which time he was recruited into the first "on Wall Street Training Program" in its history by Bache and Company. In addition to his other activities, Mr. Vickers has served on the boards of directors of several companies through out his business career.

     Barbara Petrinsky has served as the Secretary of the Company since July 26, 1999. She has been employed by Summit Financial Relations, an affiliated company, as operations manager since November 1998. In this position, her responsibilities include bookkeeping, payroll, investor/client relations, preparation of press releases, telephone answering, filing and general office management. From April 1990 to July 1998, Mrs. Petrinsky was employed by, and from September 1996 to July 1998 during this period, she served as the Director of, the Montessori School at the Denver Technological Center.

Item 10. EXECUTIVE COMPENSATION

     No cash compensation has been awarded to, earned by or paid to Messrs. David C. Olson and Thomas M. Vickers, President/Treasurer/director and a director of EasyWeb, respectively, and Ms. Barbara Petrinsky, our Secretary, for all services rendered in all capacities to EasyWeb since our inception on September 24, 1998. It is anticipated that, for the foreseeable future, Mr. Olson and Ms. Petrinsky, will receive no compensation in any form for services to EasyWeb in their capacities of executive officer and/or director. Mr. Thomas
M. Vickers has been awarded 200,000 shares of our common stock in consideration for his agreement to serve as a director of EasyWeb. We do not anticipate awarding him any cash compensation for his services in the foreseeable future.

     See Part I, Item 2. "Description of Property," for a description of the Agreement for Administrative Support dated March 11, 1999, between EasyWeb and Summit Financial Relations, Inc., an affiliated company of which Mr. Olson is the President, a director and the sole shareholder, pursuant to which we paid Summit the sum of approximately $11,549 through December 31, 2001, for use of office space and administrative and technical support services at Summit's offices. As the sole shareholder of Summit, Mr. Olson benefited indirectly from these payments.

     See Part 3, Item 12. "Certain Relationships and Related Transactions," for detailed information relating to our issuance on March 11, 1999, to Mr. Olson and Robert Zappa, a former director of EasyWeb, of 1,600,000 shares, and 800,000 shares, of our common stock, respectively, in consideration for the payment of $2,500 and $1,500 in cash (approximately $.002 per share), respectively, the issuance on December 7, 2001, of 200,000 shares to Mr. Thomas M. Vickers as consideration for his agreement to serve on the board of directors of EasyWeb, the issuance on December 7, 2001, of 150,000 shares to Mr. Olson and Summit as consideration for working capital advances made prior to December 31, 2001.

     Effective March 11, 1999, our Board of Directors and shareholders approved the adoption of the Incentive Stock Option Plan (the "Plan") reserving 175,000 shares of our common stock for issuance upon the exercise of stock options received by optionees under the Plan. Except for this Plan, described below at "Incentive Stock Option Plan", we do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any such plans for the foreseeable future. In the future, we may offer stock options to prospective employees and/or consultants; however, no options have been granted as of the date hereof. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of any of these plans and benefits will be at the discretion of our Board of Directors.

     Under Colorado law and pursuant to our Articles of Incorporation, the officers and directors of EasyWeb may be indemnified for various expenses and damages resulting from their acting in such capacity. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, EasyWeb has been informed by our counsel that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

     Incentive Stock Option Plan
     ---------------------------

     Effective as of March 11, 1999, Mr. David C. Olson, our then sole director and shareholder, approved the Incentive Stock Option Plan (the "Plan") reserving an aggregate of 175,000 shares of common stock for issuance upon the exercise of stock options granted to our employees, consultants and non-employee members of the Board of Directors under the Plan. The purpose of the Plan is to promote the growth and general prosperity of EasyWeb by permitting us to grant options exercisable to purchase shares of common stock to our employees, consultants and non-employee members of the Board of Directors.

     Pursuant to the Plan, we may grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, to employees as well as non-qualified stock options to employees, officers, directors and consultants. The Plan provides for administration by our Board of Directors or by a committee that comprises disinterested members of the Board of Directors. The Board or the committee selects the optionees, authorizes the grant of options and determines the number of underlying shares of common stock, the exercise price, the term (not to exceed ten years) and any other terms and conditions of the options. The Board of Directors administers the plan.

     The exercise price of each stock option under the Plan must be at least 100% of the fair market value of the shares of common stock on the date of grant as determined by the Board of Directors. Each incentive stock option may be exercisable for a period, as determined by the Board of Directors, but not in excess of ten years from the date of grant. The exercise price of all incentive stock options granted under the Plan to shareholders possessing more than 10% of the total combined voting power of all classes of our stock must be less than 110% of the fair market value of the shares of common stock on the date of grant and those options may be exercisable for a period not in excess of five years from the date of grant. All options granted under the Plan are non-transferable and may be exercised only by the optionee or the optionee's estate.

     There is no limit on the number of shares with respect to which options may be granted under the Plan to any participating employee. However, the aggregate fair market value of shares of common stock (determined on the date the option is granted) with respect to which incentive stock options become exercisable for the first time by an individual option holder during any calendar year (under all such plans maintained by EasyWeb) may not exceed $100,000.

     Options granted under the Plan may be exercised within twelve months after the date of an optionee's termination of employment by reason of his death or disability, or within three months after the date of termination by reason of retirement or voluntary termination approved by the Board of Directors, but only to the extent the option was otherwise exercisable on the date of termination. In the event an optionee's employment is terminated for any reason other than death, disability, retirement or voluntary termination approved by the Board of Directors, the optionee's option terminates thirty days after the date of such termination.

     The Plan will terminate on February 24, 2009. The Plan may be amended by the Board of Directors without shareholder approval, except that no amendment that increases the maximum aggregate number of shares that may be issued under the Plan or changes the class of employees who are eligible to participate in the Plan, can be made without the approval of our shareholders. As of December 31, 2001, 100,000 options were outstanding and exercisable. These options were granted to Terry Romero on December 20, 2001. Options granted under the Plan, and shares of common stock issued upon the exercise of any those options, will not be registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933. These securities will be offered pursuant to the exemption from registration provided by Rule 504 of Regulation D promulgated under Section 3(b) of, or other available exemption under, the Securities Act of 1933. Accordingly, resales of the securities will be subject to the registration requirements of Section 5 of, and Rule 144 of the General Rules and Regulations promulgated under, the Securities Act of 1933.

     The Plan provides that the number of shares of common stock underlying each option and the exercise price of the option shall be proportionately adjusted in the event of a stock split, reverse stock split, stock dividend or similar capital adjustment that is effected without receipt of additional consideration by EasyWeb.

     Compensation of Directors
     -------------------------

     Directors of EasyWeb receive no compensation pursuant to any standard arrangement for their services as directors. However, directors who are not officers may be paid an annual fee or a fee per meeting of the Board of Directors in an amount(s) to be determined in the future by the Board of Directors. Thomas M. Vickers was awarded 200,000 shares of our common stock on December 7, 2001, in consideration for his agreement to serve as a director of EasyWeb.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding beneficial ownership as of the December 31, 2001 of our common stock by any person who is known by us to be the beneficial owner of more than five (5%) percent of our voting securities, by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Under the General Rules and Regulations of the Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. As of December 31, 2001, there were 3,940,200 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

                                                Shares
                                              Beneficially       Percentage
        Beneficial Owner                        Owned (1)        of Class (1)
------------------------------------            ---------        ------------

David C. Olson (2) (3)                         1,783,333          39.6%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Thomas M. Vickers (3)                            410,000           9.1%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Robert J. Zappa                                  964,000          21.4%
2740 Kendrick Street
Golden, Colorado 80401

Steven E. Muth                                   800,000          17.8%
6463 South Malaya Street
Aurora, Colorado 80016

Barbara Petrinsky (2)                             17,667           0.4%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

All executive officers and directors           2,211,000          49.1%
as a group


     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,506,200 shares of our common stock issued and outstanding as of March 11, 2002.

     (2)  Executive officer of the Company.

     (3)  Member of the Board of Directors of the Company.

     The following table provides information related to equity compensation plans as of December 31, 2001:


                         Number of                                Number of
                         Securities                               Securities
                        to be Issued                              Remaining
                           Upon                                   Available
                        Exercise of      Weighted-Average         for Future
                        Outstanding       Exercise Price           Issuance
                          Options,        of Outstanding         Under Equity
      Plan              Warrants and     Options, Warrants       Compensation
    Category               Rights           and Rights               Plans
-------------------     ------------     ------------------      -------------

Equity compensation
  plans approved by
  security holders         100,000           $ 0.25               75,000

Equity compensation
  plans not approved
  by security holders        -0-              N/A                  -0-



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 11, 1999, we sold 1,600,000 shares of our common stock to Mr. David C. Olson, the President, the Treasurer and a director of EasyWeb, in consideration for the sum of $2,500 in cash (approximately $.002 per share). Mr. Olson serves as one of our two executive officers and directors and owns of record and beneficially 39.6% of the issued and outstanding shares of our common stock. Also on March 11, 1999, we sold 800,000 shares of common stock to each of

Mr. Robert J. Zappa and Mr. Steven Muth, both former company directors, in consideration for the payment by each individual of the amount of $1,500 in cash (approximately $.002 per share).

     On April 1, 2001, we entered into the Agreement with Summit for use of office space, administrative support (including reception, secretarial and bookkeeping services) and technical support (including use of office, computer and telecommunications equipment) at Summit's offices. The agreement provides for us to pay Summit rent in the amount of $4,000 in advance for a period of one year from April 1, 2001, to March 31, 2002, and the sum of $15 per hour for bookkeeping services. Pursuant to the agreement, all other services, including administrative and technical support and web site design, development and sales, are provided by Summit free of charge until our Board of Directors determines that we have sufficient cash flow or earnings to pay Summit cash for the services. Pursuant to the agreement, we paid Summit $4,000 for rent on April 1, 2001, and a total of $1,016 for bookkeeping and other administrative services from January 1, 2001, through December 31, 2001. During the period from March 11, 1999, through August 31, 2000, we were parties to the Agreement for Administrative Support with Summit Financial Relations, Inc., an affiliated company of which Mr. Olson is the President, a director and the sole shareholder, for use of office space, administrative support and technical support at Summit's offices located at 6025 South Quebec Street, Suite #150, Englewood, Colorado 80111. The agreement provided for us to pay Summit for these services the amount of $1,500 per month commencing in the month of April 2000 in which we received the minimum proceeds of at least $100,000 from our offering of common stock that occurred between December 10, 1999, and April 10, 2000. During the period following the closing of this common stock offering for the receipt of gross proceeds of $101,050 on April 10, 2000 through August 31, 2000, we paid Summit, pursuant to the Agreement for Administrative Support, the sum of approximately $7,000 for the use of office space and administrative and technical support services at Summit's offices. On September 1, 2000, EasyWeb and Summit abandoned the agreement because of EasyWeb's failure to realize significant revenues from operations. During the period from September 1, 2000, through March 31, 2001, we paid no rent and a total of $825 at the rate of $15 per hour to Summit for administrative and technical support services pursuant to a verbal agreement. Mr. Olson, as the sole shareholder of Summit, benefited indirectly from these payments.

     The fair value of the office space and administrative support provided by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. As of December 31, 2001, Summit had contributed office space and administrative support totaling $10,667 and $25,784, respectively.

     Because of their management positions, organizational efforts and/or percentage share ownership in EasyWeb, Messrs. Olson, Zappa and Muth may be deemed to be "parents" and "promoters" of the Company, as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between and among EasyWeb and Messrs. Olson, Zappa and Muth, such as the sale of our common stock to each of them as described above, should not be considered to have occurred at arm's-length.

     On December 7, 2001, Thomas M. Vickers, was awarded 200,000 shares of our common stock in consideration for his agreement to serve as a director of EasyWeb.

     On December 7, 2001, we issued 150,000 shares of our common stock to Mr. Olson and Summit as consideration for working capital advances totaling $4,500 ($.03 per share).

     During January 2002, we sold 33,333 and 16,667 shares of our common stock to Mr. Olson and Ms. Petrinsky, respectively, at $.03 per share (gross proceeds totaling $1,500). Both Mr. Olson and Ms. Petrinsky are officers of EasyWeb. In addition to the 50,000 shares sold to Mr. Olson and Ms. Petrinsky, we sold 500,000 shares of our common stock to unrelated third parties for gross proceeds totaling $15,000, or $.03 per share.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.01    Articles of Incorporation (1)
        3.02    Bylaws (2)

        10.01   Agreement for Administrative Support, dated March 11, 1999 (3)
        10.02   Independent Consultant Application and Agreement, dated
                  June 1, 1999 (4)
        10.03 Rent, Bookkeeping and Services Agreement between EasyWeb, Inc. and Summit Financial Relations, Inc., dated April 1, 2001 (5)

     (1)  Incorporated  by  reference  to  Exhibit  3.01  to  the   registration
          statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on December 28, 2001 (File No. 0-32353).

     (2)  Incorporated  by  reference  to  Exhibit  3.02  to  the   registration
          statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on December 28, 2001 (File No. 0-32353).

     (3) Incorporated by reference to Exhibit 10.01 to the registration statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on December 28, 2001 (File No. 0-32353).

     (4) Incorporated by reference to Exhibit 10.02 to the registration statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on December 28, 2001 (File No. 0-32353).

     (5) Incorporated by reference to Exhibit 10.03 to the registration statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on December 28, 2001 (File No. 0-32353).

     (b) No reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):  EASYWEB, INC.



By:   /s/ David C. Olson                Date: March 15, 2002
      ------------------                      --------------
      David C. Olson
      President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ David C. Olson                Date: March 15, 2002
      ------------------                      --------------
      David C. Olson
      President

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Balance Sheet at December 31, 2001 .......................................   F-3

Statements of Operations for the years ended December 31, 2001 and 2000, and from September 24, 1998 (inception) through
     December 31, 2001 ...................................................   F-4

Statement of Changes in Shareholders' Deficit for the period from
     September 24, 1998 (inception) through December 31, 2001 ............   F-5

Statements of Cash Flows for the years ended December 31, 2001 and 2000, and from September 24, 1998 (inception) through
     December 31, 2001 ...................................................   F-7

Notes to Financial Statements ............................................   F-8

                         Report of Independent Auditors

To the Board of Directors and Shareholders:
EasyWeb, Inc.


We have audited the accompanying balance sheet of EasyWeb, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2001 and 2000, and the period from September 24, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EasyWeb, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from September 24, 1998 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit at December 31, 2001 and has suffered significant operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 4, 2002

                                  EASYWEB, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                December 31, 2001

                                     Assets

Cash .............................................................    $     451
Accounts receivable, trade .......................................          465
Prepaid expenses .................................................        1,000
Web site development costs, net of accumulated
    amortization of $1,281 (Note 1) ..............................          969
                                                                      ---------

                                                                      $   2,885
                                                                      =========

                      Liabilities and Shareholders' Deficit

Accounts payable and accrued liabilities .........................    $   6,935
Due to affiliate (Note 2) ........................................          383
Indebtedness to related parties (Note 2) .........................        5,500
                                                                      ---------
                                                 Total liabilities       12,818
                                                                      ---------

Liability for common stock subject to rescission,
    16,000 shares (March 2000) (Note 4) ..........................        4,000
                                                                      ---------

Shareholders' deficit (Notes 2 and 4):
    Common stock, no par value;  30,000,000 shares authorized,
       3,940,200 shares issued and outstanding ...................       99,550
    100,000 outstanding stock options ............................       20,600
    Additional paid-in capital ...................................       36,451
    Deficit accumulated during development stage .................     (170,534)
                                                                      ---------

                                       Total shareholder's deficit      (13,933)
                                                                      ---------

                                                                      $   2,885
                                                                      =========

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                               September 24,
                                                                                   1998
                                                      For the Years Ended       (Inception)
                                                           December 31,          Through
                                                  --------------------------    December 31,
                                                     2001           2000           2001
                                                  -----------    -----------    -----------
Revenue:
    Commissions, related party (Note 2) .......   $      --      $     4,000    $     4,000
    Commissions, other ........................         1,726          1,251          2,977
                                                  -----------    -----------    -----------
                  Total revenue ...............         1,726          5,251          6,977
                                                  -----------    -----------    -----------

Operating expenses:
    Stock-based compensation (Notes 2 and 4):
       Consulting services ....................        20,600           --           20,600
       Director services ......................         6,000           --            6,000
    Rent ......................................         3,000          2,333          5,333
    Contributed rent (Note 2) .................         3,000          3,667         10,667
    Administrative support ....................         1,016          5,200          6,216
    Contributed administrative support (Note 2)        10,984          6,800         25,784
    Salaries and payroll taxes ................          --           20,729         20,729
    Professional fees .........................        23,174         12,797         40,363
    Web site consulting and maintenance .......         2,624          9,135         12,759
    Information technology agreement (Note 5) .          --            8,269          8,269
    Advertising ...............................           120         11,662         12,034
    Depreciation and amortization .............           750            672          1,439
    Other .....................................         2,993          3,938          7,318
                                                  -----------    -----------    -----------
                  Total operating expenses ....        74,261         85,202        177,511
                                                  -----------    -----------    -----------

                  Loss before income taxes ....       (72,535)       (79,951)      (170,534)

Income tax provision (Note 3) .................          --             --             --
                                                  -----------    -----------    -----------

                  Net loss ....................   $   (72,535)   $   (79,951)   $  (170,534)
                                                  ===========    ===========    ===========

Basic and diluted loss per share ..............   $     (0.02)   $     (0.02)
                                                  ===========    ===========

Basic and diluted weighted average
    common shares outstanding .................     3,610,687      3,505,150
                                                  ===========    ===========

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit

                                                                                                            Deficit
                                                                                                           Accumulated
                                                            Common Stock        Outstanding   Additional     During
                                                       ----------------------      Stock       Paid-In     Development
                                                         Shares      Amount       Options      Capital       Stage         Total
                                                       ----------  ----------    ----------   ----------   ----------    ----------
Balance at
    September 24, 1998 (inception) ...............           --    $     --      $     --     $     --     $     --      $     --

Net loss for the period ended
    December 31, 1998 ............................           --          --            --           --         (1,500)       (1,500)
                                                       ----------  ----------    ----------   ----------   ----------    ----------

Balance at December 31, 1998 .....................           --          --            --           --         (1,500)       (1,500)

March 11, 1999, shares sold to officers
    ($.0017/share) (Note 2) ......................      2,400,000       4,000          --           --           --           4,000
March 11, 1999, shares issued to director
    in exchange for expenses paid on behalf
    of the Company ($.0019/share) (Note 2) .......        800,000       1,500          --           --           --           1,500
November 9, 1999, shares sold to affiliate
    at $.25 per share (Note 2) ...................          2,000         500          --           --           --             500
Office space and administrative support
    contributed by an affiliate (Note 2) .........           --          --            --         12,000         --          12,000
Net loss, year ended December 31, 1999 ...........           --          --            --           --        (16,548)      (16,548)
                                                       ----------  ----------    ----------   ----------   ----------    ----------

Balance at December 31, 1999 .....................      3,202,000       6,000          --         12,000      (18,048)          (48)

March 2000, shares sold in a private
    offering at $0.25 per share, net of
    $14,000 of offering costs (Note 4) ...........        404,200      87,050          --           --           --          87,050
July 2000, stock subject to rescission
    (Note 4) .....................................        (16,000)     (4,000)         --           --           --          (4,000)
Office space and administrative support
    contributed by an affiliate (Note 2) .........           --          --            --         10,467         --          10,467
Net loss, year ended December 31, 2000 ...........           --          --            --           --        (79,951)      (79,951)
                                                       ----------  ----------    ----------   ----------   ----------    ----------

                 See accompanying notes to financial statements


                                  EASYWEB, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit
                                                                                                            Deficit
                                                                                                           Accumulated
                                                            Common Stock         Outstanding  Additional     During
                                                       -----------------------     Stock       Paid-In     Development
                                                         Shares      Amount       Options      Capital       Stage         Total
                                                       ----------  ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2000 .....................      3,590,200      89,050          --         22,467      (97,999)       13,518

December 2001, stock issued to officer in
    exchange for debt ($.03/share) (Note 2) ......        150,000       4,500          --           --           --           4,500
December 2001, stock issued to director in
    exchange for services ($.03/share) (Note 2) ..        200,000       6,000          --           --           --           6,000
December 2001, stock options issued in
    exchange for services, valued at the fair
    value of the options ($.206/share) (Note 4) ..           --          --          20,600         --           --          20,600
Office space and administrative support
    contributed by an affiliate (Note 2) .........           --          --            --         13,984         --          13,984
Net loss, year ended December 31, 2001 ...........           --          --            --           --        (72,535)      (72,535)
                                                       ----------  ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2001 .....................      3,940,200  $   99,550    $   20,600   $   36,451   $ (170,534)   $  (13,933)
                                                       ==========  ==========    ==========   ==========   ==========    ==========


                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 September 24,
                                                                                    1998
                                                          For the Years Ended     (Inception)
                                                              December 31,          Through
                                                         ----------------------   December 31,
                                                           2001          2000         2001
                                                         ---------    ---------    ---------
Cash flows from operating activities:
    Net loss .........................................   $ (72,535)   $ (79,951)   $(170,534)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization ..............         750          672        1,439
          Equipment and intangible assets exchanged
            for services (Note 1) ....................        --            450          450
          Stock-based compensation (Note 4) ..........      26,600         --         26,600
          Office space and administrative support
            contributed by an affiliate (Note 2) .....      13,984       10,467       36,451
          Changes in operating assets and liabilities:
               Receivables and prepaid expenses ......      (1,465)        --         (1,465)
               Accounts payable, accrued expenses
                  and due to affiliate ...............       2,410       (4,422)       8,818
                                                         ---------    ---------    ---------
                     Net cash used in
                        operating activities .........     (30,256)     (72,784)     (98,241)
                                                         ---------    ---------    ---------

Cash flows from investing activities:
    Purchases of equipment ...........................        --           (400)        (400)
    Payments for intangible assets ...................        --         (2,250)      (2,458)
                                                         ---------    ---------    ---------
                     Net cash used in
                        investing activities .........        --         (2,650)      (2,858)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds on advances from related parties (Note 2)       4,000         --         10,000
    Proceeds from the sale of common stock (Note 4) ..        --         97,050      101,550
    Proceeds from the sale of common stock subject
       to rescission (Note 4) ........................        --          4,000        4,000
    Payments for offering costs ......................        --           --        (14,000)
                                                         ---------    ---------    ---------
                     Net cash provided by
                        financing activities .........       4,000      101,050      101,550
                                                         ---------    ---------    ---------

                        Net change in cash ...........     (26,256)      25,616          451

Cash, beginning of period ............................      26,707        1,091         --
                                                         ---------    ---------    ---------

Cash, end of period ..................................   $     451    $  26,707    $     451
                                                         =========    =========    =========

Supplemental disclosure of cash flow information:
    Income taxes .....................................   $    --      $    --      $    --
                                                         =========    =========    =========
    Interest .........................................   $    --      $    --      $    --
                                                         =========    =========    =========

Non-cash financing activities:
    Common stock issued in exchange for debt .........   $   4,500    $    --      $   6,000
                                                         =========    =========    =========

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) Organization and Summary of Significant Accounting Policies With Basis of Presentation

Organization

EasyWeb, Inc. (the "Company") was incorporated in Colorado on September 24, 1998 under the name NetEscapes, Inc. The name of the Company was changed to EasyWeb, Inc. on February 2, 1999. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. The Company markets web sites on the Internet, which are built by a third party, Sunstar 2000. During 2000, the Company entered a verbal agreement with Sunstar 2000, whereby the Company receives a sales commission for all templated web sites and web site products sold by the Company. The Company also pays Sunstar 2000 an hourly rate or negotiated fee for work on custom web sites sold by the Company.

As of December 31, 2001, the Company has a working capital deficit and has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company's management intends to obtain working capital through operations and to seek additional funding through equity offerings to help fund the Company's operations as it expands. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2001.

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Equipment and depreciation

Equipment is stated at cost. Equipment is depreciated over its estimated useful life using the straight-line method. Depreciation expense totaled $-0-, $89, and $89, respectively, for the years ended December 31, 2001 and 2000, and the period from September 24, 1998 (inception) through December 31, 2001. The Company had disposed of all equipment as of December 31, 2000. There was no gain or loss on the disposal of the equipment.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web-site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on April 11, 2000. Amortization expense totaled $750, $531, and $1,281, respectively, for the years ended December 31, 2001 and 2000, and the period from September 24, 1998 (inception) through December 31, 2001.

In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs," during the year ended December 31, 2000. EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Impairments on long-lived assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

If circumstances indicate that the carrying amount of an asset may not recoverable, the Company must estimate the future cash flows expected to result from the use of the assets and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by the asset less any future cash outflows expected to be necessary to obtain those inflows.

Deferred offering costs

Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' equity. If an offering is not successful, the costs are charged to operations at that time.

Loss per common share

The Company accounts for loss per share under the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, net loss per share-basic excludes dilution and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Common stock options outstanding at December 31, 2001 were not included in the diluted loss per share as all 100,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2001 were equal.

Revenue recognition

The Company's sales are reported on a net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". All of the Company's revenues are reported as commissions. The Company recognizes revenue only after its service has been performed and collectibility of its fee is reasonably assured. Revenues through related party transactions are recognized when the service has been performed and the cash has been received.

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Advertising barter transactions

The Company reports its advertising barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical transactions involving cash. The Company did not recognize any revenues or expenses in connection with its advertising barter transactions for the periods presented.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of December 31, 2001.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

(2)  Related Party Transactions

Liabilities

At December 31, 2001, the Company owed an affiliate $383 for postage, telephone and administrative expenses paid on behalf of the Company.

During the year ended December 31, 1999, an officer and two directors advanced the Company a total of $6,000 ($2,000 each) for working capital. The advances are unsecured, bear no interest and are due on demand. During the year ended December 31, 2001, the officer and directors advanced the Company an additional $4,000 at the same terms. In December 2001, the Company issued the officer 150,000 shares of its common stock in exchange for advances totaling $4,500. Following the stock issuance, the Company owed the directors $5,500, which is included in the accompanying financial statements as indebtedness to related parties.

Common stock

On December 7, 2001, the Company issued 200,000 shares of its common stock to a director in exchange for services provided to the Company. Because the transaction was between related parties, no fair market value was assigned to the services. The transaction was valued at $.03 per share based on contemporaneous common stock sales to unrelated third parties. Stock-based compensation of $6,000 is included in the accompanying financial statements.

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


On November 9, 1999, the Company sold 2,000 shares of its no par value restricted common stock to an affiliate company for $500. The Company is affiliated through common control.

On March 11, 1999, the Company sold 2,400,000 shares of its no par value restricted common stock to two officers for a total of $4,000.

On March 11, 1999, the Company issued 800,000 shares of its no par value restricted common stock to a director in exchange for legal expenses paid on behalf of the Company totaling $1,500.

Revenue

During the year ended December 31, 2000, the Company earned commission revenues totaling $4,000 for the sale of a web site to an affiliate. The $4,000 commission totals 57.3 percent of the revenue generated by the Company since inception.

Rent and administrative support

On March 11, 1999, the Company entered an Administrative Support Agreement with an affiliate, which provides for the use of the affiliate's office space, and administrative and technical support by the Company. The Company agreed to pay the affiliate $1,500 per month for these services ($500-rent and $1,000-support) beginning in the month when the minimum proceeds from the stock offering were received by the Company. The Company began paying the affiliate for rent and administrative support during April of 2000.

Office space
------------

Prior to the Company's receipt of minimum proceeds from its stock offering, the affiliate contributed its office space to the Company. Contributed rent was calculated from May 1999 (the first month the Company conducted operating transactions) through April 10, 2000 based on a rate of $500 per month in accordance with the Agreement. The Company recorded $4,000 and $1,667 as rent expense with a corresponding credit to additional paid-in capital for the year ended December 31, 1999 and the period from January 1, 2000 through April 10, 2000, respectively.

Following the Company's receipt of minimum proceeds from its stock offering, the Company paid the affiliate rent of $333 in April 2000 and $500 each month from May through August of 2000.

On September 1, 2000, the affiliate began contributing the office space to the Company. The Company recorded $3,500 as rent expense with a corresponding credit to additional paid-in capital for the period from September 1, 2000 through March 31, 2001.

In April 2001, the Company paid the affiliate $4,000 to rent the office space from April 1, 2001 through March 31, 2002. As of December 31, 2001, $3,000 of the payment was expensed and $1,000 was recorded as prepaid rent. Because the fair value of the office space was determined at $500 per month, and additional $1,500 was charged to rent expense with a corresponding credit to additional paid-in capital for the period from April 1, 2001 through December 31, 2001.

Rent expense totaled $6,000, $6,000, and $16,000 for the years ended December 31, 2001 and 2000, and from September 24, 1998 (inception) through December 31, 2001, respectively. Of the $16,000 incurred for rent expense, $5,333 was paid in cash and $10,667 was contributed.

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Administrative and technical support
------------------------------------

Prior to the Company's receipt of minimum proceeds from its stock offering, the affiliate contributed its administrative and technical support to the Company. Contributed administrative support was calculated from May 1999 (the first month the Company conducted operating transactions) through April 10, 2000. The Company recorded $8,000 and $3,333 as administrative support expense with a corresponding credit to additional paid-in capital for the year ended December 31, 1999 and the period from January 1, 2000 through April 10, 2000, respectively.

Following the Company's receipt of minimum proceeds from its stock offering, the Company paid the affiliate $667 in April 2000 and $1,000 each month from May through August of 2000.

In September of 2000, the Company and affiliate amended the Administrative Support Agreement. Commencing in September 2000, the affiliate began charging the Company an hourly rate for administrative support rather than the $1,000 monthly rate. However, the Company continued to record administrative support expense at the fair value rate of $1,000 per month. Administrative support fees billed at less than $1,000 per month were recorded as contributed support to increase the expense to $1,000 per month. The fees charged to the Company for the period from September 1, 2000 through December 31, 2000 totaled $533.

Administrative support billed by the affiliate for the year ended December 31, 2001 totaled $1,016.

Administrative support expense totaled $12,000, $12,000, and $32,000 for the years ended December 31, 2001 and 2000, and from September 24, 1998 (inception) through December 31, 2001, respectively. Of the $32,000 incurred for administrative support expense, $6,216 was paid in cash and $25,784 was contributed.

Marketing agreement

On February 24, 1999, an affiliate assigned all of its rights and privileges in a marketing agreement to the Company. The Agreement assigns the affiliate's rights to market Big Online, Inc.'s products and services to the Company. The products and services consist of the development and maintenance of "web sites" on the Internet for business and professional customers. On May 1, 2000, the Company's affiliate was dissolved and the marketing agreement was terminated. The Company conducted no transactions under the agreement.

(3)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                        Years Ended
                                                        December 31,
                                                     ------------------
                                                      2001       2000
                                                     -------   --------
U.S. statutory federal rate ....................      16.05%     17.45%
State income tax rate, net of federal benefit...       3.89%      3.92%
Permanent differences ..........................      -3.85%     -1.44%
Net operating loss for which no tax
   benefit is currently available ..............     -16.09%    -19.93%
                                                     -------   --------
                                                       0.00%      0.00%
                                                     =======   ========

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


At December 31, 2001, deferred taxes consisted of a net tax asset of $29,941 due to operating loss carryforwards of $145,723, which was fully allowed for, in the valuation allowance of $29,941. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2001 and 2000 were $11,671 and $14,846, respectively. Net operating loss carryforwards will expire through 2021.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(4)  Shareholders' Deficit

Confidential offering of common stock

During the months from December 1999 through March 2000, the Company conducted a private placement offering whereby it sold 404,200 shares of its no par value common stock for $.25 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Securities Act of 1933, as amended. The shares were sold through the Company's officers and directors. The Company received $87,050 after deducting offering costs totaling $14,000. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

Rescission offer

On July 5, 2000, the Company notified the State of Arizona that it had collected proceeds from the common stock offering prior to meeting all Blue Sky laws required by that State. The Company may be contingently liable to certain shareholders who purchased common stock in the above private offering if they elect to have the transactions rescinded pursuant to the offer of rescission to be made by the Company. To remedy this situation, the Company intends to file a registration statement with the State of Arizona, which would include a rescission offer to those shareholders who purchased the securities under an offering that was deemed to be in violation of the Blue Sky laws of Arizona. The Company sold 16,000 shares of its no par value common stock to three Arizona residents for $4,000 through the private stock offering. The amount or probability of any financial liability could not be reasonably estimated at December 31, 2001.

Stock option plan

The Company has adopted an incentive stock option plan for the benefit of key personnel and others providing significant services. An aggregate of 175,000 shares of common stock has been reserved under the plan. Options granted pursuant to the plan will be exercisable at a price no less than 100% of fair market value of a common share on the date of grant.

In December 2001, the Company granted options for 100,000 shares of its common stock, exercisable at $.25 per share to a non-employee for consulting services rendered to the Company. The Company's common stock had a fair market value of approximately $.03 per share based on contemporaneous common stock sales. The options were fully vested on the grant date and expire on December 20, 2011. The fair value of the options as determined in accordance with SFAS No. 123 was $20,600, which charged to operations during 2001 with a corresponding credit to equity reported as outstanding stock options in the accompanying financial statements.

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


The fair value of the stock options granted has been estimated as of the grant date using the Black-Scholes option-pricing model. The weighted average assumption of the risk-free interest rate used to determine the fair value of the above options was three percent. Because the Company's common stock is not publicly traded, the expected volatility was zero based on the minimum value method. The assumed expected dividend yield was zero and the expected life of the options was two years.

The weighted average exercise price and fair value of the options were $.25 and $.206, respectively. There were no options granted with exercise prices less than the fair market value of the underlying stock on the date of grant. No options were exercised, forfeited, or expired during 2001. The options granted to purchase 100,000 shares of the Company's common stock are the only options granted since inception and all were outstanding and exercisable at December 31, 2001.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

(5)  Information Technology Agreement

On November 1, 2000, the Company entered into an information technology agreement with Euthenics International, Inc. ("EII"). The Company agreed to design, develop and pay for a web site that would allow EII to sell its products over the Internet. The Company also agreed to assist EII with the implementation of its Mail Order Management system and to train EII employees by hiring and paying for a mutually acceptable consultant. In exchange for these services, the Company will receive a royalty of $.50 per bottle of any EII product sold for the five year period from December 1, 2000 through December 1, 2005. The contract is renewable on a year-to-year basis following December 1, 2005. Management estimates that the total costs associated with this contract will not exceed the $8,269 recognized during the year ended December 31, 2001. Costs incurred under this contract may exceed the amount of royalty revenues realized. Revenue will be recognized under the agreement, in accordance with the Company's revenue recognition policy. No revenue was recognized under the agreement during the years ended December 31, 2001 and 2000.

(6)  Subsequent Event

During January 2002, the Company sold 550,000 shares of its common stock for $16,500, or $.03 per share. Of the 550,000 shares sold, 50,000 shares were sold to officers of the Company and 500,000 shares were sold to unrelated third parties.

During January 2002, the Company repaid the $5,500 of advances owed to the directors as of December 31, 2001.