Form 10QSB
period 2002-03-31
EASYWEB INC
filed 2002-05-07
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2002                 Commission File Number 0-32353
                   --------------                                        -------



                                  EASYWEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            COLORADO                                            84-1475642
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)



6025 South Quebec Street, Suite 150, Englewood, Colorado              80111
--------------------------------------------------------            ---------
       (Address of principal executive offices)                     (Zip code)

                                 (720) 489-8873
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                           4,506,200
--------------------------           -------------------------------------------
          Class                      Number of shares outstanding at May 3, 2002

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2002 (unaudited) ..................   3
     Condensed  statements of operations, three months ended March 31,
        2002 (unaudited) and 2001 (unaudited), and September 24, 1998
        (inception) through March 31, 2002 (unaudited) ....................   4
     Condensed statements of cash flows, three months ended March 31,
        2002 (unaudited) and 2001 (unaudited), and September 24, 1998
        (inception) through March 31, 2002 (unaudited) ....................   5
     Notes to unaudited condensed financial statements ....................   6

     Item 2.  Plan of Operation ...........................................   8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   9
     Item 2.  Changes in Securities .......................................   9
     Item 3.  Defaults Upon Senior Securities .............................   9
     Item 4.  Submission of Matters to a Vote of Security Holders .........   9
     Item 5.  Other Information ...........................................   9
     Item 6.  Exhibits and Reports on Form 8-K ............................   9

     Signatures ...........................................................  10

Part 1.  Item 1.  Financial Information
-------           ---------------------


                                  EASYWEB, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2002

                                     Assets

Cash ......................................................     $   5,316
Web site development costs, net ...........................           781
                                                                ---------

                                                                $   6,097
                                                                =========

Liabilities and Shareholders' Deficit

Liabilities:
     Accounts payable and accrued liabilities .............     $   5,192
     Indebtedness to related parties (Note B) .............           344
                                                                ---------
                                          Total liabilities         5,536
                                                                ---------

Common stock subject to rescission,
     16,000 shares (March 2000) (Note D) ..................         4,000
                                                                ---------

Shareholders' deficit (Note D):
     Common stock .........................................       116,050
     Outstanding stock options ............................        20,600
     Additional paid-in capital ...........................        39,666
     Deficit accumulated during development stage .........      (179,755)
                                                                ---------
                                Total shareholders' deficit        (3,439)
                                                                ---------

                                                                $   6,097
                                                                =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)
                                                                                  September 24,
                                                                                      1998
                                                          Three Months Ended       (Inception)
                                                               March 31,             through
                                                     --------------------------     March 31,
                                                        2002           2001           2002
                                                     -----------    -----------    -----------
Revenue:
     Commissions, related party ..................   $      --      $      --      $     4,000
     Commissions, other ..........................         1,610            340          4,587
                                                     -----------    -----------    -----------
                                     Total revenue         1,610            340          8,587
                                                     -----------    -----------    -----------

Operating expenses:
     Stock-based compensation ....................          --             --           26,600
     Rent (Note B) ...............................         1,000           --            6,333
     Contributed rent (Note B) ...................           500          1,500         11,167
     Administrative support (Note B) .............           285            292          6,501
     Contributed administrative support
         (Note B) ................................         2,715          2,708         28,499
     Salaries and payroll taxes ..................          --             --           20,729
     Professional fees ...........................         5,197          8,009         45,560
     Web site consulting and maintenance .........           250            216         13,009
     Information technology agreement ............          --             --            8,269
     Advertising .................................          --             --           12,034
     Depreciation and amortization ...............           188            188          1,627
     Other .......................................           696            788          8,014
                                                     -----------    -----------    -----------
                          Total operating expenses       (10,831)       (13,701)      (188,342)
                                                     -----------    -----------    -----------
                                    Operating loss        (9,221)       (13,361)      (179,755)

Income taxes (Note C) ............................          --             --             --
                                                     -----------    -----------    -----------

                                          Net Loss   $    (9,221)   $   (13,361)   $  (179,755)
                                                     ===========    ===========    ===========


Basic and diluted loss per common share ..........   $     (0.00)   $     (0.00)
                                                     ===========    ===========
Basic and diluted weighted average
     common shares outstanding ...................     4,429,095      3,590,200
                                                     ===========    ===========

            See accompanying notes to condensed financial statements
                                        4

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                            September 24,
                                                                                                1998
                                                                      Three Months Ended     (Inception)
                                                                           March 31,           through
                                                                    ----------------------    March 31,
                                                                      2002         2001         2002
                                                                    ---------    ---------    ---------
Net cash (used in) operating activities .........................   $  (6,135)   $ (10,256)   $(104,376)
                                                                    ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchase .........................................        --           --           (400)
     Payments for intangible assets .............................        --           --         (2,458)
                                                                    ---------    ---------    ---------
                          Net cash (used in) investing activities        --           --         (2,858)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds on advances from related parties ..................        --           --         10,000
     Repayment of advances from related parties .................      (5,500)        --         (5,500)
     Proceeds from the sale of common stock .....................      16,500         --        118,050
     Proceeds from the sale of common stock subject
        to rescission ...........................................        --           --          4,000
     Payments for offering costs ................................        --           --        (14,000)
                                                                    ---------    ---------    ---------
                        Net cash provided by financing activities      11,000         --        112,550
                                                                    ---------    ---------    ---------

Net change in cash ..............................................       4,865      (10,256)       5,316
Cash, beginning of period .......................................         451       26,707         --
                                                                    ---------    ---------    ---------
                                              Cash, end of period   $   5,316    $  16,451    $   5,316
                                                                    =========    =========    =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ................................................   $    --      $    --      $    --
                                                                    =========    =========    =========
        Income taxes ............................................   $    --      $    --      $    --
                                                                    =========    =========    =========

     Non-cash financing activity:
        Stock issued for satisfaction of debt ...................   $    --      $    --      $   6,000
                                                                    =========    =========    =========

            See accompanying notes to condensed financial statements
                                        5

                                 EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note A: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B: Related party transactions

Prepaid rent
------------
The Company paid an affiliate $4,000 during April 2001 to rent office space for the period from April 1, 2001 through March 31, 2002. As of March 31, 2002, all $4,000 was expensed as rent expense including $1,000 for the three months ended March 31, 2002 in the accompanying condensed unaudited financial statements. The Company's management has estimated the fair market value of the office space at $500 per month. Therefore, an additional $500 was expensed as rent during the three months ended March 31, 2002, with an offsetting credit to additional paid-in capital.

Indebtedness to related parties
-------------------------------
The Company incurred $285 in expenses to an affiliate during the three months ended March 31, 2002 for administrative services performed on behalf of the Company. The Company's management has estimated the fair value of the services at $1,000 per month. Therefore, an additional $2,715 was expensed as contributed administrative support during the three months ended March 31, 2002, with an offsetting credit to additional paid-in capital. The Company owed the affiliate $344 for the administrative expenses at March 31, 2002, which is included in the accompanying condensed balance sheet as due to affiliate. The Company repaid the affiliate in April 2002.

In January 2002, the Company repaid two directors a total of $5,500 for working capital advances received in prior periods.

Note C: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

                                  EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note D: Shareholder's deficit

Following is a schedule of changes in shareholders' deficit for the three months ended March 31, 2002:

                                                                                            Deficit
                                                                                           Accumulated
                                                                 Outstanding   Additional    During
                                      Common Stock                 Stock        Paid-In    Development
                                        Shares         Amount      Options      Capital      Stage         Total
                                       ---------     ---------    ---------    ---------    ---------    ---------
Balance, January 1, 2002 ...........   3,940,200     $  99,550    $  20,600    $  36,451    $(170,534)   $ (13,933)
January 2002, sale of
    common stock at $.03
    per share ......................     500,000        15,000         --           --           --         15,000
January 2002, sale of common
    stock to officers at $.03
    per share ......................      50,000         1,500         --           --           --          1,500
Office space and administrative
    support contributed by an
    affiliate ......................        --            --           --          3,215         --          3,215
Net loss for the three months
    ended March 31, 2002 ...........        --            --           --           --         (9,221)      (9,221)
                                       ---------     ---------    ---------    ---------    ---------    ---------
             Balance, March 31, 2002   4,490,200     $ 116,050    $  20,600    $  39,666    $(179,755)   $  (3,439)
                                       =========     =========    =========    =========    =========    =========

During January 2002, the Company sold 550,000 shares of its common stock for $16,500, or $.03 per share. Of the 550,000 shares sold, 50,000 shares were sold to officers of the Company and 500,000 shares were sold to unrelated third parties.

Rescission offer

On July 5, 2000, the Company notified the State of Arizona that it had collected proceeds from a common stock offering prior to meeting all Blue Sky laws required by that State. The Company sold 16,000 shares of its no par value common stock to three Arizona residents for $4,000 through the private stock offering. To remedy this situation, the Company undertook a voluntary rescission offering pursuant to R14-4-101 of the Regulations of the Arizona Corporation Commission, Title 14, Chapter 4, as amended, which was approved by the Arizona Corporation Commission, Securities Division on April 10, 2002. The Rescission Offer was subsequently submitted to the Arizona investors, all of whom have declined to rescind their shares.

                                  EASYWEB, INC.
                          (A Development Stage Company)

Part I.  Item 2.  Plan of operation
-------           -----------------

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

Furthermore, if we are unable to raise additional capital to support our future operations, we may begin exploring business opportunities for possible investments and/or business combinations with companies that may be outside of our original business plan. As of the date of this filing, we have had no discussions and no agreements have been reached with any third parties regarding such an investment or business combination.

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

Part 2.  Other Information
-------  -----------------

                                  EASYWEB, INC.
                          (A Development Stage Company)

Item 1 -  Legal Information.

               No response required.

Item 2 - Changes in Securities.

               During January 2002, the Company sold 550,000 shares of its common stock for $16,500, or $.03 per share. Of the 550,000 shares sold, 50,000 shares were sold to officers of the Company and 500,000 shares were sold to unrelated third parties. The shares were sold to seven persons pursuant to the exemption from the registration requirements of the Securities Exchange Act of 1933 (the "Act"), as amended, provided by Section 4(2) of the Act for transactions by an issuer not involving any public offering.

Item 3 -  Defaults Upon Senior Securities.

               No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

               No response required.

Item 5 -  Other Information.

               No response required.

Item 6 - Exhibits and Reports on Form 8-K.

               There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           EASYWEB, INC.
                                           (Registrant)


DATE:    May 3, 2002                       BY: /s/ David C. Olson
         -----------                           ---------------------
                                               David C. Olson
                                               President