Form 10QSB
period 2002-06-30
EASYWEB INC
filed 2002-08-14
CIK 1107421

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2002                  Commission File Number 0-32353
                   -------------                                         -------

                                  EASYWEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                            84-1475642
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


6025 South Quebec Street, Suite 150, Englewood, Colorado              80111
--------------------------------------------------------            ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                         4,506,200
--------------------------       -----------------------------------------------
          Class                  Number of shares outstanding at August 12, 2002


--------------------------------------------------------------------------------
                     This document is comprised of 12 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, June 30, 2002 (unaudited) ...................   3
     Condensed statements of operations, three and six months ended
        June 30, 2002 (unaudited) and 2001 (unaudited), and September 24,
        1998 (inception) through June 30, 2002 (unaudited) ................   4
     Condensed statements of cash flows, six months ended June 30,
        2002 (unaudited) and 2001 (unaudited), and September 24, 1998
        (inception) through June 30, 2002 (unaudited) .....................   5
     Notes to unaudited condensed financial statements ....................   6

     Item 2.  Plan of Operation ...........................................   8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   9
     Item 2.  Changes in Securities .......................................   9
     Item 3.  Defaults Upon Senior Securities .............................   9
     Item 4.  Submission of Matters to a Vote of Security Holders .........   9
     Item 5.  Other Information ...........................................   9
     Item 6.  Exhibits and Reports on Form 8-K ............................   9

     Signatures ...........................................................  10

Part 1.  Item 1.  Financial Information
-------           ---------------------


                                  EASYWEB, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2002

Assets

Cash ..............................................................   $      26
Accounts receivable ...............................................         960
Web site development costs, net ...................................         594
                                                                      ---------

                                                                      $   1,580
                                                                      =========

Liabilities and Shareholders' Deficit

Liabilities:
     Accounts payable and accrued liabilities .....................   $   8,599
     Indebtedness to related parties (Note B) .....................       1,545
                                                                      ---------
                                                  Total liabilities      10,144
                                                                      ---------

Shareholders' deficit (Note D):
     Common stock .................................................     120,050
     Outstanding stock options ....................................      20,600
     Additional paid-in capital ...................................      43,941
     Deficit accumulated during development stage .................    (193,155)
                                                                      ---------
                                        Total shareholders' deficit      (8,564)
                                                                      ---------

                                                                      $   1,580
                                                                      =========
            See accompanying notes to condensed financial statements


                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                           September 24,
                                                                                                               1998
                                                    Three Months Ended             Six Months Ended         (Inception)
                                                         June 30,                      June 30,               through
                                                --------------------------    -------------------------       June 30,
                                                   2002           2001           2002          2001            2002
                                                -----------    -----------    -----------   -----------     -----------
Revenue:
     Commissions, related party .............   $      --      $      --      $      --     $      --       $     4,000
     Commissions, other .....................           960            573          2,570           913           5,547
                                                -----------    -----------    -----------   -----------     -----------
                                Total revenue           960            573          2,570           913           9,547
                                                -----------    -----------    -----------   -----------     -----------

Operating expenses:
     Stock-based compensation ...............          --             --             --            --            26,600
     Rent (Note B) ..........................          --            1,000          1,000         1,000           6,333
     Contributed rent (Note B) ..............         1,500            500          2,000         2,000          12,667
     Administrative support (Note B) ........           225            197            510           489           6,726
     Contributed administrative support
        (Note B) ............................         2,775          2,803          5,490         5,511          31,274
     Salaries and payroll taxes .............          --             --             --            --            20,729
     Professional fees ......................         8,856          5,524         14,053        13,533          54,416
     Web site consulting and maintenance ....          --              490            250           706          13,009
     Information technology agreement .......          --             --             --            --             8,269
     Advertising ............................          --             --             --            --            12,034
     Depreciation and amortization ..........           187            187            375           375           1,814
     Other ..................................           817          1,696          1,513         2,484           8,831
                                                -----------    -----------    -----------   -----------     -----------
                     Total operating expenses       (14,360)       (12,397)       (25,191)      (26,098)       (202,702)
                                                -----------    -----------    -----------   -----------     -----------
                               Operating loss       (13,400)       (11,824)       (22,621)      (25,185)       (193,155)

Income taxes (Note C) .......................          --             --             --            --              --
                                                -----------    -----------    -----------   -----------     -----------

                                     Net Loss   $   (13,400)   $   (11,824)   $   (22,621)  $   (25,185)    $  (193,155)
                                                ===========    ===========    ===========   ===========     ===========


Basic and diluted loss per common share .....   $     (0.00)   $     (0.00)   $     (0.01)  $     (0.01)
                                                ===========    ===========    ===========   ===========
Basic and diluted weighted average
     common shares outstanding ..............     4,506,200      3,590,200      4,467,648     3,590,200
                                                ===========    ===========    ===========   ===========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                   September 24,
                                                                                                       1998
                                                                         Six Months Ended           (Inception)
                                                                              June 30,                through
                                                                    ---------------------------       June 30,
                                                                      2002              2001           2002
                                                                    ---------         ---------      ---------
Net cash (used in) operating activities .........................   $ (12,075)        $ (20,851)     $(110,316)
                                                                    ---------         ---------      ---------

Cash flows from investing activities:
     Equipment purchase .........................................        --                --             (400)
     Payments for intangible assets .............................        --                --           (2,458)
                                                                    ---------         ---------      ---------
                         Net cash (used in) investing activities         --                --           (2,858)
                                                                    ---------         ---------      ---------

Cash flows from financing activities:
     Proceeds on advances from related parties ..................         650              --           10,650
     Repayment of advances from related parties .................      (5,500)             --           (5,500)
     Proceeds from the sale of common stock .....................      16,500              --          122,050
     Payments for offering costs ................................        --                --          (14,000)
                                                                    ---------         ---------      ---------
                        Net cash provided by financing activities      11,650              --          113,200
                                                                    ---------         ---------      ---------

Net change in cash ..............................................        (425)          (20,851)            26
Cash, beginning of period .......................................         451            26,707           --
                                                                    ---------         ---------      ---------
                                              Cash, end of period   $      26         $   5,856      $      26
                                                                    =========         =========      =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ................................................   $    --           $    --        $    --
                                                                    =========         =========      =========
        Income taxes ............................................   $    --           $    --        $    --
                                                                    =========         =========      =========

     Non-cash financing activity:
        Stock issued for satisfaction of debt ...................   $    --           $    --        $   6,000
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions

Rent
----
The Company paid an affiliate $4,000 in April 2001 to rent office space for the period from April 1, 2001 through March 31, 2002. As of June 30, 2002, all $4,000 was expensed as rent expense including $1,000 for the six months ended June 30, 2002 in the accompanying condensed unaudited financial statements. The Company's management has estimated the fair market value of the office space at $500 per month. Therefore, an additional $2,000 was expensed as rent during the six months ended June 30, 2002, with an offsetting credit to additional paid-in capital.

Administrative support
----------------------
The Company incurs administrative support expense to an affiliate at a rate of $1,000 per month. The affiliate charged the Company $510 during the six months ended June 30, 2002. The remaining balance of $5,490 is recorded as contributed services. The contribution is reflected as a credit to additional paid-in capital in the accompanying condensed financial statements.

Indebtedness to related parties
-------------------------------
The Company owed the affiliate $895 for the administrative expenses at June 30, 2002. The Company also owed an officer $650 for working capital advances made during the three months ended June 30, 2002. Both amounts are included in the accompanying condensed financial statements as "indebtedness to related parties".

In January 2002, the Company repaid two directors a total of $5,500 for working capital advances received in prior periods.

                                  EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note D:  Shareholder's deficit

Following is a schedule of changes in shareholders' deficit for the six months ended June 30, 2002:

                                                                                         Deficit
                                                                                       Accumulated
                                              Common stock     Outstanding  Additional   During
                                        ---------------------     Stock      Paid-In   Development
                                         Shares      Amount      Options     Capital      Stage        Total
                                        ---------   ---------   ---------   ---------   ---------    ---------
Balance, January 1, 2002 ............   3,940,200   $  99,550   $  20,600   $  36,451   $(170,534)   $ (13,933)
January 2002, sale of common
    stock at $.03 per share .........     500,000      15,000        --          --          --         15,000
January 2002, sale of common
    stock to officers at $.03 per
    share ...........................      50,000       1,500        --          --          --          1,500
April 2002, conclusion of
    Arizona rescission offer ........      16,000       4,000        --          --          --          4,000
Office space and administrative
    support contributed by an
    affiliate .......................        --          --          --         7,490        --          7,490
Net loss for the six months
    ended June 30, 2002 .............        --          --          --          --       (22,621)     (22,621)
                                        ---------   ---------   ---------   ---------   ---------    ---------
               Balance, June 30, 2002   4,506,200   $ 120,050   $  20,600   $  43,941   $(193,155)   $  (8,564)
                                        =========   =========   =========   =========   =========    =========

During January 2002, the Company sold 550,000 shares of its common stock for $16,500, or $.03 per share. Of the 550,000 shares sold, 50,000 shares were sold to officers of the Company and 500,000 shares were sold to unrelated third parties.

Rescission offer

On July 5, 2000, the Company notified the State of Arizona that it had collected proceeds from a common stock offering prior to meeting all Blue Sky laws required by that State. The Company sold 16,000 shares of its no par value common stock to three Arizona residents for $4,000 through the private stock offering. To remedy this situation, the Company undertook a voluntary rescission offering pursuant to R14-4-101 of the Regulations of the Arizona Corporation Commission, Title 14, Chapter 4, as amended, which was approved by the Arizona Corporation Commission, Securities Division on April 10, 2002. The Rescission Offer was subsequently submitted to the Arizona investors, all of whom declined to rescind their shares.

Part I.  Item 2.  Plan of operation
-------           -----------------

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

The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases or conduct any research and development within the next twelve months.

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

                                  EASYWEB, INC.
                          (A Development Stage Company)

Part 2. Other Information
------  -----------------


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

Item 4 - Submission of Matters to a Vote of Security Holders.

         No response required.

Item 5 - Other Information.

         The Company is currently in dispute with a consultant whom the Company was heavily dependent upon for certain previous business and technical development. While engaged by the Company, the consultant developed proprietary information that is essential for the Company to perform certain aspects of its business. The Company believes that this proprietary information has been paid for and is the property of the Company. The Company is currently exploring its options as to the approach it plans to take with the consultant to retrieve this proprietary information.

Item 6 - Exhibits and Reports on Form 8-K.

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           EASYWEB, INC.
                                           (Registrant)


DATE:    August 12, 2002                   BY: /s/ David C. Olson
         ---------------                       ---------------------
                                               David C. Olson
                                               President