Form 10QSB
period 2002-09-30
EASYWEB INC
filed 2002-11-13
CIK 1107421

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2002             Commission File Number 0-32353
                   ------------------                                    -------



                                  EASYWEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                            84-1475642
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


6025 South Quebec Street, Suite 150, Englewood, Colorado              80111
--------------------------------------------------------            ---------
       (Address of principal executive offices)                     (Zip code)


                                 (720) 489-8873
                                 --------------
              (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X          No
                                           ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                                 4,506,200
        Class                                   Number of shares outstanding at
                                                      November 13, 2002

--------------------------------------------------------------------------------
                     This document is comprised of 12 pages.

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Condensed balance sheet, September 30, 2002 (unaudited) ...........  3

        Condensed statements of operations, three and nine months ended
          September 30, 2002 (unaudited) and 2001 (unaudited), and
          September 24, 1998 (inception) through September 30, 2002
          (unaudited) .....................................................  4

        Condensed statements of cash flows, nine months ended September 30,
          2002 (unaudited) and 2001 (unaudited), and September 24, 1998
          (inception) through September 30, 2002 (unaudited) ..............  5

     Notes to unaudited condensed financial statements ....................  6

     Item 2.  Plan of Operation ...........................................  8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................  9
     Item 2.  Changes in Securities .......................................  9
     Item 3.  Defaults Upon Senior Securities .............................  9
     Item 4.  Submission of Matters to a Vote of Security Holders .........  9
     Item 5.  Other Information ...........................................  9
     Item 6.  Exhibits and Reports on Form 8-K ............................  9

     Signatures ........................................................... 10

                                  EASYWEB, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2002

Assets

Cash .............................................................    $      33
Computer software and web site development costs, net ............          700
                                                                      ---------

                                                                      $     733
                                                                      =========

Liabilities and Shareholders' Deficit

Liabilities:
     Accounts payable and accrued liabilities ....................    $   4,670
     Indebtedness to related parties (Note B) ....................        7,053
                                                                      ---------
                                              Total liabilities ..       11,723
                                                                      ---------

Shareholders' deficit (Note D):
     Common stock ................................................      120,050
     Outstanding stock options ...................................       20,600
     Additional paid-in capital ..................................       48,066
     Deficit accumulated during development stage ................     (199,706)
                                                                      ---------
                                    Total shareholders' deficit ..      (10,990)
                                                                      ---------

                                                                      $     733
                                                                      =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                           September 24,
                                                                                                               1998
                                                   Three Months Ended              Nine Months Ended        (Inception)
                                                     September 30,                   September 30,            through
                                                --------------------------    --------------------------   September 30,
                                                  2002            2001            2002           2001             2002
                                                -----------    -----------    -----------    -----------    -----------
Revenue:
     Commissions, related party .............   $      --      $      --      $      --      $      --      $     4,000
     Commissions, other .....................          --              543          2,570          1,456          5,547
                                                -----------    -----------    -----------    -----------    -----------
                                Total revenue          --              543          2,570          1,456          9,547
                                                -----------    -----------    -----------    -----------    -----------

Operating expenses:
     Stock-based compensation ...............          --             --             --             --           26,600
     Rent (Note B) ..........................          --            1,000          1,000          2,000          6,333
     Contributed rent (Note B) ..............         1,500            500          3,500          2,500         14,167
     Administrative support (Note B) ........           375            375            885            864          7,101
     Contributed administrative support
        (Note B) ............................         2,625          2,625          8,115          8,136         33,899
     Salaries and payroll taxes .............          --             --             --             --           20,729
     Professional fees ......................           689          2,134         14,742         15,667         55,105
     Web site consulting and maintenance ....           320            409            570          1,115         13,329
     Information technology agreement .......          --             --             --             --            8,269
     Advertising ............................          --             --             --             --           12,034
     Depreciation and amortization ..........           210            188            585            563          2,024
     Other ..................................           832            240          2,345          2,724          9,663
                                                -----------    -----------    -----------    -----------    -----------
                     Total operating expenses        (6,551)        (7,471)       (31,742)       (33,569)      (209,253)
                                                -----------    -----------    -----------    -----------    -----------
                               Operating loss        (6,551)        (6,928)       (29,172)       (32,113)      (199,706)

Income taxes (Note C) .......................          --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------

                                     Net Loss   $    (6,551)   $    (6,928)   $   (29,172)   $   (32,113)   $  (199,706)
                                                ===========    ===========    ===========    ===========    ===========


Basic and diluted loss per common share .....   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding ..............     4,506,200      3,590,200      4,497,667      3,590,200
                                                ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                            September 24,
                                                                                                1998
                                                                  Nine Months Ended          (Inception)
                                                                    September 30,              through
                                                              -------------------------     September 30,
                                                                2002            2001            2002
                                                              ---------       ---------       ---------
Net cash (used in) operating activities ...................   $ (13,655)      $ (25,883)      $(111,896)
                                                              ---------       ---------       ---------

Cash flows from investing activities:
     Equipment purchase ...................................        (316)           --              (716)
     Payments for intangible assets .......................        --              --            (2,458)
                                                              ---------       ---------       ---------
                    Net cash (used in) investing activities        (316)           --            (3,174)
                                                              ---------       ---------       ---------

Cash flows from financing activities:
     Proceeds on advances from related parties ............       2,553            --            12,553
     Repayment of advances from related parties ...........      (5,500)           --            (5,500)
     Proceeds from the sale of common stock ...............      16,500            --           122,050
     Payments for offering costs ..........................        --              --           (14,000)
                                                              ---------       ---------       ---------
                  Net cash provided by financing activities      13,553            --           115,103
                                                              ---------       ---------       ---------

Net change in cash ........................................        (418)        (25,883)             33
Cash, beginning of period .................................         451          26,707            --
                                                              ---------       ---------       ---------
                                        Cash, end of period   $      33       $     824       $      33
                                                              =========       =========       =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ..........................................   $    --         $    --         $    --
                                                              =========       =========       =========
        Income taxes ......................................   $    --         $    --         $    --
                                                              =========       =========       =========

     Non-cash financing activity:
        Stock issued for satisfaction of debt .............   $    --         $    --         $   6,000
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions

Rent
----
The Company paid an affiliate $4,000 in April 2001 to rent office space for the period from April 1, 2001 through March 31, 2002. As of March 31, 2002, all $4,000 was expensed as rent expense including $1,000 for the nine months ended September 30, 2002 in the accompanying condensed unaudited financial statements. The Company's management has estimated the fair market value of the office space at $500 per month. Therefore, an additional $3,500 was expensed as rent during the nine months ended September 30, 2002, with an offsetting credit to additional paid-in capital.

Administrative support
----------------------
An affiliate charged the Company $1,000 per month for administrative support. The Company paid the affiliate $885 during the nine months ended September 30, 2002. The remaining balance of $8,115 is recorded as contributed services. The contribution is reflected as a credit to additional paid-in capital in the accompanying condensed financial statements.

Indebtedness to related parties
-------------------------------
The Company owed an affiliate $6,403 for administrative expenses paid on behalf of the Company at September 30, 2002. The Company also owed an officer $650 for working capital advances made during the nine months ended September 30, 2002. Both amounts are included in the accompanying condensed financial statements as "indebtedness to related parties".

In January 2002, the Company repaid two directors a total of $5,500 for working capital advances received in prior periods.

                                  EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D:  Shareholder's deficit

Following is a schedule of changes in shareholders' deficit for the nine months ended September 30, 2002:

                                                                                          Deficit
                                                                                        Accumulated
                                              Common stock      Outstanding Additional    During
                                        ---------------------     Stock      Paid-In    Development
                                         Shares      Amount      Options     Capital      Stage        Total
                                        ---------   ---------   ---------   ---------    ---------    ---------
Balance, January 1, 2002 .............  3,940,200    $  99,550   $  20,600   $  36,451   $(170,534)   $ (13,933)
January 2002, sale of common
       stock at $.03 per share .......    500,000       15,000        --          --          --         15,000
January 2002, sale of common
       stock to officers at $.03 per
       share .........................     50,000        1,500        --          --          --          1,500
April 2002, conclusion of
       Arizona rescission offer ......     16,000        4,000        --          --          --          4,000
Office space and administrative
       support contributed by an
       affiliate .....................       --           --          --        11,615        --         11,615
Net loss for the six months
       ended June 30, 2002 ...........       --           --          --          --       (29,172)     (29,172)
                                        ---------    ---------   ---------   ---------   ---------    ---------
                Balance, June 30, 2002  4,506,200    $ 120,050   $  20,600   $  48,066   $(199,706)   $ (10,990)
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

Item 4 -  Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 -  Other Information.

          Dispute with Consultant. The Company is currently in dispute with a consultant whom the Company was heavily dependent upon for certain previous business and technical development. While engaged by the Company, the consultant developed proprietary information that is essential for the Company to perform certain aspects of its business. The Company believes that this proprietary information has been paid for and is the property of the Company. The Company is currently exploring its options as to the approach it plans to take with the consultant to retrieve this proprietary information.

          SEC Investigation. We are informed that the Securities and Exchange Commission has commenced a formal inquiry regarding trading in the stock of a non-affiliated entity for which David Olson and Summit Financial Relations, Inc., a company that Mr. Olson is affiliated with, acted as public and investor relations firm.

          The SEC staff has notified Summit and Mr. Olson that they intend to recommend that the SEC bring a civil injunctive action against Summit and Mr. Olson, alleging that Summit and Mr. Olson violated section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities and Exchange Act of 1934 (and SEC Rule 10b-5 under the 1934
          Act). The SEC staff also has indicated that they may recommend that the SEC action seek disgorgement of profits and civil penalties from Summit and Mr. Olson.

          Summit and Mr. Olson have indicated they intend to contest the SEC staff position as being wholly without merit, and intend to make a submission to the SEC in opposition to the SEC staff recommendation to the SEC.

          To date, the SEC has not brought an action against Summit or Mr. Olson, and it is possible that the SEC will not bring an action against Summit or Mr. Olson.

The ultimate outcome of the SEC staff investigation and recommendation to the SEC (and resulting impact to Summit and Mr. Olson) cannot be currently determined with any degree of certainty.Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO

          2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            EASYWEB, INC.
                                            (Registrant)


DATE:    November 13, 2002                  BY: /s/ David C. Olson
         -----------------                      --------------------------------
                                                David C. Olson
                                                President