Form 10KSB
period 2002-12-31
EASYWEB INC
filed 2003-04-15
CIK 1107421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2002
                                     -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from: ___________________ to _____________________

                         Commission File Number: 0-32353
                                                 -------

                                  EASYWEB, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           COLORADO                                     84-1475642
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

6025 S. Quebec Street, Suite 150, Englewood, Colorado                   80111
-----------------------------------------------------                 ----------
(Address of Principal Executive Office)                               (Zip Code)

Issuer's telephone number:  (720) 489-8873
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $2,570

As of December 31, 2002: (a) 4,506,200 common shares, no par value, of the registrant were outstanding; (b) approximately 904,200 common shares were held by non-affiliates; and (c) the aggregate market value of the common shares held by non-affiliates was $27,126 based on the price at which the common equity was most recently sold in January 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes       No
                                                    ---      ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,706,200 common shares issued and outstanding as of March 31, 2003

Transitional Small Business Disclosure Format:    Yes      No  X
                                                     ---      ---

                                 EASYWEB, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                                                                            Page
                                                                            ----

PART I

         Item 1.  DESCRIPTION OF BUSINESS..................................   4

         Item 2.  DESCRIPTION OF PROPERTY..................................  12

         Item 3.  LEGAL PROCEEDINGS........................................  12

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  13

PART II

         Item 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS......................................  13

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION .......................................  13

         Item 7.  FINANCIAL STATEMENTS.....................................  17

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................  17

PART III

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT......................................................  17

         Item 10. EXECUTIVE COMPENSATION...................................  19

         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............  21

         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........  23

         Item 13. EXHIBITS AND REPORTS ON FORM 8-K.........................  24

         Item 14. CONTROLS AND PROCEDURES..................................

SIGNATURES ................................................................  26

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

     Our business plan has been prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. The customer pays us a fee for the design and maintenance of its custom or template web site; which fee may include a portion of the fee paid monthly by the customer for the hosting of the site. To date, we have sold less than ten web sites and, accordingly, we have realized only minimal revenue of $9,547 from the design, sale and maintenance of Internet sites and incurred a loss from operations of $(210,475) for the period from inception through December 31, 2002.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     We have not been subject to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     (b) Narrative Description of the Business
         -------------------------------------

     General
     -------

     From February 1999 through May 2000, we marketed, as an independent contractor, customized, turnkey sites on the worldwide web created and hosted by Big Online, Inc., an established web site vendor service company located in San Francisco, California, that maintains an electronic directory of more than eleven million businesses. Our rights to market and sell Big Online's products and hosting services and receive compensation for these marketing services was obtained pursuant to the assignment of the rights in February 1999 under the Marketing Agreement with Millennium Marketing, Inc., a company then owned and managed by Mr. David C. Olson, the President, the Treasurer, a director and an approximate 37.9%-owner of EasyWeb, that was dissolved on May 1, 2000. In June 1999, Millennium Marketing entered into an Independent Consultant Application and Agreement with Big Online pursuant to which Millennium Marketing obtained the marketing rights and rights to compensation that it subsequently assigned to us. The agreement was non-exclusive and provided for Millennium Marketing to receive fees from the sale of each web site, including a sales commission representing a portion of the purchase price of the site and a portion of the hosting fee paid monthly by the customer for the maintenance of the site. EasyWeb, as Millennium Marketing's assignee, enjoyed status at the highest level of "executive consultant" in Big Online's commission structure because of Millennium Marketing's payment to Big Online of a fee of $1,000 pursuant to the agreement. Because of its status of "executive consultant," EasyWeb had the right to receive, as its commission on the sale of each Internet site, 100 percent of the purchase price paid by the customer to Big Online for the creation and development of the site. The agreement was terminable by Big Online upon the commission of any act deemed to be detrimental to Big Online in any manner; failure to abide by the agreement and Big Online's Policies and
Procedures; the assignment of the agreement without Big Online's consent; six months of continuous inactivity; and the utilization of non-Big Online literature. While Millennium Marketing received compensation monthly from Big
Online for the sale of five web sites and the sponsorship of sales representatives pursuant to a discontinued multi-level marketing program, we sold no Big Online Internet sites and, accordingly, received no revenue from Big Online. We ceased marketing and selling Big Online's products and services as the assignee of Millennium Marketing, a marketing agent for Big Online, when we severed our relationship with Millennium Marketing in May 2000. No business was ever transacted among EasyWeb, Big Online and Millennium Marketing.

     We design, market, sell and maintain customized and template, turnkey "sites" on the Internet to businesses in the United States that are hosted by third parties. A customer who purchases a turnkey, template "site" receives a pre-designed, fully-operational web site from which to advertise its business, products and/or services without the necessity of incurring additional cost for technical services or infrastructure. The only elements of the site required to be provided by the customer are identifying information, the business logo, photographs and, if desired, graphics and/or text. We are dependent on Cinapsys, Inc. ("Cinapsys"), for the template, model web sites that we market, sell and maintain. We design and develop the customized web sites that we market, sell and maintain on behalf of our customers. Either Mr. David C. Olson, our President/Treasurer, or third party suppliers, including Cinapsys, perform the actual design work and provide the content for the web sites. In instances where Mr. Olson is the site design and content provider, a third party supplier implements and incorporates his designs and content into the Internet site in accordance with his specific instructions. The third party site designer will typically be paid hourly by us for its web site designs and content. We presently depend upon third party suppliers for technical assistance in implementing and incorporating our designs, concepts and content into the site.

     The template, turnkey web site models that we offer were initially designed and developed by EasyWeb. Alterations to the original designs are the result of research and development by Mr. Olson and Mr. Mark Moline, President of Cinapsys, to make them compatible with EasyWeb's business plan. The three customized web sites that we have sold to date have been designed and developed by Mr. Olson, with technical assistance in their implementation and/or maintenance provided by third party consultants. In the past, Sunstar 2000 and Mr. Richard Bagdonis had served as a third party provider of design and development services for one custom site and technical assistance for all three custom sites. However, commencing in approximately the second quarter of 2002, we began using Cinapsys as our third party provider. The web sites that we design and maintain for customers are hosted by Cinapsys. We determine who will host a customer's site based on two factors, the cost of the services and the level of service available. We paid Sunstar 2000 a total of $9,000 at the rate of $1,500 per month from May through October 2000 to provide consulting services relating to our door-to-door sales personnel. Also, on December 20, 2001, we issued the president of Sunstar 2000 100,000 options to purchase shares of our common stock at an exercise price of $.25 per share in consideration for consulting services he has provided to EasyWeb.

     Our current agreement with Cinapsys is verbal and non-exclusive to accommodate a number of relationships and projects. The agreement is terminable by either party at any time. The compensation and/or revenue sharing provisions of the agreement are flexible so as to accommodate the parties' various relationships and the variety in EasyWeb's customer projects to date. Generally, however, Cinapsys charges EasyWeb and others for template web sites and basic services in accordance with its standard fees. See "Products and Services" below for a description of the template, turnkey web site models and hosting and other services that Cinapsys provides us.

     For the use of the web site models, we pay Cinapsys a portion of the fee that we receive from the customer for the design and/or maintenance of each template web site in accordance with Cinapsys' standard fees. If we utilize other services, such as custom design and technical maintenance services, we negotiate compensation arrangements on a case-by-case basis depending upon the time required in, and the difficulty of, the performance of the services. We may receive a portion of the fee paid monthly by the customer to Cinapsys for the hosting of its web site.

     We currently market our design and maintenance services for customized and template, turnkey sites, only by word of mouth due to limited capital resources. In September 2000, we designed and created a website located at www.AJOnTheTown.com for AJ Indoors, Inc., a Denver, Colorado, indoor sign company, in exchange for featuring EasyWeb on approximately 100 indoor signs throughout the Denver and Colorado front range areas. This advertising did not commence until February 2001 and we sold only one turnkey, template web site as a result of the arrangement. This arrangement was terminated during 2002.

     As of December 31, 2002, we had sold less than ten web sites and realized $9,547 in revenue since inception. We bartered, in exchange for the design and ongoing maintenance services in connection with one of the custom web sites, for the advertising services described above. As compensation for the design and ongoing maintenance services and costs relating to another customized site for Euthenics International, Inc., a company engaged in marketing and distributing dietary supplements, we entered into a Letter of Understanding and Terms dated November 1, 2000, providing for Euthenics International to pay us an ongoing royalty of $.50 per each bottle of product sold for a five-year period from December 1, 2000, through 2005. Thereafter, the agreement is renewable annually commencing December 1, 2005, subject to termination by either party within thirty days prior to December 1 of each year. Commencing in January 2001, Euthenics ran infomercials from time-to-time on national television advertising its dietary supplements with limited success. We agreed to upgrade and integrate Euthenics International's "Mail Order Management" ("MOM") system with a secure e-commerce site in connection with Euthenics International's national infomercial marketing campaign. We also agreed to train Euthenics International employees on the MOM system by hiring and compensating a mutually acceptable expert consultant.

     During  2002,   Euthenics  filed  for  bankruptcy  and  the  agreement  was
terminated.   We  received  no  revenues  under  the  agreement  with  Euthenics
International.

     Dependence on a Few Major Customers
     -----------------------------------

     Approximately seventy-eight percent (78%) of our revenue to date has been received from one customer, Creative Host Services. As a result, Creative Host Services must be considered to be a major customer on whom we are dependent.

     Products and Services
     ---------------------

Custom Web Sites

     In prior years, a significant number of businesses have retained web site vendor service companies like us to create and maintain customized web sites to advertise their business, products and/or services. Although the market has softened, the web site design, hosting and maintenance business remains sizeable. The reasons for selecting a customized site vary greatly, but include the enhanced customer impact anticipated from a custom web site and the extra features that are not available in a template site. The custom sites we design are usually from one to twelve pages in length and include all of the basic features, such as identifying information, business logo, photographs and/or graphics submitted by the customer and text, included in the design of a template web site. The additional features available with each customized web site include, among others, streaming audio and video, flash movies, custom graphic design, complete design control and framed web sites. We also offer services relating to web site promotion, marketing and e-commerce, including, among others, promotional and advertising packages, shopping cart technology, e-commerce merchant accounts and payment gateways and e-commerce solutions.

     The Company is currently in a dispute with the president of Sunstar 2000 whom the Company was heavily dependent upon for certain previous business and technical development. While engaged by the Company, the president of Sunstar 2000 developed proprietary information that was essential for the Company to perform certain aspects of its business. The Company believes that this proprietary information has been paid for and is the property of the Company. The Company is currently exploring its options as to the approach it plans to take with the consultant to retrieve this proprietary information.

     Mr. David C. Olson, our President/Treasurer, and a related party supplier, Wilbanks Design ("Wilbanks"), currently perform the actual design, development and maintenance work on the custom web sites that we sell. Mr. Olson has limited experience in web site design and development because the business is in its infancy. However, he has significant experience, as the owner of Summit Financial Relations, Inc. ("Summit") since August 1997, in the design, drafting, development and publication of advertising and promotional materials for private and publicly-traded companies.

     We have sold only three customized sites since inception. In each case, we negotiated compensation arrangements with the customer and revenue allocation arrangements with our previous third party suppliers. For two of the three custom web sites, Mr. Olson performed the design work and provided the content and Sunstar 2000 provided the technical services and infrastructure in accordance with Mr. Olson's instructions to implement and incorporate his designs and content. See Part I, Item 1. "Description of Business, (b) "Business of Issuer - General" for a description of the royalty arrangement we negotiated with Euthenics International in exchange for EasyWeb's design, development, hosting and maintenance of Euthenics International's web site. Our revenue allocation arrangements with Sunstar 2000 with regard to Euthenics International's custom site include a payment of $.125 per order sold from the web site. Sunstar 2000 designed and developed, and provided the content for, the custom web site we sold to AJ Indoors. We paid Sunstar 2000 hourly for these services. Mr. Olson provided the content upgrades in connection with maintenance of the site. For an hourly fee of $45 per hour, Richard Bagdonis performed technical assistance to implement and incorporate Mr. Olson's content upgrades in accordance with his directions. We have paid Mr. Bagdonis a total of $338 for his technical assistance with such content upgrades. During 2001, Mr. Bagdonis replaced Sunstar 2000 as the host of Creative Host Services' customized web site. Then, in September 2001, Mindpointe, Inc. (now called Cinapsys) replaced Mr. Bagdonis as the host of Creative Host Services' customized web site. We charge Creative Host Services a higher monthly fee than we pay to Cinapsys to host Creative Host Services' site on the Internet.

     We intend to continue to negotiate the compensation arrangements with each customer on a case-by-case basis for design, development, hosting and maintenance services performed on customized web sites sold by EasyWeb. We believe, but cannot assure, that Wilbanks and Cinapsys will continue to remain flexible in its revenue allocation arrangements with us for this and future sites. However, if we are unable to negotiate acceptable arrangements on any project, we will retain other independent contractors to perform the requisite services. There is no prescribed formula based upon which we determine the fee(s) payable to Cinapsys or Wilbanks on any particular custom web site development project.

Template, Turnkey Web Sites

     Cinapsys provides EasyWeb with the template web site models it offers. Design of the template web sets is usually completed and the site is customarily available on the Internet within ten business days from the date of purchase. The customer that selects a template web site can develop its site based on one of EasyWeb's models at a much lower cost than the cost of a customized site. The web sites are hosted by Cinapsys or other hosts on a month-to-month basis or pursuant to an annual contract at a reduced rate. A potential client may select a one-page promotional site or a multi-page web site created from templates. The one-page web site includes: (i) the company name, address, telephone number and other contact information; (ii) the company logo; (iii) one photograph or graphic; and (iv) up to 200 words of text describing the company or its products. The retail price for the one-page template site is $100, of which $60 is received by EasyWeb and $40 is received by Cinapsys. This may change on a case-to-case basis, depending on the complexity of the website.

     There is no size limitation on the multi-page site except the current storage limit of 10MB for the entire site, and additional pages can be added at any time. The typical pages on a multi-page web site include one or more of the following pages: (i) home page; (ii) products or services page; (iii) contact information; (iv) mission statement; (v) frequently asked questions; (vi) technical support; and (vii) customer testimonials or references. At a minimum, each multi-page web site includes the following: (i) the company name, address, telephone number and other contact information; (ii) the company logo; (iii) up to four photographs or graphics per page; (iv) up to 200 words of text describing the company or its products per page; (v) three e-mail addresses; and
(vi) search engine registration. Optional features include a map to the company's location, capability to use the company's own custom domain name; monthly search engine re-registration; meta-tag inclusion, i.e., the imbedding of a code that links a web site to a search engine or another site; and maintenance contracts. The retail price and the revenue allocation with Cinapsys for the first page of the multi-page template site are identical to the retail price and revenue allocation for the one-page template site; i.e., a retail price of $100, with the sum of $60 payable to EasyWeb and the amount of $40 payable to Cinapsys. The retail price of each additional page of the multi-page web site is $50; $31 of which sum is payable to EasyWeb and $19 of which amount is payable to Cinapsys. This may change on a case-to-case basis depending on the complexity of the website.

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

     Template web sites are available separately or in a package together with hosting, domain name registration, meta-tag inclusion and/or a maintenance plan. There are two packages available, including a three-page and a five-page web site package. The three-page web site package includes up to four pictures, six links per page, one year of hosting, domain name registration for two years, three e-mail addresses, meta-tag inclusion and monthly registration in over 3,000 search engines. In addition to the foregoing, the five-page web site package includes a maintenance plan covering twelve complete web page makeovers available at any time. The retail price for the three-page web site package is $695 and the retail price for the five-page package is $1,095. EasyWeb will receive the sum of approximately $275 out of the $695 retail price for each three-page package it sells and the sum of approximately $403 out of the $1,095 retail price for each five-page web site package sold. Cinapsys receives the balance of the retail price. This typically will depend on the quality of the photography provided by the customer.

Maintenance Services

     We offer a number of options for web site maintenance for partial and complete changes to the web sites we create for our customers. Our "bolt-on e-commerce solutions," or the linking of a web site to a secure e-commerce server to permit secure online e-commerce transactions, include monthly charges for products, prices, etc. For customers with e-commerce web sites consisting of hundreds or thousands of products, we offer individualized programs enabling self-management of changes. We depend upon outside consultants, primarily Cinapsys, to assist us with programming work in connection with complex maintenance services.

Hosting Services

     Cinapsys, primarily, and other third party providers will provide hosting services for our customers. Cinapsys charges fees in a range from $14.95 to $34.95, out of which we receive the sum of $6.50 to $17, per month for web hosting. The fees for bolt-on e-commerce hosting range from $49.95 to $69.95, out of which we receive $16.50 to $22, per month. For customers that use Cinapsys for hosting, we offer, for one monthly fee, access to a number of services in a "Value Pack," including a real-time chat program, auction capability, a banner rotation system, web-based e-mail, an online calendar accessible from any browser and a bulletin board feature that may be used to post messages. Cinapsys' web site value pack installation fee is $49.95, out of which we receive the sum of $20, and the monthly value pack-hosting fee is $34.95, $10 of which is paid to us. These fees may increase or decrease on a case-to-case basis.

     Competition
     -----------

     The market for web site design and maintenance services is intensely competitive. Additional companies are expected to enter the competition in the future. We anticipate that we will be in competition with companies of all sizes located in the United States that offer Internet web site design, hosting and maintenance services to business customers. A number of these companies offer essentially the same products and services as EasyWeb and compete in the areas of price and service. We now control our own templated services and do not need to use Cinapsys unless they are competitive. However, because we obtain template web sites that we offer from Cinpasys, we are in direct competition with Cinapsys in the marketing and sale of these products and services. Cinapsys provides its template web sites to third parties in addition to EasyWeb. We must make changes on a timely basis in the nature, price, quality and other aspects of our products and services in response to changes in the market. We expect to compete by marketing our products and services online and via radio, newspaper and indoor sign advertising. We intend, through the use of online marketing and independent contractors, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, and to eliminate the need for a sizeable retail facility and marketing staff. Many of the companies and other organizations with which we will be in competition are established and have far greater financial resources, substantially greater experience and larger staffs than EasyWeb. Additionally, many of these organizations have proven operating histories, which we lack. We expect to face strong competition from both well-established companies and small independent companies like us. In addition, in the future, AT&T, Qwest Communications and other "Baby Bell" and other telecommunications companies may offer customers assistance in establishing web sites at costs lower than those available from us. Additionally, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Further, it is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of these advances. The effects of any of these technological advances on EasyWeb, therefore, cannot be presently determined.

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

     We used to market our products and services online, primarily, from our web site located at www.easywebcorp.com. In addition, we have employed advertising on the radio on KTLK's "Business for Breakfast" and "Hard Core Sports" programs. Currently, we only market by word-of-mouth due to limited capital resources. Mr. David C. Olson, the President, the Treasurer, a director and a principal shareholder of EasyWeb, contacts potential customers from his own sales efforts and referrals of potential customers. While we employed two full-time, door-to-door salespersons for a short time, we terminated them because of the lack of performance in relation to the expense.

     We have sold only a limited number of Internet sites and, accordingly, we have a very small customer base. While management believes, we cannot be certain, that our plan to market and sell our products and services will enable us to develop a customer base. If our marketing plan fails, we may be required to employ sales personnel and/or compensate them via salary in addition to commission. Such change(s) in our marketing plan could adversely affect revenues in the short-term and necessitate the formulation of additional marketing strategies, with attendant delays and expenses.

     Research and Development
     ------------------------

     We have been actively engaged in research and development in order to enhance our existing, and produce new, products. We have been engaged, utilizing Mr. David C. Olson, our President/Treasurer, in research and development activities related to the design, development and operation of our web site and, utilizing Mr. Olson together with Mr. Terry Romero, President of Sunstar 2000, in the design, development and operation of the line of model, template web sites that we offer. However, during 2002 we terminated our relationship with Mr. Romero and Sunstar 2000 and are currently working with Mark Moline of Cinapsys.

     Currently there are no agreements between Mr. Olson and Mr. Moline or EasyWeb and Cinapsys regarding ownership of any products or services developed as a result of the parties' collaborative efforts. We currently anticipate that any new products or services developed by Mr. Olson and Mr. Moline as a result of their joint efforts would be shared between EasyWeb and Cinapsys equitably. However, because we have no formal agreement with Cinapsys or Mr. Moline, any dispute between Mr. Olson and Mr. Moline or EasyWeb and Cinapsys could have an adverse affect on our continued research and development activities. All of these activities have been performed by Mr. Olson free of charge to EasyWeb. Although, none of the third party suppliers have received any cash compensation for these services, on December 20, 2001, we issued 100,000 options to Mr.

Romero to purchase shares of our common stock at an exercise price of $.25 per share in consideration for the various services he provided to EasyWeb during 2001. Accordingly, we have spent no cash on research and development activities during the period from inception on September 24, 1998, through December 31, 2002. We will spend no funds on research and development until we are able to generate sufficient revenue from operations to pay for our research and development needs. Therefore, for the foreseeable future, Messrs. Olson and/or Moline will perform research and development, if any, to enhance our existing, and produce new, products at no out-of-pocket cost to EasyWeb. We have no research and development activities planned for the next twelve months or thereafter.

     Employees and Consultants
     -------------------------

     As of the date hereof, we employ two individuals, including Mr. David C. Olson and Ms. Barbara Petrinsky, the President/Treasurer and the Secretary, respectively, of EasyWeb, on a part-time basis. Both Mr. Olson and Ms. Petrinsky are considered to be key to our business success. No cash compensation has been awarded to, earned by or paid to either of the foregoing or Mr. Thomas M.
Vickers, a director of EasyWeb together with Mr. Olson, for all services rendered in all capacities through December 31, 2002. Mr. Vickers has received 200,000 shares of our common stock in consideration for agreeing to serve as a director of EasyWeb. We do not anticipate that he will be awarded any cash compensation for the foreseeable future. For the foreseeable future, Mr. David
C. Olson and Ms. Barbara Petrinsky will receive no compensation in any form for their services performed in the capacities as our executive officers and/or directors. It is anticipated that at such time, if ever, as EasyWeb's financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Olson and Ms. Petrinsky will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefit plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of EasyWeb and Messrs. Olson and Vickers may receive fees for their attendance at meetings of the Board of Directors. Mr. Olson and Ms. Petrinsky devote up to 25 percent of their time and effort to the business and affairs of EasyWeb and Mr. Vickers devotes only such time as is necessary for him to perform his responsibilities as a director of EasyWeb. See Part I, Item 2. "Description of Property," for a description of the Agreement for Administrative Support dated March 11, 1999, between EasyWeb and Summit, an affiliated company of which Mr. Olson is the President, a director and a controlling shareholder, and subsequent agreements pursuant to which we paid Summit the sum of $13,509 through December 31, 2002, for use of office space and administrative and technical support services at Summit Financial Relation's offices. As the sole shareholder of Summit, Mr. Olson benefited indirectly from these payments. See Part 3, Item 12. "Certain Relationships and Related Transactions," for detailed information relating to our issuance on March 11, 1999, to Mr. Olson and Robert Zappa, a former director of EasyWeb, of 1,600,000 shares, and 800,000 shares, of our common stock, respectively, in consideration for the payment of $2,500 and $1,500 in cash (approximately $.002 per share), respectively, the issuance on December 7, 2001, of 200,000 shares to Mr. Thomas M. Vickers as consideration for his agreement to serve on the board of directors of EasyWeb, the issuance on December 7, 2001, of 150,000 shares to Mr. Olson and Summit as consideration for working capital advances, and common stock sold to Mr. Olson and Ms. Petrinsky during January 2002.

     (c) Organization
     ----------------

     We are comprised of one corporation with no subsidiaries or parent entities.

     (d) Operations
     --------------

     We have been in the development stage since our inception on September 24, 1998.

     (e) Proprietary Information
     ---------------------------

     We have no proprietary information.

     (f) Government Regulation
     -------------------------

     We are not subject to any material governmental regulation or approvals.

     (g) Environmental Compliance

     At the present time, we are not subject to any material costs for compliance with any environmental laws.


Item 2.  DESCRIPTION OF PROPERTY

     We maintain our offices at the business offices located at 6025 South Quebec Street, Suite #150, Englewood, Colorado 80111, of Summit, an affiliated corporation of which Mr. David C. Olson, the President, the Treasurer, a director and a controlling shareholder of EasyWeb, is the President, a director and the sole shareholder. Summit leases its offices from an unaffiliated company and shares the offices with that company and a number of other affiliated companies. We entered into the Agreement with Summit dated April 1, 2001, for use of office space, administrative support (including reception, secretarial and bookkeeping services) and technical support (including use of office, computer and telecommunications equipment) at Summit's offices. The agreement provides for us to pay Summit rent in the amount of $4,000 in advance for a period of one year from April 1, 2001, to March 31, 2002, and the sum of $15 per hour for bookkeeping services. Pursuant to the agreement, all other services, including administrative and technical support and web site design, development and sales, are provided by Summit free of charge until our Board of Directors determines that we have sufficient cash flow or earnings to pay Summit cash for the services. Pursuant to the agreement, we paid Summit $4,000 for rent on April 1, 2001, and a total of $960 and $1,016 for bookkeeping and other administrative services for the years ended December 31, 2002 and 2001. We anticipate that the Board will make its determination based on our ability to pay Summit reasonable rates for these services based on current market conditions while at the same time maintaining sufficient capital to pay for ongoing operations, including the costs of marketing our products and services.

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

     The office space and administrative support provided by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. As of December 31, 2002, Summit had contributed office space and administrative support totaling $15,667 and $36,824, respectively.

     The office space we currently occupy is expected to be adequate to meet our foreseeable future needs while we are in the development stage. We own no real property.


Item 3. LEGAL PROCEEDINGS

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature, pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the year covered by this report.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Principal Market or Markets
     -------------------------------

     Our common stock does not trade on any market or exchange.

     (b) Approximate Number of Holders of Common Stock
     -------------------------------------------------

     The number of holders of record of our Common Stock at December 31, 2002, was approximately 59.

     (c) Dividends
     -------------

     Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) The Securities Enforcement and Penny Stock Reform Act of 1990
     -----------------------------------------------------------------

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

     (e) Blue Sky Compliance
     -----------------------

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

     General
     -------

     EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet hosted by third parties. Our business plan has been prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $9,547 in revenue and a net loss from operations of $(210,475) through December 31, 2002.

     We initially anticipated that our arrangement in September 2000 with AJ Indoors, Inc., an indoor sign company, to feature EasyWeb on approximately 100 indoor signs throughout the Denver and Colorado front range areas, would assist us in obtaining an increased customer base in the future. However, this advertising did not commence until February 2001 and we sold only one turnkey, template web site to date as a result of the arrangement, which was terminated in 2002. We also expected to receive revenue in the near future from our arrangement with Euthenics International, Inc., to design and maintain the company's web site in exchange for an ongoing royalty of $.50 per each bottle of product sold from the site for a period five years. However, this arrangement was terminated following Euthenics' bankruptcy in 2002, with EasyWeb recognizing no revenues from the agreement.

     Additionally, we intend to generate increased revenue in the future through the expenditure of funds for marketing, advertising and/or promotion. The implementation of these plans is dependent upon our ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. We believe that the revenue generated from our business may not be sufficient to finance these and other future activities and that it may be necessary to raise additional funds through equity and/or debt financing in the next twelve months. We estimate that we will need at least an additional $45,000 in capital during this period in order to fully implement our plans to increase revenue through increased marketing, advertising and promotion and to continue in operation as a going concern. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital for marketing, advertising and promotion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the design, marketing and sale of Internet web sites to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase sales through the expenditure of additional funds for marketing, advertising and/or promotion, this will not ensure that operations will be profitable.

     Plan of Operation
     -----------------

     Our plan of operation for the next twelve months is to focus upon raising additional working capital and, subsequently, the marketing and sale of our web site design, development, hosting and maintenance services. We do not expect to perform any additional product research and development during the term of this plan. In any event, any additional research and development to enhance our existing products or otherwise, would be performed by Mr. David C. Olson, our President/Treasurer, with the possible assistance of Cinapsys or Wilbanks, at no out-of-pocket cost to us.

     We are unable to calculate the cost of our plan of operations over the next twelve months. We expect to be able to satisfy our cash requirements for at least the next three months with cash infusions from officers and investors, if we do not increase our marketing, advertising or promotional activities. This is because we have no salaried employees and no additional research and development planned. We currently do not intend to hire any additional employees for the foreseeable future and Mr. Olson has verbally agreed not to seek any remuneration from EasyWeb until the Company has been profitable for a period of time acceptable to EasyWeb's Board of Directors. To date, Mr. Olson has not accrued, nor does he plan to accrue any salary from EasyWeb. However, see Part 3, Item 12. "Certain Relationships and Related Transactions," of this report for a description of our payments to Summit, from which Mr. Olson, as the sole owner of Summit, benefits indirectly. If we are successful in our efforts to raise additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing, advertising and promotion. Because the results of our previous advertising efforts have been disappointing, Mr. Olson intends to renew his sales efforts. During January 2002, we raised $16,500 through the sale of 550,000 shares of our common stock ($.03 per share), and in March 2003 we sold 200,000 shares of common stock for $10,000 ($.05 per share). These stock sales have been our only fund-raising efforts since the successful completion of our securities offering on April 10, 2000, for the receipt of gross proceeds of $101,050. We intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, a private placement of securities that we are contemplating. We cannot be certain that these efforts will be successful. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months.

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

     The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

     Results of Operations
     ---------------------

     Year Ended December 31, 2002, Versus Year Ended December 31, 2001:

     Total revenue was $2,570 for the year ended December 31, 2002, as compared to total revenue of $1,726 for the year ended December 31, 2001.

     We incurred a net loss of $(39,941) during the year ended December 31, 2002, as compared to a net loss of $(72,535) during the year ended December 31, 2001, because of the factors described below. Operating expenses decreased approximately 43 percent, from $74,261 for the year ended December 31, 2001, to $42,511 for the year ended December 31, 2002. We experienced sizeable decreases in stock-based compensation and professional fees due to our reduced operations. Because our original marketing approach did not generate any significant revenues we have been forced to reevaluate our business model. Management currently plans to re-establish advertising efforts in the future, provided it is able to procure additional financing for EasyWeb in order to support such efforts.

     Year Ended December 31, 2001, Versus Year Ended December 31, 2000:
     ------------------------------------------------------------------

     Total revenue was $1,726 for the year ended December 31, 2001, as compared to total revenue of $5,251 for the year ended December 31, 2000.

     We incurred a net loss of $(72,535) during the year ended December 31, 2001, as compared to a net loss of $(79,951) during the year ended December 31, 2000, because of the factors described below. Operating expenses decreased approximately 13 percent, from $85,202 for the year ended December 31, 2000, to $74,261 for the year ended December 31, 2001. We experienced sizeable decreases in salaries and payroll taxes, web site consulting and maintenance and advertising as a result of the ineffectiveness of our original marketing approach of door-to-door sales. However, professional fees and stock-based compensation support increased substantially. The increase in professional fees are a result of the additional legal and accounting fees the Company incurred as a result of our filing to become a reporting company. Additionally, we incurred $26,600 in stock-based compensation during the year ended December 31, 2001 as compared to $-0- for the year ended December 31, 2000. The increase occurred as a result of paying for services with stock due to the lack of working capital.

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 2002, we had total assets of $501 consisting of $15 in cash and $486 in net intangible assets. As of December 31, 2001, we had total assets of $2,885 consisting of $451 in cash, $465 in trade receivables, $1,000 in prepaid expenses and $969 in net intangible assets.

     As of December 31, 2002 and 2001, we had total liabilities of $17,835 and $12,818, respectively. Our total shareholders' deficit was $(17,334) and $(13,933), as of December 31, 2002, and 2001, respectively.

     As a result of our inability to generate significant revenue to date together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. Through December 31, 2002, we have been funded through the sale of common stock for gross proceeds in the amount of $101,550 and proceeds of $16,500 through the sale of 550,000 shares of our common stock ($.03 per share) during January 2002. However, we are experiencing working capital shortages and are dependent upon successfully obtaining additional capital in the future. Currently Summit, an affiliate, is paying administrative expenses on behalf of the Company so that the Company can maintain operations; however, Summit could stop making payments on behalf of the Company at any time. While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, it has noted that our significant operating losses and working capital deficit raise a substantial doubt about our ability to continue as a going concern. Our future success will be dependent upon our ability to raise additional working capital and increase sales of our Internet products and services. There is no assurance that we will be successful in raising additional working capital or increasing sales of our Internet products and services.

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

     Net cash used in operating activities was $(11,770) for the year ended December 31, 2002, because of the net loss of $(39,941), offset primarily, by the value of office space and administrative support contributed by an affiliated company ($16,040) and increase in liabilities ($9,867). Net cash used in operating activities was $(30,256) for the year ended December 31, 2001, because of the net loss of $(72,535), offset primarily, by the value of office space and administrative support contributed by an affiliated company ($13,984) and stock-based compensation ($26,600).

     For the years ended December 31, 2002 and 2001, net cash used in investing activities totaled $(316) and $-0-, respectively. Cash was used in 2002 to acquire computer software ($316). During the years ended December 31, 2002 and 2001, net cash provided by financing activities totaled $11,650 and $4,000, respectively. Cash proceeds in 2002 consisted of common stock sales ($16,500), a working capital loan from an officer ($650) and the repayment of prior year related party loans ($5,500); and proceeds in 2001 consisted of working capital advances from related parties ($4,000).

     Cash decreased by $436, from $451 at December 31, 2001 to $15 at December 31, 2002, because of the above-described factors. Cash decreased by $26,256, from $26,707 at December 31, 2000 to $451 at December 31, 2001, because of the above-described factors.

     Inflation
     ---------

     We believe that inflation has not had a material impact on our business.

     Seasonality
     -----------

     We do not believe that our business is seasonal.

Item 7. FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and accompanying footnotes appear at Pages F-3 through F-14 hereof. These financial statements and related financial information required to be filed hereunder commence on Page F-1 of this Form and are incorporated herein by this reference.

                                  EASYWEB, INC.
                          (A Development Stage Company)

                          Audited Financial Statements
                        for Year Ended December 31, 2002

                                 EASYWEB, INC.
                         (A Development Stage Company)
                       Index to Financial Statements
                                                                          Page
                                                                          ----

Report of Independent Auditors .........................................   F-2

Balance Sheet at December 31, 2002 .....................................   F-3

Statements of Operations for the years ended December 31, 2002 and 2001, and from September 24, 1998 (inception) through
     December 31, 2002 .................................................   F-4

Statement of Changes in Shareholders' Deficit for the period from
     September 24, 1998 (inception) through December 31, 2002 ..........   F-5

Statements of Cash Flows for the years ended  December 31, 2002 and 2001, and from September 24, 1998 (inception) through
     December 31, 2002 .................................................   F-7

Notes to Financial Statements ..........................................   F-8

                         Report of Independent Auditors

To the Board of Directors and Shareholders:
EasyWeb, Inc.


We have audited the accompanying balance sheet of EasyWeb, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001, and the period from September 24, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EasyWeb, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from September 24, 1998 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit at December 31, 2002 and has suffered significant operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
April 3, 2003

                                  EASYWEB, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                December 31, 2002

                                     Assets

Current Assets:
    Cash .....................................................   $      15
                                                                 ---------
                  Total current assets .......................          15

Intangible assets, net of accumulated
    amortization of $2,080 (Note 1) ..........................         486
                                                                 ---------

                                                                 $     501
                                                                 =========

                      Liabilities and Shareholders' Deficit
Current Liabilities:
    Accounts payable and accrued liabilities .................   $   8,891
    Due to affiliate (Note 2) ................................       8,294
    Due to officer (Note 2) ..................................         650
                                                                 ---------
                  Total current liabilities ..................      17,835
                                                                 ---------

Shareholders' deficit (Notes 2 and 4):
    Common stock, no par value;  30,000,000 shares authorized,
       4,506,200 shares issued and outstanding ...............     120,050
    Stock options outstanding - 100,000 ......................      20,600
    Additional paid-in capital ...............................      52,491
    Deficit accumulated during development stage .............    (210,475)
                                                                 ---------

                  Total shareholders' deficit ................     (17,334)
                                                                 ---------

                                                                 $     501
                                                                 =========

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                               September 24,
                                                                                   1998
                                                    For the Years Ended         (Inception)
                                                         December 31,             Through
                                                  --------------------------    December 31,
                                                     2002           2001            2002
                                                  -----------    -----------    -----------
Revenue:
    Commissions, related party (Note 2) .......   $      --      $      --      $     4,000
    Commissions, other ........................         2,570          1,726          5,547
                                                  -----------    -----------    -----------
                   Total revenue ..............         2,570          1,726          9,547
                                                  -----------    -----------    -----------

Operating expenses:
    Stock-based compensation (Notes 2 and 4):
       Consulting services ....................          --           20,600         20,600
       Director services ......................          --            6,000          6,000
    Rent ......................................         1,000          3,000          6,333
    Contributed rent (Note 2) .................         5,000          3,000         15,667
    Administrative support ....................           960          1,016          7,176
    Contributed administrative support (Note 2)        11,040         10,984         36,824
    Salaries and payroll taxes ................          --             --           20,729
    Professional fees .........................        16,136         23,174         56,499
    Web site consulting and maintenance .......           660          2,624         13,419
    Information technology agreement (Note 5) .          --             --            8,269
    Advertising ...............................          --              120         12,034
    Depreciation and amortization .............           799            750          2,238
    Other .....................................         6,916          2,993         14,234
                                                  -----------    -----------    -----------
                   Total operating expenses ...        42,511         74,261        220,022
                                                  -----------    -----------    -----------

                   Loss before income taxes ...       (39,941)       (72,535)      (210,475)

Income tax provision (Note 3) .................          --             --             --
                                                  -----------    -----------    -----------

                   Net loss ...................   $   (39,941)   $   (72,535)   $  (210,475)
                                                  ===========    ===========    ===========

Basic and diluted loss per share ..............   $     (0.01)   $     (0.02)
                                                  ===========    ===========

Basic and diluted weighted average
    common shares outstanding .................     4,499,431      3,611,969
                                                  ===========    ===========


                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit

                                                                                                         Deficit
                                                                                                        Accumulated
                                                        Common Stock         Outstanding   Additional     During
                                                  ------------------------     Stock        Paid-In     Development
                                                    Shares        Amount       Options      Capital       Stage         Total
                                                  ----------    ----------    ----------   ----------   ----------    ----------
Balance at
    September 24, 1998 (inception) ............         --      $     --      $     --     $     --     $     --      $     --

Net loss for the period ended
     December 31, 1998.........................         --            --            --           --         (1,500)       (1,500)
                                                  ----------    ----------    ----------   ----------   ----------    ----------

Balance at December 31, 1998 ..................         --            --            --           --         (1,500)       (1,500)

March 11, 1999, shares sold to officers
    ($.0017/share) (Note 2) ...................    2,400,000         4,000          --           --           --           4,000
March 11, 1999, shares issued to director
    in exchange for expenses paid on behalf
    of the Company ($.0019/share) (Note 2) ....      800,000         1,500          --           --           --           1,500
November 9, 1999, shares sold to affiliate
    at $.25 per share (Note 2) ................        2,000           500          --           --           --             500
Office space and administrative support
    contributed by an affiliate (Note 2) ......         --            --            --         12,000         --          12,000
Net loss, year ended December 31, 1999 ........         --            --            --           --        (16,548)      (16,548)
                                                  ----------    ----------    ----------   ----------   ----------    ----------

Balance at December 31, 1999 ..................    3,202,000         6,000          --         12,000      (18,048)          (48)

March 2000, shares sold in a private
    offering at $0.25 per share, net of
    $14,000 of offering costs (Note 4) ........      404,200        87,050          --           --           --          87,050
July 2000, stock subject to rescission
    (Note 4) ..................................      (16,000)       (4,000)         --           --           --          (4,000)
Office space and administrative support
    contributed by an affiliate (Note 2) ......         --            --            --         10,467         --          10,467
Net loss, year ended December 31, 2000 ........         --            --            --           --        (79,951)      (79,951)
                                                  ----------    ----------    ----------   ----------   ----------    ----------

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit

                                    Continued

                                                                                                         Deficit
                                                                                                        Accumulated
                                                        Common Stock         Outstanding   Additional     During
                                                  ------------------------     Stock        Paid-In     Development
                                                    Shares        Amount       Options      Capital       Stage         Total
                                                  ----------    ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2000 ..................    3,590,200        89,050          --         22,467      (97,999)       13,518

December 2001, stock issued to officer in
    exchange for debt ($.03/share) (Note 2) ...      150,000         4,500          --           --           --           4,500
December 2001, stock issued to director in
    exchange for services ($.03/share) (Note 2)      200,000         6,000          --           --           --           6,000
December 2001, stock options issued in
    exchange for services, valued at the fair
    value of the options ($.206/share) (Note 4)         --            --          20,600         --           --          20,600
Office space and administrative support
    contributed by an affiliate (Note 2) ......         --            --            --         13,984         --          13,984
Net loss, year ended December 31, 2001 ........         --            --            --           --        (72,535)      (72,535)
                                                  ----------    ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2001 ..................    3,940,200        99,550        20,600       36,451     (170,534)      (13,933)

January 2002, sale of common stock
    ($.03/share) (Note 4) .....................      500,000        15,000          --           --           --          15,000
January 2002, sale of common stock to
    officers ($.03/share) (Note 2) ............       50,000         1,500          --           --           --           1,500
April 2002, closing of Arizona rescission
    offer (Note 4) ............................       16,000         4,000          --           --           --           4,000
Office space and administrative support
    contributed by an affiliate (Note 2) ......         --            --            --         16,040         --          16,040
Net loss, year ended December 31, 2002 ........         --            --            --           --        (39,941)      (39,941)
                                                  ----------    ----------    ----------   ----------   ----------    ----------

Balance at December 31, 2002 ..................    4,506,200    $  120,050    $   20,600   $   52,491   $ (210,475)   $  (17,334)
                                                  ==========    ==========    ==========   ==========   ==========    ==========

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 September 24,
                                                                                     1998
                                                                                  (Inception)
                                                          For the Years Ended      Through
                                                              December 31,        December 31,
                                                         ----------------------
                                                           2002         2001         2002
                                                         ---------    ---------    ---------
Cash flows from operating activities:
    Net loss .........................................   $ (39,941)   $ (72,535)   $(210,475)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization ..............         799          750        2,238
          Equipment and intangible assets exchanged
            for services (Note 1) ....................        --           --            450
          Stock-based compensation ...................        --         26,600       26,600
          Office space and administrative support
            contributed by an affiliate (Note 2) .....      16,040       13,984       52,491
          Changes in operating assets and liabilities:
               Receivables and prepaid expenses ......       1,465       (1,465)        --
               Accounts payable, accrued expenses
                  and due to affiliate ...............       9,867        2,410       18,685
                                                         ---------    ---------    ---------
                     Net cash used in
                        operating activities .........     (11,770)     (30,256)    (110,011)
                                                         ---------    ---------    ---------

Cash flows from investing activities:
    Purchases of equipment ...........................        --           --           (400)
    Payments for intangible assets ...................        (316)        --         (2,774)
                                                         ---------    ---------    ---------
                     Net cash used in
                        investing activities .........        (316)        --         (3,174)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds on loans from related parties ...........         650        4,000       10,650
    Repayment of related party loans .................      (5,500)        --         (5,500)
    Proceeds from the sale of common stock ...........      16,500         --        118,050
    Proceeds from the sale of common stock subject
       to rescission .................................        --           --          4,000
    Payments for offering costs ......................        --           --        (14,000)
                                                         ---------    ---------    ---------
                     Net cash provided by
                        financing activities .........      11,650        4,000      113,200
                                                         ---------    ---------    ---------

                        Net change in cash ...........        (436)     (26,256)          15

Cash, beginning of period ............................         451       26,707         --
                                                         ---------    ---------    ---------

Cash, end of period ..................................   $      15    $     451    $      15
                                                         =========    =========    =========

Supplemental disclosure of cash flow information:
    Income taxes .....................................   $    --      $    --      $    --
                                                         =========    =========    =========
    Interest .........................................   $    --      $    --      $    --
                                                         =========    =========    =========

Non-cash financing activities:
    Common stock issued in exchange for debt .........   $    --      $   4,500    $   6,000
                                                         =========    =========    =========

                 See accompanying notes to financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) Organization and Summary of Significant Accounting Policies With Basis of Presentation

Organization

EasyWeb, Inc. (the "Company") was incorporated in Colorado on September 24, 1998 under the name NetEscapes, Inc. The name of the Company was changed to EasyWeb, Inc. on February 2, 1999. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company markets web sites on the Internet, which are built by third party consultants. The Company has entered verbal agreements with Cinapsys, Inc. and Wilbanks Designs, a related party, whereby the Company receives a sales commission for all custom and templated web sites and web site products sold by the Company. The Company has not conducted any transactions with Wilbanks Design, a related party, as of December 31, 2002.

As of December 31, 2002, the Company has a working capital deficit and has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company's management intends to obtain working capital through operations and to seek additional funding through equity offerings to help fund the Company's operations. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

The  carrying  amounts  of  cash,   accounts  payable  and  accrued  liabilities
approximate fair value due to the short-term maturity of the instruments.

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

Intangible assets and amortization

The Company's intangible assets consist of computer software and web site development costs. The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on April 11, 2000.

Amortization expense totaled $799, $750, and $2,080, respectively, for the years ended December 31, 2002 and 2001, and the period from September 24, 1998 (inception) through December 31, 2002. In addition, the Company has adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs". EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Impairments on long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Deferred offering costs

Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' equity. If an offering is not successful, the costs are charged to operations at that time.

Loss per common share

The Company accounts for loss per share under the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, net loss per share-basic excludes dilution and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Common stock options outstanding at December 31, 2002 were not included in the diluted loss per share as all 100,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2002 were equal.

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

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of December 31, 2002.

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

(2)  Related Party Transactions

Liabilities

At December 31, 2002, the Company owed an affiliate $8,294 for professional fees and other administrative expenses paid on behalf of the Company. The $8,294 is included in the accompanying financial statements as Due to Affiliate.

During the year ended December 31, 1999, an officer and two directors advanced the Company a total of $6,000 ($2,000 each) for working capital. The advances were unsecured, carried no interest rate and were due on demand. During the year ended December 31, 2001, the officer and directors advanced the Company an additional $4,000 at the same terms. In December 2001, the Company issued the officer 150,000 shares of its common stock in exchange for advances totaling $4,500. Following the stock issuance, the Company owed the directors $5,500, which was repaid in January 2002.

In April 2002, the officer loaned the Company $650 for working capital. The loan carries no interest rate and is due on demand. The $650 is included in the accompanying financial statements as Due to Officer.

Common stock

During January 2002, the Company sold 50,000 shares of its common stock to officers of the Company for $1,500, or $.03 per share.

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

Revenue

During the year ended December 31, 2000, the Company earned commission revenues totaling $4,000 for the sale of a web site to an affiliate. The $4,000 commission totals 41.9 percent of the revenue generated by the Company since inception.

Rent and administrative support

On March 11, 1999, the Company entered an Administrative Support Agreement with an affiliate, which provides for the use of the affiliate's office space, and administrative and technical support by the Company. The Company agreed to pay the affiliate $1,500 per month for these services ($500-rent and $1,000-support). Following is a schedule showing the allocation between rent payments and contributed rent from inception through December 31, 2002:

                                                 Rent    Contributed
                     Period                    Payments      Rent       Total
         ------------------------------       ---------   ---------   ---------
         Inception to December 31, 1999       $   --      $ 4,000     $ 4,000
          Year ended December 31, 2000          2,333       3,667       6,000
          Year ended December 31, 2001          3,000       3,000       6,000
          Year ended December 31, 2002          1,000       5,000       6,000
                                              --------    ---------   ---------
                                              $ 6,333     $15,667     $ 22,000
                                              ========    =========   =========


Following is a schedule showing the allocation between administrative service payments and contributed administrative services from inception through December 31, 2002:

                                              Service    Contributed
                  Period                      Payments     Services      Total
          Inception to December 31, 1999      $   --       $ 8,000     $ 8,000
          Year ended December 31, 2000          5,200        6,800      12,000
          Year ended December 31, 2001          1,016       10,984      12,000
          Year ended December 31, 2002            960       11,040      12,000
                                              ---------   ---------   ----------
                                              $ 7,176      $36,824    $ 44,000
                                              =========   =========   ==========

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

(3)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:
                                                             Years Ended
                                                             December 31,
                                                         -------------------
                                                            2002      2001
                                                         --------    -------

U.S.  statutory federal rate                               15.00%     16.05%
State income tax rate, net of federal benefit               3.94%     3.89%
Permanent  differences                                     -7.60%     -3.85%
Net operating loss for which no tax
   benefit is currently available                         -11.34%    -16.09%
                                                         --------    -------
                                                           0.00%       0.00%
                                                         ========    =======

At December 31, 2002, deferred taxes consisted of a net tax asset of $34,467 due to operating loss carryforwards of $169,624, which was fully allowed for, in the valuation allowance of $34,467. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2002 and 2001 were $4,526 and $11,671, respectively. Net operating loss carryforwards will expire through 2022.

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

(4)  Shareholders' Deficit

Sale of common stock

During January 2002, the Company sold 500,000 shares of its common stock to unrelated third parties for $15,000, or $.03 per share.

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

The weighted average exercise price and fair value of the options were $.25 and $.206, respectively. There were no options granted with exercise prices less than the fair market value of the underlying stock on the date of grant. No options were exercised, forfeited, or expired during 2001. The options granted to purchase 100,000 shares of the Company's common stock are the only options granted since inception and all were outstanding and exercisable at December 31, 2002.

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

                                  EASYWEB, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

(5)  Information Technology Agreement

On November 1, 2000, the Company entered into an information technology agreement with Euthenics International, Inc. ("EII"). The Company agreed to design, develop and pay for a web site that would allow EII to sell its products over the Internet. The Company also agreed to assist EII with the implementation of its Mail Order Management system and to train EII employees by hiring and paying for a mutually acceptable consultant. In exchange for these services, the Company will receive a royalty of $.50 per bottle of any EII product sold for the five year period from December 1, 2000 through December 1, 2005. The contract is renewable on a year-to-year basis following December 1, 2005. Management estimates that the total costs associated with this contract will not exceed the $8,269 recognized during the year ended December 31, 2000. Costs incurred under this contract may exceed the amount of royalty revenues realized. Revenue will be recognized under the agreement, in accordance with the Company's revenue recognition policy. The Company has not recognized any revenue under the agreement through December 31, 2002.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or financial statement disclosure.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a)  Directors and Executive Officers
     -------------------------------------

     The names and ages of our directors and executive officers are as follows:

     David C.  Olson         42              President, Treasurer, Director

     Thomas M. Vickers       64              Director

     Barbara Petrinski       60              Secretary

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

     (b) Business Experience
     -----------------------

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

     Barbara Petrinsky has served as the Secretary of the Company since July 26, 1999. She has been employed by Summit Financial Relations, an affiliated company, as operations manager since November 1998. In this position, her responsibilities include bookkeeping, payroll, investor/client relations, preparation of press releases, telephone answering, filing and general office management. From April 1990 to July 1998, Mrs. Petrinsky was employed by Montessori Mid-America and from September 1996 to July 1998, she served as the Director of the Montessori School at the Denver Technological Center.

     Section 16(a) Beneficial Reporting Compliance
     ---------------------------------------------

     To the best of the knowledge of the Company, based on reports received pursuant to rule 16a-3(e) of the 1934 Act, all reports required to be filed pursuant to rule 16(a)-3(e) were filed as of the date of this report.

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

     See Part I, Item 2. "Description of Property," for a description of the Agreement for Administrative Support dated March 11, 1999, between EasyWeb and Summit Financial Relations, Inc., an affiliated company of which Mr. Olson is the President, a director and the sole shareholder, pursuant to which we paid Summit the sum of approximately $13,509 through December 31, 2002, for use of office space and administrative and technical support services at Summit's offices. As the sole shareholder of Summit, Mr. Olson benefited indirectly from these payments.

     See Part 3, Item 12. "Certain Relationships and Related Transactions," for detailed information relating to our issuance on March 11, 1999, to Mr. Olson and Robert Zappa, a former director of EasyWeb, of 1,600,000 shares, and 800,000 shares, of our common stock, respectively, in consideration for the payment of $2,500 and $1,500 in cash (approximately $.002 per share), respectively, the issuance on December 7, 2001, of 200,000 shares to Mr. Thomas M. Vickers as consideration for his agreement to serve on the board of directors of EasyWeb, the issuance on December 7, 2001, of 150,000 shares to Mr. Olson and Summit as consideration for working capital advances made prior to December 31, 2001, and the sale of 50,000 shares of common stock to Mr. Olson and Ms. Petrinsky for $1,500 ($.03/share) in January 2002.

     Effective March 11, 1999, our Board of Directors and shareholders approved the adoption of the Incentive Stock Option Plan (the "Plan") reserving 175,000 shares of our common stock for issuance upon the exercise of stock options received by optionees under the Plan. Except for this Plan, described below at "Incentive Stock Option Plan", we do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any such plans for the foreseeable future. In the future, we may offer stock options to prospective employees and/or consultants; however, except for 100,000 options issued to Terry Romero, a consultant, no options have been granted as of the date hereof. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of any of these plans and benefits will be at the discretion of our Board of Directors.

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

     The exercise price of each stock option under the Plan must be at least 100 percent of the fair market value of the shares of common stock on the date of grant as determined by the Board of Directors. Each incentive stock option may be exercisable for a period, as determined by the Board of Directors, but not in excess of ten years from the date of grant. The exercise price of all incentive stock options granted under the Plan to shareholders possessing more than 10 percent of the total combined voting power of all classes of our stock must be less than 110 percent of the fair market value of the shares of common stock on the date of grant and those options may be exercisable for a period not in excess of five years from the date of grant. All options granted under the Plan are non-transferable and may be exercised only by the optionee or the optionee's estate.

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

     The Plan will terminate on February 24, 2009. The Plan may be amended by the Board of Directors without shareholder approval, except that no amendment that increases the maximum aggregate number of shares that may be issued under the Plan or changes the class of employees who are eligible to participate in the Plan, can be made without the approval of our shareholders. As of December 31, 2002, 100,000 options were outstanding and exercisable. These options were granted to Terry Romero on December 20, 2001. Options granted under the Plan, and shares of common stock issued upon the exercise of any those options, will not be registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933. These securities will be offered pursuant to the exemption from registration provided by Regulation D promulgated under Sections 3(b) and 4(2) of, or other available exemption under, the Securities Act of 1933. Accordingly, resales of the securities will be subject to the registration requirements of Section 5 of, and Rule 144 of the General Rules and Regulations promulgated under, the Securities Act of 1933.

     The Plan provides that the number of shares of common stock underlying each option and the exercise price of the option shall be proportionately adjusted in the event of a stock split, reverse stock split, stock dividend or similar capital adjustment that is effected without receipt of additional consideration by EasyWeb.

     Compensation of Directors
     -------------------------

     Directors of EasyWeb receive no compensation pursuant to any standard arrangement for their services as directors. However, directors who are not officers may be paid an annual fee or a fee per meeting of the Board of Directors in an amount to be determined in the future by the Board of Directors. Thomas M. Vickers was awarded 200,000 shares of our common stock on December 7, 2001, in consideration for his agreement to serve as a director of EasyWeb.

     Employment Agreements
     ---------------------

     Currently, no employment agreements exist with any officer or employee.

     Long-Term Incentive Plans
     -------------------------

     None.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Beneficial Owners
     -----------------

     The following table sets forth information regarding beneficial ownership as of the December 31, 2002 of our common stock by any person who is known by us to be the beneficial owner of more than five (5%) percent of our voting securities, by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Under the General Rules and Regulations of the Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. As of December 31, 2002, there were 4,506,200 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

                                               Shares
                                            Beneficially        Percentage
                 Beneficial Owner             Owned (1)        of Class (1)
                 ----------------             ---------        ------------

David C. Olson (2) (3)                       1,783,333        37.9%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Thomas M. Vickers (3)                          410,000        8.7%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Robert J. Zappa                                964,000        20.5%
2740 Kendrick Street
Golden, Colorado 80401

Steven E. Muth                                 800,000        17.0%
6463 South Malaya Street
Aurora, Colorado 80016

Barbara Petrinsky (2)                           17,667         0.4%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

All executive officers and directors         2,211,000        47.0%
as a group

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,706,200 shares of our common stock issued and outstanding as of March 31, 2003.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.

     The following table provides information related to equity compensation plans as of December 31, 2002:

                              Number of Securities                              Number of Securities
                                to be Issued Upon        Weighted-Average        Remaining Available
                                   Exercise of           Exercise Price of       for Future Issuance
                               Outstanding Options,     Outstanding Options,        Under Equity
    Plan Category             Warrants and Rights      Warrants and Rights      Compensation Plans
    -------------             -------------------      -------------------      ------------------
Equity compensation
  plans approved by
  security holders                   100,000                   $ 0.25                   75,000

Equity compensation
  plans not approved
  by security holders                  -0-                      N/A                      -0-

     Changes in Control
     ------------------

     The Company knows of no arrangement, including the pledge by anyone of any securities of the Company that may result in a change in control.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Common Stock Transactions
     -------------------------

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

     On March 11, 1999, we sold 1,600,000 shares of our common stock to Mr. David C. Olson, the President, the Treasurer and a director of EasyWeb, in consideration for the sum of $2,500 in cash (approximately $.002 per share). Mr. Olson serves as one of our two executive officers and directors and owns of record and beneficially 37.9% of the issued and outstanding shares of our common stock. Also on March 11, 1999, we sold 800,000 shares of common stock to each of Mr. Robert J. Zappa and Mr. Steven Muth, both former company directors, in consideration for the payment by each individual of the amount of $1,500 in cash (approximately $.002 per share).

     Office Space and Administrative/Technical Support
     -------------------------------------------------

     During the period from March 11, 1999, through August 31, 2000, we were parties to the Agreement for Administrative Support with Summit, for use of office space, administrative support and technical support at Summit's offices located at 6025 South Quebec Street, Suite #150, Englewood, Colorado 80111. The agreement provided for us to pay Summit for these services the amount of $1,500 per month commencing in the month of April 2000 in which we received the minimum proceeds of at least $100,000 from our offering of common stock that occurred between December 10, 1999, and April 10, 2000. During the period following the closing of this common stock offering, from April 10, 2000 through August 31, 2000, we paid Summit, pursuant to the Agreement for Administrative Support, the sum of approximately $7,000 for the use of office space and administrative and technical support services at Summit's offices. On September 1, 2000, EasyWeb and Summit abandoned the agreement because of EasyWeb's failure to realize significant revenues from operations. During the period from September 1, 2000, through March 31, 2001, we paid no rent and a total of $825 at the rate of $15 per hour to Summit for administrative and technical support services pursuant to a verbal agreement. Mr. Olson, as the sole shareholder of Summit, benefited indirectly from these payments.

     On April 1, 2001, we entered into the Agreement with Summit for use of office space, administrative support (including reception, secretarial and bookkeeping services) and technical support (including use of office, computer and telecommunications equipment) at Summit's offices. The agreement provides for us to pay Summit rent in the amount of $4,000 in advance for a period of one year from April 1, 2001, to March 31, 2002, and the sum of $15 per hour for bookkeeping services. Pursuant to the agreement, all other services, including administrative and technical support and web site design, development and sales, are provided by Summit free of charge until our Board of Directors determines that we have sufficient cash flow or earnings to pay Summit cash for the services. Pursuant to the agreement, we paid Summit $4,000 for rent on April 1, 2001, and a total of $960 and $1,016 for bookkeeping and other administrative services for the years ended December 31, 2002 and 2001.

     The fair value of the office space and administrative support provided by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. As of December 31, 2002, Summit had contributed office space and administrative support totaling $15,667 and $36,824, respectively.

     Liabilities
     -----------

     At December 31, 2002, the Company owed Summit $8,294 for professional fees and other administrative expenses paid on behalf of the Company.

     In April 2002, Mr. Olson loaned the Company $650 for working capital. The loan carries no interest rate and is due on demand. The loan was outstanding at December 31, 2002.

     During the year ended December 31, 1999, Messrs. Olson, Zappa and Muth advanced the Company a total of $6,000 ($2,000 each) for working capital. The advances were unsecured, carried no interest rate and were due on demand. During the year ended December 31, 2001, they advanced the Company an additional $4,000 at the same terms. In December 2001, the Company issued Mr. Olson 150,000 shares of its common stock in exchange for advances totaling $4,500. The Company repaid Messrs. Zappa and Muth the remaining $5,500 in January 2002.

     Revenue
     -------

     During the year ended December 31, 2000, the Company earned commission revenues totaling $4,000 for the sale of a web site to an affiliate. The $4,000 commission totals 41.9 percent of the revenue generated by the Company since inception.

     Marketing Agreement
     -------------------

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
     --------------

     3.01 Articles of Incorporation (1)

     3.02 Bylaws (2)

     10.01 Agreement for Administrative Support, dated March 11, 1999 (3)

     10.02Independent  Consultant  Application  and  Agreement,  dated  June  1,
          1999(4)

     10.03Rent,  Bookkeeping and Services  Agreement  between EasyWeb,  Inc. and
          Summit Financial Relations, Inc., dated April 1, 2001 (5)

     99.1 Certification of President and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b) Reports on Form 8-K:

         None.

Item 14. CONTROLS AND PROCEDURES.

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, David Olson, the President and Treasurer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by David Olson, the President and Treasurer of the Company.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):     EASYWEB, INC.



By:      /s/ David C. Olson                          Date: April 11, 2003
         ------------------                                --------------
         David C. Olson
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


By:      /s/ David C. Olson                          Date: April 11, 2003
         ------------------                                --------------
         David C. Olson
         President

           CERTIFICATION OF PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-KSB of EasyWeb, Inc. for the fiscal year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1.   I have reviewed this annual report on Form 10-KSB of EasyWeb, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:      /s/ David C. Olson                          Date: April 11, 2003
         ------------------------                          --------------
         David C. Olson
         President and Treasurer