Form 10QSB
period 2003-03-31
EASYWEB INC
filed 2003-05-13
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2003               Commission File Number  0-32353
                   --------------                                       -------




                                  EASYWEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           COLORADO                                       84-1475642
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec Street, Suite 150, Englewood, Colorado                80111
--------------------------------------------------------              ----------
     (Address of principal executive offices)                         (Zip code)

                                 (720) 489-8873
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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
                                    Yes X             No
                                       ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                           4,706,200
--------------------------           -------------------------------------------
        Class                        Number of shares outstanding at May 2, 2003


--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                         Page
                                                                         ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

Condensed balance sheet, March 31, 2003 (unaudited) ...................    3

Condensed statements of operations, three months ended March 31,
   2003 (unaudited) and 2002 (unaudited), and September 24,
   1998 (inception) through March 31, 2003 (unaudited) ................    4

Condensed statements of cash flows, three months ended March 31,
   2003 (unaudited) and 2002 (unaudited), and September 24, 1998
   (inception) through March 31, 2003 (unaudited) .....................    5

Notes to unaudited condensed financial statements .....................    6

Item 2. Plan of Operation .............................................    8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information .......................................    9
     Item 2.  Changes in Securities ...................................    9
     Item 3.  Defaults Upon Senior Securities .........................    9
     Item 4.  Submission of Matters to a Vote of Security Holders......    9
     Item 5.  Other Information .......................................    9
     Item 6.  Exhibits and Reports on Form 8-K ........................    9

     Signatures .......................................................   10

                                  EASYWEB, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                 March 31, 2003

                                     Assets

Current Assets:
    Cash ..................................................   $   9,933
                                                              ---------
                  Total current assets ....................       9,933

Intangible assets, net ....................................         272
                                                              ---------

                                                              $  10,205
                                                              =========

                      Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable and accrued liabilities ..............   $  12,939
    Due to affiliate (Note B) .............................       9,368
    Due to officer (Note B) ...............................         650
                                                              ---------
                  Total current liabilities ...............      22,957
                                                              ---------

Shareholders' deficit (Note D):
    Common stock ..........................................     130,050
    Stock options outstanding - 100,000 ...................      20,600
    Additional paid-in capital ............................      56,991
    Deficit accumulated during development stage ..........    (220,393)
                                                              ---------

                  Total shareholders' deficit .............     (12,752)
                                                              ---------

                                                              $  10,205
                                                              =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                               September 24,
                                                                                   1998
                                                  For the Three Months Ended    (Inception)
                                                          March 31,               Through
                                                  --------------------------     March 31,
                                                     2003           2002           2003
                                                  -----------    -----------    -----------
Revenue:
    Commissions, related party ................   $      --      $      --      $     4,000
    Commissions, other ........................          --            1,610          5,547
                                                  -----------    -----------    -----------
                   Total revenue ..............          --            1,610          9,547
                                                  -----------    -----------    -----------

Operating expenses:
    Stock-based compensation:
       Consulting services ....................          --             --           20,600
       Director services ......................          --             --            6,000
    Rent ......................................          --            1,000          6,333
    Contributed rent (Note B) .................         1,500            500         17,167
    Administrative support ....................          --              285          7,176
    Contributed administrative support (Note B)         3,000          2,715         39,824
    Salaries and payroll taxes ................          --             --           20,729
    Professional fees .........................         1,765          5,197         58,264
    Web site consulting and maintenance .......            60            250         13,479
    Information technology agreement ..........          --             --            8,269
    Advertising ...............................          --             --           12,034
    Dues and subscriptions ....................         2,975           --            7,950
    Depreciation and amortization .............           214            188          2,452
    Other .....................................           404            696          9,663
                                                  -----------    -----------    -----------
                   Total operating expenses ...         9,918         10,831        229,940
                                                  -----------    -----------    -----------

                   Loss before income taxes ...        (9,918)        (9,221)      (220,393)

Income tax provision (Note C) .................          --             --             --
                                                  -----------    -----------    -----------

                   Net loss ...................   $    (9,918)   $    (9,221)   $  (220,393)
                                                  ===========    ===========    ===========

Basic and diluted loss per share ..............   $     (0.00)   $     (0.00)
                                                  ===========    ===========

Basic and diluted weighted average
    common shares outstanding .................     4,539,533      4,429,095
                                                  ===========    ===========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                     September 24,
                                                                                         1998
                                                  For the Three Months Ended          (Inception)
                                                           March 31,                    Through
                                                     ---------------------             March 31,
                                                      2003          2002                 2003
                                                     -------      --------             ---------

                     Net cash used in
                         operating activities            (82)       (6,135)             (110,093)
                                                     -------      --------             ---------

Cash flows from investing activities:
    Purchases of equipment                              --            --                    (400)
    Payments for intangible assets                      --            --                  (2,774)
                                                     -------      --------             ---------

                     Net cash used in
                         investing activities ....   $  --        $   --               $  (3,174)
                                                     -------      --------             ---------

Cash flows from financing activities:
    Proceeds on loans from related parties .......      --            --                  10,650
    Repayment of related party loans .............      --          (5,500)               (5,500)
    Proceeds from the sale of common stock .......    10,000        16,500               128,050
    Proceeds from the sale of common stock subject
       to rescission .............................      --            --                   4,000
    Payments for offering costs ..................      --            --                 (14,000)
                                                     -------      --------             ---------
                     Net cash provided by
                         financing activities ....    10,000        11,000               123,200
                                                     -------      --------             ---------

                         Net change in cash ......     9,918         4,865                 9,933

Cash, beginning of period ........................        15           451                  --
                                                     -------      --------             ---------

Cash, end of period ..............................   $ 9,933      $  5,316             $   9,933
                                                     =======      ========             =========

Supplemental disclosure of cash flow information:
    Income taxes .................................   $  --        $   --               $    --
                                                     =======      ========             =========
    Interest .....................................   $  --        $   --               $    --
                                                     =======      ========             =========

Non-cash financing activities:
    Common stock issued in exchange for debt .....   $  --        $   --               $   6,000
                                                     =======      ========             =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions

Rent
An affiliate contributed office space to the Company during the three months ended March 31, 2003. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
An affiliate contributed administrative services to the Company during the three months ended March 31, 2003. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital.

Indebtedness to related parties
At December 31, 2002, the Company owed an affiliate $8,294 for professional fees and other administrative expenses paid on behalf of the Company. During the three months ended March 31, 2003, the affiliate paid expenses totaling $1,074 on behalf of the Company. As of March 31, 2003, the Company owed the affiliate $9,368, which is included in the accompanying condensed financial statements as Due to Affiliate.

In April 2002, the officer loaned the Company $650 for working capital. The loan carries no interest rate and is due on demand. The $650 is included in the accompanying condensed financial statements as Due to Officer.

                                  EASYWEB, INC.
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D:  Shareholder's deficit

During March 2003, the Company sold 200,000 shares of its common stock for $10,000, or $.05 per share.

Following is a schedule of changes in shareholders' deficit for the three months ended March 31, 2003:


                                                                                            Deficit
                                                               Outstanding                Accumulated
                                              Common stock        Stock     Additional      During
                                          --------------------                Paid-In     Development
                                           Shares      Amount    Options      Capital        Stage        Total
                                          ---------   --------   -------      -------      ---------    --------
Balance, January 1, 2003 ..............   4,506,200   $120,050   $20,600      $52,491      $(210,475)   $(17,334)
March 2003, sale of common
       stock at $.05 per share ........     200,000     10,000      --           --             --        10,000
Office space and administrative
       support contributed by an
       affiliate ......................        --         --        --          4,500           --         4,500
Net loss for the three months
       ended March 31, 2003 ...........        --         --        --           --           (9,918)     (9,918)
                                          ---------   --------   -------      -------      ---------    --------
                Balance, March 31, 2003   4,706,200   $130,050   $20,600      $56,991      $(220,393)   $(12,752)
                                          =========   ========   =======      =======      =========    ========

Part I.  Item 2.  Plan of operation
-------           -----------------


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

Part 2.   Other Information
-------   -----------------


                                  EASYWEB, INC.
                          (A Development Stage Company)

Item 1 -  Legal Information.

          No response required.

Item 2 -  Changes in Securities.

          During March 2003, the Company sold 200,000 shares of its common stock for $10,000, or $.05 per share. The shares were sold to an individual pursuant to the exemption from the registration requirements of the Securities Exchange Act of 1933 (the "Act"), as amended, provided by
          Section 4(2) of the Act for transactions by an issuer not involving any public offering.

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

(b) Reports on Form 8-K:

                None.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               EASYWEB, INC.
                                               (Registrant)


DATE: May 2, 2003                              BY: /s/ David C. Olson
      -----------                                  ---------------------------
                                                   David C. Olson
                                                   President