Form 10QSB
period 2003-06-30
EASYWEB INC
filed 2003-08-14
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2003                 Commission File Number 0-32353
                   -------------                                        -------



                                  EASYWEB, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-1475642
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec Street, Suite 135, Englewood, Colorado                80111
--------------------------------------------------------                -----
(Address of principal executive offices)                              (Zip code)

                                 (720) 493-0303
                                 --------------
              (Registrant's telephone number, including area code)


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
                                                     Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                             4,706,200
         Class                    Number of shares outstanding at August 8, 2003

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                          Page
                                                                        --------

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed balance sheet, June 30, 2003 (unaudited).........................3
  Condensed statements of operations, three and six months ended
     June 30, 2003 (unaudited) and 2002 (unaudited), and September 24,
     1998 (inception) through June 30, 2003 (unaudited)......................4
  Condensed statements of cash flows, six months ended June 30,
     2003 (unaudited) and 2002 (unaudited), and September 24, 1998
     (inception) through June 30, 2003 (unaudited)...........................5
  Notes to unaudited condensed financial statements..........................6

  Item 2.  Plan of Operation.................................................8

  Item 3.  Controls and Procedures...........................................8

PART 2 - OTHER INFORMATION

  Item 1.  Legal Information.................................................9
  Item 2.  Changes in Securities.............................................9
  Item 3.  Defaults Upon Senior Securities...................................9
  Item 4.  Submission of Matters to a Vote of Security Holders...............9
  Item 5.  Other Information.................................................9
  Item 6.  Exhibits and Reports on Form 8-K..................................9

  Signatures................................................................10

  Certifications............................................................11

                                 EASYWEB, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)


                                  June 30, 2003

                                     Assets

Current Assets:
    Cash......................................................  $         131
                                                                 ------------
                  Total current assets........................            131

Intangible assets, net........................................             59
                                                                 ------------

                                                                $         190
                                                                 ============

                      Liabilities and Shareholders' Deficit
Current Liabilities:
    Accounts payable and accrued liabilities..................  $         825
    Due to affiliate (Note B).................................         14,490
                                                                 ------------

                  Total current liabilities...................         15,315
                                                                 ------------

Shareholders' deficit (Note D):
    Common stock..............................................        130,050
    Stock options outstanding - 100,000.......................         20,600
    Additional paid-in capital................................         61,236
    Deficit accumulated during development stage..............       (227,011)
                                                                 ------------

                  Total shareholders' deficit.................        (15,125)
                                                                 ------------

                                                                $         190
                                                                 ============

            See accompanying notes to condensed financial statements
                                        3

                                 EASYWEB, INC.
                         (A Development Stage Company)
                       Condensed Statement of Operations
                                  (Unaudited)


                                                                                                                  September 24,
                                                                                                                      1998
                                                           Three Months Ended              Six Months Ended        (Inception)
                                                                 June 30,                      June 30,              Through
                                                      ---------------------------   ---------------------------      June 30,
                                                           2003           2002           2003           2002           2003
                                                      ------------   ------------   ------------   ------------   -------------
Revenue:
    Commissions, related party....................... $     --       $     --       $     --       $     --       $      4,000
    Commissions, other...............................       --               960          --             2,570           5,547
                                                      ------------   ------------   ------------   ------------   -------------
               Total revenue.........................       --               960          --             2,570           9,547
                                                      ------------   ------------   ------------   ------------   -------------

Operating expenses:
    Stock-based compensation:
      Consulting services............................       --             --             --             --             20,600
      Director services..............................       --             --             --             --              6,000
    Rent.............................................       --             --             --             1,000           6,333
    Contributed rent (Note B)........................       1,500          1,500          3,000          2,000          18,667
    Administrative support...........................         255            225            255            510           7,431
    Contributed administrative support (Note B)......       2,745          2,775          5,745          5,490          42,569
    Salaries and payroll taxes.......................       --             --             --             --             20,729
    Professional fees................................       1,705          8,856          3,470         14,053          59,969
    Web site consulting and maintenance..............       --             --                60            250          13,479
    Information technology agreement.................       --             --             --             --              8,269
    Advertising......................................       --             --             --             --             12,034
    Dues and subscriptions...........................       --             --             2,975          --              7,950
    Depreciation and amortization....................         213            187            427            375           2,665
    Other............................................         200            817            604          1,513           9,863
                                                      ------------   ------------   ------------   ------------   -------------
               Total operating expenses..............       6,618         14,360         16,536         25,191         236,558
                                                      ------------   ------------   ------------   ------------   -------------

               Loss before income taxes..............      (6,618)       (13,400)       (16,536)       (22,621)       (227,011)

Income tax provision (Note C)........................       --             --             --             --             --
                                                      ------------   ------------   ------------   ------------   -------------

               Net loss.............................. $    (6,618)   $   (13,400)   $   (16,536)   $   (22,621)   $   (227,011)
                                                      ============   ============   ============   ============   =============

Basic and diluted loss per share..................... $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                                      ============   ============   ============   ============

Basic and diluted weighted average
    common shares outstanding........................   4,706,200      4,605,200      4,639,533      4,467,648
                                                      ============   ============   ============   ============





             See accompany notes to condensed financial statements
                                       4

                                 EASYWEB, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                 September 24,
                                                                                     1998
                                                          Six Months Ended       (Inception)
                                                              June 30,             Through
                                                      -----------------------      June 30,
                                                          2003        2002           2003
                                                      ---------    ----------    -------------
                     Net cash used in
                         operating activities ....      (9,234)     (12,075)       (119,245)
                                                     ----------   ----------      ----------

Cash flows from investing activities:
    Purchases of equipment .......................        --           --              (400)
    Payments for intangible assets ...............        --           --            (2,774)
                                                     ----------   ----------      ----------
                     Net cash used in
                         investing activities ....        --           --            (3,174)
                                                     ----------   ----------      ----------

Cash flows from financing activities:
    Proceeds on loans from related parties .......        --            650          10,650
    Repayment of related party loans .............        (650)      (5,500)         (6,150)
    Proceeds from the sale of common stock .......      10,000       16,500         128,050
    Proceeds from the sale of common stock subject
       to rescission .............................        --           --             4,000
    Payments for offering costs ..................        --           --           (14,000)
                                                     ----------   ----------      ----------
                     Net cash provided by
                         financing activities ....       9,350       11,650         122,550
                                                     ----------   ----------      ----------

                         Net change in cash ......         116         (425)            131

Cash, beginning of period ........................          15          451            --
                                                     ----------   ----------      ----------

Cash, end of period ..............................   $     131    $      26       $     131
                                                     ==========   ==========      ==========

Supplemental disclosure of cash flow information:
    Income taxes .................................   $    --      $    --         $    --
                                                     ==========   ==========      ==========
    Interest .....................................   $    --      $    --         $    --
                                                     ==========   ==========      ==========

Non-cash financing activities:
    Common stock issued in exchange for debt .....   $    --      $    --         $   6,000
                                                     ==========   ==========      ==========








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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Rent
----
An affiliate contributed office space to the Company during the six months ended June 30, 2003. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
----------------------
An affiliate contributed administrative services to the Company during the six months ended June 30, 2003. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital. The Company paid $255 for services during the six months ended June 30, 2003, therefore, Contributed Administrative Support for the period totaled $5,745.

Indebtedness to related parties
-------------------------------
At December 31, 2002, the Company owed an affiliate $8,294 for professional fees and other administrative expenses paid on behalf of the Company. During the six months ended June 30, 2003, the affiliate paid expenses totaling $6,196 on behalf of the Company. As of June 30, 2003, the Company owed the affiliate $14,490, which is included in the accompanying condensed financial statements as Due to Affiliate.

In April 2002, the officer loaned the Company $650 for working capital. The loan carries no interest rate and is due on demand. The Company repaid the loan during the quarter ended June 30, 2003.

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

Following is a schedule of changes in shareholders' deficit for the six months ended June 30, 2003:

                                                                                               Deficit
                                                                                             Accumulated
                                         Common stock          Outstanding     Additional      During
                                     ---------------------         Stock        Paid-In      Development
                                      Shares       Amount         Options       Capital         Stage           Total
                                     ---------   ---------      ---------      ---------      ----------     ----------

Balance, January 1, 2003 .........   4,506,200   $ 120,050      $  20,600      $  52,491      $(210,475)     $ (17,334)
March 2003, sale of common
    stock at $.05 per share ......     200,000      10,000           --             --             --           10,000
Office space and administrative
    support contributed by an
    affiliate ....................        --          --             --           8,745           --            8,745
Net loss for the six months
    ended June 30, 2003 ..........        --          --             --             --          (16,536)       (16,536)
                                     ---------   ---------      ---------      ---------      ----------     ----------
            Balance, June 30, 2003   4,706,200   $ 130,050      $  20,600      $  61,236      $(227,011)     $ (15,125)
                                     =========   =========      =========      =========      ==========     ==========

PART I.  ITEM 2.  PLAN OF OPERATION
-------           -----------------

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

PART I.  ITEM 3.  CONTROLS AND PROCEDURES
-------           -----------------------

(a)       Evaluation of disclosure controls and procedures
          ------------------------------------------------

          We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

-------           ----------------------------------

                                  EASYWEB, INC.
                          (A Development Stage Company)

(b)       Changes in internal controls
          ----------------------------

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


PART 2.   OTHER INFORMATION
-------   -----------------

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

Item 6 - Exhibits and Reports on Form 8-K.

          (a)     Exhibits:

                  1.     31: Certification
                  2. 32: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO


          (b)     Reports on Form 8-K:

                  None.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            EASYWEB, INC.
                                             (Registrant)


DATE:    August 11, 2003                    BY:   /s/  David C. Olson
         ---------------                        ---------------------------
                                                 David C. Olson
                                                 President