Form 10QSB
period 2003-09-30
EASYWEB INC
filed 2003-10-30
CIK 1107421

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                             FORM 10-QSBFORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2003             Commission File Number 0-32353
                   ------------------                                    -------


                                  EASYWEB, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-1475642
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



6025 South Quebec Street, Suite 135, Englewood, Colorado            80111
--------------------------------------------------------            -----
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
                                                    Yes   X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                        4,706,200
        Class                   Number of shares outstanding at October 28, 2003

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                          Page
                                                                        --------

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed balance sheet, September 30, 2003 (unaudited)....................3
  Condensed statements of operations, three and nine months ended
     September 30, 2003 (unaudited) and 2002 (unaudited),
     and September 24, 1998 (inception)
     through September 30, 2003 (unaudited)..................................4
  Condensed statements of cash flows, nine months ended September 30,
     2003 (unaudited) and 2002 (unaudited), and September 24, 1998
     (inception) through September 30, 2003 (unaudited)......................5
  Notes to unaudited condensed financial statements..........................6

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

  Signatures................................................................10

  Certifications............................................................11

                                  EASYWEB, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

                                     ASSETS
Current Assets:
    Cash ................................................        $      38
                                                                 =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities ............        $   3,265
    Due to affiliate (Note B) ...........................           16,122
                                                                 ---------
                  Total current liabilities .............           19,387
                                                                 ---------

Shareholders' deficit (Note D):
    Common stock ........................................          130,050
    Stock options outstanding - 100,000 .................           20,600
    Additional paid-in capital ..........................           65,556
    Deficit accumulated during development stage ........         (235,555)
                                                                 ---------
                  Total shareholders' deficit ...........          (19,349)
                                                                 ---------
                                                                 $      38
                                                                 =========























            See accompanying notes to condensed financial statements
                                        3

                                  EASYWEB, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               SEPTEMBER 24,
                                                                                                                   1998
                                                   THREE MONTHS ENDED              NINE MONTHS ENDED           (INCEPTION)
                                                       SEPTEMBER 30,                  SEPTEMBER 30,              THROUGH
                                               ---------------------------     --------------------------     SEPTEMBER 30,
                                                  2003            2002            2003           2002            2003
                                               ----------      -----------     ----------     -----------     -------------
Revenue:
    Commissions, related party ........        $     --        $     --        $     --       $      --       $     4,000
    Commissions, other ................              --              --              --             2,570           5,547
                                               ----------      ----------      ----------     -----------     -----------
                 Total revenue ........              --              --              --             2,570           9,547
                                               ----------      ----------      ----------     -----------     -----------

Operating expenses:
    Stock-based compensation:
      Consulting services .............              --              --              --              --            20,600
      Director services ...............              --              --              --              --             6,000
    Rent ..............................              --              --              --             1,000           6,333
    Contributed rent (Note B) .........             1,500           1,500           4,500           3,500          20,167
    Administrative support ............               180             375             435             885           7,611
    Contributed administrative
      support (Note B) ................             2,820           2,625           8,565           8,115          45,389
    Salaries and payroll taxes ........              --              --              --              --            20,729
    Professional fees .................             3,770             689           7,240          14,742          63,739
    Web site consulting and maintenance              --               320              60             570          13,479
    Information technology agreement ..              --              --              --              --             8,269
    Advertising .......................              --              --              --              --            12,034
    Dues and subscriptions ............              --              --             2,975            --             7,950
    Depreciation and amortization .....                59             210             486             585           2,724
    Other .............................               215             832             819           2,345          10,078
                                               ----------      ----------      ----------     -----------     -----------
              Total operating expenses              8,544           6,551          25,080          31,742         245,102
                                               ----------      ----------      ----------     -----------     -----------

              Loss before income taxes             (8,544)         (6,551)        (25,080)        (29,172)       (235,555)

Income tax provision (Note (C) ........              --              --              --              --              --
                                               ----------      ----------      ----------     -----------     -----------

                 Net loss .............        $   (8,544)     $   (6,551)     $  (25,080)    $   (29,172)       (235,555)
                                               ==========      ==========      ==========     ===========        ========

Basic and diluted loss per share ......        $    (0.00)     $    (0.00)    $     (0.01)    $     (0.01)
                                               ==========      ==========      ==========     ===========
Basic and diluted weighted average
    common shares outstanding .........         4,706,200       4,605,200       4,630,644       4,497,667
                                               ==========      ==========      ==========     ===========











            See accompanying notes to condensed financial statements
                                        4

                                  EASYWEB, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SEPTEMBER 24,
                                                                                        1998
                                                           NINE MONTHS ENDED         (INCEPTION)
                                                             SEPTEMBER 30,             THROUGH
                                                       -------------------------     SEPTEMBER 30,
                                                          2003           2002           2003
                                                       ----------     ----------     -------------
                     Net cash used in
                         operating activities ....     $  (9,327)     $ (13,655)     $ (119,338)
                                                       ---------      ---------      ----------

Cash flows from investing activities:
    Purchases of equipment .......................          --             (316)           (400)
    Payments for intangible assets ...............          --             --            (2,774)
                                                       ---------      ---------      ----------
                     Net cash used in
                         investing activities ....          --             (316)         (3,174)
                                                       ---------      ---------      ----------

Cash flows from financing activities:
    Proceeds on loans from related parties .......          --            2,553          10,650
    Repayment of related party loans .............          (650)        (5,500)         (6,150)
    Proceeds from the sale of common stock .......        10,000         16,500         128,050
    Proceeds from the sale of common stock subject
       to rescission .............................          --             --             4,000
    Payments for offering costs ..................          --             --           (14,000)
                                                       ---------      ---------      ----------
                     Net cash provided by
                         financing activities ....         9,350         13,553         122,550
                                                       ---------      ---------      ----------

                         Net change in cash ......            23           (418)             38

Cash, beginning of period ........................            15            451            --
                                                       ---------      ---------      ----------

Cash, end of period ..............................     $      38      $      33       $      38
                                                       =========      =========       =========

Supplemental disclosure of cash flow information:
    Income taxes .................................     $    --        $    --         $    --
                                                       =========      =========       =========
    Interest .....................................     $    --        $    --         $    --
                                                       =========      =========       =========

Non-cash financing activities:
    Common stock issued in exchange for debt .....     $    --        $    --         $   6,000
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Rent
----
An affiliate contributed office space to the Company during the nine months ended September 30, 2003. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
----------------------
An affiliate contributed administrative services to the Company during the nine months ended September 30, 2003. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital. The Company paid $435 for services during the nine months ended September 30, 2003, therefore, Contributed Administrative Support for the period totaled $8,565.

Indebtedness to related parties
-------------------------------
At December 31, 2002, the Company owed an affiliate $8,294 for professional fees and other administrative expenses paid on behalf of the Company. During the nine months ended September 30, 2003, the affiliate paid expenses totaling $7,828 on behalf of the Company. As of September 30, 2003, the Company owed the affiliate $16,122, which is included in the accompanying condensed financial statements as Due to Affiliate.

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

Following is a schedule of changes in shareholders' deficit for the nine months ended September 30, 2003:


                                                                                                      Deficit
                                                                                                    Accumulated
                                              Common stock          Outstanding      Additional       During
                                          -----------------------      Stock          Paid-In       Development
                                            Shares        Amount      Options         Capital          Stage           Total
                                          ---------    ----------   -----------    ------------    ------------    -----------

Balance, January 1, 2003                  4,506,200    $  120,050   $   20,600     $   52,491      $ (210,475)     $  (17,334)
March 2003, sale of common
       stock at $.05 per share              200,000        10,000         --              --              --           10,000
Office space and administrative
       support contributed by an
       affiliate                              --           --             --           13,065            --            13,065
Net loss for the nine months
       ended September 30, 2003               --           --             --             --           (25,080)        (25,080)

           Balance, September 30, 2003    4,706,200    $  130,050   $   20,600     $   65,556      $ (235,555)     $  (19,349)
                                          =========    ==========   ===========    ============    ===========     ===========

PART I.  ITEM 2.  PLAN OF OPERATION
-------           -----------------

PLAN OF OPERATION
-----------------
The Company plans to continue to design, market, sell and maintain customized and turnkey web sites on the Internet that are hosted by third parties. To date, revenues from these services have been minimal. The Company hopes to generate increased revenue through the expenditure of additional funds for marketing, advertising and promotion, assuming public liquidity allows. The Company believes that the revenue generated from operations may not be sufficient to finance future activities and that it may be necessary to raise additional funds through equity and/or debt financing in the next twelve months. There is no assurance that the Company will be able to generate additional capital for marketing, advertising and promotion and/or other purposes. In the event that only limited additional financing is received, the Company expects its opportunities in the design, marketing, and sale of Internet web sites to be limited. The Company would also consider the sale of its technology.

If the Company is unable to raise additional capital to support our future operations, we may begin exploring business opportunities for possible investments and/or business combinations with companies that may be outside of our original business plan. As of the date of this filing, we have had no discussions and no agreements have been reached with any third parties regarding such an investment or business combination.

The Company is currently maintaining operations through working capital advances provided by an affiliate company owned 100 percent by David Olson, the Company's president. There is no assurance that the affiliate will continue to provide working capital advances for any period of time.

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

         (b)   Reports on Form 8-K:

               None.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            EASYWEB, INC.
                                                (Registrant)


DATE:  October 28, 2003                     BY:   /s/  David C. Olson
       ----------------                          -------------------------
                                                 David C. Olson
                                                 President