Form 10KSB
period 2003-12-31
EASYWEB INC
filed 2004-04-14
CIK 1107421

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended: DECEMBER 31, 2003
                                       -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from: ___________________ to _____________________

                         Commission File Number: 0-32353

                                  EASYWEB, INC.
                                  -------------
                 (Name of small business issuer in its charter)

          COLORADO                                        84-1475642
---------------------------------------     ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)






6025 S. Quebec Street, Suite 135, Englewood, Colorado                  80111
-----------------------------------------------------                  ------
(Address of Principal Executive Office)                              (Zip Code)

Issuer's telephone number:  (720) 493-0303

Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                 Title of Class

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had no revenue for the most recent fiscal year.

As of December 31, 2003: (a) 4,706,200 common shares, no par value, of the registrant were outstanding; (b) approximately 731,200 common shares were held by non-affiliates; and (c) the aggregate market value of the common shares held by non-affiliates was $36,560 based on the price at which the common equity was most recently sold in March 2003.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,706,200 common shares issued and outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format:      Yes ___  No   X_

EASYWEB, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

                                                                            Page
                                                                            ----

PART I

     Item 1.   DESCRIPTION OF BUSINESS.....................................   4

     Item 2.   DESCRIPTION OF PROPERTY.....................................  12

     Item 3.   LEGAL PROCEEDINGS...........................................  12

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  13

PART II

      Item 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...   13

      Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION .........................................   13

      Item 7.   FINANCIAL STATEMENTS.......................................   17

      Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE........................   17

      Item 8A.  CONTROLS AND PROCEDURES....................................   17

PART III

     Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT.........................................................  17

     Item 10.  EXECUTIVE COMPENSATION......................................  19

     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................  21

     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  23

     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K............................  24

     Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................  25

SIGNATURES     ............................................................  26

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

     Reference in this document to "us", "we", "our", "the Company", or "the Registrant" refer to EasyWeb, Inc.

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

ITEM 1   DESCRIPTION OF BUSINESS

     (a) General Development of Business
         -------------------------------

     We were organized under the laws of the State of Colorado under the name of "NetEscapes, Inc.," on September 24, 1998. We changed our name to "EasyWeb, Inc." on February 2, 1999. Our executive offices are presently located at 6025 South Quebec Street, Suite 135, Englewood, Colorado 80111, and our telephone and facsimile numbers are (720) 493-0303 and (720) 529-6749, respectively.

     We design, market, sell and maintain customized and template, turnkey sites on the worldwide web, or the Internet, hosted by third parties. We refer to the template web sites as "turnkey" because the customer receives, for the purchase price paid, a fully-operational site on the Internet from which to advertise its business, products and/or services. Each of these template sites includes the basic features such as identifying information, business logo, photographs, graphics and/or text provided by the customer. The template is a simple, "fill-in-the-blank" form that can be completed by the customer with handwritten information about the business. There is no additional cost for technical assistance or infrastructure. Common web site options may be added to the template site on an as-needed basis.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     We have not been subject to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     (b) Narrative Description of the Business
         -------------------------------------

     General
     -------

     Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. From our inception through December 31, 2003, we have sold less than ten web sites and realized only minimal revenue of $9,547 from the design, sale and maintenance of Internet sites. Our operations were very limited during the year ended December 31, 2003. We did not perform any services or earn any revenue during 2003.

     We are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future.

     Our future success will be dependent upon our ability to locate and consummate a merger or acquisition with an operating company and, ultimately, to attain profitability. There is no assurance that we will be successful in consummating a merger or acquisition with an operating company or that we will attain profitability.

     Research and Development
     ------------------------

     We are not engaged in any research and development activities.

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

     Employees and Consultants
     -------------------------

     As of the date hereof, we employ two individuals, including Mr. David C. Olson and Ms. Barbara Petrinsky, the President/Treasurer and the Secretary, respectively, of EasyWeb, on a part-time basis. No cash compensation has been awarded to, earned by or paid to either of the foregoing or Mr. Thomas M. Vickers, a director of EasyWeb together with Mr. Olson, for all services rendered in all capacities through December 31, 2003. Mr. Vickers received 200,000 shares of our common stock in consideration for agreeing to serve as a director of EasyWeb. We do not anticipate that he will be awarded any cash compensation for the foreseeable future. For the foreseeable future, Mr. David
C. Olson and Ms. Barbara Petrinsky will receive no compensation in any form for their services performed in the capacities as our executive officers and/or directors. Mr. Olson and Ms. Petrinsky devote approximately 25 percent of their time and effort to the business and affairs of EasyWeb and Mr. Vickers devotes only such time as is necessary for him to perform his responsibilities as a director of EasyWeb.

     (c)  Organization
          ------------

     We are comprised of one corporation with no subsidiaries or parent entities.

     (d)  Operations
          ----------

     Our operations were very limited during the year ended December 31, 2003. We did not perform any services or earn any revenue during 2003.

     (e)  Proprietary Information
          -----------------------

     We have no proprietary information.

     (f)  Government Regulation
          ---------------------

     We are not subject to any material governmental regulation or approvals.

     (g)  Environmental Compliance
          ------------------------

     At the present time, we are not subject to any material costs for compliance with any environmental laws.

ITEM 2...DESCRIPTION OF PROPERTY

     We maintain our offices at the business offices located at 6025 South Quebec Street, Suite #135, Englewood, Colorado 80111, of Summit, an affiliated corporation of which Mr. David C. Olson, the President, the Treasurer, a director and a controlling shareholder of EasyWeb, is the President, a director and the sole shareholder. Summit leases its offices from an unaffiliated company and shares the offices with that company and a number of other affiliated companies.

     Summit has contributed the use of office space and administrative support (including reception, secretarial and bookkeeping services) to us for the years ended December 31, 2003 and 2002.

     The office space and administrative support contributed by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. During the years ended December 31, 2003 and 2002, we paid Summit $-0- and $1,000 for office space, respectively, and we paid Summit $510 and $960 for administrative support, respectively. Accordingly, Summit contributed the remaining fair values for the use of the office space and administrative support. Contributed office space totaled $6,000 and $5,000, and contributed administrative support totaled $11,490 and $11,040 for the years ended December 31, 2003 and 2002, respectively.

     The office space we currently occupy is expected to be adequate to meet our foreseeable future needs. We own no real property.

ITEM 3   LEGAL PROCEEDINGS

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature, pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the year covered by this report.

PART II

ITEM 5   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS  ISSUER  PURCHASES OF EQUITY SECURITIES

     (a)  Principal Market or Markets
          ---------------------------

     Our common stock does not trade on any market or exchange.

     (b)  Approximate Number of Holders of Common Stock
          ---------------------------------------------

     The number of holders of record of our Common Stock at December 31, 2003, was approximately 59.

     (c)  Common stock sales
          ------------------

     During March 2003, we sold 200,000 shares of our common stock to an unrelated third party for $10,000, or $.05 per share.

     (d)  Dividends
          ---------

     Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (e)  The Securities Enforcement and Penny Stock Reform Act of 1990
          -------------------------------------------------------------

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

     (f)  Blue Sky Compliance
          -------------------

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

     General
     -------

     EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $9,547 in revenue and have a retained deficit of $(246,317) through December 31, 2003. We did not perform any services or earn any revenue during 2003.

     Plan of Operation
     -----------------

     Our future success will be dependent upon (1) our ability to locate and consummate a merger or acquisition with an operating company, (2) to finance Internet opportunities if the Company is allowed to trade publicly and raise capital and, ultimately, (3) to attain profitability. There is no assurance that we will be successful in consummating a merger or acquisition with an operating company, financing Internet investments, or attaining profitability. As of the date of this filing, we have had no discussions and no agreements have been reached with any third parties regarding such a business combination.

     We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future. As of December 31, 2003, we owed Summit $18,111 for expenses paid on our behalf.

     As a result of our inability to generate significant revenue to date together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. Through December 31, 2003, in addition to the expenses paid by Summit, we have been funded through the sale of our common stock for gross proceeds in the amount of $130,050 including proceeds of $10,000 through the sale of 200,000 shares of our common stock ($.05 per share) during March 2003.

     While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have noted that our significant operating losses and net capital deficit raise a substantial doubt about our ability to continue as a going concern.

     Inflation
     ---------

     We believe that inflation has not had a material impact on our business.

     Seasonality
     -----------

     We do not believe that our business is seasonal.

ITEM 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder commence on Page F-1 of this Form and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or financial statement disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a)  Directors and Executive Officers
          --------------------------------

     The names and ages of our directors and executive officers are as follows:

          Name                Age              Position
          ----                ---              --------
     David C. Olson*          43      President, Treasurer and Director

     Thomas M. Vickers        65      Directo

     Barbara Petrinsky        61      Secretary

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

     We currently have no committees, which is why we do not have an Audit Committee Financial Expert.

     No family relationship exists between or among our executive officers and directors.

     (b)  Business Experience
          -------------------

     David C. Olson has served as the President, the Treasurer and a director of EasyWeb since March 11, 1999. Since May 1997, Mr. Olson has been President of Summit Financial Relations, Inc., a business consulting and investor relations firm located in Englewood, Colorado. From January 1993 until May 1997, Mr. Olson held various positions including national sales manager at Cohig and Associates, Inc. (now part of EastBrokers International, Inc.), a securities broker-dealer firm in Englewood, Colorado with 265 brokers and offices in 23 states which specialize in small cap and growth stocks. Mr. Olson has not been associated with any brokerage firm since May 1997.

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

     Barbara Petrinsky has served as our Secretary since July 26, 1999. She has been employed by Summit Financial Relations, an affiliated company, as operations manager since November 1998. In this position, her responsibilities include bookkeeping, payroll, investor/client relations, preparation of press releases, telephone answering, filing and general office management. From April 1990 to July 1998, Mrs. Petrinsky was employed by Montessori Mid-America and from September 1996 to July 1998, she served as the Director of the Montessori School at the Denver Technological Center.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

CODE OF ETHICS

     The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company's policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees.


ITEM 10. EXECUTIVE COMPENSATION

     No cash compensation has been awarded to, earned by or paid to Messrs. David C. Olson and Thomas M. Vickers, President/Treasurer/director and a director of EasyWeb, respectively, and Ms. Barbara Petrinsky, our Secretary, for all services rendered in all capacities to EasyWeb since our inception on September 24, 1998. It is anticipated that, for the foreseeable future, Mr. Olson and Ms. Petrinsky, will receive no compensation in any form for services to EasyWeb in their capacities of executive officer and/or director. During 2001, we awarded Mr. Vickers 200,000 shares of our common stock in consideration for his agreement to serve as a director of EasyWeb. We do not anticipate awarding him any cash compensation for his services in the foreseeable future.

     See Part I, Item 2. "Description of Property," for a description of the administrative support transactions between EasyWeb and Summit Financial Relations, Inc., an affiliated company of which Mr. Olson is the President, a director and the sole shareholder. We paid Summit $510 and $1,960 during the years ended December 31, 2003 and 2002, respectively, for use of office space and administrative support services at Summit's offices. As the sole shareholder of Summit, Mr. Olson benefited indirectly from these payments.

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

     The Plan will terminate on February 24, 2009. The Plan may be amended by the Board of Directors without shareholder approval, except that no amendment that increases the maximum aggregate number of shares that may be issued under the Plan or changes the class of employees who are eligible to participate in the Plan, can be made without the approval of our shareholders. As of December 31, 2002, 100,000 options were outstanding and exercisable. These options were granted to Terry Romero, a consultant, on December 20, 2001. Options granted under the Plan, and shares of common stock issued upon the exercise of any those options, will not be registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933. These securities will be offered pursuant to the exemption from registration provided by Regulation D promulgated under Sections 3(b) and 4(2) of, or other available exemption under, the Securities Act of 1933. Accordingly, resales of the securities will be subject to the registration requirements of Section 5 of, and Rule 144 of the General Rules and Regulations promulgated under, the Securities Act of 1933.

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

     Long-Term Incentive Plans
     -------------------------

         None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Beneficial Owners
     -----------------

     The following table sets forth information regarding beneficial ownership as of the December 31, 2003 of our common stock by any person who is known by us to be the beneficial owner of more than five (5%) percent of our voting securities, by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Under the General Rules and Regulations of the Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. As of December 31, 2003, there were 4,706,200 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

                                              Shares
                                            Beneficially       Percentage
          Beneficial Owner                    Owned (1)        of Class (1)
          ----------------                    ---------        ------------

David C. Olson (2) (3)                       1,783,333            37.9%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Thomas M. Vickers (3)                        410,000              8.7%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Robert J. Zappa                              964,000              20.5%
2740 Kendrick Street
Golden, Colorado 80401

Birge & Minckley, P.C. (4)                   800,000              17.0%
1700 Broadway, Suite 1501
Denver, Colorado 80290

Barbara Petrinsky (2)                        17,667               0.4%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,706,200 shares of our common stock issued and outstanding as of March 31, 2004.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.

     (4) The 800,000 shares owned by Bridge & McKinley were acquired pursuant to a court ordered assignment by the District Court, Denver County, Colorado. The assignment was made in connection with an order of the Court in the matter entitled Bridge & McKinley v. Steve Muth.

     The following table provides information related to equity compensation plans as of December 31, 2003:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Because of their management positions, organizational efforts and/or percentage share ownership in EasyWeb, Messrs. Olson and Zappa may be deemed to be "parents" and "promoters" of the Company, as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between and among EasyWeb and Messrs. Olson and Zappa, such as the sale of our common stock to each of them as described above, should not be considered to have occurred at arm's-length.

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

     Office Space and Administrative Support
     ---------------------------------------

     Summit has contributed the use of office space and administrative support (including reception, secretarial and bookkeeping services) to us for the years ended December 31, 2003 and 2002.

     The office space and administrative support contributed by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. During the years ended December 31, 2003 and 2002, we paid Summit $-0- and $1,000 for office space, respectively, and we paid Summit $510 and $960 for administrative support, respectively. Accordingly, Summit contributed the remaining fair values for the use of the office space and administrative support. Contributed office space totaled $6,000 and $5,000, and contributed administrative support totaled $11,490 and $11,040 for the years ended December 31, 2003 and 2002, respectively.

     Liabilities
     -----------

     At December 31, 2003, we owed Summit $18,111 for professional fees and other administrative expenses paid on our behalf.

     In April 2002, Mr. Olson loaned us $650 for working capital. The loan carried no interest rate and was due on demand. The loan was repaid during the year ended December 31, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           EasyWeb, Inc. includes herewith the following exhibits:

           31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K:

                  None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.   Audit and audit-Related Fees

During the year ended December 31, 2003, the Company's principal accountant billed $6,350 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended December 31, 2002, the Company's principal accountant billed $6,318 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.   Tax Fees

During the year ended December 31, 2003, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

During the year ended December 31, 2002, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of filings.

3.   All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2003 and 2002.

4. The officers and directors of EasyWeb have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

Due to the fact that EasyWeb has only two active officers and two directors, the Company does not have an audit committee at this time.

PERCENTAGE OF HOURS EXPENDED

All hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):     EASYWEB, INC.



By:      /s/ David C. Olson                          Date: April 12, 2004
         ------------------                                --------------
         David C. Olson
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


By:      /s/ David C. Olson                          Date: April 12, 2004
         ------------------                                --------------
         David C. Olson
         President

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:
EasyWeb, Inc.


We have audited the accompanying balance sheet of EasyWeb, Inc. as of December 31, 2003, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EasyWeb, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficit at December 31, 2003 and has suffered significant operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C
Denver, Colorado
April 2, 2004

                                 EASYWEB, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                     -----------

Report of Independent Auditors...........................................F-2

Balance Sheet at December 31, 2003.......................................F-3

Statements of Operations for the years ended
   December 31, 2003 and 2002............................................F-4

Statement of Changes in Shareholders' Deficit for the
   years ended December 31, 2003 and 2002................................F-5

Statments of Cash Flows for the years ended
   December 31, 2003 and 2002............................................F-6

Notes to Financial Statements............................................F-7

                                 EASYWEB, INC.
                                 Balance Sheet

                                DECEMBER 31, 2003

                                     ASSETS
Current Assets:
    Cash .......................................................      $      33
                                                                      =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities ...................      $   7,608
    Due to affiliate (Note 2) ..................................         18,111
                                                                      ---------
                  Total current liabilities ....................         25,719
                                                                      ---------

Shareholders' deficit (Note 4):
    Common stock, no par value; 30,000,000 shares authorized,
       4,706,200 shares issued and outstanding .................        130,050
    Stock options outstanding - 100,000 ........................         20,600
    Additional paid-in capital .................................         69,981
    Retained deficit ...........................................       (246,317)
                                                                      ---------

                  Total shareholders' deficit ..................        (25,686)
                                                                      ---------

                                                                      $      33
                                                                      =========




                 See accompanying notes to financial statements
                                       F-3

                                 EASYWEB, INC.
                            STATEMENTS OF OPERATIONS


                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                ----------------------------
                                                    2003             2002
                                                -----------      -----------
Revenue:
    Commissions ...........................     $      --        $     2,570
                                                -----------      -----------

Operating expenses:
    Rent ..................................            --              1,000
    Contributed rent (Note 2) .............           6,000            5,000
    Administrative support ................             510              960
    Contributed administrative
       support (Note 2) ...................          11,490           11,040
    Professional fees .....................          12,812           16,136
    Web site consulting and maintenance ...             120              660
    Dues and subscriptions ................           2,975             --
    Depreciation and amortization .........             486              799
    Other .................................           1,449            6,916
                                                -----------      -----------
                   Total operating expenses          35,842           42,511
                                                -----------      -----------

                   Loss before income taxes         (35,842)         (39,941)

Income tax provision (Note 3) .............            --               --
                                                -----------      -----------

                   Net loss ...............     $   (35,842)     $  (39,941)
                                                ===========      ==========

Basic and diluted loss per share ..........     $     (0.01)     $    (0.01)
                                                ===========      ==========

Basic and diluted weighted average
    common shares outstanding .............       4,672,867       4,499,431
                                                ===========      ==========




                 See accompanying notes to financial statements
                                      F-4

                                 EASYWEB, INC.
                 Statement of Changes in Shareholders' Deficit


                                                            COMMON STOCK        OUTSTANDING   ADDITIONAL
                                                          -------------------      STOCK        PAID-IN      RETAINED
                                                           SHARES     AMOUNT      OPTIONS       CAPITAL       DEFICIT       TOTAL
                                                          ---------    ------   -----------   ----------   -----------   -----------

Balance at January 1, 2002..............................  3,940,200    99,550      20,600     $  36,451    $ (170,534)   $  (13,933)

January 2002, sale of common stock
       ($.03/share) (Note 4)............................    500,000    15,000         --           --          --            15,000
January 2002, sale of common stock to
       officers ($.03/share) (Note 2)....................    50,000     1,500         --           --          --             1,500
April 2002, closing of Arizona rescission
       offer (Note 4)....................................    16,000     4,000         --           --          --             4,000
Office space and administrative support
       contributed by an affiliate (Note 2).............        --        --          --         16,040        --            16,040
Net loss, year ended December 31, 2002..................        --        --          --           --         (39,941)      (39,941)
                                                          ---------   -------      -------    --------     ----------    ----------

Balance at December 31, 2002............................  4,506,200   120,050      20,600        52,491      (210,475)      (17,334)

March 2003, sale of common stock
       ($.05/share) (Note 4)............................    200,000    10,000         --           --          --            10,000
Office space and administrative support
       contributed by an affiliate (Note 2).............       --         --          --        17,490        --             17,490
Net loss, year ended December 31, 2003..................       --         --          --           --         (35,842)      (35,842)
                                                          ---------   -------      -------    --------     ----------    ----------

Balance at December 31, 2003............................  4,706,200   130,050       20,600    $  69,981    $ (246,317)   $  (25,686)
                                                          =========   =======       ======    =========    ==========    ==========


                 See accompanying notes to financial statements
                                      F-5

                                 EASYWEB, INC.
                            STATEMENTS OF CASH FLOWS


                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                          2003          2002
                                                        ---------     ---------
Cash flows from operating activities:
  Net loss ........................................     $(35,842)     $(39,941)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization ..............          486           799
       Office space and administrative support
         contributed by an affiliate (Note 2) .....       17,490        16,040
       Changes in operating assets and liabilities:
         Receivables and prepaid expenses .........         --           1,465
         Accounts payable, accrued expenses
           and due to affiliate ...................        8,534         9,867
                                                        --------      --------

               Net cash used in
                 operating activities .............       (9,332)      (11,770)
                                                        --------      --------


Cash flows from investing activities:
  Payments for intangible assets ..................         --            (316)
                                                        --------      --------

               Net cash used in
                 investing activities .............         --            (316)
                                                        --------      --------


Cash flows from financing activities:
  Proceeds on loans from related parties ..........         --             650
  Repayment of related party loans ................         (650)       (5,500)
  Proceeds from the sale of common stock ..........       10,000        16,500
                                                        --------      --------

               Net cash provided by
                 financing activities .............        9,350        11,650
                                                        --------      --------


                 Net change in cash ...............           18          (436)

Cash, beginning of period .........................           15           451
                                                        --------      --------

Cash, end of period ...............................     $     33      $     15
                                                        ========      ========


Supplemental disclosure of cash flow information:
  Income taxes ....................................     $   --        $   --
                                                        ========      ========

  Interest ........................................     $   --        $   --
                                                        ========      ========




                 See accompanying notes to financial statements
                                      F-6

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     WITH BASIS OF PRESENTATION

ORGANIZATION

EasyWeb, Inc. (referenced as "we", "us", "our" in the accompanying footnotes) was incorporated in Colorado on September 24, 1998 under the name NetEscapes, Inc. Our name was changed to EasyWeb, Inc. on February 2, 1999. We design, market, sell and maintain web sites on the Internet, which are built and hosted by third party consultants. Our operations were very limited during the year ended December 31, 2003. We did not perform any services or earn any revenue during 2003 due to the lack of working capital.

Management changed the manner in which it presents our operating results and cash flows during the year ended December 31, 2003. Management no longer considers us in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements. This change does not affect our operating results or financial position. Accordingly, no pro forma financial information is necessary.

As of December 31, 2003, we have a net capital deficit and have suffered significant operating losses since inception, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses, and dependence upon its officers and strategic alliances. We are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future.

Our future success will be dependent upon (1) our ability to locate and consummate a merger or acquisition with an operating company, (2) to finance Internet opportunities if the Company is allowed to trade publicly and raise capital and, ultimately, (3) to attain profitability. There is no assurance that we will be successful in consummating a merger or acquisition with an operating company, financing Internet investments, or attaining profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CASH EQUIVALENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

For the purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2003.

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

INTANGIBLE ASSETS AND AMORTIZATION

Our intangible assets consist of computer software and web site development costs. We capitalize internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. We commenced amortization of our web site development costs on April 11, 2000. As of December 31, 2003, the web site development costs were fully amortized.

Amortization expense totaled $486 and $799, respectively, for the years ended December 31, 2003 and 2002.

In addition, we have adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs". EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

IMPAIRMENTS ON LONG-LIVED ASSETS

We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

LOSS PER COMMON SHARE

We account for loss per share under the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, net loss per share-basic excludes dilution and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Common stock options outstanding at December 31, 2003 were not included in the diluted loss per share as all 100,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2003 were equal.

REVENUE RECOGNITION

Our sales are reported on a net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". All of our revenues are reported as commissions. We recognize revenue only after our service has been performed and collectibility of its fee is reasonably assured. Revenues through related party transactions are recognized when the service has been performed and the cash has been received.

ADVERTISING BARTER TRANSACTIONS

We report our advertising barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical transactions involving cash. We did not recognize any revenues or expenses in connection with our advertising barter transactions for the periods presented.

STOCK-BASED COMPENSATION

We account for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. We did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of December 31, 2003.

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

(2)  RELATED PARTY TRANSACTIONS

LIABILITIES

At December 31, 2003, we owed Summit $18,111 for professional fees and other administrative expenses paid on our behalf. The $18,111 is included in the accompanying financial statements as "Due to affiliate".

In April 2002, an officer loaned us $650 for working capital. The loan carried no interest rate and was due on demand. We repaid the loan during the year ended December 31, 2003.

COMMON STOCK

During January 2002, we sold 50,000 shares of our common stock to our officers for $1,500, or $.03 per share.

RENT AND ADMINISTRATIVE SUPPORT

Rent
----
Summit contributed office space to us during the years ended December 31, 2003 and 2002. Our management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying financial statements as "Contributed rent" with an offsetting credit to "Additional paid-in capital".

We paid Summit $1,000 for rent during the year ended December 31, 2002, which reduced the amount of contributed rent from $6,000 to $5,000 for the year.

Administrative support
----------------------
Summit contributed administrative services to the Company during the years ended December 31, 2003 and 2002. Our management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as "Contributed administrative support" with an offsetting credit to "Additional paid-in capital". We paid Summit $510 and $960, respectively, for services during the years ended December 31, 2003 and 2002; therefore, contributed administrative support totaled $11,490 and $11,040 for the years ended December 31, 2003 and 2002, respectively.

(3)  INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                         Years Ended
                                                          December 31,
                                                   --------------------------
                                                      2003           2002
                                                   -----------    -----------

U.S. statutory federal rate                             15.00%        15.00%
State income tax rate, net of federal benefit            3.94%         3.94%
Permanent differences                                   -9.24%        -7.60%
 Net operating loss for which no tax
   benefit is currently available                      -9.70%        -11.34%
                                                   -----------    -----------
                                                        0.00%          0.00%
                                                   ===========    ===========


At December 31, 2003, deferred taxes consisted of a net tax asset of $37,942 due to operating loss carryforwards of $187,976, which was fully allowed for, in the valuation allowance of $37,942. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2003 and 2002 were $3,475 and $4,526, respectively. Net operating loss carryforwards will expire through 2023.

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

Should we undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(4)  SHAREHOLDERS' DEFICIT

SALE OF COMMON STOCK

During March 2003, we sold 200,000 shares of our common stock to an unrelated third party for $10,000, or $.05 per share.

During January 2002, we sold 500,000 shares of our common stock to unrelated third parties for $15,000, or $.03 per share.

STOCK OPTION PLAN

We have adopted an incentive stock option plan for the benefit of key personnel and others providing significant services. An aggregate of 175,000 shares of common stock has been reserved under the plan. Options granted pursuant to the plan will be exercisable at a price no less than 100 percent of fair market value of a common share on the date of grant.

Following is a schedule of changes in our outstanding stock options for years ended December 31, 2003 and 2002:

                                                                        Weighted     Weighted Avg
                                                        Options           Avg         Remaining
                      Description       Options       Exercisable    Exercise Price      Life
-------------------------------------------------------------------------------------------------
Outstanding at January 1, 2002       100,000        100,000              $0.25         10 years
Granted                                   --             --                --               --
Exercised                                 --             --                --               --
Expired/Cancelled                         --             --                --               --
                                     ------------------------------------------------------------
Outstanding at December 31, 2002     100,000        100,000              $0.25         9 years
Granted                                   --             --                --               --
Exercised                                 --             --                --               --
Expired/Cancelled                         --             --                --               --
                                     ------------------------------------------------------------
Outstanding at December 31, 2003     100,000        100,000              $0.25         8 years
                                     ============================================================