Form 10QSB
period 2004-03-31
EASYWEB INC
filed 2004-05-10
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2004                 Commission File Number 0-32353
                   --------------                                        -------



                                  EASYWEB, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                        84-1475642
           --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec Street, Suite 135, Englewood, Colorado                80111
--------------------------------------------------------                -----
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
                                                             Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                             4,946,200
          Class                      Number of shares outstanding at May 3, 2004

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2004 (unaudited)...................   3
     Condensed statements of operations, three months ended
        March 31, 2004 (unaudited) and 2003 (unaudited)....................   4
     Condensed statements of cash flows, three months ended
        March 31, 2004 (unaudited) and 2003 (unaudited)....................   5
     Notes to unaudited condensed financial statements.....................   6

     Item 2.  Plan of Operation............................................   8

     Item 3.  Controls and Procedures......................................   9

PART II - OTHER INFORMATION

     Item 1.  Legal Information............................................   9
     Item 2.  Changes in Securities........................................   9
     Item 3.  Defaults Upon Senior Securities..............................   9
     Item 4.  Submission of Matters to a Vote of Security Holders..........   9
     Item 5.  Other Information............................................   9
     Item 6.  Exhibits and Reports on Form 8-K.............................   9

     Signatures............................................................  11

                                  EASYWEB, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2004

                                     ASSETS
Current Assets:
    Cash.......................................................... $    4,625
                                                                   ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities...................... $    7,625
    Due to affiliate (Note 2).....................................     18,827
                                                                   ----------
                  Total current liabilities.......................     26,452
                                                                   ----------

Shareholders' deficit (Note 4):
    Common stock..................................................    136,050
    Stock options outstanding - 100,000...........................     20,600
    Additional paid-in capital....................................     74,481
    Retained deficit..............................................   (252,958)
                                                                   ----------

                  Total shareholders' deficit.....................    (21,827)
                                                                   ----------

                                                                   $    4,625
                                                                   ==========


            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
Operating expenses:
    Contributed rent (Note 2)........................  $    1,500    $    1,500
    Contributed administrative
       support (Note 2)..............................       3,000         3,000
    Professional fees................................       1,828         1,765
    Web site consulting and maintenance..............          60            60
    Dues and subscriptions...........................        --           2,975
    Depreciation and amortization....................        --             214
    Other............................................         253           404
                                                       ----------    ----------
                    Total operating expenses.........       6,641         9,918
                                                       ----------    ----------

                    Loss before income taxes.........      (6,641)       (9,918)

Income tax provision (Note 3)...................             --            --
                                                       ----------    ----------

                    Net loss.........................  $   (6,641)   $   (9,918)
                                                       ==========    ==========

Basic and diluted loss per share.....................  $    (0.00)   $    (0.00)
                                                       ==========    ==========

Basic and diluted weighted average
    common shares outstanding........................   4,786,200     4,539,533
                                                       ==========    ==========


            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
                      Net cash used in
                         operating activities........  $   (1,408)   $      (82)
                                                       ----------    ----------

Cash flows from financing activities:
    Proceeds from the sale of common stock...........       6,000        10,000
                                                       ----------    ----------
                     Net cash provided by
                         financing activities........       6,000        10,000
                                                       ----------    ----------

                         Net change in cash..........       4,592         9,918

Cash, beginning of period............................          33            15
                                                       ----------    ----------

Cash, end of period..................................  $    4,625    $    9,933
                                                       ==========    ==========

Supplemental disclosure of cash flow information:
    Income taxes.....................................  $    --       $    --
                                                       ==========    ==========
    Interest.........................................  $    --       $    --
                                                       ==========    ==========


            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                Notes to Unaudited Condensed Financial Statements

NOTE 1:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

NOTE 2:  RELATED PARTY TRANSACTIONS

RENT
An affiliate contributed office space to the Company during the three months ended March 31, 2004. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

ADMINISTRATIVE SUPPORT
An affiliate contributed administrative services to the Company during the three months ended March 31, 2004. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital.

INDEBTEDNESS TO RELATED PARTIES
At December 31, 2003, the Company owed an affiliate $18,111 for professional fees and other administrative expenses paid on behalf of the Company. During the three months ended March 31, 2004, the affiliate paid expenses totaling $716 on behalf of the Company. As of March 31, 2004, the Company owed the affiliate $18,827, which is included in the accompanying condensed financial statements as Due to Affiliate.

NOTE 3:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4:  SHAREHOLDER'S DEFICIT

During March 2004, the Company sold 240,000 shares of its common stock for $6,000, or $.025 per share.

Following is a schedule of changes in shareholders' deficit for the three months ended March 31, 2004:

                                  EASYWEB, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                                     Deficit
                                                                                    Accumulated
                                                           Outstanding  Additional   During
                                         Common stock         Stock      Paid-In    Development
                                      Shares     Amount      Options     Capital      Stage        Total
                                    ---------   ---------   ---------   ---------   ---------    ---------
Balance, January 1, 2004 ........   4,706,200   $ 130,050   $  20,600   $  69,981   $(246,317)   $ (25,686)
March 2004, sale of common
    stock at $.025 per share ....     240,000       6,000        --          --          --          6,000
Office space and administrative
    support contributed by an
    affiliate ...................        --          --          --         4,500        --          4,500
Net loss for the three months
    ended March 31, 2004 ........        --          --          --          --        (6,641)      (6,641)
                                    ---------   ---------   ---------   ---------   ---------    ---------
          Balance, March 31, 2004   4,946,200   $ 136,050   $  20,600   $  74,481   $(252,958)   $ (21,827)
                                    =========   =========   =========   =========   =========    =========

                                  EASYWEB, INC.

PART I.  ITEM 2.  PLAN OF OPERATION
-------           -----------------

PLAN OF OPERATION

EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $9,547 in revenue and have a retained deficit of $252,958 through March 31, 2004. We have not performed any services or earned any revenue during 2004 or 2003.

Our future success will be dependent upon our ability to (1) locate and consummate a merger or acquisition with an operating company, (2) finance Internet opportunities if we are allowed to trade publicly and raise capital and, ultimately, (3) attain profitability. There is no assurance that we will be successful in consummating a merger or acquisition with an operating company, financing Internet investments, or attaining profitability. As of the date of this filing, we have had no discussions and no agreements have been reached with any third parties regarding such a business combination.

We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future. As of March 31, 2004, we owed Summit $18,827 for expenses paid on our behalf.

As a result of our inability to generate significant revenue, together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. Through March 31, 2004, in addition to the expenses paid by Summit, we have been funded through the sale of our common stock for gross proceeds in the amount of $136,050 including proceeds of $6,000 through the sale of 240,000 shares of our common stock ($.025 per share) during March 2004.

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

We do not intend to hire any additional employees in the foreseeable future. We do not intend to make significant equipment purchases or conduct any research and development within the next twelve months unless we become a market trading entity. The Board may then make decisions as to the future of our business and our assets.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I.  ITEM 3.  CONTROLS AND PROCEDURES
-------           -----------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(B) CHANGES IN INTERNAL CONTROLS

         During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II.    OTHER INFORMATION
--------    -----------------

Item 1 -  Legal Information.

          No response required.

Item 2 -  Changes in Securities.

          During March 2004, we sold 240,000 shares of our common stock for $6,000, or $.025 per share. The shares were sold to an individual pursuant to the exemption from the registration requirements of the Securities Exchange Act of 1933 (the "Act"), as amended, provided by
          Section 4(2) of the Act for transactions by an issuer not involving any public offering.

Item 3 -  Defaults Upon Senior Securities.

          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 -  Other Information.

          No response required.

Item 6 - Exhibits and Reports on Form 8-K.

          (a)     Exhibits:

                  31. Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32. Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

                  None.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      EASYWEB, INC.
                                      (Registrant)


DATE:    May 3, 2004                   BY: /S/ DAVID C. OLSON
         -----------                       ----------------------------------
                                           David C. Olson
                                           President and CEO