Form 10QSB
period 2004-06-30
EASYWEB INC
filed 2004-08-24
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2004                  Commission File Number 0-32353
                   -------------                                         -------



                                  EASYWEB, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                     84-1475642
          --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec Street, Suite 135, Englewood, Colorado                 80111
--------------------------------------------------------              ----------
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
                                                          Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                           5,746,200
          Class                  Number of shares outstanding at August 20, 2004

--------------------------------------------------------------------------------
                        This document is comprised of 10 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                           Page
                                                                           ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, June 30, 2004 (unaudited)......................3
     Condensed statements of operations, three and six months
        ended June 30, 2004 (unaudited) and 2003 (unaudited).................4
     Condensed statements of cash flows, six months ended
        June 30, 2004 (unaudited) and 2003 (unaudited).......................5
     Notes to unaudited condensed financial statements.......................6

     Item 2.  Plan of Operation..............................................8

     Item 3.  Controls and Procedures........................................9

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information..............................................9
     Item 2.  Changes in Securities..........................................9
     Item 3.  Defaults Upon Senior Securities................................9
     Item 4.  Submission of Matters to a Vote of Security Holders............9
     Item 5.  Other Information..............................................9
     Item 6.  Exhibits and Reports on Form 8-K...............................9

     Signatures.............................................................10

                                 EASYWEB, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                  JUNE 30, 2004

                                     ASSETS
Current Assets:
    Cash ........................................................     $      27

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities ....................     $   4,527
    Due to affiliate (Note 2) ...................................         9,130
                                                                      ---------
                  Total current liabilities .....................        13,657
                                                                      ---------

Shareholders' deficit (Note 4):
    Common stock ................................................       156,050
    Stock options outstanding - 100,000 .........................        20,600
    Additional paid-in capital ..................................        78,906
    Retained deficit ............................................      (269,186)
                                                                      ---------

                  Total shareholders' deficit ...................       (13,630)
                                                                      ---------

                                                                      $      27
                                                                      =========
            See accompanying notes to condensed financial statements.

                                 EASYWEB, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                             --------------------------    --------------------------
                                                 2004           2003           2004           2003
                                             -----------    -----------    -----------    -----------
Operating expenses:
    Contributed rent (Note 2) ............   $     1,500    $     1,500    $     3,000    $     3,000
    Contributed administrative
       support (Note 2) ..................         2,925          2,745          5,925          5,745
    Administrative support (Note 2) ......            75            255             75            255
    Stock-based compensation (Note 4) ....        10,000             --         10,000             --
    Professional fees ....................         1,299          1,705          3,127          3,470
    Web site consulting and maintenance ..            --             --             60             60
    Dues and subscriptions ...............            --             --             --          2,975
    Depreciation and amortization ........            --            213             --            427
    Other ................................           429            200            682            604
                                             -----------    -----------    -----------    -----------
                  Total operating expenses        16,228          6,618         22,869         16,536
                                             -----------    -----------    -----------    -----------

                  Loss before income taxes       (16,228)        (6,618)       (22,869)       (16,536)

Income tax provision (Note 3) ............            --             --             --             --
                                             -----------    -----------    -----------    -----------
                  Net loss ...............   $   (16,228)   $    (6,618)   $   (22,869)   $   (16,536)
                                             ===========    ===========    ===========    ===========
Basic and diluted loss per share             $     (0.00)   $     (0.00)   $     (0.00)   $    (0.00)
                                             ===========    ===========    ===========    ===========
Basic and diluted weighted average
    common shares outstanding                  5,479,533      4,706,200      5,132,867      4,639,533
                                             ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements.

                                 EASYWEB, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
                      Net cash used in
                         operating activities         $    (6,006)  $    (9,234)
                                                      -----------   -----------

Cash flows from financing activities:
    Repayment of related party loans                           -           (650)
    Proceeds from the sale of common stock                  6,000        10,000
                                                      -----------   -----------
                      Net cash provided by
                         financing activities               6,000         9,350
                                                      -----------   -----------

                         Net change in cash                    (6)          116

Cash, beginning of period                                      33            15
                                                      -----------   -----------

Cash, end of period                                   $        27   $       131
                                                      ===========   ===========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                        $        -    $        -
    Cash paid for interest                            $        -    $        -
                                                      ===========   ===========
    Non-cash investing and financing transactions:
       Common stock issued to in exchange for debt
          owed to a related party (Note 2)            $    10,000   $        -
                                                      ===========   ===========

            See accompanying notes to condensed financial statements.

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

NOTE 2:  RELATED PARTY TRANSACTIONS

Rent
An affiliate contributed office space to the Company during the six months ended June 30, 2004. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
An affiliate contributed administrative services to the Company during the six months ended June 30, 2004. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital. During the three months ended June 30, 2004, the Company paid $75 for services, which reduced the amount of contributed services for the quarter from $3,000 to $2,925.

Indebtedness to related parties
At December 31, 2003, the Company owed an affiliate $18,111 for professional fees and other administrative expenses paid on behalf of the Company. During the six months ended June 30, 2004, the affiliate paid expenses totaling $1,019 on behalf of the Company. On May 13, 2004, the Company issued 400,000 restricted common shares to the affiliate valued at $10,000, or $.025 per share. The shares were valued based on contemporaneous sales to unrelated third party investors. As of June 30, 2004, the Company owed the affiliate $9,130, which is included in the accompanying condensed financial statements as Due to Affiliate.

Common stock issuances
During May 2004, the Company issued 200,000 to the brother of the Company's principal executive officer in exchange for corporate governance services. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share. The Company recorded stock-based compensation of $5,000 related to the transaction.

During May 2004, the Company issued 200,000 to a director in exchange for director fees. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share. The Company recorded stock-based compensation of $5,000 related to the transaction.

NOTE 3:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4:  SHAREHOLDER'S DEFICIT

During March 2004, the Company sold 240,000 shares of its common stock to one investor for $6,000, or $.025 per share.

Following is a schedule of changes in shareholders' deficit for the six months ended June 30, 2004:

                                                                                       Deficit
                                                                                     Accumulated
                                           Common stock      Outstanding Additional    During
                                      ---------------------     Stock      Paid-In   Development
                                       Shares        Amount    Options     Capital      Stage        Total
                                      ---------   ---------   ---------   ---------   ---------    ---------
Balance, January 1, 2004 ..........   4,706,200   $ 130,050   $  20,600   $  69,981   $(246,317)   $ (25,686)
March 2004, sale of common
    stock at $.025 per share ......     240,000       6,000        --          --          --          6,000
May 2004, common stock issued
    to an affiliate to repay debt,
    $.025 per share ...............     400,000      10,000        --          --          --         10,000
May 2004, common stock issued
    to a related party in exchange
    for services, $.025 per share .     200,000       5,000        --          --          --          5,000
May 2004, common stock issued
    to a director in exchange for
    director fees, $.025 per share      200,000       5,000        --          --          --          5,000
Office space and administrative
    support contributed by an
    affiliate .....................        --          --          --         8,925        --          8,925
Net loss for the six months
    ended June 30, 2004 ...........        --          --          --          --       (22,869)     (22,869)
                                      ---------   ---------   ---------   ---------   ---------    ---------
             Balance, June 30, 2004   5,746,200   $ 156,050   $  20,600   $  78,906   $(269,186)   $ (13,630)
                                      =========   =========   =========   =========   =========    =========

                                  EASYWEB, INC.

PART I.  ITEM 2.  PLAN OF OPERATION
--------          -----------------

PLAN OF OPERATION

EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $9,547 in revenue and have a retained deficit of $259,186 through June 30, 2004. We have not performed any services or earned any revenue during 2004 or 2003.

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

We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future. On May 13, 2004, the Company issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share, to repay Summit for past disbursements. As of June 30, 2004, we still owed Summit $9,130 for expenses paid on our behalf.

As a result of our inability to generate significant revenue, together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. Through June 30, 2004, in addition to the expenses paid by Summit, we have been funded through the sale of our common stock for gross proceeds in the amount of $136,050 including proceeds of $6,000 through the sale of 240,000 shares of our common stock ($.025 per share) during March 2004.

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

PART I.  ITEM 3.  CONTROLS AND PROCEDURES
--------          -----------------------

EasyWeb, Inc. management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed his evaluation.


PART II.  OTHER INFORMATION

Item 1 -  Legal Information.

          No response required.

Item 2 -  Changes in Securities.

          On May 13, 2004, we issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share. The shares were valued based on contemporaneous sales to unrelated third party investors.

          On May 13, 2004, we issued 200,000 to the brother of the Company's principal executive officer in exchange for corporate governance services. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share.

          On May 13, 2004, we issued 200,000 to a director in exchange for director fees. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share.

Item 3 -  Defaults Upon Senior Securities.

          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 -  Other Information.

          No response required.

Item 6 - Exhibits and Reports on Form 8-K.

          (a)     Exhibits:

                  31. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

                  None.






                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       EASYWEB, INC.
                                       (Registrant)


DATE:    August 20, 2004               BY: /s/ David C. Olson
         ---------------                   ------------------
                                           David C. Olson
                                           President and CEO