Form 10QSB
period 2004-09-30
EASYWEB INC
filed 2004-11-15
CIK 1107421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2004             Commission File Number 0-32353
                   ------------------                                    -------



                                  EASYWEB, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


          COLORADO                                       84-1475642
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         6025 South Quebec Street, Suite 135, Englewood, Colorado 80111
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (720) 493-0303
                                 --------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X        No
                                                           -----          -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                         5,746,200
--------------------------                         ---------
          Class                 Number of shares outstanding at November 3, 2004

Transitional Small Business Disclosure Format:      Yes            No    X
                                                         -----         -----

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, September 30, 2004 (unaudited)..................3.
     Condensed statements of operations, three and nine months
        ended September 30, 2004 (unaudited) and 2003 (unaudited).............4.
     Condensed statements of cash flows, nine months ended
        September 30, 2004 (unaudited) and 2003 (unaudited)...................5.
     Notes to unaudited condensed financial statements........................6.

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......8.

     Item 3.  Controls and Procedures.........................................9.

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................9.
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....9.
     Item 3.  Defaults Upon Senior Securities.................................9.
     Item 4.  Submission of Matters to a Vote of Security Holders.............9.
     Item 5.  Other Information...............................................9.
     Item 6.  Exhibits........................................................9.

Signatures...................................................................10.

                                 EASYWEB, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                              September 30, 2004

                                     ASSETS
Current Assets:
    Cash .........................................................   $       9
                                                                     =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities .....................   $   5,250
    Due to officer (Note 2) ......................................         100
    Due to affiliate (Note 2) ....................................       9,584
                                                                     ---------
                  Total current liabilities ......................      14,934
                                                                     ---------

Shareholders' deficit (Note 4):
    Common stock - 5,746,200 shares issued and outstanding .......     156,050
    Stock options outstanding - 100,000 ..........................      20,600
    Additional paid-in capital ...................................      83,353
    Retained deficit .............................................    (274,928)
                                                                     ---------

                  Total shareholders' deficit.....................     (14,925)
                                                                     ---------
                                                                     $       9
                                                                     =========

           See accompanying notes to condensed financial statements.

                                  EASYWEB, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                 2004           2003           2004          2003
                                             -----------    -----------    -----------    -----------
Operating expenses:
    Contributed rent (Note 2) ............   $     1,500    $     1,500    $     4,500    $     4,500
    Contributed administrative
       support (Note 2) ..................         2,947          2,820          8,872          8,565
    Administrative support (Note 2) ......            53            180            128            435
    Stock-based compensation (Note 4) ....          --             --           10,000           --
    Professional fees ....................         1,048          3,770          4,175          7,240
    Web site consulting and maintenance ..          --             --               60             60
    Dues and subscriptions ...............          --             --             --            2,975
    Depreciation and amortization ........          --               59           --              486
    Other ................................           194            215            876            819
                                             -----------    -----------    -----------    -----------
                  Total operating expenses         5,742          8,544         28,611         25,080
                                             -----------    -----------    -----------    -----------

                  Loss before income taxes        (5,742)        (8,544)       (28,611)       (25,080)

Income tax provision (Note 3) ............          --             --             --             --
                                             -----------    -----------    -----------    -----------

                  Net loss ...............   $    (5,742)   $    (8,544)   $   (28,611)   $   (25,080)
                                             ===========    ===========    ===========    ===========

Basic and diluted loss per share .........   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                             ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ............     5,746,200      4,706,200      5,337,311      4,630,644
                                             ===========    ===========    ===========    ===========

           See accompanying notes to condensed financial statements.

                                  EASYWEB, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         2004            2003
                                                     -----------    -----------
                      Net cash used in
                         operating activities ....   $    (6,124)   $    (9,327)
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from officer advance (Note 2) .......           100           --
    Repayment of related party loans .............          --             (650)
    Proceeds from the sale of common stock .......         6,000         10,000
                                                     -----------    -----------
                      Net cash provided by
                         financing activities ....         6,100          9,350
                                                     -----------    -----------

                         Net change in cash ......           (24)            23

Cash, beginning of period ........................            33             15
                                                     -----------    -----------

Cash, end of period ..............................   $         9    $        38
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes ...................   $      --      $      --
                                                     ===========    ===========
    Cash paid for interest .......................   $      --      $      --
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

NOTE 2:  RELATED PARTY TRANSACTIONS

Rent
----
An affiliate contributed office space to the Company during the nine months ended September 30, 2004. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
----------------------
An affiliate contributed administrative services to the Company during the nine months ended September 30, 2004. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital. During the nine months ended September 30, 2004, the Company paid $128 for services, which reduced the amount of contributed services for the period from $9,000 to $8,872.

Indebtedness to related parties
-------------------------------
At December 31, 2003, the Company owed an affiliate $18,111 for professional fees and other administrative expenses paid on behalf of the Company. During the nine months ended September 30, 2004, the affiliate paid expenses totaling $1,473 on behalf of the Company. On May 13, 2004, the Company issued 400,000 restricted common shares to the affiliate valued at $10,000, or $.025 per share. The shares were valued based on contemporaneous sales to unrelated third party investors. As of September 30, 2004, the Company owed the affiliate $9,584, which is included in the accompanying condensed financial statements as "Due to affiliate".

During the three months ended September 30, 2004, an officer advanced the Company $100 for working capital. The advance does not carry an interest rate and is due on demand. The advance is included in the accompanying condensed financial statements as "Due to officer".

Common stock issuances
----------------------
During May 2004, the Company issued 200,000 to the brother of the Company's principal executive officer in exchange for corporate governance services. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share. The Company recorded stock-based compensation of $5,000 related to the transaction.

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

Following is a schedule of changes in shareholders' deficit for the nine months ended September 30, 2004:

                                                                                                  Deficit
                                                                                                 Accumulated
                                           Common stock          Outstanding     Additional        During
                                    ---------------------------     Stock          Paid-In       Development
                                       Shares        Amount        Options         Capital         Stage          Total
                                    -------------  ------------ --------------- -------------- --------------- ------------
Balance, January 1, 2004                4,706,200    $ 130,050        $ 20,600       $ 69,981      $ (246,317)   $ (25,686)
March 2004, sale of common
    stock at $.025 per share              240,000        6,000               -              -               -        6,000
May 2004, common stock issued
    to an affiliate to repay debt,
    $.025 per share                       400,000       10,000               -              -               -       10,000
May 2004, common stock issued
    to a related party in exchange
    for services, $.025 per share         200,000        5,000               -              -               -        5,000
May 2004, common stock issued
    to a director in exchange for
    director fees, $.025 per share        200,000        5,000               -              -               -        5,000
Office space and administrative
    support contributed by an
    affiliate                                   -            -               -         13,372               -       13,372
Net loss for the nine months
    ended September 30, 2004                    -            -               -              -         (28,611)     (28,611)
                                    --------------  ----------- --------------- -------------- --------------- ------------
        Balance, September 30, 2004     5,746,200    $ 156,050        $ 20,600       $ 83,353      $ (274,928)   $ (14,925)
                                    ==============  =========== =============== ============== =============== ============

                                  EASYWEB, INC.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------           ---------------------------------------------------------

PLAN OF OPERATIONPLAN OF OPERATION

EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $9,547 in revenue and have a retained deficit of $274,928 through September 30, 2004. We have not performed any services or earned any revenue during 2004 or 2003.

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

We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future. On May 13, 2004, the Company issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share, to repay Summit for past disbursements. As of September 30, 2004, we still owed Summit $9,584 for expenses paid on our behalf. In addition, and officer advanced us $100 for working capital during the three months ended September 30, 2004. This advance remained unpaid at September 30, 2004.

As a result of our inability to generate significant revenue, together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. Through September 30, 2004, in addition to the expenses paid by Summit, we have been funded through the sale of our common stock for gross proceeds in the amount of $136,050 including proceeds of $6,000 through the sale of 240,000 shares of our common stock ($.025 per share) during March 2004.

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


PART II.    OTHER INFORMATION

Item 1 -  Legal Proceedings.

          No response required.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds.

          No response required.

Item 3 -  Defaults Upon Senior Securities.

          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 -  Other Information.

          No response required.

Item 6 -  Exhibits.

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

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  EASYWEB, INC.
                                                  (Registrant)


DATE:    November 3, 2004                         BY: /S/ DAVID C. OLSON
         ----------------                             ------------------
                                                      David C. Olson
                                                      President and CEO

                                                                      Exhibit 31

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL FINANCIAL OFFICER

I, David C. Olson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of EasyWeb, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 3, 2004

/S/ DAVID C. OLSON
------------------
David C. Olson
Principal Executive Officer and Principal Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of EasyWeb, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Olson, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ DAVID C. OLSON
------------------
David C. Olson
Principal Executive Officer and Principal Financial Officer
November 3, 2004