Form 10KSB
period 2004-12-31
EASYWEB INC
filed 2005-03-31
CIK 1107421

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the fiscal year ended: December 31, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from: ______________ to _______________

                         Commission File Number: 0-32353

                                  EASYWEB, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                                    COLORADO
          ------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1475642
                       ----------------------------------
                      (I.R.S. Employer Identification No.)


6025 S. Quebec Street, Suite 135, Englewood, Colorado                      80111
-----------------------------------------------------                  ---------
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

As of December 31, 2004: (a) 5,746,200 common shares, no par value, of the registrant were outstanding; (b) approximately 1,445,867 common shares were held by non-affiliates; and (c) the aggregate market value of the common shares held by non-affiliates was $144,587 based on the bid price of the Company's common stock at December 31, 2004.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,176,200 common shares issued and outstanding as of February 25, 2005.

Transitional Small Business Disclosure Format:      Yes     No  X
                                                       ---     ---

EASYWEB, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

                                                                            Page
PART I                                                                      ----

         Item 1.  DESCRIPTION OF BUSINESS.................................... 4

         Item 2.  DESCRIPTION OF PROPERTY.................................... 7

         Item 3.  LEGAL PROCEEDINGS.......................................... 8

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 8

PART II

         Item 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................ 8

         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION ......................................... 9

         Item 7.  FINANCIAL STATEMENTS....................................... 10

         Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................ 11

         Item 8A. CONTROLS AND PROCEDURES.................................... 11

         Item 8B. OTHER INFORMATION.......................................... 11

PART III

         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT........................................................ 11

         Item 10. EXECUTIVE COMPENSATION..................................... 12

         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS................. 15

         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 17

         Item 13. EXHIBITS................................................... 19

         Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 20

SIGNATURES        ........................................................... 20

ADDITIONAL INFORMATION

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits.")

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

PART I

Item 1. DESCRIPTION OF BUSINESS

     (a) General Development of Business
         -------------------------------

     We were organized under the laws of the State of Colorado under the name of "NetEscapes, Inc.," on September 24, 1998. We changed our name to "EasyWeb, Inc." on February 2, 1999. Our executive offices are presently located at 6025 South Quebec Street, Suite 135, Englewood, Colorado 80111, and our telephone and facsimile numbers are (720) 493-0303 and (720) 529-6749, respectively. On February 28, 2005, EasyWeb's shareholders approved reincorporating the Company in the State of Delaware and increasing our authorized common stock from 30,000,000 to 280,000,000 shares. As of the date of this report, the re-incorporation had not been finalized.

     We are in business to design, market, sell and maintain customized and template, turnkey sites on the worldwide web, or the Internet, hosted by third parties. We refer to the template web sites as "turnkey" because the customer receives, for the purchase price paid, a fully-operational site on the Internet from which to advertise its business, products and/or services. Each of these template sites includes the basic features such as identifying information, business logo, photographs, graphics and/or text provided by the customer. The template is a simple, "fill-in-the-blank" form that can be completed by the customer with handwritten information about the business. There is no additional cost for technical assistance or infrastructure. Common web site options may be added to the template site on an as-needed basis.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     We have not been subject to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     (b) Narrative Description of the Business
         -------------------------------------

     General
     -------

     Our business plan has been prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. From our inception through December 31, 2004, we have sold less than ten web sites and realized only minimal revenue of $9,547 from the design, sale and maintenance of Internet sites. Our operations were very limited during the year ended December 31, 2004. We did not perform any services or earn any revenue during 2004.

     We are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. We have also received working capital advances from our president, Mr. David C. Olson. There is no assurance that Summit or Mr. Olson will continue to pay our expenses and provide working capital in the future.

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

     Employees and Consultants
     -------------------------

     As of the date hereof, we employ two individuals, including Mr. David C. Olson, our president, and Ms. Barbara Petrinsky, each on a part-time basis. No cash compensation has been awarded to, earned by or paid to either of the foregoing for services rendered in all capacities through December 31, 2004. We do not anticipate that any cash compensation will be awarded for the foreseeable future. Mr. Olson and Ms. Petrinsky devote approximately 25 percent of their time and effort to the business and affairs of EasyWeb.

     During the year ended December 31, 2004, we issued Mr. David Floor, a director, 200,000 shares of our common stock in exchange for director's fees. The shares were valued based on contemporaneous sales to unrelated third party investors at $5,000, or $.025 per share. No cash compensation has been awarded to, earned by or paid to any directors for services rendered in all capacities through December 31, 2004. We do not anticipate that any cash compensation will be awarded for the foreseeable future. Mr. Floor devotes only such time as is necessary for him to perform his responsibilities as a director of EasyWeb.

     Employment Agreements
     ---------------------

     On December 10, 2004, we entered into a management consulting services agreement with Mr. Floor. Under the terms of the agreement, the Company has agreed to pay Mr. Floor a one-time fee of $10,000 plus expenses, upon the closing of any transaction leaving EasyWeb with a positive business directive and available finances, non-detrimental to the survival of EasyWeb.

     On December 9, 2004, we entered into an employment agreement with Mr. Olson. Under the terms of the agreement, we have agreed to pay Mr. Olson a one-time fee of $100,000 if and when EasyWeb completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of EasyWeb, that leaves us in a position and direction better than we were prior to the transaction.

On December 10, 2004, the Company entered into a consulting services agreement whereby Summit will provide services including, but not limited to:

     a.   Mergers and acquisition;
     b.   Due diligence studies, reorganizations, divestitures;
     c.   Capital structures, banking methods and systems;
     d. Periodic reporting as to the developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to the Company or the Company's business;
     e. Guidance and assistance in available alternatives for accounts receivable financing and/or other asset financing; and
     f. Conclude business and transactions necessary to keep the Company current in all public filings, a-float and in business until an aforementioned business transaction is closed, to include lending funds to the Company when absolutely necessary as has been done over the prior three years at no charge, allowing the Company to survive.

Under the terms of the agreement, the Company has agreed to pay Summit a one-time fee of $120,000 on the date of closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company.

On October 1, 2004, the Company entered into a management consulting services agreement whereby the consultant, Matt Meister, will provide services including, but not limited to:

     a.   Mergers and acquisition;
     b.   Due diligence studies, reorganizations, divestitures;
     c.   Capital structures, banking methods and systems;
     d. Periodic reporting as to the developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to the Company or the Company's business;
     e. Guidance and assistance in available alternatives for accounts receivable financing and/or other asset financing; and
     f. Structural recommendations to assist the Company's capability to finance.

Under the terms of the agreement, the Company has agreed to pay the consultant a one-time fee of $120,000 on the date of closing of any of the above business transactions or any transaction giving the Company a valid financial direction.

     (c) Organization
         ------------

     We are comprised of one corporation with no subsidiaries or parent entities.

     (d) Operations
         ----------

     Our operations were very limited during the year ended December 31, 2004. We did not perform any services or earn any revenue during 2004.

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

     Summit has contributed the use of office space and administrative support (including reception, secretarial and bookkeeping services) to us for the years ended December 31, 2004 and 2003.

     The office space and administrative support contributed by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. During the years ended December 31, 2004 and 2003, we paid Summit $-0- and $-0- for office space, respectively, and we paid Summit $173 and $510 for administrative support, respectively. Accordingly, Summit contributed the remaining fair values for the use of the office space and administrative support. Contributed office space totaled $6,000 and $6,000, and contributed administrative support totaled $11,827 and $11,490 for the years ended December 31, 2004 and 2003, respectively.

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

     However, on February 28, 2005, the Company's shareholders approved the following proposals via proxy:

     a.   Reincorporate the Company in the State of Delaware;
     b. Authorize the Board of Directors to implement a reverse stock split at a ratio no greater than 40:1;
     c. Increase the Company's authorized capital by 250,000,000 shares (from 30,000,000 to 280,000,000); and,
     d. Amend the articles of incorporation according to the approved proposals.

     As of the date of this report, the Company's re-incorporation in the State of Delaware had not yet been finalized and no reverse stock split had yet been implemented.


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Principal Market or Markets
         ---------------------------

     Our common stock is currently listed on the Over-The-Counter Bulletin Board ("OTC-BB") under the symbol ESYW.OB. Our stock had a bid price of $.10 at December 31, 2004; however, no trades have yet been conducted on the OTC-BB.

     (b) Approximate Number of Holders of Common Stock
         ---------------------------------------------

     The number of holders of record of our Common Stock at December 31, 2004, was approximately 65.

     (c) Common Stock Sales
         ------------------

     During January 2005, we sold 430,000 shares of our common stock to an unrelated third party for $13,200, or $.03 per share.

     During March 2004, we sold 240,000 shares of our common stock to an unrelated third party for $6,000, or $.025 per share.

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

     General
     -------

     EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have generated only $9,547 in revenue and have a retained deficit of $(285,483) through December 31, 2004. We did not perform any services or earn any revenue during 2004.

     Plan of Operation
     -----------------

     Our future success will depend upon (1) our ability to locate and consummate a merger or acquisition with an operating company, (2) to finance any potential Internet opportunities and, ultimately, (3) to attain profitability. There is no assurance that we will be successful in consummating a merger or acquisition with an operating company, financing Internet investments, or attaining profitability. As of the date of this filing, we have had no discussions and no agreements have been reached with any third parties regarding such a business combination.

     We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. In addition, we have received working capital advances from Mr. Olson. There is no assurance that Summit or Mr. Olson will continue to pay our expenses and fund our operations in the future. As of December 31, 2004, we owed Summit and Mr. Olson $12,298 and $1,300, respectively.

     As a result of our inability to generate significant revenue to date together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be costly because of high rates of interest and fees. Through December 31, 2004, in addition to the expenses paid by Summit and advances from Mr. Olson, we have been funded through the sale of our common stock for gross proceeds in the amount of $136,050 including proceeds of $6,000 through the sale of 240,000 shares of our common stock ($.025 per share) during March 2004. In addition, during January 2005, we sold 430,000 shares to unrelated investors for $13,200 and we sold, for $1,800, an option to purchase 1% of our outstanding common shares pursuant to an option agreement. Under terms of the option agreement, the holder may purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. The option expires on June 7, 2005.

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

Item 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and accompanying footnotes appear at Pages F-3 through F-12 hereof. These financial statements and related financial information required to be filed hereunder commence on Page F-1 of this Form and are incorporated herein by this reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or financial statement disclosure.

Item 8A. CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. OTHER INFORMATION

     No required disclosures.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Directors and Executive Officers
         --------------------------------

     The names and ages of our directors and executive officers are as follows:

        Name                     Age                  Position
        ----                     ---                  --------
     David C. Olson *             44         President, Treasurer and Director

     David Floor                  50         Director

     * May be deemed a "promoter" and "parent" of our Company, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     Directors hold office until our next annual shareholder meeting and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Olson devotes up to 25 percent of his time and effort to our business affairs and Mr. Floor devotes only such time as is necessary for him to perform his responsibilities as a director of our Company.

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

     David Floor has served as a director of EasyWeb since May 2004. From 2002 to present, Mr. Floor has been an independent consultant to private corporations as well as public companies. From 1970 to 2002, Mr. Floor was a stockbroker and securities trader in Salt Lake City, Utah. During those years his securities licenses included NASD Series 7, NASD Series 55, and a Series 63 from the State of Utah.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2004.

CODE OF ETHICS

     The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company's policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have two employees, both of whom are only employed on a part-time basis. Both employees are held to the highest degree of ethical standards. Once we locate a suitable merger candidate, we will adopt a written code of ethics for all of our directors, executive officers and employees.


Item 10. EXECUTIVE COMPENSATION

     No cash compensation has been awarded to, earned by or paid to Messrs. David C. Olson and David Floor, President/Treasurer/director and a director of EasyWeb, respectively, for all services rendered in all capacities to EasyWeb since our inception on September 24, 1998. It is anticipated that, for the foreseeable future, none of our officers or directors will receive cash compensation for services to EasyWeb in their capacities of executive officer and/or director.

     On December 9, 2004, we entered into an employment agreement with Mr. Olson. Under the terms of the agreement, we have agreed to pay Mr. Olson a one-time fee of $100,000 if and when EasyWeb completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of EasyWeb, that leaves us in a position and direction better than we were prior to the transaction.

     See Part I, Item 2. "Description of Property," for a description of the administrative support transactions between EasyWeb and Summit Financial Relations, Inc., an affiliated company of which Mr. Olson is the President, a director and the sole shareholder. We paid Summit $173 and $510 during the years ended December 31, 2004 and 2003, respectively, for use of administrative support services at Summit's offices.

     On May 13, 2004, the Company issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share, as a repayment for expenses paid on behalf of EasyWeb. The shares were valued based on contemporaneous sales to unrelated third party investors. As the sole shareholder of Summit, Mr. Olson benefited indirectly from the above payments to Summit.

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

     The Plan will terminate on February 24, 2009. The Plan may be amended by the Board of Directors without shareholder approval, except that no amendment that increases the maximum aggregate number of shares that may be issued under the Plan or changes the class of employees who are eligible to participate in the Plan, can be made without the approval of our shareholders. As of December 31, 2004, 100,000 options were outstanding and exercisable. These options were granted on December 20, 2001 to Terry Romero, a consultant. Options granted under the Plan, and shares of common stock issued upon the exercise of any those options, will not be registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933. These securities will be offered pursuant to the exemption from registration provided by Regulation D promulgated under Sections 3(b) and 4(2) of, or other available exemption under, the Securities Act of 1933. Accordingly, resales of the securities will be subject to the registration requirements of Section 5 of, and Rule 144 of the General Rules and Regulations promulgated under, the Securities Act of 1933.

     The Plan provides that the number of shares of common stock underlying each option and the exercise price of the option shall be proportionately adjusted in the event of a stock split, reverse stock split, stock dividend or similar capital adjustment that is effected without receipt of additional consideration by EasyWeb.

     Compensation of Directors
     -------------------------

     Directors of EasyWeb receive no compensation pursuant to any standard arrangement for their services as directors. However, directors who are not officers may be paid an annual fee or a fee per meeting of the Board of Directors in an amount to be determined in the future by the Board of Directors. During the year ended December 31, 2004, we issued Mr. David Floor 200,000 shares of our common stock in exchange for director's fees. The shares were valued based on contemporaneous sales to unrelated third party investors at $5,000, or $.025 per share.

     Employment Agreements
     ---------------------

     On December 10, 2004, we entered into a management consulting services agreement with Mr. Floor. Under the terms of the agreement, the Company has agreed to pay Mr. Floor a one-time fee of $10,000 plus expenses, upon the closing of any transaction leaving EasyWeb with a positive business directive and available finances, non-detrimental to the survival of EasyWeb.

     On December 9, 2004, we entered into an employment agreement with Mr. Olson. Under the terms of the agreement, we have agreed to pay Mr. Olson a one-time fee of $100,000 if and when EasyWeb completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of EasyWeb, that leaves us in a position and direction better than we were prior to the transaction.

On December 10, 2004, the Company entered into a consulting services agreement whereby Summit will provide services including, but not limited to:

     a.   Mergers and acquisition;
     b.   Due diligence studies, reorganizations, divestitures;
     c.   Capital structures, banking methods and systems;
     d. Periodic reporting as to the developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to the Company or the Company's business;
     e. Guidance and assistance in available alternatives for accounts receivable financing and/or other asset financing; and

     f. Conclude business and transactions necessary to keep the Company current in all public filings, a-float and in business until an aforementioned business transaction is closed, to include lending funds to the Company when absolutely necessary as has been done over the prior three years at no charge, allowing the Company to survive.

Under the terms of the agreement, the Company has agreed to pay Summit a one-time fee of $120,000 on the date of closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company.

     Long-Term Incentive Plans
     -------------------------

     None.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Beneficial Owners
     -----------------

     The following table sets forth information regarding beneficial ownership as of February 25, 2005, of our common stock by any person who is known by us to be the beneficial owner of more than five (5%) percent of our voting securities, by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Under the General Rules and Regulations of the Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. As of February 25, 2005, there were 6,176,200 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

                                                   Shares
                                                Beneficially      Percentage
        Beneficial Owner                         Owned (1)       of Class (1)
        ----------------                          ---------      ------------

  David C. Olson (2) (3)                          2,160,333         34.98%
  6025 South Quebec Street, Suite 135
  Englewood, Colorado 80111

  David Floor (3)                                   200,000          3.24%
  5820 South Tolcate Woods Lane
  Salt Lake City, Utah 84121

  Thomas M. Vickers                                 410,000          6.64%
  6025 South Quebec Street, Suite 135
  Englewood, Colorado 80111

  Brent Henshaw                                     548,333          8.88%
  6610 E. Colorado Drive
  Denver, CO 80224

  Robert J. Zappa                                   964,000         15.61%
  15129 E. Cholla Crest Trail
  Fountain Hills, AZ 85268

  All executive officers and directors            2,360,333         38.22%
  as a group

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 6,176,200 shares of our common stock issued and outstanding as of February 25, 2005.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.

     The following table provides information related to equity compensation plans as of December 31, 2004:

                       Number of Securities                          Number of Securities
                        to be Issued Upon       Weighted-Average     Remaining Available
                           Exercise of         Exercise Price of     for Future Issuance
                       Outstanding Options,   Outstanding Options,       Under Equity
   Plan Category       Warrants and Rights    Warrants and Rights     Compensation Plans
   -------------       -------------------    -------------------     ------------------
Equity compensation
  plans approved by
  security holders....       100,000                 $ 0.25                 75,000

Equity compensation
  plans not approved
  by security holders.         -0-                     N/A                     -0-

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

     Common Stock Transactions
     -------------------------

     On May 13, 2004, the Company issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share. The shares were valued based on contemporaneous sales to unrelated third party investors. David Olson, our President is also Summit's President, director and sole shareholder. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Act for transactions by an issuer not involving a public offering.

     During May 2004, the Company issued 200,000 to Thomas Olson, the brother of David Olson, in exchange for corporate governance services. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share. The Company recorded stock-based compensation of $5,000 related to the transaction. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Act for transactions by an issuer not involving a public offering.

     During May 2004, the Company issued 200,000 to David Floor in exchange for director fees. The shares were valued based on contemporaneous sales to unrelated third party investors, or $.025 per share. The Company recorded stock-based compensation of $5,000 related to the transaction. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Act for transactions by an issuer not involving a public offering.

     During January 2002, we sold 33,333 and 16,667 shares of our common stock to Mr. Olson and Ms. Petrinsky, respectively, at $.03 per share (gross proceeds totaling $1,500). At the time of issuance, both Mr. Olson and Ms. Petrinsky were officers of EasyWeb. In addition to the 50,000 shares sold to Mr. Olson and Ms. Petrinsky, we sold 500,000 shares of our common stock to unrelated third parties for gross proceeds totaling $15,000, or $.03 per share. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Act for transactions by an issuer not involving a public offering.

     Office Space and Administrative Support
     ---------------------------------------

     Summit has contributed the use of office space and administrative support (including reception, secretarial and bookkeeping services) to us for the years ended December 31, 2004 and 2003. Our President is also the President, director and sole shareholder of Summit.

     The office space and administrative support contributed by Summit has a fair market value of approximately $500 and $1,000 per month, respectively. We have recognized expenses for rent and administrative support based on fair market value. Any period in which the amount paid to Summit for office space and administrative support was below the fair market value, the remaining balance was considered contributed by Summit and recorded as a credit to additional paid-in capital in our financial statements. During the years ended December 31, 2004 and 2003, we paid Summit $-0- and $-0- for office space, respectively, and we paid Summit $173 and $510 for administrative support, respectively. Accordingly, Summit contributed the remaining fair values for the use of the office space and administrative support. Contributed office space totaled $6,000 and $6,000, and contributed administrative support totaled $11,827 and $11,490 for the years ended December 31, 2004 and 2003, respectively.

     Liabilities
     -----------

     In August and December 2004, Mr. Olson loaned us a total of $1,300 for working capital. The loans carry no interest rate and are due on demand.

     At December 31, 2003, the Company owed Summit $18,111 for professional fees and other administrative expenses paid on behalf of EasyWeb. During the year ended December 31, 2004, Summit paid expenses totaling $4,187 on EasyWeb's behalf. On May 13, 2004, we issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share. The shares were valued based on contemporaneous sales to unrelated third party investors. As of December 31, 2004, we owed Summit $12,298.

     Employment Agreements
     ---------------------

     On December 10, 2004, we entered into a management consulting services agreement with Mr. Floor. Under the terms of the agreement, the Company has agreed to pay Mr. Floor a one-time fee of $10,000 plus expenses, upon the closing of any transaction leaving EasyWeb with a positive business directive and available finances, non-detrimental to the survival of EasyWeb.

     On December 9, 2004, we entered into an employment agreement with Mr. Olson. Under the terms of the agreement, we have agreed to pay Mr. Olson a one-time fee of $100,000 if and when EasyWeb completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of EasyWeb, that leaves us in a position and direction better than we were prior to the transaction.

On December 10, 2004, the Company entered into a consulting services agreement whereby Summit will provide services including, but not limited to:

     a.   Mergers and acquisition;
     b.   Due diligence studies, reorganizations, divestitures;
     c.   Capital structures, banking methods and systems;

     d. Periodic reporting as to the developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to the Company or the Company's business;
     e. Guidance and assistance in available alternatives for accounts receivable financing and/or other asset financing; and
     f. Conclude business and transactions necessary to keep the Company current in all public filings, a-float and in business until an aforementioned business transaction is closed, to include lending funds to the Company when absolutely necessary as has been done over the prior three years at no charge, allowing the Company to survive.

Under the terms of the agreement, the Company has agreed to pay Summit a one-time fee of $120,000 on the date of closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company.


Item 13.  EXHIBITS

     (a)  Exhibits:


Exhibit Number     Description
--------------     -----------

3.1 Articles of Incorporation of Net Escapes, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10SB12G filed on February 13, 2001.)

3.2 Articles of Amendment to the Articles of Incorporation of Net Escapes, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10SB12G filed on February 13, 2001.)

10.1*              Employment Agreement with David Olson

10.2*              Management Consulting Services Agreement with David Floor

10.3*              Management Consulting Services Agreement with Matt Meister

10.4*              Management Consulting Services Agreement with Summit
                   Financial Relations

10.5*              Incentive Stock Option Plan

22.1               Schedule 14A (Incorporated by reference to the Company's
                   Schedule 14A filed on January 28, 2005.)

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed herewith.

     (b) Reports on Form 8-K:

          None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.       Audit and audit-Related Fees

During the year ended December 31, 2004, the Company's principal accountant billed $6,385 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended December 31, 2003, the Company's principal accountant billed $6,350 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.       Tax Fees

During the year ended December 31, 2004, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

During the year ended December 31, 2003, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of filings.

3.       All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2004 and 2003.

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


By:      /s/ David C. Olson                          Date: March 22, 2005
         ------------------                                --------------
         David C. Olson
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.


By:      /s/ David C. Olson                          Date: March 22, 2005
         ------------------                                --------------
         David C. Olson
         President

                                 EASYWEB, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                                                     Page
                                                                  ----------

Report of Independent Registered Public Accounting Firm              F-2

Balance Sheet at December 31, 2004                                   F-3

Statements of Operations for the years ended
     December 31, 2004 and 2003                                      F-4

Statement of Changes in Shareholders' Deficit for the
     years ended December 31, 2004 and 2003                          F-5

Statements of Cash Flows for the years ended
     December 31, 2004 and 2003                                      F-6

Notes to Financial Statements                                        F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
EasyWeb, Inc.


We have audited the accompanying balance sheet of EasyWeb, Inc. as of December 31, 2004, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EasyWeb, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net capital deficit at December 31, 2004 and has suffered significant operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, LLP
Denver, Colorado
February 19, 2005

                                  EASYWEB, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS
Current Assets:
    Cash ....................................................   $        21
                                                                ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable ........................................   $        63
    Accrued liabilities .....................................         7,385
    Due to officer (Note 2) .................................         1,300
    Due to affiliate (Note 2) ...............................        12,298
                                                                -----------
                  Total current liabilities .................        21,046
                                                                -----------

Shareholders' deficit (Notes 4 and 6):
    Common stock, no par value; 30,000,000 shares authorized,
       5,746,200 shares issued and outstanding ..............       156,050
    Stock options outstanding ...............................        20,600
    Additional paid-in capital ..............................        87,808
    Retained deficit ........................................      (285,483)
                                                                -----------

                  Total shareholders' deficit ...............       (21,025)
                                                                -----------

                                                                $        21
                                                                ===========

                 See accompanying notes to financial statements

                                 EASYWEB, INC.
                            STATEMENTS OF OPERATIONS

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                               --------------------------
                                                   2004           2003
                                               -----------    -----------
Operating expenses:
    Stock-based compensation (Note 2):
       Director fees .......................   $     5,000    $      --
       Related party .......................         5,000           --
    Contributed rent (Note 2) ..............         6,000          6,000
    Administrative support .................           173            510
    Contributed administrative
       support (Note 2) ....................        11,827         11,490
    Professional fees ......................         8,535         12,812
    Web site consulting and maintenance ....           150            120
    Dues and subscriptions .................         1,200          2,975
    Depreciation and amortization ..........          --              486
    Other ..................................         1,281          1,449
                                               -----------    -----------
                    Total operating expenses        39,166         35,842
                                               -----------    -----------

                    Loss before income taxes       (39,166)       (35,842)

Income tax provision (Note 3) ..............          --             --
                                               -----------    -----------

                    Net loss ...............   $   (39,166)   $   (35,842)
                                               ===========    ===========

Basic and diluted loss per share ...........   $     (0.01)   $     (0.01)
                                               ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..............     5,439,533      4,672,867
                                               ===========    ===========

                 See accompanying notes to financial statements

                                 EASYWEB, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                        Common Stock      Outstanding  Additional
                                                   ---------------------     Stock      Paid-In    Retained
                                                    Shares      Amount      Options     Capital     Deficit       Total
                                                   ---------   ---------   ---------   ---------   ---------    ---------

Balance at January 1, 2003 .....................   4,506,200   $ 120,050   $  20,600   $  52,491   $(210,475)   $ (17,334)

March 2003, sale of common stock
    ($.05/share) (Note 4) ......................     200,000      10,000        --          --          --         10,000
Office space and administrative support
    contributed by an affiliate (Note 2) .......        --          --          --        17,490        --         17,490
Net loss, year ended December 31, 2003 .........        --          --          --          --       (35,842)     (35,842)
                                                   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2003 ...................   4,706,200     130,050      20,600      69,981    (246,317)     (25,686)

March 2004, sale of common stock
    ($.025/share) (Note 4) .....................     240,000       6,000        --          --          --          6,000
May 2004, common stock issued to an
    affiliate to repay obligations ($.025/share)
    (Note 2) ...................................     400,000      10,000        --          --          --         10,000
May 2004, common stock issued to a
    related party in exchange for services
    ($.025/share) (Note 2) .....................     200,000       5,000        --          --          --          5,000
May 2004, common stock issued to a
    director in exchange for director fees
    ($.025/share) (Note 2) .....................     200,000       5,000        --          --          --          5,000
Office space and administrative support
    contributed by an affiliate (Note 2) .......        --          --          --        17,827        --         17,827
Net loss, year ended December 31, 2004 .........        --          --          --          --       (39,166)     (39,166)
                                                   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2004 ...................   5,746,200   $ 156,050   $  20,600   $  87,808   $(285,483)   $ (21,025)
                                                   =========   =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                                 EASYWEB, INC.
                            STATEMENT OF CASH FLOWS

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                         --------------------------
                                                             2004           2003
                                                         -----------    -----------
Cash flows from operating activities:
    Net loss .........................................   $   (39,166)   $   (35,842)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization ..............          --              486
          Stock-based compensation ...................        10,000           --
          Office space and administrative support
             contributed by an affiliate (Note 2) ....        17,827         17,490
          Changes in operating assets and liabilities:
             Accounts payable, accrued expenses
                and due to affiliate .................         4,027          8,534
                                                         -----------    -----------
                      Net cash used in
                         operating activities ........        (7,312)        (9,332)
                                                         -----------    -----------

Cash flows from financing activities:
    Proceeds on loans from related parties ...........         1,300           --
    Repayment of related party loans .................          --             (650)
    Proceeds from the sale of common stock ...........         6,000         10,000
                                                         -----------    -----------
                      Net cash provided by
                         financing activities ........         7,300          9,350
                                                         -----------    -----------

                         Net change in cash ..........           (12)            18

Cash, beginning of period ............................            33             15
                                                         -----------    -----------

Cash, end of period ..................................   $        21    $        33
                                                         ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes ..................................   $      --      $      --
                                                         ===========    ===========
       Interest ......................................   $      --      $      --
                                                         ===========    ===========

    Non-cash investing and financing transactions:
       Common stock issued to an affiliate to
          repay obligations (Note 2) .................   $    10,000    $      --
                                                         ===========    ===========

                 See accompanying notes to financial sttements

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES WITH BASIS OF PRESENTATION

ORGANIZATION

EasyWeb, Inc. (referenced as "we", "us", "our" in the accompanying footnotes) was incorporated in Colorado on September 24, 1998 under the name NetEscapes, Inc. Our name was changed to EasyWeb, Inc. on February 2, 1999. We design, market, sell and maintain web sites on the Internet, which are built and hosted by third party consultants. Our operations were very limited during the year ended December 31, 2003. We did not perform any services or earn any revenue during 2004 due to the lack of working capital.

As of December 31, 2004, we have a net capital deficit and have suffered significant operating losses since inception, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses, and dependence upon our officers and strategic alliances. We are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. Our president has also advanced us working capital to maintain our limited operations. There is no assurance that Summit or our president will continue to pay our expenses in the future.

Our future success will be dependent upon our ability (1) to locate and consummate a merger or acquisition with an operating company, (2) to finance Internet opportunities and, ultimately, (3) to attain profitability. There is no assurance that we will be successful in consummating a merger or acquisition with an operating company, financing Internet investments, or attaining profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CASH EQUIVALENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

For the purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2004.

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

INTANGIBLE ASSETS AND AMORTIZATION

Our intangible assets consist of computer software and web site development costs. We capitalize internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. We commenced amortization of our web site development costs on April 11, 2000. The web site development costs were fully amortized as of December 31, 2003. Amortization expense totaled $-0- and $486, respectively, for the years ended December 31, 2004 and 2003.

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

LOSS PER COMMON SHARE

We account for loss per share under the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, net loss per share-basic excludes dilution and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Common stock options outstanding at December 31, 2004 were not included in the diluted loss per share as all 100,000 options were anti-dilutive. Therefore, basic and diluted losses per share at December 31, 2004 were equal.

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

STOCK-BASED COMPENSATION

We account for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. We did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of December 31, 2004.

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

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the application of SFAS No. 153 to have a material affect on our financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. We do not expect the application of SFAS No. 123 (revised) to have a material affect on our financial statements.

(2)      RELATED PARTY TRANSACTIONS

LIABILITIES

In August and December 2004, an officer loaned us a total of $1,300 for working capital. The loans carry no interest rate and are due on demand. The $1,300 is included in the accompanying financial statements as "Due to officer".

At December 31, 2003, the Company owed Summit $18,111 for professional fees and other administrative expenses paid on behalf of the Company. During the year ended December 31, 2004, Summit paid expenses totaling $4,187 on behalf of the Company. On May 13, 2004, the Company issued 400,000 restricted common shares to Summit valued at $10,000, or $.025 per share. The shares were valued based on contemporaneous sales to unrelated third party investors. As of December 31, 2004, the Company owed the affiliate $12,298, which is included in the accompanying financial statements as "Due to affiliate".

COMMON STOCK

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

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS

RENT AND ADMINISTRATIVE SUPPORT

Rent
----
Summit contributed office space to us during the years ended December 31, 2004 and 2003. Our management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying financial statements as "Contributed rent" with an offsetting credit to "Additional paid-in capital".

Administrative support
----------------------
Summit contributed administrative services to the Company during the years ended December 31, 2004 and 2003. Our management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as "Contributed administrative support" with an offsetting credit to "Additional paid-in capital". We paid Summit $173 and $510, respectively, for services during the years ended December 31, 2004 and 2003; therefore, contributed administrative support totaled $11,827 and $11,490 for the years ended December 31, 2004 and 2003, respectively.

SERVICE AGREEMENTS

The Company entered into three service agreements with an officer, director and an affiliate (see Note 5).

(3)      INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                            Years Ended
                                                            December 31,
                                                       ----------------------
                                                         2004          2003
                                                       --------      --------
     U.S. statutory federal rate.....................    15.00%        15.00%
     State income tax rate, net of federal benefit...     3.94%         3.94%
     Permanent differences...........................    -8.62%        -9.24%
     Net operating loss for which no tax
        benefit is currently available...............   -10.32%        -9.70%
                                                       --------      --------
                                                          0.00%         0.00%
                                                       ========      ========

At December 31, 2004, deferred taxes consisted of a net tax asset of $41,983 due to operating loss carryforwards of $209,315, which was fully allowed for, in the valuation allowance of $41,983. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2004 and 2003 were $4,041 and $3,475, respectively. Net operating loss carryforwards will expire through 2024.

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

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS


(4)      SHAREHOLDERS' DEFICIT

SALE OF COMMON STOCK

During March 2004, we sold 240,000 shares of our common stock to an unrelated investor for $6,000, or $.025 per share.

During March 2003, we sold 200,000 shares of our common stock to an unrelated investor for $10,000, or $.05 per share.

STOCK OPTION PLAN

We have adopted an incentive stock option plan for the benefit of key personnel and others providing significant services. An aggregate of 175,000 shares of common stock has been reserved under the plan. Options granted pursuant to the plan will be exercisable at a price no less than 100 percent of fair market value of a common share on the date of grant.

Following is a schedule of changes in our outstanding stock options for years ended December 31, 2004 and 2003:

                                                                      Weighted       Weighted Avg
                                                     Options            Avg           Remaining
               Description          Options        Exercisable     Exercise Price        Life
-------------------------------------------------------------------------------------------------
Outstanding at January 1, 2003...        100,000       100,000         $0.25           9 years
Granted..........................              -             -                -                -
Exercised........................              -             -                -                -
Expired/Cancelled................              -             -                -                -
                                    ------------------------------------------------------------
Outstanding at December 31, 2003.        100,000       100,000         $0.25           8 years
Granted..........................              -             -                -                -
Exercised........................              -             -                -                -
Expired/Cancelled................              -             -                -                -
                                    -------------------------------------------------------------
Outstanding at December 31, 2004.        100,000       100,000         $0.25           7 years
                                    =============

(5)      COMMITMENTS

On October 1, 2004, the Company entered into a management consulting services agreement whereby the consultant will provide services including, but not limited to:

     a.   Mergers and acquisition;
     b.   Due diligence studies, reorganizations, divestitures;
     c.   Capital structures, banking methods and systems;
     d. Periodic reporting as to the developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to the Company or the Company's business;
     e. Guidance and assistance in available alternatives for accounts receivable financing and/or other asset financing; and
     f. Structural recommendations to assist the Company's capability to finance.

Under the terms of the agreement, the Company has agreed to pay the consultant a one-time fee of $120,000 on the date of closing of any of the above business transactions or any transaction giving the Company a valid financial direction.

                                  EASYWEB, INC.
                          NOTES TO FINANCIAL STATEMENTS

On December 9, 2004, the Company entered into an employment agreement with its president/CEO. Under the terms of the agreement, the Company has agreed to pay its president/CEO a one-time fee of $100,000 if and when the Company completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of the Company, that leaves the Company in a position and direction better than it was prior to the transaction.

On December 10, 2004, the Company entered into a management consulting services agreement with a director. Under the terms of the agreement, the Company has agreed to pay the director a one-time fee of $10,000 plus expenses, upon the closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company.

On December 10, 2004, the Company entered into a consulting services agreement whereby Summit will provide services including, but not limited to:

     a.   Mergers and acquisition;
     b.   Due diligence studies, reorganizations, divestitures;
     c.   Capital structures, banking methods and systems;
     d. Periodic reporting as to the developments concerning the general financial markets and public securities markets and industry which may be relevant or of interest or concern to the Company or the Company's business;
     e. Guidance and assistance in available alternatives for accounts receivable financing and/or other asset financing; and
     f. Conclude business and transactions necessary to keep the Company current in all public filings, a-float and in business until an aforementioned business transaction is closed, to include lending funds to the Company when absolutely necessary as has been done over the prior three years at no charge, allowing the Company to survive.

Under the terms of the agreement, the Company has agreed to pay Summit a one-time fee of $120,000 on the date of closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company.

(6)      SUBSEQUENT EVENTS

On February 28, 2005, the Company's shareholders approved the following proposals:

     a.   Reincorporate the Company in the State of Delaware;
     b. Authorize the Board of Directors to implement a reverse stock split at a ratio no greater than 40:1;
     c. Increase the Company's authorized capital by 250,000,000 shares (from 30,000,000 to 280,000,000);

As of the date of this report, the Company's re-incorporation in the State of Delaware had not yet been finalized and no reverse stock split had yet been implemented.

During January 2005, the Company sold 430,000 shares of its common stock to unrelated investors for $13,200, or $.03 per share.

On January 18, 2005, the Company sold a common stock option to an unrelated third party for $1,800. Under terms of the option agreement, the holder may purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. The option expires on June 7, 2005.