Form 10QSB
period 2005-03-31
EASYWEB INC
filed 2005-05-13
CIK 1107421

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2005                 Commission File Number 0-32353
                   --------------                                        -------



                                  EASYWEB, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                    84-1475642
            --------                                    ----------
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
                                                         Yes  X       No
                                                             ---         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                          6,176,200
--------------------------                          ---------
          Class                   Number of shares outstanding at April 30, 2005

Transitional Small Business Disclosure Format:      Yes          No  X
                                                        ---         ---

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                           ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2005 (unaudited) ................    3
     Condensed statements of operations, three months
        ended March 31, 2005 (unaudited) and 2004 (unaudited) ...........    4
     Condensed statement of changes in shareholders' deficit,
        three months ended March 31, 2005 (unaudited) ...................    5
     Condensed statements of cash flows, three months ended
        March 31, 2005 (unaudited) and 2004 (unaudited) .................    6
     Notes to unaudited condensed financial statements ..................    7

     Item 2.  Management's Discussion and Analysis or Plan of Operation .   10

     Item 3.  Controls and Procedures ...................................   11

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings .........................................   12
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   12
     Item 3.  Defaults Upon Senior Securities ...........................   12
     Item 4.  Submission of Matters to a Vote of Security Holders .......   12
     Item 5.  Other Information .........................................   12
     Item 6.  Exhibits ..................................................   12

Signatures ..............................................................   13

                                  EASYWEB, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2005

                                     ASSETS

Current Assets:
    Cash .......................................................   $      93
                                                                   =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable and accrued liabilities ...................   $  10,461
    Due to officer (Note 2) ....................................       1,300
    Due to affiliate (Note 2) ..................................       5,842
                                                                   ---------
                  Total current liabilities.....................      17,603
                                                                   ---------
Shareholders' deficit (Note 4):
    Common stock - 6,176,200 shares issued and outstanding......     169,250
    Additional paid-in capital .................................     114,048
    Retained deficit ...........................................    (300,808)
                                                                   ---------
                  Total shareholders' deficit ..................     (17,510)
                                                                   ---------
                                                                   $      93
                                                                   =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------
Operating expenses:
    Contributed rent (Note 2) ..............   $     1,500    $     1,500
    Contributed administrative
       support (Note 2) ....................         2,340          3,000
    Administrative support (Note 2) ........           660           --
    Professional fees ......................         8,608          1,828
    Web site consulting and maintenance ....            30             60
    Dues and subscriptions .................         1,250           --
    Other ..................................           937            253
                                               -----------    -----------
                    Total operating expenses        15,325          6,641
                                               -----------    -----------
                    Loss before income taxes       (15,325)        (6,641)

Income tax provision (Note 3) ..............          --             --
                                               -----------    -----------
                    Net loss ...............   $   (15,325)   $    (6,641)
                                               ===========    ===========
Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)
                                               ===========    ===========
Basic and diluted weighted average
    common shares outstanding ..............     6,176,200      4,786,200
                                               ===========    ===========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                  COMMON STOCK        ADDITIONAL
                                              ---------------------    PAID-IN    RETAINED
                                               SHARES      AMOUNT      CAPITAL     DEFICIT       TOTAL
                                              ---------   ---------   ---------   ---------    ---------
Balance at January 1, 2005 ................   5,746,200   $ 156,050   $ 108,408   $(285,483)   $ (21,025)

January 2005, sale of common stock
    ($.03/share) (Note 4) .................     430,000      13,200        --          --         13,200
January 2005, common stock option
    granted for cash (Note 4) .............        --          --         1,800        --          1,800
Office space and administrative support
    contributed by an affiliate (Note 2) ..        --          --         3,840        --          3,840
Net loss, three months ended March 31, 2005        --          --          --       (15,325)     (15,325)
                                              ---------   ---------   ---------   ---------    ---------
Balance at March 31, 2005 .................   6,176,200   $ 169,250   $ 114,048   $(300,808)   $ (17,510)
                                              =========   =========   =========   =========    =========

            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2005        2004
                                                       --------    --------
                      Net cash used in
                         operating activities ......   $(14,928)   $ (1,408)
                                                       --------    --------

Cash flows from financing activities:
    Proceeds from granting of stock option (Note 4)       1,800        --
    Proceeds from the sale of common stock (Note 4)      13,200       6,000
                                                       --------    --------
                      Net cash provided by
                         financing activities ......     15,000       6,000
                                                       --------    --------

                         Net change in cash ........         72       4,592

Cash, beginning of period ..........................         21          33
                                                       --------    --------

Cash, end of period ................................   $     93    $  4,625
                                                       ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes .....................   $   --      $   --
                                                       ========    ========
    Cash paid for interest .........................   $   --      $   --
                                                       ========    ========


            See accompanying notes to condensed financial statements

                                  EASYWEB, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2004, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

NOTE 2:  RELATED PARTY TRANSACTIONS

Rent
----
Summit Financial Relations, Inc. ("Summit"), an affiliate under common control, contributed office space to the Company during the three months ended March 31, 2005. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
----------------------
Summit contributed administrative services to the Company during the three months ended March 31, 2005. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital. During the three months ended March 31, 2005, the Company paid $660 for services, which reduced the amount of contributed services for the period from $3,000 to $2,340.

Indebtedness to related parties
-------------------------------
At December 31, 2004, the Company owed Summit $12,268 for professional fees and other administrative expenses paid on behalf of the Company. During the three months ended March 31, 2005, Summit paid additional expenses totaling $574 on behalf of the Company. On February 4, 2005, the Company repaid Summit $7,000. As of March 31, 2005, the Company owed Summit $5,842, which is included in the accompanying condensed financial statements as "Due to affiliate".

In August and December 2004, an officer loaned us a total of $1,300 for working capital. The loans carry no interest rate and are due on demand. Management plans to settle these liabilities with cash or stock. The $1,300 is included in the accompanying financial statements as "Due to officer".

Service agreements
------------------
On December 9, 2004, the Company entered into an employment agreement with its president/CEO. Under the terms of the agreement, the Company has agreed to pay its president/CEO a one-time fee of $100,000 if and when the Company completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of the Company, that leaves the Company in a position and direction better than it was prior to the transaction.

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

NOTE 4:  SHAREHOLDER'S DEFICIT

Common stock
------------
During January 2005, the Company sold 430,000 shares of its common stock to unrelated investors for $13,200, or $.03 per share.

Common stock options
--------------------
On January 18, 2005, the Company sold a common stock option to an unrelated third party for $1,800. Under terms of the option agreement, the holder may purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. As of March 31, 2005, 1% of the Company's outstanding common stock totaled 61,762 shares. The option expires on June 7, 2005.

Corporate governance
--------------------
On February 28, 2005, the Company's shareholders approved the following proposals:

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

NOTE 5:  COMMITMENT

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

NOTE 6:  SUBSEQUENT EVENTS

Term Sheet
----------
On May 6, 2005, the Company signed a term sheet with Zephyr Sciences, Inc. ("Zephyr"), which outlines the conditions of a proposed merger between the two parties.

Under the structure of the term sheet, the Company will form a wholly-owned Delaware subsidiary, which will merge into Zephyr and Zephyr will be the surviving entity. Zephyr's shareholders will then exchange their shares of common stock for common stock in the Company, which will result in Zephyr becoming the Company's wholly-owned subsidiary. The transaction will result in a change in control, whereby the Company's directors will resign and the directors of Zephyr will become the directors of the Company.

Conditions to closing:

     1. Zephyr shall have completed a private sale of its securities for gross proceeds in excess of $5 million;
     2. Compliance with all securities laws, regulations and requirements, receipt of all consents, compliance with all covenants, no injunctions, etc.;
     3.   Completion of due diligence by all parties;
     4. Opinion of Zephyr's counsel to Zephyr's shareholders that states the transaction qualifies a tax-free reorganization for the Zephyr shareholders;
     5. Opinion of Zephyr's counsel to Zephyr's shareholders that states the transaction is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, and relevant state securities laws, along with any other opinion's reasonably requested by Zephyr's shareholders;
     6. Receipt by both parties of all other necessary consents and authorizations;
     7. The Company will have received shareholder approval to authorize an increase in its authorized shares of common stock in an amount acceptable to all parties and to conduct a reverse stock split;

     8. The Company will receive a cash payment of $425,000 upon final closing to be used to satisfy all outstanding indebtedness.





                                  EASYWEB, INC.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------          ---------------------------------------------------------

PLAN OF OPERATION
-----------------
EasyWeb's business plan is to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan is prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have incurred a retained deficit of $300,808 through March 31, 2005. We have not performed any services or earned any revenue since 2002.

On May 6, 2005, the Company signed a term sheet with Zephyr Sciences, Inc. ("Zephyr"), which outlines the conditions of a proposed merger between the two parties. Under the structure of the term sheet, the Company will form a wholly-owned Delaware subsidiary, which will merge into Zephyr and Zephyr will be the surviving entity. Zephyr's shareholders will then exchange their shares of common stock for common stock in the Company, which will result in Zephyr becoming the Company's wholly-owned subsidiary. The transaction will result in a change in control, whereby the Company's directors will resign and the directors of Zephyr will become the directors of the Company.

Our future success is currently dependent upon our ability to close the proposed merger agreement with Zephyr. There is no assurance that we will be successful in closing the merger or, if the merger is closed, that we will attain profitability.

We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future. On February 4, 2005, we repaid Summit $7,000. As of March 31, 2005, we still owed Summit $5,842 for expenses paid on our behalf. In addition, an officer advanced us $1,300 for working capital during the year ended December 31, 2004. This advance remained unpaid at March 31, 2005.

As a result of our inability to generate significant revenue, together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be costly because of high rates of interest and fees. Through March 31, 2005, in addition to the expenses paid by Summit and advances from Mr. Olson, we have been funded through the sale of our common stock for gross proceeds in the amount of $149,250 including proceeds of $13,200 through the sale of 430,000 shares of our common stock ($.03 per share) during January 2005. In addition, during January 2005, we sold for $1,800, an option to purchase 1% of our outstanding common shares pursuant to an option agreement. Under terms of the option agreement, the holder may purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. As of March 31, 2005, 1% of the Company's outstanding common stock totaled 61,762 shares. The option expires on June 7, 2005.

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

PART I.  ITEM 3.  CONTROLS AND PROCEDURES
--------          -----------------------

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2005, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

CHANGES IN INTERNAL CONTROLS
----------------------------
There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION
--------  -----------------

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

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         EASYWEB, INC.
                                         (Registrant)


DATE:    May 10, 2005                    BY: /s/ David C. Olson
         ------------                        ------------------
                                         David C. Olson
                                         President and CEO