Form 10QSB
period 2005-06-30
EASYWEB INC
filed 2005-08-12
CIK 1107421

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2005                 Commission File Number 0-32353
                   -------------                                        -------



                                  EASYWEB, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                    84-1475642
            --------                                    ----------
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
                                                         Yes  X       No
                                                             ---         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                          7,596,646
--------------------------                          ---------
          Class                   Number of shares outstanding at August 9, 2005

Transitional Small Business Disclosure Format:      Yes          No  X
                                                        ---         ---

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                           Page
                                                                           ----
PART 1 - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed balance sheet, June 30, 2005 (unaudited)                        3
   Condensed statements of operations, three and six months
      ended June 30, 2005 (unaudited) and 2004 (unaudited)                   4
   Condensed statement of changes in shareholders' deficit,
      six months ended June 30, 2005 (unaudited)                             5
   Condensed statements of cash flows, six months ended
      June 30, 2005 (unaudited) and 2004 (unaudited)                         6
   Notes to unaudited condensed financial statements                         7

   Item 2.  Management's Discussion and Analysis or Plan of Operation       11

   Item 3.  Controls and Procedures                                         12

PART 2 - OTHER INFORMATION

   Item 1.  Legal Proceedings                                               13
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     13
   Item 3.  Defaults Upon Senior Securities                                 13
   Item 4.  Submission of Matters to a Vote of Security Holders             13
   Item 5.  Other Information                                               13
   Item 6.  Exhibits                                                        13

Signatures                                                                  14

                                 EASYWEB, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                 JUNE 30, 2005


                                     ASSETS
Current Assets:
    Cash .........................................................    $   1,118
                                                                      =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable and accrued liabilities .....................    $   9,914
                                                                      ---------
                  Total current liabilities ......................        9,914
                                                                      ---------

Shareholders' deficit (Note 4):
    Common stock, no par value; 280,000,000 shares authorized,
       6,654,980 shares issued and outstanding ...................      183,613
    Additional paid-in capital ...................................      118,353
    Retained deficit .............................................     (310,762)
                                                                      ---------

                  Total shareholders' deficit ....................       (8,796)
                                                                      ---------

                                                                      $   1,118
                                                                      =========

           See accompanying notes to condensed financial statements.

                                 EASYWEB, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                             -------------------------    --------------------------
                                                2005          2004           2005            2004
                                            -----------    -----------    -----------    -----------
Operating expenses:
    Contributed rent (Note 2) ...........   $     1,500    $     1,500    $     3,000    $     3,000
    Contributed administrative
      support (Note 2) ..................         2,805          2,925          5,145          5,925
    Administrative support (Note 2) .....           195             75            855             75
    Stock-based compensation ............          --           10,000           --           10,000
    Professional fees ...................         4,122          1,299         12,730          3,127
    Web site consulting and maintenance .           140           --              170             60
    Dues and subscriptions ..............          --             --            1,250           --
    Other ...............................         1,192            429          2,129            682
                                            -----------    -----------    -----------    -----------
                 Total operating expenses         9,954         16,228         25,279         22,869
                                            -----------    -----------    -----------    -----------

                 Loss before income taxes        (9,954)       (16,228)       (25,279)       (22,869)

Income tax provision (Note 3) ...........          --             --             --             --
                                            -----------    -----------    -----------    -----------

                 Net loss ...............   $    (9,954)   $   (16,228)   $   (25,279)   $   (22,869)
                                            ===========    ===========    ===========    ===========

Basic and diluted loss per share ........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                            ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ...........     6,255,997      5,479,533      6,198,999      5,132,867
                                            ===========    ===========    ===========    ===========


           See accompanying notes to condensed financial statements.

                                 EASYWEB, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           COMMON STOCK       ADDITIONAL
                                                       ---------------------    PAID-IN     RETAINED
                                                         SHARES      AMOUNT     CAPITAL     DEFICIT       TOTAL
                                                       ---------   ---------   ---------   ---------    ---------

Balance at January 1, 2005 .........................   5,746,200   $ 156,050   $ 108,408   $(285,483)   $ (21,025)

January 2005, sale of common stock
    ($.03/share) (Note 4) ..........................     430,000      13,200        --          --         13,200
January 2005, common stock option
    granted for cash (Note 4) ......................        --          --         1,800        --          1,800
June 2005, sale of common stock
    ($.03/share) (Note 4) ..........................     200,000       6,000        --          --          6,000
June 2005, common stock issued to officer
    as repayment for working capital advances
    ($.03/share) (Note 2) ..........................      69,600       2,088        --          --          2,088
June 2005, common stock issued to affiliate
    as repayment for working capital advances
    ($.03/share) (Note 2) ..........................     209,180       6,275        --          --          6,275
Office space and administrative support
    contributed by an affiliate (Note 2)............        --          --         8,145                    8,145
Net loss, six months ended June 30, 2005 ...........        --          --          --       (25,279)     (25,279)
                                                       ---------   ---------   ---------   ---------    ---------

Balance at June 30, 2005 ...........................   6,654,980   $ 183,613   $ 118,353   $(310,762)   $  (8,796)
                                                       =========   =========   =========   =========    =========

           See accompanying notes to condensed financial statements.

                                 EASYWEB, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                      --------------------
                                                        2005        2004
                                                      --------    --------

                      Net cash used in
                         operating activities .....   $(19,903)   $ (6,006)
                                                      --------    --------

Cash flows from financing activities:
    Proceeds from granting of stock option (Note 4)      1,800        --
    Proceeds from the sale of common stock (Note 4)     19,200       6,000
                                                      --------    --------
                      Net cash provided by
                         financing activities .....     21,000       6,000
                                                      --------    --------

                         Net change in cash .......      1,097          (6)

Cash, beginning of period .........................         21          33
                                                      --------    --------

Cash, end of period ...............................   $  1,118    $     27
                                                      ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Income taxes ...............................   $   --      $   --
                                                      ========    ========
       Interest ...................................   $   --      $   --
                                                      ========    ========
    Non-cash financing transactions:
       Common stock issued to officer to repay
          working capital advances ................   $  2,088    $   --
                                                      ========    ========
       Common stock issued to affiliate to repay
          working capital advances ................   $  6,275    $   --
                                                      ========    ========


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

NOTE 2:  RELATED PARTY TRANSACTIONS

Rent
----
Summit Financial Relations, Inc. ("Summit"), an affiliate under common control, contributed office space to the Company during the six months ended June 30, 2005. The Company's management has estimated the fair market value of the office space at $500 per month, which is included in the accompanying condensed financial statements as Contributed Rent with an offsetting credit to Additional Paid-in Capital.

Administrative support
----------------------
Summit contributed administrative services to the Company during the six months ended June 30, 2005. The Company's management has estimated the fair market value of the services at $1,000 per month, which is included in the accompanying condensed financial statements as Contributed Administrative Support with an offsetting credit to Additional Paid-in Capital. During the six months ended June 30, 2005, the Company paid $855 for services, which reduced the amount of contributed services for the period from $6,000 to $5,145.

Indebtedness to related parties
-------------------------------
At December 31, 2004, the Company owed Summit $12,268 for professional fees and other administrative expenses paid on behalf of the Company. During the six months ended June 30, 2005, Summit paid an additional $1,007 in expenses on the Company's behalf. On February 4, 2005, the Company repaid Summit $7,000 and on June 28, 2005 the Company issued Summit 209,180 shares of common stock for full payment of all amounts owed to Summit. The shares issued to Summit were valued at $.03 per share, or $6,275, based on contemporaneous common stock sales to unrelated third parties. As of June 30, 2005, the balance owed to Summit was $-0-.

In August and December 2004, an officer loaned us a total of $1,300 for working capital. During May 2005, the officer advanced the Company an additional $788. The loans carried no interest rate and were due on demand. On June 28, 2005, the Company issued the officer 69,600 shares of common stock for full payment of all amounts owed to the officer. The shares issued to the officer were valued at $.03 per share, or $2,088, based on contemporaneous common stock sales to unrelated third parties. As of June 30, 2005, the balance owed to the officer was $-0-.

Common stock
------------
During June 2005, the Company sold 200,000 shares of its common stock to a director for $6,000, or $.03 per share.

                                  EASYWEB, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service agreements
------------------
On December 9, 2004, the Company entered into an employment agreement with its president/CEO. Under the terms of the agreement, the Company has agreed to pay its president/CEO a one-time fee of $100,000 if and when the Company completes a merger, acquisition, reverse merger, financing, or any other related transaction non-detrimental to the immediate future of the Company, that leaves the Company in a position and direction better than it was prior to the transaction (see
Note 7).

On December 10, 2004, the Company entered into a management consulting services agreement with a director. Under the terms of the agreement, the Company has agreed to pay the director a one-time fee of $10,000 plus expenses, upon the closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company (see Note 7).

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

Under the terms of the agreement, the Company has agreed to pay Summit a one-time fee of $120,000 on the date of closing of any transaction leaving the Company with a positive business directive and available finances, non-detrimental to the survival of the Company (see Note 7).

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

Common stock options
--------------------
On January 18, 2005, the Company sold a common stock option to an unrelated third party for $1,800. Under terms of the option agreement, the holder could purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. On July 30, 2005, the parties amended the agreement whereby the option holder is now entitled to purchase approximately 166,522 shares of the Company's common stock for a payment of $1,000.

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

The Company's re-incorporation in the State of Delaware was completed on May 16, 2005. As of the date of this report, no reverse stock split had yet been implemented.

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

Under the terms of the agreement, the Company has agreed to pay the consultant a one-time fee of $120,000 on the date of closing of any of the above business transactions or any transaction giving the Company a valid financial direction (see Note 7).

NOTE 6:  TERMINATION OF PROPOSED MERGER

On May 6, 2005, the Company signed a term sheet with Zephyr Sciences, Inc. ("Zephyr"), which outlined the conditions of a proposed merger between the two parties.

Under the structure of the term sheet, the Company would form a wholly-owned Delaware subsidiary, which would merge into Zephyr and Zephyr would be the surviving entity. Zephyr's shareholders would then exchange their shares of common stock for common stock in the Company, which would result in Zephyr becoming the Company's wholly-owned subsidiary. The transaction would result in a change in control, whereby the Company's directors would resign and the directors of Zephyr would become the directors of the Company.

The parties terminated the proposed transaction in June 2005.

NOTE 7:  SUBSEQUENT EVENTS

Common stock
------------
During July 2005, the Company sold 333,333 shares of its common stock to an unrelated investor for $10,000, or $.03 per share.

During July 2005, the Company sold 333,333 shares of its common stock to a director for $10,000, or $.03 per share.

On August 3, 2005, the Company sold 275,000 shares of its common stock to an unrelated third party for $24,000, or $.087 per share.

Agreement and Plan of Merger
----------------------------
On August 3, 2005, the Company signed an Agreement and Plan of Merger with Ziopharm, Inc. ("Ziopharm"), which outlines the conditions of a proposed merger between the two parties.

Under the structure of the term sheet, the Company will form a wholly-owned Delaware subsidiary, Zio Acquisition Corp., which will merge into Ziopharm and Ziopharm will be the surviving entity. Ziopharm's shareholders will then exchange their shares of common stock for common stock in the Company, which will result in Ziopharm becoming the Company's wholly-owned subsidiary. The transaction will result in a change in control, whereby the Company's directors will resign and the directors of Ziopharm will become the directors of the Company.

Conditions to closing:

     1. Ziopharm shall have completed a private sale of its securities for gross proceeds in excess of $14.5 million;
     2. Compliance with all securities laws, regulations and requirements, receipt of all consents, compliance with all covenants, no injunctions, etc.;
     3. Completion of due diligence by all parties;
     4. Opinion of Ziopharm's counsel to Ziopharm's shareholders that states the transaction qualifies a tax-free reorganization for the Ziopharm shareholders;
     5. Opinion of Ziopharm's counsel to Ziopharm's shareholders that states the transaction is exempt from the registration requirements of
          Section 5 of the Securities Act of 1933, as amended, and relevant state securities laws, along with any other opinion's reasonably requested by Ziopharm's shareholders;
     6. The Company's completion of a 1-for-40 reverse stock split;
     7. The Company will receive a cash payment of $425,000 upon final closing to be used to satisfy all outstanding indebtedness.

Should the Company close the above transaction, the Company will incur the following approximate charges:

     a.  Employment agreement fee with president/CEO (Note 2)                   $100,000
     b.  Management consulting services agreement with director (Note 2)          10,000
     c.  Consulting agreement with affiliate (Note 2)                            120,000
     d.  Management consulting services agreement with consultant (Note 5)       120,000
     e.  Transaction introduction fees                                           100,000
     f.  Other consulting fees                                                    10,000
                                                                              ----------
         TOTAL                                                                  $460,000

On July 14, 2005, the Board of Directors approved a $50,000 fee for the

Company's president in the event the above transaction does not close. The fee is to be paid for services provided in connection with the due diligence and negotiations related to the proposed merger as well as previous uncompleted transactions. If the proposed merger does close, the $50,000 fee will be inclusive within and covered by payment of the $100,000 employment agreement fee (see Note 2).


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------          ---------------------------------------------------------

PLAN OF OPERATION
-----------------
Until May 6, 2005, EasyWeb's business plan was to design, market, sell and maintain customized and template, turnkey sites on the Internet, hosted by third parties. Our business plan was prepared based upon the popularity of the Internet and the growing number of businesses interested in advertising and marketing online. We have incurred a retained deficit of $310,762 through June 30, 2005. We have not performed any services or earned any revenue since 2002.

On May 6, 2005, the Company signed a term sheet with Zephyr Sciences, Inc. ("Zephyr"), which outlined the conditions of a proposed merger between the two parties. The transaction would have resulted in a change in control, whereby the Company's directors would resign and the directors of Zephyr would become the directors of the Company. The parties agreed to terminate the proposed transaction in June 2005.

On August 3, 2005, the Company signed an Agreement and Plan of Merger with Ziopharm, Inc. ("Ziopharm"), which outlines the conditions of a proposed merger between the two parties. Under the structure of the term sheet, the Company will form a wholly-owned Delaware subsidiary, which will merge into Ziopharm and Ziopharm will be the surviving entity. Ziopharm's shareholders will then exchange their shares of common stock for common stock in the Company, which will result in Ziopharm becoming the Company's wholly-owned subsidiary. The transaction will result in a change in control, whereby the Company's directors will resign and the directors of Ziopharm will become the directors of the Company.

Our future success is currently dependent upon our ability to close the proposed merger agreement with Ziopharm. Ziopharm is required to obtain the necessary approval of shareholders according to Delaware law. The parties have imposed a deadline to complete these actions by September 15, 2005.

There is no assurance that we will be successful in closing the merger or, if the merger is closed, that we will attain profitability.

We are experiencing capital shortages and are currently dependent upon an affiliate, Summit Financial Relations, Inc. ("Summit"), which has paid expenses on our behalf, in order to maintain our limited operations. There is no assurance that Summit will continue to pay our expenses in the future. On February 4, 2005, we repaid Summit $7,000 and on June 28, 2005 we issued Summit 209,180 shares of common stock for full payment of all amounts owed to Summit. As of June 30, 2005, our balance owed to Summit was $-0-. In addition, David Olson, our CEO, advanced us $1,300 for working capital during the year ended December 31, 2004 and an additional $788 in May 2005. On June 28, 2005 we issued Mr. Olson 69,600 shares of common stock for full payment of all amounts owed to him. The shares issued to Summit and Mr. Olson were valued at $.03 per share, or $8,363, based on contemporaneous common stock sales to unrelated third parties.

As a result of our inability to generate significant revenue, together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be costly because of high rates of interest and fees. Through June 30, 2005, in addition to the expenses paid by Summit and advances from Mr. Olson, we have been funded through the sale of our common stock for gross proceeds in the amount of $175,250 including proceeds of $39,200 through the sale of 1,296,666 shares of our common stock ($.03 per share) between January and July 2005. In addition, during January 2005, we sold for $1,800, an option to purchase 1% of our outstanding common shares pursuant to an option agreement. Under terms of the option agreement, the holder could purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. On July 30, 2005, the parties amended the agreement whereby the option holder is now entitled to purchase approximately 166,522 shares of the Company's common stock for a payment of $1,000.

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

PART I.  ITEM 3.  CONTROLS AND PROCEDURES
-------           -----------------------
We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2005, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

          During June 2005, the Company sold 200,000 shares of its common stock to a director for $6,000, or $.03 per share.

          During July 2005, the Company sold 333,333 shares of its common stock to an unrelated investor for $10,000, or $.03 per share.

          During July 2005, the Company sold 333,333 shares of its common stock to a director for $10,000, or $.03 per share.

          During August 2005, the Company sold 275,000 shares of its common stock to a director for $24,000, or $.087 per share.

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

          The Company's re-incorporation in the State of Delaware was completed on May 16, 2005. As of the date of this report, no reverse stock split had yet been implemented.

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

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EASYWEB, INC.
                                         (Registrant)


DATE:    August 9, 2005                  BY: /S/ DAVID C. OLSON
         --------------                      ------------------
                                             David C. Olson
                                             President and CEO