Form 10-Q/A
period 2005-06-30
EASYWEB INC
filed 2005-08-15
CIK 1107421

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2005                 Commission File Number 0-32353
                   -------------                                        -------



                                  EASYWEB, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                    84-1475642
            --------                                    ----------
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
                                                         Yes  X       No
                                                             ---         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.001 par value per share                       7,596,646
---------------------------------------                       ---------
             Class                                  Number of shares outstanding
                                                          at August 9, 2005

Transitional Small Business Disclosure Format:      Yes          No  X
                                                        ---         ---

FORM 10-QSB/A
2ND QUARTER

We are filing this amendment to remove certain conditions to the merger transaction with Ziopharm, Inc. that were mistakenly included in the original 10-QSB filed on August 12, 2005 and to make certain other revisions to the description of such transaction.

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

Common stock options
--------------------
On January 18, 2005, the Company sold a common stock option to an unrelated third party for $1,800. Under terms of the option agreement, the holder could purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. On July 30, 2005, the parties amended the agreement whereby the option holder is now entitled to purchase that number of shares of our common stock equal to the number of such shares the option holder would have received in the merger with ZIOPHARM, Inc. (see Note 7) had the option holder owned 1% of the ZIOPHARM's capital stock immediately prior to such merger (calculated on a fully-diluted basis). The aggregate exercise price for such option is $1,000.

Corporate governance
--------------------
On February 28, 2005, the Company's shareholders approved the following proposals:

     a.  Reincorporate the Company in the State of Delaware;
     b. Authorize the Board of Directors to implement a reverse stock split at a ratio no greater than 40:1; and
     c. Increase the Company's authorized capital by 250,000,000 shares (from 30,000,000 to 280,000,000).

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

In connection with the Agreement and Plan of Merger, the Company has formed a wholly-owned Delaware subsidiary, Zio Acquisition Corp., which will merge into ZIOPHARM with ZIOPHARM remaining as the surviving entity and as a wholly-owned subsidiary of the Company following the merger. Holders of ZIOPHARM's capital stock or securities convertible into such capital stock will be exchanged for shares of the Company's common stock or securities convertible into such shares. The transaction will result in a change in control, whereby the Company's directors will resign and the directors of ZIOPHARM will become the directors of the Company. On the closing date of the merger transaction, the consolidated EasyWeb entity will pay all unconsolidated liabilities of the Company then due, a portion of which will be payable to David C. Olson and an entity affiliated with Mr. Olson. However, Mr. Olson and this affiliated entity have agreed to reduce the amount of the payments to which they are otherwise entitled to the extent that the unconsolidated liabilities of the Company immediately following the Merger exceed $425,000.

In addition to a range of standard closing conditions set forth in the Agreement and Plan of Merger, the closing of the transaction is subject to the following closing conditions:

     1. The merger transaction shall have been approved by the requisite vote of ZIOPHARM's stockholders, with ZIOPHARM stockholders holding no more than 4% of the issued and outstanding shares of Ziopharm capital stock having exercised their right to dissent from the transaction and obtain the fair value of their shares;
     2. As of the closing date, the Company's common stock shall have traded and shall continue to be eligible for trading on the OTCBB;
     3. ZIOPHARM shall have received an opinion from its counsel stating that the transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended;
     4. ZIOPHARM shall have received an opinion from the Company's counsel stating that the issuance of the Company's common stock in the merger is exempt from the registration requirements of the Securities Act of 1933, as amended; and
     5.  The Company shall have completed a 1-for-40 reverse stock split.

Should the Company close the above transaction, the Company will incur the following approximate charges subject to update at closing:

     a.  Employment agreement fee with president/CEO (Note 2)               $100,000
     b.  Management consulting services agreement with director (Note 2)      10,000
     c.  Consulting agreement with affiliate (Note 2)                        120,000
     d.  Management consulting services agreement with consultant (Note 5)   120,000
     e.  Transaction introduction fees                                       100,000
     f.  Other consulting fees                                                10,000
     f.  Ongoing business expenses                                            17,000
                                                                            --------
         TOTAL                                                              $477,000

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

PLAN OF OPERATION

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

On August 3, 2005, the Company signed an Agreement and Plan of Merger with ZIOPHARM, Inc. ("ZIOPHARM"), which outlines the conditions of a proposed merger between the two parties. In connection with the Agreement and Plan of Merger, the Company has formed a wholly-owned Delaware subsidiary, which will merge into ZIOPHARM with ZIOPHARM remaining as the surviving entity and as a wholly-owned subsidiary of the Company following the merger. Holders of ZIOPHARM's capital stock or securities convertible into such capital stock will be exchanged for shares of the Company's common stock or securities convertible into such shares. The transaction will result in a change in control, whereby the Company's directors will resign and the directors of Ziopharm will become the directors of the Company. On the closing date of the merger transaction, the consolidated EasyWeb entity will pay all unconsolidated liabilities of the Company then due, a portion of which will be payable to David C. Olson and an entity affiliated with Mr. Olson. However, Mr. Olson and this affiliated entity have agreed to reduce the amount of the payments to which they are otherwise entitled to the extent that the unconsolidated liabilities of the Company immediately following the Merger exceed $425,000.

In addition to a range of standard closing conditions set forth in the Agreement and Plan of Merger, the closing of the transaction is subject to the following closing conditions:

     1. The merger transaction shall have been approved by the requisite vote of ZIOPHARM's stockholders, with ZIOPHARM stockholders holding no more than 4% of the issued and outstanding shares of Ziopharm capital stock having exercised their right to dissent from the transaction and obtain the fair value of their shares;
     2. As of the closing date, the Company's common stock shall have traded and shall continue to be eligible for trading on the OTCBB;
     3. ZIOPHARM shall have received an opinion from its counsel stating that the transaction qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended;
     4. ZIOPHARM shall have received an opinion from the Company's counsel stating that the issuance of the Company's common stock in the merger is exempt from the registration requirements of the Securities Act of 1933, as amended; and
     5.  The Company shall have completed a 1-for-40 reverse stock split.

Our future success is currently dependent upon our ability to close the transactions contemplated by the Agreement and Plan of Merger with ZIOPHARM. The parties have imposed a deadline to complete these actions by September 16, 2005, subject to extension by mutual agreement of the parties.

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

As a result of our inability to generate significant revenue, together with sizeable continuing operating expenses, access to capital may be unavailable in the future except from affiliated persons. If we are able to obtain access to outside capital in the future, it is expected to be costly because of high rates of interest and fees. Through June 30, 2005, in addition to the expenses paid by Summit and advances from Mr. Olson, we have been funded through the sale of our common stock for gross proceeds in the amount of $175,250 including proceeds of $39,200 through the sale of 1,296,666 shares of our common stock ($.03 per share) between January and July 2005. In addition, during January 2005, we sold for $1,800, an option to purchase 1% of our outstanding common shares pursuant to an option agreement. Under terms of the option agreement, the holder could purchase, for an additional $1,000, 1% of the Company's outstanding common stock as of the exercise date. On July 30, 2005, the parties amended the agreement whereby the option holder is now entitled to purchase that number of shares of our common stock equal to the number of such shares the option holder would have received in the merger with ZIOPHARM, Inc. (see Note 7) had the option holder owned 1% of the ZIOPHARM's capital stock immediately prior to such merger (calculated on a fully-diluted basis). The aggregate exercise price for such option is $1,000.

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

          On February 28, 2005, the Company's shareholders approved the following proposals:

          a.   Reincorporate the Company in the State of Delaware;
          b. Authorize the Board of Directors to implement a reverse stock split at a ratio no greater than 40:1; and
          c. Increase the Company's authorized capital by 250,000,000 shares (from 30,000,000 to 280,000,000).

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




                                       EASYWEB, INC.
                                       (Registrant)


DATE:    August 12, 2005               BY: /S/ DAVID C. OLSON
                                           -----------------------------
                                           David C. Olson
                                           President and CEO