Form 10QSB
period 2005-09-30
ZIOPHARM ONCOLOGY INC
filed 2005-11-10
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-32353

ZIOPHARM Oncology, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1180 Avenue of the Americas, 19th Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(646) 214-0700
(Issuer’s Telephone Number, Including Area Code)

EasyWeb, Inc.
6025 S. Quebec Street, Suite 135
Englewood, Colorado
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indiciate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2005, there were 7,248,115 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Statement of Operations for the three and nine months ended September 30, 2005 and 2004 and for the period from inception (September 9, 2003) to September 30, 2005 (unaudited)	4

	Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 and for the period from inception (September 9, 2003) to September 30, 2005 (unaudited)	5

	Statement of changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the nine months ended September 30, 2005 (unaudited) and for the year ended December 31, 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7 - 14

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15 - 20

Item 3.	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Under Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22-23

Item 6.	Exhibits	23
	Signatures
	Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS….CONTINUED

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2005	December 31, 2004
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$10,740,639	$1,026,656
Prepaid expenses and other current assets	209,816	117,571
Total current assets	10,950,455	1,144,227

Property and equipment, net	232,862	240,733

Deposits	36,032	60,046
Other non current assets	92,812	-

Total assets	$11,312,161	$1,445,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$477,389	$709,947
Accrued expenses	1,270,624	879,376
Total current liabilities	1,748,013	1,589,323

	-	-

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value; 280,000,000 shares authorized;
7,241,211 and 2,761,621 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	7,241	2,761
Additional paid-in capital	22,460,147	5,700,355
Deficit accumulated during the development stage	(12,903,240)	(5,847,433)
Total stockholders' equity (deficit)	9,564,148	(144,317)

Total liabilities and stockholders' equity (deficit)	$11,312,161	$1,445,006

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three and nine months ended September 30, 2005 and 2004 and for the period from inception (September 9, 2003) through September 30, 2005 (unaudited)

					For the Period
					from Inception
	For the three	For the three	For the nine	For the nine	(September 9,
	months	months	months	months	2003)
	ended	ended	ended	ended	through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Revenue	$-	$-	$-	$-	$-

Operating expenses and other income:
Research and development, including
costs of research contracts	1,318,608	425,428	4,279,687	425,428	6,406,294
General and administrative	1,541,740	928,174	2,953,830	2,646,084	6,696,423
Total operating expenses	2,860,348	1,353,602	7,233,517	3,071,512	13,102,717

Loss from operations	(2,860,348)	(1,353,602)	(7,233,517)	(3,071,512)	(13,102,717)

Interest income	94,231	5,229	177,710	15,471	199,477
Net loss	$(2,766,117)	$(1,348,373)	$(7,055,807)	$(3,056,041)	$(12,903,240)

Basic and diluted net loss per share	$(0.77)	$(0.52)	$(2.32)	$(1.34)

Weighted average common shares outstanding used to
compute basic and diluted net loss per share	3,593,109	2,611,873	3,041,829	2,280,832

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 and for the period from inception(September 9, 2003) through September 30, 2005 (unaudited)

			For the Period
	For the	For the	from Inception
	Nine months	Nine months	(September 9, 2003)
	ended	ended	through
	September 30, 2005	September 30, 2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(7,055,807)	$(3,056,041)	$(12,903,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	72,519	25,177	106,472
Stock-based compensation	-	-	703,116
Change in operating assets and liabilities:
Increase in:
Prepaid expenses and other current assets	(92,245)	(52,054)	(209,816)
Other noncurrent assets	(92,812)	-	(92,812)
Increase (decrease) in:
Deposits	24,014	(69,246)	(36,032)
Accounts payable	(232,558)	202,673	477,389
Accrued expenses	391,248	387,103	1,270,624
Net cash used in operating activates	(6,985,641)	(2,562,388)	(10,684,299)

Cash flows from investing activities:
Purchases of property and equipment	(64,648)	(133,077)	(339,334)
Net cash used in investing activities	(64,648)	(133,077)	(339,334)

Cash flows from financing activities:
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock, net	4,676	4,500,000	4,504,676
Proceeds from issuance of preferred stock, net	16,759,596	-	16,759,596
Net cash provided by financing activities	16,764,272	4,500,000	21,764,272

Net increase in cash and cash equivalents	9,713,983	1,804,535	10,740,639

Cash and cash equivalents, beginning of period	1,026,656	402,363	-

Cash and cash equivalents, end of period	$10,740,639	$2,206,898	$10,740,639

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and
financing activities:
Warrants issued to placement agent, in connection with
preferred stock issuance	$1,682,863	$-	$1,682,863

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the nine months ended September 30, 2005 (unaudited), For the Year ended December 31, 2004 and
For the Period from Inception (September 9, 2003) to December 31, 2003

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to
			Purchase Series A				Deficit
	Series A		Convertible				Accumulated	Total
	Convertible		Preferred			Additional	during the	Stockholders'
	Preferred Stock		Stock	Common Stock		Paid-in	Development	Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Stage	(Deficit)

Stockholders' contribution, September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$500,000
Net loss	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003 (audited)	-	-	-	250,487	250	499,750	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	4,500,000
Issuance of common stock for services				256,749	257	438,582	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	264,277	-	264,277
Net loss	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004 (audited)	-	-	-	2,761,625	2,761	5,700,355	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock	8,379,564	15,076,733	-	-	-	-	-	-
Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-
Issuance of Common stock to EasyWeb Shareholders				189,922	190	(190)	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(8,379,564)	(15,076,733)	(1,682,863)	4,197,946	4,198	16,755,398	-	16,759,596
Issuance of common stock due to exercise of stock options	-	-	-	91,718	92	4,584	-	4,676
Net loss	-	-	-	-	-	-	(7,055,807)	(7,055,807)

Balance at September 30, 2005 (unaudited)	-	$-	$-	7,241,211	$7,241	$22,460,147	$(12,903,240)	$9,564,148

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

1.	BASIS OF PRESENTATION AND OPERATIONS

The financial statements included herein have been prepared by ZIOPHARM Oncology, Inc. (“ZIOPHARM” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in ZIOPHARM Oncology Inc.’s Form 8-K filed on September 19, 2005 for the fiscal year ended December 31, 2004.

ZIOPHARM is a development stage biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, products for the treatment of important unmet medical needs in cancer.

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses may continue for the foreseeable future. At September 30, 2005, the Company’s accumulated deficit was approximately $12.9 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

On August, 3, 2005 the Company entered into an Agreement and Plan of Merger dated as of August 3, 2005 (as may be amended from time to time, the “Merger Agreement”) with EasyWeb, Inc., a Delaware corporation (OTC:ESYW.OB) (“EasyWeb”), and ZIO Acquisition Corp., a Delaware corporation and wholly owned subsidiary of EasyWeb (“ZIO Acquisition”). EasyWeb was a company that was incorporated in September 1998 and had been in the business of designing, marketing, selling and maintaining customized and template turnkey sites on the Internet that are hosted by third parties. At the time of the Merger (as defined below), however, EasyWeb had no operating business and had limited assets and liabilities. Pursuant to the Merger Agreement, ZIO Acquisition merged with and into ZIOPHARM, with ZIOPHARM remaining as the surviving company and a wholly-owned subsidiary of EasyWeb (the “Merger”). In connection with the Merger, which was effective as of September 13, 2005, ZIO Acquisition ceased to exist and the surviving company changed its corporate name to ZIOPHARM, Inc. Based upon an Exchange Ratio, as defined in the Merger Agreement, in exchange for all of their shares of capital stock in ZIOPHARM, the Stockholders received a number of shares of Common Stock of EasyWeb such that, upon completion of the Merger, the then-current Stockholders held approximately 96.8% of the outstanding shares of Common Stock of EasyWeb on a fully-diluted basis. Upon completion of the Merger, EasyWeb ceased all of its remaining operations and adopted and continued implementing the business plan of ZIOPHARM. Further, effective upon the Merger, the then current officers and directors of EasyWeb resigned, and the then current officers and directors of ZIOPHARM were appointed officers and directors of EasyWeb and EasyWeb changed its name to ZIOPHARM Oncology, Inc. In conjunction with the Merger, ZIOPHARM made payments of approximately $425,000 to certain affiliates of EasyWeb.

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

Although EasyWeb is the legal acquirer in the transaction, ZIOPHARM becomes the registrant with the Securities and Exchange Commission. Under generally accepted accounting principles, the transaction will be accounted for as a reverse acquisition, whereby ZIOPHARM will be considered the acquirer of EasyWeb for financial reporting purposes since ZIOPHARM’s shareholders control more than 50% of the post-transaction combined entity, the management and the board are that of ZIOPHARM after the transaction, EasyWeb had no operations, assets or liabilities as of the transaction date and the continuing operations of the entity are those of ZIOPHARM.

Accordingly, the equity of EasyWeb has been adjusted to reflect a recapitalization of the stock and the equity of ZIOPHARM has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of EasyWeb immediately prior to the Merger. The historical financial statements of ZIOPHARM have become the historical financial statements of the Company. The historical stockholders’ equity has been retroactively restated to adjust for the exchange of shares pursuant to the Merger Agreement. All share and per share information included in the accompany financial statements and notes give effect to the exchange, except as otherwise stated.

On June 6, 2005, the Company completed an offering (the “Offering”) of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company issued 4,197,944 (8,379,564 - pre-merger) shares at $4.31 ($2.16 per share, pre-merger) for gross proceeds of approximately $18.1 million. In connection with the Offering, the Company compensated Paramount BioCapital, Inc., placement agent for the Offering (“Paramount”), or its affiliates for its services through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire 419,794 (837,956 - pre-merger) shares of Series A Preferred Stock (the Series A Stock Warrants), exercisable for a period of 7 years from the Closing Date at a per share exercise price equal to 110% of the price per share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also paid Paramount an expense allowance of $50,000 to reimburse Paramount for its out-of-pocket expenses (the “Expense Allowance”). Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for any private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

The Company has valued the warrants using the Black-Scholes model and recorded a charge of  $1,682,683. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%. The net proceeds from the Offering will be used for research and development, licensing fees and expenses, and for working capital and general corporate purposes.

The results disclosed in the Statement of Operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	STOCK BASED COMPENSATION

Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, for all stock-based awards as of December 31, 2004.

The following illustrates the effect on net loss had the Company applied the fair value recognition provisions of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(2,766,117)	$(1,348,373)	$(7,055,807	$(3,056,041)
Stock-based compensation expense included in reported net loss	---	---	---	---
Stock-based compensation expense under the fair value-based method	(176,297)	(33,958)	(340,197)	(60,683)
Pro forma net loss	$(2,942,414)	$(1,382,331)	$(7,396,004)	$(3,116,724)

Basic and diluted net loss per share:
As reported	$(0.77)	$(0.52)	$(2.32)	$(1.34)
Pro forma	$(0.82)	$(0.53)	$(2.43)	$(1.37)

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

Accounting for Stock-Based Compensation...continued

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes option pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Expected life	5 years	5 years	5 years	5 years
Expected volatility	172%	134%	172%	114%
Dividend yield	0%	0%	0%	0%
Weighted average risk-free interest rate	4.01%	3.60%	4.01%	3.60%

Recently Issued Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. Based on current options outstanding, the Company anticipates the adoption of this statement to result in approximately $573,604 of additional compensation costs to be recognized in the year of adoption.

3.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

On June 6, 2005, the Company completed its Series A Convertible Preferred Stock Offering (see Note 1). As a result of the Merger, all shares of the Series A Preferred Stock were automatically converted into the number of shares of Common Stock that the holders of Series A Preferred Stock would have received if their shares of Series A Preferred Stock had been converted into Common Stock immediately prior to the Merger.

After the Merger, the Company has authorized capital stock of 280,000,000 shares which has been designated as common stock, par value $.001 per share (the “Common Stock”)

Prior to the Merger, the Company had authorized capital stock of 50,000,000 shares, of which 30,000,000 shares were designated as common stock, par value $.001 per share (the “Common Stock”), and 20,000,000 shares designated as preferred stock, par value $.001 per share.

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

Convertible Preferred Stock

Voting Rights

The holders of Series A Preferred Stock would have been entitled to vote together with all other holders of the Company’s voting stock on an “as-converted” basis on all matters submitted to a vote of holders generally. The holders of Series A Preferred Stock, voting as a separate class, would also had the right to approve by a 66% supermajority certain actions proposed to be taken by the Company.

Dividend Rights

The holders of Series A Preferred Stock had been entitled to receive dividends on an equal basis with the holders of Common Stock when, as and if declared by the Board of Directors.

Liquidation Preferences

The Series A Preferred Stock would have rank senior to the Common Stock and any future class of junior securities, and would have been entitled to a liquidation preference equal to the Stated Value, subject to adjustment (as defined in the Certificate of Designations), upon any liquidation, dissolution or winding up of the Company or upon a voluntary or involuntary bankruptcy of the Company.

Conversion Rights

Each share of Series A Preferred Stock would have convertible into Common Stock at any time at the option of the holder thereof (the Series A Preferred Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock are sometimes herein collectively referred to as the “Securities”). All of the outstanding shares of Series A Preferred Stock would have automatically convert into Common Stock upon the first date (the “Trading Date”) on which the Common Stock (or securities received in exchange for Common Stock) trades on a national securities exchange or on NASDAQ, including the Over the Counter Bulletin Board (a “Trading Event”). The rate at which shares of Series A Preferred Stock will convert into Common Stock will initially be one-for-one, subject to adjustment in connection with certain anti-dilution protections and other adjustments.

In the event of a reclassification, capital reorganization or other similar change in the outstanding shares of Common Stock, a consolidation or merger of the Company with or into another entity (other than a consolidation or merger in which the Corporation is the continuing entity and which does not result in a reclassification, capital reorganization or other change of outstanding shares of Common Stock other than the number thereof), or a sale of the property of the Company as, or substantially as, an entirety (other than a sale/leaseback, mortgage or other financing transaction), the Series A Preferred Stock will become convertible into the kind and number of shares of stock or other securities or property (including cash) that the holders of Series A Preferred Stock would have received if the Series A Preferred Stock had been converted into Common Stock immediately prior to such reclassification, capital reorganization or other change, consolidation, merger or sale.

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

Common Stock

At the time of this report, the Company currently have issued and outstanding 7,248,115 shares of Common Stock.

In September 2003, the Company issued 2,000,000 (before the split discussed below and pre-merger) shares of Common Stock at $0.25 per share for gross proceeds of $500,000.

In January 2004, the Company issued 18,000,000 (before the split discussed below and pre-merger) shares of Common Stock at $0.25 per share for gross proceeds of $4,500,000.

In February 2004, the Company amended its articles of incorporation to provide for the combination of the Company’s common stock, par value $0.001 per share on a 1-for-4 basis (all other share amounts presented reflect the reverse split).

4.	RELATED PARTY TRANSACTIONS

The Company engaged Paramount BioCapital, Inc. (“Paramount”) to assist in placing shares of Series A Preferred Stock on a “best efforts” basis (see Note 1). Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,910 (4,848,376 - pre-Merger) shares of Common Stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,455 (2,424,188 - pre-Merger) shares of Common Stock, to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

In connection with the December 22, 2004 Option Agreement with Southern Research Institute (“SRI”), the Company entered into a Finders Agreement, dated December 23, 2004, with Paramount pursuant to which the Company had agreed to compensate Paramount, for services in connection with the Company’s introduction to SRI through the payment of (a) a cash fee of $60,000 and (b) warrants to purchase 62,621 (125,000 - pre-Merger) shares of the Company’s Common Stock at a price equal to $4.75 ($2.38 - pre-Merger) per share. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%. In December 2004, the Company expensed the $60,000 that was payable to Paramount and recognized compensation expense in the amount of $251,037 for the issuance of the warrants.

In connection with the Series A Preferred Stock Offering (see Note 1), the Company and Paramount entered into an Introduction Agreement in January 2005 (the “Introduction Agreement”), pursuant to which the Company has agreed to compensate Paramount for its services in connection with the Offering through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock issued in the Offering, exercisable for a period of 7 years from the Closing Date at a per Share exercise price equal to 110% of the price per Share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also agreed to pay to Paramount a non-accountable expense allowance of $50,000 to reimburse the Paramount for its out-of-pocket expenses (the “Expense Allowance”). Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for the private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

Dr. Michael Weiser, who is a member of the Board of Directors of the Company, is also a full-time employee of Paramount. In addition, David M. Tanen, who is a member of the Board of Directors of the Company, was a full-time employee of Paramount from July 1996 through August 2004.

5.	STOCK OPTION PLAN

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which we have reserved for the issuance of 1,252,435 (2,500,000 - pre-Merger) shares of our Common Stock. The Plan was approved by our stockholders on December 21, 2004.

As of December 31, 2004, there were 586,553 (1,170,826 - pre-merger) shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase Common Stock. As of December 31, 2004, the Company had issued to our employees options to purchase up to 496,127 (990,326 - pre-Merger) shares of the Company’s Common Stock. In addition, the Company has issued to our directors options to purchase up to 90,175 (180,000 - pre-Merger) shares of the Company’s Common Stock, as well as options to a consultant in connection with services rendered to purchase up to 250 (500 - pre-Merger) shares of the Company’s Common Stock. The Company had estimated the fair value of such options using the Black-Scholes model, using an assumed risk-free rate of 4.23%, and expected life of 10 years, volatility of 134% and dividend yield of 0%. The options issued to the consultant were valued at $1,050, and recorded as a charge to compensation expense in December 2004. The Company has also reserved an aggregate of 77,839 (155,375 - pre-Merger) additional shares for issuance under options granted outside of the 2003 Stock Option Plan and warrants to purchase 62,621 (125,000 - pre-Merger) shares of the Company’s Common Stock to Paramount as compensation for services rendered in connection with our entering into an option agreement with Southern Research Institute. In connection with the warrants issued, the Company recorded a charge of $251,037 to general and administrative expense in December 2004. The Company had valued the options using the Black-Scholes model as of the issue date of the warrants. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

During nine months ended September 30, 2005, 586,966 options were granted and 91,718 options were exercised and 32,563 options were cancelled under the 2003 Stock Option plan.

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2005 and 2004

6.	COMMITMENTS AND CONTIGENCIES

On May 26, 2005, the Company entered into a five-year lease agreement for its corporate office located in New York that expires in June 2010. Under the terms of the lease, the Company leases approximately 2,580 square feet of office space and is required to make monthly rental payments of approximately $10,100 until December 31, 2007, with such payments increasing to approximately $11,000 thereafter through the remainder of the term of the lease.

On April 25, 2005, the Company entered into a Surrender and Termination Agreement and an Escrow agreement with WE George Street, L.L.C and Cohm Birnbaum & Shea P.C. relating to the escrow of a termination fee for $90,000, for an early termination to the New Haven, Connecticut office space.

Effective November, 1, 2005, we amended our lease in Charlestown, Massachusetts to expand our commercial space by approximately 830 square feet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,”“anticipate,”“believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the continued availability of our chief technology officer, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 8-K filed on September 19, 2005.

Overview:

We are a development-stage company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our management and advisors are focused on licensing proprietary drug candidate families that are related to cancer therapeutics on the market where the application of new biological understanding and our drug development expertise will lead to a lower risk for clinical development failure while expediting clinical registration. We aim to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources.

We currently have two products in development:

•
ZIO-101 is an organic arsenic compound covered by an issued U.S. patent and applications internationally. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox®) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL), a precancerous condition, and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart and liver, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical studies to date have demonstrated that ZIO-101 (and organic arsenic in general) is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. In vitro testing of ZIO-101 using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma.

•
ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed. Cyclophosphamide and ifosfamide are alkylating agents. Cyclophosphamide is the most widely used alkylating agent in cancer therapy and is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself, or in combination in treating sarcoma and lymphoma. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the FDA. Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201. Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called Mesna®, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active—without acrolein or chloroacetaldehyde metabolites—we believe that the administration of ZIO-201 may avoid the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In addition to anticipated lower toxicity, ZIO-201 may have other advantages over ifosfamide and cyclophosphamide. ZIO-201 likely cross-links DNA differently than ifosfamide or cyclophosphamide metabolites, resulting in a different activity profile. Moreover, in some instances ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Currently, we are in U.S. Phase I studies for both of these drug candidates. We intend to continue with clinical development of ZIO-101 for advanced myeloma and ZIO-201 for advanced sarcoma. However, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

We were originally incorporated in Colorado in September 1998 (under the name Net Escapes, Inc.) and later changed our name to “EasyWeb, Inc.” in February 1999. We were re-incorporated in Delaware on May 16, 2005 under the same name. On September 13, 2005, we completed a “reverse” acquisition of privately held ZIOPHARM, Inc., a Delaware corporation. To effect this transaction, we caused ZIO Acquisition Corp., our wholly-owned subsidiary, to merge with and into ZIOPHARM, Inc., with ZIOPHARM, Inc. surviving as our wholly owned subsidiary. In accordance with the terms of the merger, the outstanding common stock of ZIOPHARM, Inc. automatically converted into the right to receive an aggregate of approximately 97.3% of our outstanding common stock (after giving effect to the transaction). Following the merger, we caused ZIOPHARM, Inc. to merge with and into us and we changed our name to “ZIOPHARM Oncology, Inc.”

Plan of Operation

Our plan of operation for the 12-month period commencing on the date of this prospectus, is to continue implementing our business strategy, including the clinical development of our two lead product candidates, ZIO-101 and ZIO-201. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during the next 12 months to include:

•	fees and milestone payments required under the license agreements relating to our existing product candidates;

•
clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for ZIO-101 and ZIO-201 and preclinical costs associated with back-up candidates ZIO-102 and ZIO-202;

•	costs related to the scale-up and manufacture of ZIO-101 and ZIO-201;

•	rent for our facilities; and

•	general corporate and working capital, including general and administrative expenses.

As part of our plan for additional employees, we anticipate hiring at least three to four additional full-time employees in medical, regulatory and administrative support. In addition, we intend to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of product development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two product candidates, over the next 12 months we expect to spend approximately $4.6 million on clinical trials (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $3.7 million on manufacturing costs, $215,000 on facilities rent, and approximately $6.8 million on general corporate and working capital. We believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the second quarter of 2006. See “Liquidity and Capital Resources” below.

Product Candidate Development and Clinical Trials

ZIO-101. ZIO-101, organic arsenic, is being developed presently to treat advanced myeloma. As a follow-on to the ongoing phase I trials, a phase I/II trial in advanced multiple myeloma is in the advanced planning stage. With the completion of this trial in 2006, we expect to initiate a registration trial in advanced multiple myeloma. We will continue to explore the use of ZIO-101 in solid tumors as well as a phase II trial in advanced multiple myeloma. Preclinical development will continue with a back-up compound designated as ZIO-102. Additional compounds are being synthesized under our agreement with the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue through the period leading to the expected registration trial in the first half of 2007.

ZIO-201. ZIO-201, stabilized isophosphoramide mustard, is being developed presently to treat advanced sarcoma. As follow-on to the ongoing phase I trial, a phase I/II trial and a phase II trial in advanced sarcoma is in the advanced planning stage. With the completion of this trial in 2006, we expect to initiate a registration trial in advanced sarcoma in the first half of 2007. We will explore the potential to test ZIO-201 in pediatric sarcoma in a phase II trial. Preclinical development will continue with back-up analogues, one of which we would expect to be designated ZIO-202. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue through the period leading to the expected registration trial in the first half of 2007.

Results of Operations

Revenues. We had no revenues for the three-month and nine-month periods ended September 30, 2005 and 2004.

Research and development expenses. For the three-month period ended September 30, 2005, research and development expenses increased by $893,180, or 210%, to $1,318,608 from $425,428 in the three-month period ended September 30, 2004. The increase is attributable to an increase of $235,546 spent on clinical trials and $672,626 in manufacturing related costs. For the nine month period ended September 30, 2005, research and development expenses increased by $3,854,259, or 906%, to $4,279,687 from $425,428 in the nine-month period ended September 30, 2004. The increase is attributable to an increase of $ 1,012,822 spent on clinical trials, $1,847,889 in manufacturing related costs, $208,288 in preclinical projects, and $390,955 in employee related costs as we built infrastructure to support the research and development efforts. For the remainder of the year, we expect research and development spending to approximate the same level as seen in the third quarter of 2005, as we continue with clinical trials and our manufacturing activities.

General and administrative expenses. For the three month period ended September 30, 2005, general and administrative expenses increased by $613,566, or 66%, to $1,541,740 from $928,174 in the three-month period ended September 30, 2004. The increase is attributable to a non-recurring payment of $425,000 due on closing of the merger with EasyWeb, $119,091 in legal and accounting costs, and $104,420 in employee related costs as we built infrastructure to support the research and development efforts. For the nine month period ended September 30, 2005, general and administrative expenses increased by $307,746, or 12%, to $2,953,830 from $2,646,084 in the nine-month period ended September 30, 2004. The increase is primarily attributable to a nonrecurring payment of $425,000 due on closing of the merger. For the remainder of the year, we expect general and administrative spending to approximate the same level as seen in the third quarter of 2005 excluding the $425,000 non-recurring payment as a result of the merger.

Other income (expense). Other income increased by $89,002, or 1702%, to $94,231 in the three-month period ended September 30, 2005 from $5,229 recorded in the three-month period ended September 30, 2004. Other income increased by $162,239, or 1049%, to $177,710 in the nine-month period ended September 30, 2005 from $15,471 recorded in the nine-month periods ended September 30, 2004. Other income during both the three and nine-month period ended September 30, 2005 was comprised of interest income. The increase in both periods is due to higher cash balances available for investing purposes.

Net income (loss). For the reasons described above, the net loss increased by $1,417,744, or 105%, to $2,766,117 in the three month period September 30, 2005 from $1,348,373. Net loss increased by $3,999,766, or 130%, to $7,055,807 for the nine-month period ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, we had $10,740,639 in cash and cash equivalents. We believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the second quarter of 2006. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the first nine months of 2005, we received $4,676 proceeds from the exercise of stock options and gross proceeds of $18.1 million ($16.8 net of issuance costs) as a result of the sale of Series A Convertible Preferred Stock in a private placement transaction. During the first nine months of 2004, we received proceeds of $4.5 million as a result of the sale of common stock in a private placement transaction.

At September 30, 2005, working capital was approximately $9.2 million, compared to working capital deficit of $445,096 at December 31, 2004. The increase in working capital reflects net proceeds received as a result of the closing of the $16.8 million as a result of the sale of the Series A Preferred stock offset by the use of funds for operations.

Capital expenditures were $64,648 for the first nine months of 2005. We anticipate additional capital expenditures will be approximately $80,000 for the remainder of the fiscal year ended December 31, 2005.

Critical Accounting Policies

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and organizational affairs and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

Our results include non-cash compensation expense as a result of the issuance of stock option grants. We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We follow the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. We have adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, for all stock-based awards as of December 31, 2004. Had we applied the fair value recognition provisions of SFAS No. 123, our net loss for the three-month periods ended September 30, 2004 and 2005 would have increased by $33,958 and $176,297, respectively, and our net loss for the nine-month periods ended September 30, 2004 and 2005 would have increased by $60,683 and $340,197, respectively. We expect to record additional non-cash compensation expense in the future, which may be significant.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. Based on current options outstanding, we anticipate the adoption of this statement to result in approximately $631,823 of additional compensation costs to be recognized in the year of adoption.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation.

Item 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2005 ZIOPHARM, Inc. issued to directors, officers, employees and consultants options to purchase an aggregate of 814,983 (1,626,797 - pre-Merger) shares of common stock at exercise prices ranging from $0.08 to $4.31 ($0.04 to $2.16 - pre-Merger) per share with a weighted average exercise price of $0.77 per share. The issuances of these options were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation. All such options were automatically converted into options to purchase Common Stock of ZIOPHARM Oncology, Inc. as set forth below.

On September 13, 2005 and in connection with the Merger, the Company (formerly know as EasyWeb, Inc.) issued an aggregate of 6,967,941 shares of its common stock to the former holders of ZIOPHARM capital stock, and other securities having the right to purchase approximately an additional 1,366,846 shares of the Company’s Common Stock, all of which were unregistered. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933. The Company relied on this exemption based on the fact that there were approximately only 230 (excludes options and warrants) stockholders of ZIOPHARM who were recipients of such unregistered shares in connection with the Merger, all of whom, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and had access to information regarding ZIOPHARM, the Company and the Merger transaction.

Item 3. Defaults Upon Senior Securities.

No response required.

Item 4. Submission of Matters to a Vote of Security Holders

No response required.

Item 5. Other Information

On November 9, 2005, the Registrant, upon the recommendation and approval of its audit committee, dismissed Cordovano and Honeck, P.C., independent registered public accounting firm, as its principal independent accountant. On the same date, the Registrant engaged Vitale, Caturano & Company, Ltd., independent registered public accounting firm, to serve as the Registrant’s principal independent accountant.

Cordovano and Honeck’s reports on the Registrant’s financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2004 and 2003, and subsequently through the date of Cordovano and Honeck’s dismissal, there were no disagreements with Cordovano and Honeck on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Cordovano and Honeck’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Registrant’s financial statements for such fiscal years.

The Registrant provided Cordovano and Honeck with a copy of the foregoing disclosures and requested that Cordovano and Honeck furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter is being filed as Exhibit 16.1 to this Form 10-QSB.

Vitale, Caturano has served as the accountant for the ZIOPHARM, Inc., a Delaware corporation that became the Registrant’s wholly-owned subsidiary on September 13, 2005 and merged with and into the Registrant on September 14, 2005, since the date of that corporation’s inception in September 2003. During the years ended December 31, 2004 and 2003, and subsequently through November 9, 2005, neither the Registrant nor anyone acting on its behalf consulted with Vitale, Caturano regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

The Registrant provided Vitale, Caturano with a copy of the foregoing disclosures and provided Vitale, Caturano the opportunity to furnish a letter containing any new information, clarification of the above disclosures, or disagreements with the statements made herein.

Item 6. EXHIBITS

Exhibit No.	Description
16.1	Letter from Cordovano and Honeck, P.C.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.
Date: November 10, 2005	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2005	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

16.1	Letter from Cordovano and Honeck, P.C.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.