Form 10KSB
period 2005-12-31
ZIOPHARM ONCOLOGY INC
filed 2006-03-20
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $0.001 per share)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had no revenue for the most recent fiscal year.

As of March 3, 2006, the aggregate market value of common stock held by non-affiliates of the registrant approximated $23,404,379 based upon the closing price of the common stock on the OTC Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 3, 2006, there were 7,272,992 shares of the issuer’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2006 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III.

Traditional Small Business Disclosure Format (check one): Yes ☒   No ☐

ZIOPHARM Oncology, Inc.

Additional Information

Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract or document filed as an exhibit to this report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the “SEC”). (see “Item 13. Exhibits.”)

References in this document to “us”, “we”, “our”, “the Company”, or “the Registrant” refer to ZIOPHARM Oncology, Inc. On September 13, 2005, our wholly-owned subsidiary, ZIO Acquisition Corp., merged with and into ZIOPHARM, Inc. with ZIOPHARM Inc. remaining as the surviving corporation and our wholly-owned subsidiary. This transaction is referred to throughout this report as the “Merger.” On September 14, 2005, ZIOPHARM, Inc. merged with and into us, leaving us as the surviving corporation. In connection with this parent-subsidiary merger, we relinquished our prior corporate name, EasyWeb, Inc., and assumed in its place the name “ZIOPHARM Oncology, Inc.” The parent-subsidiary merger and name change became effective on September 14, 2005. Unless provided otherwise, references in this document to “us”, “we”, “our”, “the Company”, or “the Registrant” for periods prior to these transactions refer to ZIOPHARM, Inc. See “Description of Business - Recent Developments - Acquisition of ZIOPHARM, Inc.”

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the discussion contained in this report under the heading “Management’s Discussion and Analysis or Plan of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to development successfully our product candidates, to obtain regulatory approval for such product candidates or to successfully commercialize them, our ability to obtain additional financing, our ability to develop and maintain vendor relationships, regulatory developments relating to and the general success of our products, and our ability to protect our proprietary technology. Other risks that may impact forward-looking statements contained in this Annual Report on 10-KSB are described under the heading “Risk Factors”.

PART I

Item 1. Description of Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidate families that are related to cancer therapeutics that are already on the market or in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources. Currently, we are in U.S. phase I and I/II studies for two product candidates known as ZIO-101 and ZIO-201. We currently intend to continue with clinical development of ZIO-101 for advanced myeloma and ZIO-201 for advanced sarcoma and to study preclinically product candidates (ZIO-102, ZIO-202, etc.) in the same product families while licensing additional candidates.

Our corporate office is located at 1180 Avenue of the Americas, 19th Floor, New York, NY 10036, and our telephone number is (646) 214-0700. Our business and development operations are located in Charlestown, Massachusetts.

Cancer Overview

Cancer is a group of diseases characterized by either the runaway growth of cells or the failure of cells to die normally. Often, cancer cells spread to distant parts of the body, where they can form new tumors. Cancer can arise in any organ of the body and, according to the American Cancer Society, strikes one of every two American men and one of every three American women at some point in their lives.

It is reported that there are more than 100 different varieties of cancer divided into six major categories. Carcinomas, the most common type of cancer, originate in tissues that cover a surface or line a cavity of the body. Sarcomas begin in tissue that connects, supports or surrounds other tissues and organs. Lymphomas are cancers of the lymph system, the circulatory system that bathes and cleanses the body’s cells. Leukemias involve blood-forming tissues and blood cells. As their name indicates, brain tumors are cancers that begin in the brain, and skin cancers, including dangerous melanomas, originate in the skin. Cancers are considered metastatic if they spread via the blood or lymphatic system to other parts of the body to form secondary tumors.

Cancer is caused by a series of mutations, or alterations, in genes that control cells’ ability to grow and divide. Some mutations are inherited; others arise from environmental factors such as smoking or exposure to chemicals, radiation, or viruses that damage cells’ DNA. The mutations cause cells to divide relentlessly or lose their normal ability to die.

The cost of cancer to the healthcare system is significant. The National Institute of Health estimates that the overall cost of cancer in 2004 was $189.8 billion. This cost includes an estimate of $69.4 billion in direct medical expenses, $16.9 billion in indirect morbidity costs, and $103.5 billion in indirect mortality costs.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, and chemotherapy. There are many different drugs that are used to treat cancer, including cytotoxics or antineoplastics, hormones, and biologics. There are also many experimental treatments under investigation including radiation sensitizers, vaccines, gene therapy and immunotoxins. We believe cancer treatment represents a significant unmet medical need.

Radiotherapy. Also called radiation therapy, radiotherapy is the treatment of cancer and other diseases with ionizing radiation. Ionizing radiation deposits energy that injures or destroys cells in the area being treated - the target tissue - by damaging their genetic material, making it impossible for these cells to continue growing. Although radiation damages both cancer cells and normal cells, the latter are able to repair themselves and regain proper function. Radiotherapy may be used to treat localized solid tumors, such as cancers of the skin, tongue, larynx, brain, breast, or uterine cervix. It can also be used to treat leukemia and lymphoma.

Scientists are also looking for ways to increase the effectiveness of radiation therapy. Two types of investigational drugs are being studied for their effect on cells exposed to radiation. Radiosensitizers increase the damage done to tumor cells by radiation; and radioprotectors protect normal tissues from the effects of radiation.

Cytotoxics. Cytotoxics are anticancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells can also be harmed with the use of cytotoxics, especially those that divide quickly. Harm to healthy cells is what causes side effects. These cells usually repair themselves after chemotherapy. Chemotherapy can be used for different purposes which include curing cancer (when the patient remains free of evidence of cancer cells), controlling cancer (by preventing the cancer from spreading), and to relieving symptoms of cancer (such as pain, helping patients live more comfortably).

Cytotoxic agents act primarily on macromolecular synthesis, repair or activity, which affects the production or function of DNA, RNA or protein. Although there are many cytotoxic agents, there is a considerable amount of overlap in their mechanisms of action. As such, the choice of a particular agent or group of agents is generally not a consequence of a prior prediction of antitumor activity by the drug, but instead the result of empirical clinical trials.

Supportive Care. The treatment of a cancer may include the use of chemotherapy, radiation therapy, biologic response modifiers, surgery, or some combination of all of these or other therapeutic options. All of these treatment options are directed at killing or eradicating the cancer that exists in the patient’s body. Unfortunately, the delivery of many cancer therapies adversely affects the body’s normal organs. The undesired consequence of harming an organ not involved with cancer is referred to as a complication of treatment or a side effect.

Side effects, or complications of treatment cause inconvenience, discomfort, and occasionally, may even be fatal. Additionally and perhaps more importantly, side effects may also prevent doctors from delivering the prescribed dose of therapy at the specific time and schedule of the treatment plan. Therefore, side effects not only cause discomfort, but may also limit a patient’s ability to achieve the best outcome from treatment by preventing the delivery of therapy at its optimal dose and time.

In addition to anemia, fatigue, hair-loss, reduction in blood platelets and white and red blood cells, and bone pain, one of the most common side effects of chemotherapy is nausea and vomiting. Several drugs have been developed to help prevent and control chemotherapy-induced nausea and vomiting, which have led to improvements in the management of symptoms associated with this cancer treatment, allowing for greater accuracy and consistency concerning the administration of cancer treatment. Nausea and vomiting induced by chemotherapy are treated by drugs such as 5HT3 receptor antagonists, like ondansetron, which is a selective blocking agent of the hormone serotonin.

Product Candidates

ZIO-101

General. ZIO-101 is an organic arsenic compound covered by issued U.S. patents and applications internationally. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox®) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL) and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, nerves and liver, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical studies demonstrated that ZIO-101 (and organic arsenic in general) is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. In phase I testing, significantly higher doses of ZIO-101 have been safely administered than the labeled dose of inorganic arsenic.

In vitro testing of ZIO-101 using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer.

In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma. Leukemia is a cancer that begins in blood-forming tissue such as the bone marrow and causes large numbers of blood cells to be produced and enter the bloodstream. Lymphomas are cancers that begin in cells of the immune system. Myelodysplastic syndromes, also called preleukemia or smoldering leukemia, are diseases in which the bone marrow does not function normally.

Clinical Lead Indication: Multiple Myeloma. We expect that advanced myeloma, a hematologic cancer, will be the lead indication in which to seek regulatory approval for ZIO-101. Myeloma is a group of plasma cell cancers associated with the overproduction of monoclonal immunoglobulin (M-protein). Each year approximately 17,000 patients are diagnosed with multiple myeloma in the United States, while 65,000 patients are living with the disease. Primary treatment for myeloma is chemotherapy. Approximately 15-20% of patients with myeloma are resistant to aggressive primary treatment. Usually following two to three years of treatment, resistance to therapy occurs. The average survival of patients with progressive or resistant disease is three to four years.

The standard of care for progressive or resistant multiple myeloma may be in transition. Velcade® is approved to treat patients with myeloma that have had at least one prior therapy. Revlimid® and Thalomid® are currently in advanced trials for the treatment of myeloma. Recent clinical trials offer evidence supporting the use of these therapies either alone or in combination with other agents. However, neither treatment is universally effective. The ongoing need for new and non-cross resistant therapies for the treatment of myeloma suggests that as new therapeutic options come to market, the market will continue to grow. Penetration into the market for new agents is to a large extent independent of the number of therapies available, as every patient will fail all available agents at some point. A more rapid market penetration can be expected in the case where the therapeutic window is wide and efficacy is equal to or greater than currently available agents.

Clinical Development Plan for ZIO-101. We have commenced two phase I clinical trials (hematological and solid tumor) at The University of Texas M.D. Anderson Cancer Center using ZIO-101 in refractory disease. Phase I testing is primarily focused on assessing drug safety; however, some patients in the trials have evidenced either a response or other indications of drug activity without toxicity (as reported by the investigator). The starting dose in both phase I trials was approximately 14 times the labeled dose of inorganic arsenic.

The goal of these phase I trials is to determine dose-limiting toxicity and maximum tolerated dose. In addition, assessments of pharmacokinetic data will be obtained along with any indication of efficacy. In January 2006, the Company initiated a follow-on study to these phase I trials with a phase I/II trial in advanced myeloma. Other trials are under consideration for initiation in 2006. It is expected that a pivotal trial in multiple myeloma would begin in 2007.

The solid tumor trial is seeking to confirm data collected during preclinical studies that indicated activity in a variety of solid tumors. While the current focus for product registration is myeloma, the study results will be instructive for further development plans in solid tumors.

ZIO-201

General. ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed. Cyclophosphamide and ifosfamide are alkylating agents. Cyclophosphamide is the most widely used alkylating agent in cancer therapy and is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself, or in combination with other agents, in treating sarcoma and lymphoma. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the US Food and Drug Administration (the “FDA”).

Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201.

Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein mandates the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active—without acrolein or chloroacetaldehyde metabolites—the Company believes that the administration of ZIO-201 (without the administration of mesna) may avoid many of the toxicities of ifosfamide without compromising efficacy.

In addition to anticipated lower toxicity, ZIO-201 may have other advantages over ifosfamide and cyclophosphamide. ZIO-201 likely cross-links DNA differently than ifosfamide or cyclophosphamide metabolites, resulting in a different activity profile. Moreover, in some instances in preclinical studies, ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Potential Lead Indications for ZIO-201: Sarcomas. Sarcomas are cancers of the bone, cartilage, fat, muscle, blood vessels, or other connective or supportive tissue. Soft tissue sarcomas, the expected lead indication for ZIO-201, are relatively rare; there are 8,000 to 10,000 new cases each year in adults in the United States. However, in children, soft tissue sarcomas account for approximately 10% of all childhood cancers. There are more than 50 histological or tissue types of soft tissue sarcomas. The prognosis for patients with adult soft tissue sarcomas depends on several factors, including the patient’s age, size of the primary tumor, histological grade, and stage of the tumor. Factors associated with a poorer prognosis include age greater than 60 years, tumors larger than five centimeters, and high-grade histology. While small, low-grade tumors are usually curable by surgery alone; higher-grade or larger sarcomas are associated with higher local treatment failure rates and increased metastatic potential. Ifosfamide-based chemotherapy is a frequent standard of care for the treatment of metastatic tumors. It may also used in the adjuvant setting for high-risk primary tumors.

ZIO-201 may be a useful agent that, either alone or in combination with other agents, can deliver therapeutic activity with fewer side effects of the type that have been associated with ifosfamide. In the United States, ifosfamide is regularly included in combination regimens for the treatment of sarcomas, testicular cancers, head and neck cancer and some types of non-Hodgkin’s lymphomas. The Company believes that ZIO-201 may be able to replace ifosfamide in any or all of these combination protocols.

Clinical Development Plan for ZIO-201. A phase I clinical trial is being conducted at two centers with the objective of establishing maximum tolerated dose. The current dose level in this phase I trial is believed to be comparable to a relatively high dose of ifosfamide. The drug is being administered without mesna. Furthermore, one patient has evidence of stable disease. The Company initiated a phase I/II trial in advanced sarcoma in February 2006; additional phase II studies are in the planning stages. These trials would support the design and implementation of a registration study in 2007.

Competition

The development and commercialization for new products to treat cancer is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and specialty cancer companies. Many of our competitors have substantially more resources than the Company, including both financial and technical. In addition, many of these companies have more experience than the Company in preclinical and clinical development, manufacturing, regulatory, and global commercialization. The Company is also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees is intense.

There are a number of companies developing chemotherapies for cancer and in particular for multiple myeloma and sarcoma. Millennium Pharmaceuticals, Inc. and Celgene Corporation have marketed products to treat multiple myeloma, and many other product candidates are in clinical trials and preclinical research. There are a more limited number of competitors developing new approaches to treat sarcoma, Ariad Pharmaceuticals principal among them.

In addition to competitive companies, treatments for cancer that compete with our product candidates are summarized under the caption “Cancer Treatments.”

License Agreements and Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, to preserve our trade secrets, and to operate without infringing the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek the broadest possible intellectual property protection for our product candidates through a combination of contractual arrangements and patents, both in the United States and abroad.

Patent and Technology License Agreement — University of Texas M. D. Anderson Cancer Center and the Texas A&M University System. On August 24, 2004, the Company entered into a Patent and Technology License Agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System (collectively, the “Licensors”). Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes ZIO-101.

In October 2004, we received a notice of allowance for U.S. Patent Application No. 10/337969, entitled “S-dimethylarsino-thiosuccinic acid S-dimethylarsino-2-thiobenzoic acid S-(simethylarsino) glutathione as treatments for cancer.” The patent was granted on June 28, 2005. The patent application claims both therapeutic uses and pharmaceutical compositions containing a novel class of organic arsenicals, including ZIO-101, for the treatment of cancer. In February 2006, we announced that a second organic arsenic case has been issued under U.S. Patent No. 6995188. This patent provides further coverage of cancer treatment using organic arsenic, including ZIO-101, in combination with other agents or therapies.

As partial consideration for the license rights obtained by us, we paid the Licensors an upfront, nonrefundable $125,000 fee and issued 250,487 shares of our common stock to The University of Texas M. D. Anderson Cancer Center and granted it an option to purchase an additional 50,222 shares of our common stock for approximately $0.002 per share (such share amounts and option exercise price have been adjusted to reflect to the Merger). The option vested and became exercisable with respect to 25% of its shares upon the Company’s filing of an Investigational New Drug (“IND”) in the fiscal year ended December 31, 2005. The option will vest and become exercisable with respect to another 50% of its shares upon completion of the dosing of the last patient for both the blood and solid tumor phase I trials for ZIO-101 and will vest and become exercisable with respect to 25% of the shares upon enrollment of the first patient in a multi-center pivotal clinical trial (i.e., a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”) for ZIO-101. As additional consideration for the license, the Licensors are entitled to receive up to an aggregate of $4.85 million in cash payments, payable in varying amounts, upon the achievement of certain milestones, including $100,000 that we paid upon the commencement of the phase I clinical trial for ZIO-101 in May 2005. The Licensors are entitled to receive royalty payments from sales of a licensed product (should such a product be approved for commercial sale), as well and a portion of any fees that we may receive from a sublicensee. Finally, the license agreement provides that we will enter into two separate sponsored research agreements with the Licensors, each of which will require that we make annual payments of $100,000 for no less than two years. We will have the exclusive right to all intellectual property rights resulting from such research pursuant to the terms of the agreements.

The agreement also contains other provisions customary and common in similar agreements within the industry, such as our right to sublicense our rights under the agreement. Nevertheless, if we sublicense our rights prior to the commencement of a pivotal clinical trial (i.e., a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA), the Licensors will generally be entitled to receive a share of the payments we receive in exchange for the sublicense (subject to certain exceptions).

License Agreement with DEKK-Tec, Inc. On October 15, 2004, we entered into a license agreement with DEKK-Tec, Inc., pursuant to which we were granted an exclusive, worldwide license to the second of our lead product candidates, ZIO-201.

As partial consideration for the license rights obtained by us, we paid DEKK-Tec an upfront, non-refundable $50,000 fee. In addition, DEKK-Tec is entitled to receive cash payments in the aggregate amount of up to $3.9 million, which are payable in varying amounts upon the occurrence of certain milestone events. The majority of these milestone payments will be creditable against future royalty payments, as referenced below. We also issued DEKK-Tec an option to purchase up to 27,616 shares of our common stock for approximately $0.02 per share (such share amount and option exercise price have been adjusted to reflect to the Merger), which option vested with respect to 6,904 post-Merger shares upon the execution of the license agreement. DEKK-Tec has since exercised the vested portion of the option in its entirety. The option will vest with respect to the remaining shares upon certain milestone events culminating with final FDA approval of the first NDA submitted by us (or by our sublicensee) for ZIO-201. Finally, DEKK-Tec also is entitled to receive royalty payments on the sales of ZIO-201 should it be approved for commercial sale. The license agreement also contains other provisions customary and common in similar agreements within the industry.

Option and Research Agreements with Southern Research Institute (“SRI”). On December 22, 2004, we entered into an Option Agreement with SRI, pursuant to which we were granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs. Also on December 22, 2004, we entered into a Research Agreement with SRI pursuant to which we agreed to spend a sum not to exceed $200,000 between the execution of the agreement and December 21, 2006, including a $25,000 payment that we made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. Under the terms of the option agreement, our exclusive right to exercise the option will expire 60 days after the termination or expiration of the SRI’s research and development work in the field of isophosphoramide mustard analogs, and the delivery of the certain required reports.

Other Intellectual Property Rights and Protection. We depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors, none of which is patentable. To help protect proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely, and in the future will continue to rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Governmental Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the “FDCA,” and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

Drug Approval Process. None of our drugs may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

•	Preclinical laboratory tests, animal studies, and formulation studies;

•	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

•	Submission to the FDA of an NDA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or “cGMPs”; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND Application, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. The Company cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board for each institution where the trials will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There can be no assurance that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, a company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDCA permits the FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as Special Protocol Assessment. These agreements may not be changed after the clinical studies begin, except in limited circumstances.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The agencies review the application and may deem it to be inadequate to support the registration, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including phase 0, orphan drug, fast track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis surrogate endpoints or provide financial incentives and market exclusivity. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. A company cannot be sure that any of its drugs will qualify for any of these programs, or that, if a drug does qualify, that the review time will be reduced.

Section 505(b)(2) of the FDCA allows the FDA to approve a follow-on drug on the basis of data in the scientific literature or a prior FDA approval of an NDA for a related drug. This procedure potentially makes it easier for generic drug manufacturers to obtain rapid approval of new forms of drugs based on proprietary data of the original drug manufacturer.

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless Good Manufacturing Practice (cGMP) compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter, or in many cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

Post-Approval Requirements. Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

Employees

As of the date of this current report, the Company has 17 employees, all of which are full-time employees. Several additional  employees are expected to be hired prior to the end of 2006.

Recent Developments

Reverse Stock Split

On August 24, 2005, we (EasyWeb, Inc.) effected a 1-for-40 share combination (i.e., reverse stock split) of our capital stock. The share combination was approved by our stockholders at a special stockholder meeting held on February 28, 2005. As a result of the share combination, we had 189,922 shares of common stock outstanding immediately prior to the merger transaction with ZIOPHARM, Inc., which is discussed immediately below.

Acquisition of ZIOPHARM, Inc.

Pursuant to an Agreement and Plan of Merger dated August 3, 2005 (the “Merger Agreement”) by and among us, ZIO Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, and ZIOPHARM, Inc., a Delaware corporation, ZIO Acquisition Corp. merged with and into ZIOPHARM, Inc., with ZIOPHARM, Inc. remaining as the surviving corporation and our wholly-owned subsidiary. This transaction is referred to throughout this report as the “Merger.” The Merger was effective as of September 13, 2005, upon the filing of a certificate of merger with the Delaware Secretary of State. In consideration for their shares of ZIOPHARM, Inc. capital stock and in accordance with the Merger Agreement, the stockholders of ZIOPHARM, Inc. received an aggregate of 6,967,941 shares or approximately 97.3% of our common stock. In addition, all securities convertible into and exercisable for shares of ZIOPHARM, Inc. capital stock outstanding immediately prior to the Merger were cancelled, and the holders thereof received similar securities convertible into an aggregate of 1,366,846 shares of our common stock.

All share and per share data in this report have been adjusted to give effect to the conversions effected as part of the Merger.

The Merger Agreement was filed as Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005, and is incorporated herein by reference. The foregoing description of the Merger Agreement and the Merger do not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

On September 13, 2005, our board of directors approved a transaction pursuant to which ZIOPHARM, Inc. merged with and into us, leaving us as the surviving corporation. In connection with this parent-subsidiary merger, we relinquished our prior corporate name, EasyWeb, Inc., and assumed in its place the name “ZIOPHARM Oncology, Inc.” The parent-subsidiary merger and name change became effective on September 14, 2005.

Changes in Board of Directors

At the effective time of the Merger, the board of directors was reconstituted by the appointment of Dr. Jonathan Lewis, Richard Bagley, Dr. Murray Brennan, James Cannon, Senator Wyche Fowler, Jr., Gary S. Fragin, Timothy McInerney and Dr. Michael Weiser as directors (all of whom were directors of ZIOPHARM, Inc. immediately prior to the Merger), and the resignations of David C. Olson and David Floor from their previous positions as our directors.

RISK FACTORS

An investment in our common stock is very risky. In addition to the other information in this Annual Report on Form 10-KSB, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition or result of our operations would suffer and, in that event, the trading price of the common stock could decline. Therefore, we urge you to carefully review this entire 10-KSB and consider the following risk factors:

RISK RELATED TO OUR BUSINESS

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until and unless we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are ZIO-101(organic arsenic) and ZIO-201 (isophosphoramide mustard), and they are not approved by the FDA for sale.

We will need to seek additional sources of financing which may not be available on favorable terms, if at all.

As of December 31, 2005, we had incurred approximately $15.4 million of cumulative net losses and had approximately $8.9 million of cash and cash equivalents. Currently, we expect that we will have sufficient cash to fund our operations into the third quarter of 2006. The Company’s consolidated financial statements as of December 31, 2005 have been prepared under the assumption that the Company will continue as going concern for the year ending December 31, 2006. The Company’s independent registered public accounting firm, Vitale, Caturano & Company, Ltd., has issued a report dated March 9, 2006 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in its ability to continue as a going concern (See Note (1) in the Notes to Consolidated Financial Statements) without additional capital becoming available. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we expect our cash on-hand to fund our operations into the third quarter of 2006, changes may occur that would consume our existing capital prior to that time, including the progress of our research and development efforts, changes in governmental regulation and acquisitions of additional product candidates. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts or forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our existing stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We expect also to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	Continue to undertake preclinical development and clinical trials for product candidates;
•	Scale up the formulation and manufacturing of our product candidates;
•	Seek regulatory approvals for product candidates;
•	Implement additional internal systems and infrastructure; and
•	Hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This may result in a negative impact on the value of our common stock.

We have a limited operating history upon which to base an investment decision.

Prior to the Merger, ZIOPHARM, Inc. was a development-stage company that was incorporated in September 2003. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	Continuing to undertake preclinical development and clinical trials;
•	Participating in regulatory approval processes;
•	Formulating and manufacturing products; and
•	Conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our Company, acquiring, developing and securing our proprietary product candidates, undertaking preclinical trials and clinical trials of our product candidates ZIO-101 and ZIO-201, and manufacturing ZIO-101 and ZIO- 201. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate.

We may not be able to obtain the approvals necessary to commercialize our product candidates, ZIO-101 and ZIO-201, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application (NDA), demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate, and will require substantial resources for research, development and testing. We cannot predict whether our research, development, and clinical approaches will result in drugs that the FDA considers safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	Delay commercialization of, and our ability to derive product revenues from, our product candidates;
•	Impose costly procedures on us; and
•	Diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our product candidates, ZIO-101 and ZIO-201. Failure to obtain FDA approval of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any potential revenue source, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

In foreign jurisdictions, we similarly must receive approval from applicable regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

Our product candidates are in early stages of clinical trials, and we cannot be certain when we will be able to file an NDA with the FDA.

Our product candidates, ZIO-101 and ZIO-201, are in early stages of development and require extensive clinical testing. Notwithstanding our current clinical trial plans for each of our existing product candidates, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. As such, we cannot predict with any certainty if or when we might submit an NDA for regulatory approval of our product candidates or whether such an NDA will be accepted.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	Unforeseen safety issues;
•	Determination of dosing issues;
•	Lack of effectiveness during clinical trials;
•	Slower than expected rates of patient recruitment;
•	Inability to monitor patients adequately during or after treatment; and
•	Inability or unwillingness of medical investigators to follow our clinical protocols.

We are hopeful that we may be able to obtain “Fast Track” and or “Orphan Drug” status from the FDA for one or more of our product candidates. Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied. Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition and affords certain financial and market protection benefits to successful applicants. However, there is no guarantee that any of our product candidates will be granted Fast Track or Orphan Drug status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submission or in the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve small patient populations. Because of small sample size, the results of these clinical trials may not be indicative of future results.

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	Perceptions by members of the health care community, including physicians, regarding the safety and effectiveness of our drugs;
•	Cost-effectiveness of our products relative to competing products;
•	Availability of reimbursement for our products from government or other healthcare payers; and
•	Effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of a drug to find market acceptance would harm our business and could require us to seek additional financing in order to fund the development of future product candidates.

Our drug development program materially depends upon third-party researchers who are outside our control.

We materially rely upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed.

We rely exclusively on third parties to formulate and manufacture our product candidates.

We do not have experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently are contracting for the commercial scale manufacture of our product candidates. We intend to contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If a product candidate we develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.
•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration (the “DEA”), and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

We do not have experience selling, marketing or distributing products and we have no internal capability to do so.

We currently have no marketing, sales or distribution capabilities. If and when we become reasonably certain that we will be able to commercialize our current or future products, we anticipate allocating resources to the marketing, sales and distribution of our proposed products in North America, however, we cannot assure that we will be able to market, sell and distribute our products successfully. Our future success also may depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities and to encourage the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. Although we intend to pursue certain collaborative arrangements regarding the sale and marketing of our products, there can be no assurance that we will be able to establish or maintain our own sales operations or affect collaborative arrangements, or that if we are able to do so, our collaborators will have effective sales forces. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If a product candidate receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	Developing drugs;
•	Undertaking preclinical testing and human clinical trials;
•	Obtaining FDA and other regulatory approvals of drugs;
•	Formulating and manufacturing drugs; and
•	Launching, marketing and selling drugs.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have exclusive rights to certain U.S. and foreign intellectual property. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	The degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	If and when patents will issue;
•	Whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	Whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy generally to require our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	Obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	Abandon an infringing drug candidate;
•	Redesign our products or processes to avoid infringement;
•	Stop using the subject matter claimed in the patents held by others;
•	Pay damages; or
•	Defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	Government and health administration authorities;
•	Private health maintenance organizations and health insurers; and
•	Other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover our drugs. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, once approved, market acceptance of such products could be reduced.

We may not be able to successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business may be harmed.

Our business will subject us to the risk of liability claims associated with the use of hazardous materials and chemicals.

Our contract research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could have a materially adverse effect on our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require our contractors to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our principal scientific, regulatory and medical advisors. We do not have “key person” life insurance policies on any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, as well as sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We currently carry clinical trial insurance and product liability insurance.

There are certain interlocking relationships among us and certain affiliates of a significant stockholder of ours, which may present potential conflicts of interest.

Lindsay A. Rosenwald, M.D., who may be deemed to beneficially own approximately 17.52% of our common stock, is Chairman and Chief Executive Officer of Paramount BioCapital, Inc., an investment banking firm that served as placement agent in connection with a private placement of ZIOPHARM, Inc.’s Series A Convertible Preferred Stock that was completed in May 2005. Paramount BioCapital also served as a finder in connection with the Company’s option and research agreements with Southern Research Institute. The Company paid fees and issued securities to Paramount BioCapital or its designees in connection with these transactions and Paramount BioCapital currently has a right of first refusal to act as the placement agent for the private sale of our securities until May 31, 2008. Dr. Michael Weiser and Timothy McInerney, each of whom is a member of the Company’s board of directors, are also full-time employees of Paramount BioCapital. See “Certain Relationships and Related Transactions.”

Paramount BioCapital, Dr. Rosenwald, Dr. Weiser, and Mr. McInerney are not obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance that any biomedical or pharmaceutical products or technologies identified in the future by such parties will be made available to us. In addition, certain of our current officers and directors, as well as officers or directors that may be hereafter appointed, may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of the Company. Because we became public through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to provide analyst coverage of our Company in the future.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. As a result, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

As a company with limited capital and human resources, our management has identified that there is a lack of segregation of duties due to the limited number of employees within our company’s financial and administrative functions. Management believes that, based on the employees involved and the control procedures in place, risks associated with such lack of segregation are not significant and that the potential benefits of adding employees to segregate duties more clearly do not justify the associated added expense. However, management continues to evaluate this segregation of duties. Furthermore, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the Over-The-Counter Bulletin Board (“OTCBB”). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is not now, and there may not ever be an active market for shares of our common stock.

In general, there has been limited trading activity in shares of the Company’s common stock. The small trading volume may make it more difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Because it is a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as it meets certain per share price requirements (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds.

The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We have never paid dividends and do not intend to do so for the foreseeable future.

We have never paid dividends on our capital stock and we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in our Company will be realized, if at all, only when you sell shares of our common stock.

Item 2. Description of Property

Our corporate office is located at 1180 Avenue of the Americas, 19th Floor, New York, NY 10036. The New York office space is subject to a five-year lease agreement that expires in June 2010. Under the terms of the lease, we lease approximately 2,580 square feet and are required to make monthly rental payments of approximately $10,100 until December 31, 2007, with such payments increasing to approximately $11,000 thereafter through the remainder of the term of the lease. Our business and development operations are located as 197 Eighth Street, Suite 300, Charlestown, Massachusetts 02129. The Charlestown office space is subject to a five-year lease agreement that expires in October 2009. Under the terms of the lease, we lease approximately 2,800 square feet and are required to make monthly rental payments that range from $4,375 during the current year of the lease to $4,900 during the last year of the lease. Effective November 2005, we amended our lease in Charlestown, Massachusetts to expand our commercial space by approximately 830 square feet and are required to make additional monthly rental payments that range from $1,300 to $1,450 during the lease period. The company expects to lease an additional 1,000 to 2,000 square feet in 2006.

Item 3. Legal Proceedings

We are not currently involved in any material legal proceedings.

Item. 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II :

Item 5. Market for Common Equity and related Stockholders Matters

Prior to the consummation of the Merger, our common stock traded on the OTCBB under the symbol “ESWB.” As a result of the Company’s name change to ZIOPHARM Oncology, Inc., our common stock now trades under the symbol “ZIOP.” The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB since our common stock began trading over the counter in 2004. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Prices set forth below for periods prior to August 24, 2005 do not reflect the 1-for-40 share combination effected on that date.

	Price Range
Fiscal Year 2005 (Quarter Ended)	High	Low
December 31, 2005	$6.00	$3.25
September 30, 2005	$0.40	$0.00
June 30, 2005	$0.05	$0.00
March 31, 2005	$0.05	$0.00

Fiscal Year 2004 (Quarter Ended)	High	Low
December 31, 2004	$0.00	$0.00
September 30, 2004	$0.00	$0.00
June 30, 2004	$0.00	$0.00
March 31, 2004	$0.00	$0.00

The approximate number of stockholders of record of our common stock as December 31, 2005 was 314. We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of Operation

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidate families that are related to cancer therapeutics that are already on the market or in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources. Currently, we are in U.S. phase I and I/II studies for two product candidates known as ZIO-101 and ZIO-201. We currently intend to continue with clinical development of ZIO-101 for advanced myeloma and ZIO-201 for advanced sarcoma and to study preclinically product candidates (ZIO-102, ZIO-202, etc.) in the same product families while licensing additional candidates.

We currently have two products in development:

•
ZIO-101 is an organic arsenic compound covered by issued U.S. patents and applications internationally. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox®) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL), a precancerous condition, and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart and liver, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical and phase I clinical studies to date have demonstrated that ZIO-101 (and organic arsenic in general) is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. In vitro testing of ZIO-101 using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma.

Phase I testing of ZIO-101 is ongoing with two safety and dose finding studies at The University of Texas M. D. Anderson Cancer Center (“MDACC”). As of December 2, 2005, monitored safety data for 8 patients enrolled in the ongoing phase I clinical study (blood cancers) through to completion at the 109 mg/m2 (milligrams per meter squared) dose-level cohort are available. The ongoing phase I study in solid cancers recently completed the 420 mg/m2/d x 5 d dose level with no dose limiting toxicities identified. Monitored safety data, as of November 30, 2005, is available for 16 subjects through to completion of enrollment at the 214 mg/m2 dose level cohort. The Company has seen encouraging signs of clinical activity in both of these studies including impact on blood and bone marrow blast cells in patients with acute myelogenous leukemia (AML) and one patient with metastatic renal cell carcinoma where metastasis to the brain resolved. The Company recently initiated a phase I/II advanced multiple myeloma study to be conducted in the U.S., Canada and Europe designed to determine maximum tolerated dose and to assess clinical activity in this specific indication. This study began at a dose of 109 mg/m2 utilizing the same dosing regimen as the ongoing phase I studies. The Company expects to pursue registration in the U.S. for the treatment of advanced multiple myeloma with a potentially pivotal trial to begin in 2007.

•
ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed. Cyclophosphamide and ifosfamide are alkylating agents. The Company believes cyclophosphamide is the most widely used alkylating agent in cancer therapy and is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself, or in combination in treating sarcoma and lymphoma. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the FDA. Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201. Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active—without acrolein or chloroacetaldehyde metabolites—we believe that the administration of ZIO-201 may avoid many of the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In addition to anticipated lower toxicity, ZIO-201 (and without the co-administration of mesna) may have other advantages over ifosfamide. In preclinical studies ZIO-201 likely cross-links DNA differently than ifosfamide or cyclophosphamide metabolites, resulting in a different activity profile. Moreover, in some instances ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Phase I testing of ZIO-201 is ongoing at two sites in the U.S. (Karmanos Cancer Center at Wayne State University in Detroit and Premiere Oncology in Los Angeles). This study is treating patients at a dose of 787 mg/m2 with no dose limiting toxicities identified. IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity seen with ifosfamide has occurred in the higher dose cohorts. One patient with advanced mesothelioma continues to have stable disease following 15 cycles of therapy with ZIO-201 as a single agent. The Company recently initiated a phase I/II trial in advanced sarcoma at The University of Texas M. D. Anderson Cancer Center. The MDACC will be joined by additional centers in the U.S., Canada and Europe in the coming months. A phase II study in patients with advanced sarcoma utilizing a modified dosing regimen in the U.S. is expected to initiate in the first half of 2006 and plans for a phase I/II study in pediatric sarcoma are well advanced. The Company expects to pursue registration in the U.S. for the treatment of advanced sarcoma and a pivotal trial to begin in 2007.

Currently, we are in U.S. phase I/II studies for both of these drug candidates. In January 2006, we initiated a phase I/II with ZIO-101 in advanced multiple myeloma and in February 2006 with ZIO-201 in advanced sarcoma. We intend to continue with clinical development of ZIO-101 for advanced myeloma and ZIO-201 for advanced sarcoma. However, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

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

Plan of Operation

Our plan of operation for the fiscal year ended December 31, 2006, is to continue implementing our business strategy, including the clinical development of our two lead product candidates, ZIO-101 and ZIO-201. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during those 12 months to include:

•	Fees and milestone payments required under the license agreements relating to our existing product candidates and additional in-licensed candidates;
•
Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for ZIO-101 and ZIO-201 and preclinical costs associated with back-up candidates ZIO-102 and ZIO-202;

•	Costs related to the scale-up and manufacture of ZIO-101 and ZIO-201;
•	Rent for our facilities; and
•	General corporate and working capital, including general and administrative expenses.

As part of our plan for additional employees, we anticipate hiring several additional full-time employees in medical, regulatory and administrative support. In addition, we intend to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of product development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two product candidates, over the next 12 months we expect to spend approximately $5.9 million on clinical trials (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $3.2 million on manufacturing costs, $244,000 on facilities, rent and other facilities related costs, and approximately $9.4 million on general corporate and working capital. We believe that we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the third quarter of 2006. See “Liquidity and Capital Resources” below.

Product Candidate Development and Clinical Trials

ZIO-101. ZIO-101, organic arsenic, is being developed presently to treat advanced myeloma. As a follow-on to the ongoing phase I trials, a phase I/II trial in advanced multiple myeloma was initiated in January 2006. With the completion of patient enrollment of this trial in 2006, we expect to initiate a registration trial in advanced multiple myeloma. We will continue to explore the use of ZIO-101 in solid tumors as well as other phase II trials. Preclinical development will continue with a back-up compound designated as ZIO-102. Additional compounds are being synthesized under our agreement with The University of Texas M.D. Anderson Cancer Center and the Texas A&M University System. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue through the period leading to the expected registration trial 2007. Preclinical development will continue with additional compounds and routes of administration.

ZIO-201. ZIO-201, stabilized isophosphoramide mustard, is being developed presently to treat advanced sarcoma. As follow-on to the ongoing phase I trial, a phase I/II trial in advanced sarcoma was initiated in February 2006 and other trials are in the advanced planning stage. With the completion of patient enrollment of this trial in 2006, we expect to initiate a registration trial in advanced sarcoma. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue through the period leading to the expected registration trial in the first half of 2007. Preclinical development with continue with back-up analogues.

Results of Operations for the fiscal year ended December 31, 2005 versus December 31, 2004

Revenues. We had no revenues for the fiscal year ended December 31, 2005 and 2004.

Research and development expenses. For the year ended December 31, 2005, research and development expenses increased to approximately $5.6 million from approximately $2.1 million in the twelve-month period ended December 31, 2004, an increase of approximately 163%. The increase is attributable to an increase of $1.2 million spent on clinical trials, $1.9 in manufacturing related costs, $0.2 million in pre-clinical costs, and $0.3 million in employee related costs as we built infrastructure to support the research and development efforts. For the next year, we expect research and development spending to continue to increase as we continue to progress our clinical trials and continue with commercial scale-up manufacturing activities.

General and administrative expenses. For the year ended December 31, 2005, general and administrative expenses increased to approximately $4.2 million from approximately $3.6 million in the year ended December 31, 2004, and increase of approximately 17%. The increase is primarily attributable to a nonrecurring payment of $425,000 due on closing of the merger. For the next year, we expect general and administrative spending to approximate the same level as seen in the year ended December 31, 2005.

Other income (expense). Other income increased to approximately $270,000 in the year ended December 31, 2005 from approximately $21,000 in the year ended December 31, 2004, an increase of approximately 1171%. Other income during the year ended December 31, 2005 was primarily comprised of interest income. The increase in the period is due to higher cash balances available for investing purposes.

Net income (loss). For the reasons described above, the net loss increased to approximately $9.5 million in the year ended December 31, 2005 from approximately $5.7 million in the year ended December 31, 2005, an increase of approximately 67%,.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $8.9 million in cash and cash equivalents. We believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the third quarter of 2006. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At December 31, 2005, the Company’s accumulated deficit was approximately $15.4 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

Our actual cash requirements may vary materially from those now planned because of a number of factors including:

•	changes in the focus and direction of our research and development programs;
•	competitive and technical advances;
•	costs of commercializing any of product candidates;
•	costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights;
•	or other developments.

We will need to raise additional capital to continue to fund our research and development and operations after we exhaust our current cash resources in order to continue our long-term plans for clinical trials and new product development. We expect to finance our cash needs through the sale of equity securities and possibly strategic collaborations or debt financings or through other sources that may be dilutive to existing stockholders. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

When we seek to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the twelve months ended December 31, 2005, we received $4,815 proceeds from the exercise of stock options and gross proceeds of approximately $18.1 million ($16.8 net of issuance costs) as a result of the sale by ZIOPHARM, Inc. of Series A Convertible Preferred Stock in a private placement transaction. During the twelve months ended December 31, 2004, we received proceeds of approximately $4.5 million as a result of the sale by ZIOPHARM, Inc. of common stock in a private placement transaction.

At December 31, 2005, working capital was approximately $6.8 million, compared to working capital deficit of approximately $445,000 at December 31, 2004. The increase in working capital reflects the approximately $16.8 million in net proceeds received in ZIOPHARM, Inc.’s sale of Series A Preferred stock offset by the use of funds for operations.

Capital expenditures were approximately $130,000 for the year ended December 31, 2005. We anticipate capital expenditures will be approximately $100,000 for the fiscal year ended December 31, 2006.

The Company’s significant lease obligation payable is as follows:

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$846,151	$189,776	$398,038	$258,337	$—

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounting for stock-based compensation and research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, legal expenses resulting from intellectual property prosecution and organizational affairs and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

Our results include non-cash compensation expense as a result of the issuance of stock option and warrant grants. We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We follow the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. We have adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, for all stock-based awards as of December 31, 2004. Had we applied the fair value recognition provisions of SFAS No. 123, our net loss for the year ended December 31, 2004 and 2005 would have increased by approximately $110,000 and $844,000, respectively. We expect to record additional non-cash compensation expense in the future, which may be significant. The Company’s most critical estimates consist of accounting for stock-based compensation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. Based on current options outstanding, we anticipate the adoption of this statement to result in approximately $765,000 of additional compensation expense to be recognized in the year of adoption.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation.

Item 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of ZIOPHARM Oncology, Inc.:
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2005 and 2004	F-2
Statements of Operations for the Years Ended December 31, 2005 and 2004, for the Period from Inception (September 9, 2003) through December 31, 2003, and for the Period from Inception (September 9, 2003) through December 31, 2005
F-3
S Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, for the Period from Inception (September 9, 2003) through December 31, 2003, and for the Period from Inception (September 9, 2003) through December 31, 2005
F-4
Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2005 and 2004 and For the Period from Inception (September 9, 2003) through December 31, 2003
F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Charlestown, Massachusetts

We have audited the balance sheets of ZIOPHARM Oncology, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004, for the period from inception (September 9, 2003) through December 31, 2003 and for the period from inception (September 9, 2003) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, for the period from inception (September 9, 2003) through December 31, 2005, and for the period from inception (September 9, 2003) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vitale, Caturano & Company, Ltd.
Boston, Massachusetts
March 9, 2006

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,880,717	$1,026,656
Prepaid expenses and other current assets	211,837	117,571
Total current assets	9,092,554	1,144,227

Property and equipment, net	269,702	240,733

Deposits	5,700	60,046
Other non current assets	124,343	–

Total assets	$9,492,299	$1,445,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$835,997	$709,947
Accrued expenses	1,418,819	879,376
Total current liabilities	2,254,816	1,589,323
Deferred rent	35,557	–
Commitments and contingencies (Note 6)

Stockholders' equity (deficit):
Common stock, $.001 par value; 280,000,000 shares authorized;
7,248,115 and 2,761,625 shares issued and outstanding
at December 31, 2005 and 2004, respectively	7,248	2,761
Additional paid-in capital	22,559,034	5,700,355
Deficit accumulated during the development stage	(15,364,356)	(5,847,433)
Total stockholders' equity (deficit)	7,201,926	(144,317)

Total liabilities and stockholders' equity (deficit)	$9,492,299	$1,445,006

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the years ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003) through
December 31, 2003, and for the period from inception
(September 9, 2003) through December 31, 2005

			For the Period	For the Period
			from Inception	from Inception
	For the	For the	(September 9,	(September 9,
	Year	Year	2003)	2003)
	Ended	Ended	through	through
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2005

Revenue	$-	$-	$-	$-

Operating expenses and other income:
Research and development, including
costs of research contracts	5,593,850	2,126,607	-	7,720,457
General and administrative	4,193,553	3,581,959	160,634	7,936,146
Total operating expenses	9,787,403	5,708,566	160,634	15,656,603

Loss from operations	(9,787,403)	(5,708,566)	(160,634)	(15,656,603)

Interest income	270,479	21,269	498	292,247
Net loss	$(9,516,923)	$(5,687,297)	$(160,136)	$(15,364,356)

Basic and diluted net loss per share	$(2.32)	$(2.37)	$(2.04)

Weighted average common shares outstanding used to
compute basic and diluted net loss per share	4,101,514	2,402,017	78,320

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

		For the	For the Period	For the Period
	For the	Twelve	from Inception	from Inception
	Twelve months	Months	(September 9, 2003)	(September 9, 2003)
	ended	ended	through	through
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2005

Cash flows from operating activities:
Net loss	$(9,516,923)	$(5,687,297)	$(160,136)	$(15,364,356)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	101,232	33,953	-	135,185
Stock-based compensation	98,755	703,116	-	801,871
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(94,266)	(117,571)	-	(211,837)
Other noncurrent assets	(124,343)	-	-	(124,343)
Deposits	54,346	(60,046)	-	(5,700)
Increase in:
Accounts payable	126,050	647,448	62,499	835,997
Accrued expenses	539,443	879,376	-	1,418,819
Deferred rent	35,557	-	-	35,557
Net cash used in operating activities	(8,780,149)	(3,601,021)	(97,637)	(12,478,807)

Cash flows from investing activities:
Purchases of property and equipment	(130,201)	(274,686)	-	(404,887)
Net cash used in investing activities	(130,201)	(274,686)	-	(404,887)

Cash flows from financing activities:
Stockholders' capital contribution	-	-	500,000	500,000
Proceeds from issuance of common stock, net	4,815	4,500,000	-	4,504,815
Proceeds from issuance of preferred stock, net	16,759,596	-	-	16,759,596
Net cash provided by financing activities	16,764,411	4,500,000	500,000	21,764,411

Net increase in cash and cash equivalents	7,854,061	624,293	402,363	8,880,717

Cash and cash equivalents, beginning of period	1,026,656	402,363	-	-

Cash and cash equivalents, end of period	$8,880,717	$1,026,656	$402,363	$8,880,717

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (continued)
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

	For the	For the	For the Period	For the Period
	Twelve	Twelve	from Inception	from Inception
	months	Months	(September 9, 2003)	(September 9, 2003)
	ended	ended	through	through
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2005

Supplementary disclosure of cash flow information:

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agent, in connection with preferred stock issuance	$1,682,863	$-	$-	$1,682,863

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)

	Series A Convertible Preferred Stock		Warrants to Purchase Series A Convertible Preferred Stock	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders' Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Stage	(Deficit)

Stockholders' contribution, September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$500,000
Net loss	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003	-	-	-	250,487	250	499,750	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	4,500,000
Issuance of common stock for services				256,749	257	438,582	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	264,277	-	264,277
Net loss	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004	-	-	-	2,761,625	2,761	5,700,355	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock (net of expenses of $1,340,263 and warrant costs of $1,682,863)	4,197,946	15,076,733	-	-	-	-	-	-
Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-
Issuance of Common stock to EasyWeb Shareholders				189,922	190	(190)	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,946	4,198	16,755,398	-	16,759,596
Issuance of common stock due to exercise of stock options	-	-	-	98,622	99	4,716	-	4,815
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	98,755	-	98,755
Net loss	-	-	-	-	-	-	(9,516,923)	(9516,923)

Balance at December 31, 2005	-	$-	$-	7,248,115	$7,248	$22,559,034	$(15,364,356)	$7,201,926

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

1.	ORGANIZATION

 ZIOPHARM Oncology, Inc. (“ZIOPHARM” or the “Company”) is a development stage biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, products for the treatment of important unmet medical needs in cancer.

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2005, the Company’s accumulated deficit was approximately $15.4 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantital doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. However, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

On August, 3, 2005, the Company entered into an Agreement and Plan of Merger dated as of August 3, 2005 (the “Merger Agreement”) with EasyWeb, Inc., a Delaware corporation (“EasyWeb”), and ZIO Acquisition Corp., a Delaware corporation and wholly owned subsidiary of EasyWeb (“ZIO Acquisition”). EasyWeb was a company that was incorporated in September 1998 and had been in the business of designing, marketing, selling and maintaining customized and template turnkey sites on the Internet that are hosted by third parties. At the time of the Merger (as defined below), however, EasyWeb had no operating business and had limited assets and liabilities. Pursuant to the Merger Agreement, ZIO Acquisition merged with and into ZIOPHARM, with ZIOPHARM remaining as the surviving company and a wholly-owned subsidiary of EasyWeb (the “Merger”). In connection with the Merger, which was effective as of September 13, 2005, ZIO Acquisition ceased to exist and the surviving company changed its corporate name to ZIOPHARM, Inc. Based upon an Exchange Ratio, as defined in the Merger Agreement, in exchange for all of their shares of capital stock in ZIOPHARM, the ZIOPHARM stockholders received a number of shares of Common Stock of EasyWeb such that, upon completion of the Merger, the then-current ZIOPHARM stockholders held approximately 96.8% of the outstanding shares of Common Stock of EasyWeb on a fully-diluted basis. Upon completion of the Merger, EasyWeb ceased all of its remaining operations and adopted and continued implementing the business plan of ZIOPHARM. Further, effective upon the Merger, the then current officers and directors of EasyWeb resigned, and the then current officers and directors of ZIOPHARM were appointed officers and directors of EasyWeb. In conjunction with the Merger, ZIOPHARM made payments of approximately $425,000 to certain affiliates of EasyWeb in the third quarter of 2005. Subsequently, on September 14, 2005, ZIOPHARM merged with into EasyWeb and EasyWeb changed its name to ZIOPHARM Oncology, Inc.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

1.	ORGANIZATION (continued)

Although EasyWeb is the legal acquirer in the transaction, ZIOPHARM became the registrant with the Securities and Exchange Commission. Under generally accepted accounting principles, the transaction was accounted for as a reverse acquisition, whereby ZIOPHARM was considered the acquirer of EasyWeb for financial reporting purposes because ZIOPHARM’s stockholders controlled more than 50% of the post-transaction combined entity, the management and the board were that of ZIOPHARM after the transaction, EasyWeb had no operating activity and limited assets and liabilities as of the transaction date and the continuing operations of the entity are those of ZIOPHARM.

Accordingly, the equity of EasyWeb has been adjusted to reflect a recapitalization of the stock and the equity of ZIOPHARM has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of EasyWeb immediately prior to the Merger. The historical financial statements of ZIOPHARM have become the historical financial statements of the Company. The historical stockholders’ equity has been retroactively restated to adjust for the exchange of shares pursuant to the Merger Agreement. All share and per share information included in the accompanying financial statements and notes give effect to the exchange, except as otherwise stated.

On June 6, 2005, the Company completed an offering (the “Offering”) of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company issued 4,197,946 (8,379,564 - pre-Merger) shares at $4.31 ($2.16 per share, pre-Merger) for gross proceeds of approximately $18.1 million. In connection with the Offering, the Company compensated Paramount BioCapital, Inc., placement agent for the Offering (“Paramount”), or its affiliates for its services through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire 419,794 (837,956 - pre-Merger) shares of Series A Preferred Stock (the “Series A Stock Warrants”), exercisable for a period of 7 years from the Closing Date at a per share exercise price equal to 110% of the price per share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also paid Paramount an expense allowance of $50,000 to reimburse Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for any private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

The Company has valued the Series A Stock Warrants using the Black-Scholes model and recorded a charge of $1,682,863 against additional paid-in capital. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%. The net proceeds from the Offering will be used for research and development, licensing fees and expenses, and for working capital and general corporate purposes.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with a maturity of ninety days or less when purchased.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts payable and accrued expenses approximate their fair value because of their short-term nature. Short-term investments are carried at aggregate fair value. At December 31, 2005 and 2004, there were no short-term investments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates expected to be in effect in the year(s) in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that such assets will not be realized.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, which is three to five years.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES…continued

Research and Development Costs

Costs related to research and development are charged to expense when incurred. Such costs include proprietary research and development activities and expenses associated with research and development contracts, whether performed by the Company or contracted with independent third parties.

Accounting for Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes (Note 9). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, for all stock-based awards as of December 31, 2005.

The following illustrates the effect on net loss had the Company applied the fair value recognition provisions of SFAS No. 123:

	For the year ended December 31,		For the period from inception (September 9, 2003) to December 31,
	2005	2004	2003
Net loss:
As reported	$(9,516,923)	$(5,687,297)	$(160,136)
Stock-based compensation expense included in reported net loss	98,755	703,116	—
Stock-based compensation expense under the fair value-based method	(942,888)	(813,095)	—
Pro forma net loss	$(10,361,056)	$(5,797,276)	$(160,136)

Basic and diluted net loss per share:
As reported	$(2.32)	$(2.37)	$(2.04)
Pro forma	$(2.53)	$(2.41)	$(2.04)

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES…continued

Accounting for Stock-Based Compensation...continued

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted average fair value of stock options granted to employees in 2005 and 2004 was approximately $3.43 and $1.32 per share, respectively. The following table summarizes the assumptions used in the Black-Scholes option pricing model:

	2005	2004	2003
Expected life	5 years	5 years	—
Expected volatility	109% - 114%	134%	—
Dividend yield	0%	0%	—
Weighted average risk-free interest rate	3.77 - 4.39%	3.6%	—

Recently Issued Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. Based on current options outstanding, the Company anticipates the adoption (fiscal 2006) of this statement to result in approximately $765,000 of additional compensation costs to be recognized in the year of adoption.

Net Loss Per Share

Consistent with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The impact of options and warrants to purchase 1,576,988 and 728,262 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2005 and 2004, respectively.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

3.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	Estimated
	Useful Life
	(Years)	2005	2004

Software, Office & Computer equipment	3	$349,527	$274,686
Leasehold Improvements	3	43,004	—
Manufacturing Equipment	5	12,357	—
		404,888	274,686
Less - accumulated depreciation and amortization		135,186	33,953
		$269,702	$240,733

Depreciation and amortization expense was $101,232, $33,953 and $0 for the year ended December 31, 2005 and 2004 and for the period from Inception (September 9, 2003) to December 31, 2003, respectively.

4.	ACCRUED EXPENSES

Accrued expenses at December 31, 2005 and December 31, 2004, consisted of the following:

	2005	2004

Employee compensation	$441,668	$506,391
Professional services	76,649	42,767
Research and development consulting services	69,466	8,340
Clinical consulting services	369,439	37,667
Manufacturing services and manufacturing consulting services	388,563	212,211
Founders fee	—	60,000
Accrued vacation	6,765	—
Other	66,269	12,000
	$1,418,819	$879,376

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

5.	RELATED PARTY TRANSACTIONS

The Company had engaged Paramount BioCapital, Inc. (“Paramount”) to assist in placing shares of Series A Preferred Stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,911(4,848,376 pre-Merger) shares of Common Stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,456 (2,424,188 pre-Merger) shares of Common Stock to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

In connection with the December 22, 2004 Option Agreement with Southern Research Institute (“SRI”), the Company entered into a Finders Agreement, dated December 23, 2004, with Paramount pursuant to which the Company has agreed to compensate Paramount, for services in connection with the Company’s introduction to SRI through the payment of (a) a cash fee of $60,000 and (b) warrants to purchase 62,621 (125,000 pre-Merger) shares of the Company’s Common Stock at a price equal to $4.75 ($2.38 pre-Merger) per share. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%. In December 2004, the Company expensed the $60,000 that was payable to Paramount and recognized compensation expense in the amount of $251,037 for the issuance of the warrants.

In connection with the Series A Preferred Stock Offering, the Company and Paramount entered into an Introduction Agreement in January 2005, pursuant to which the Company had agreed to compensate Paramount for its services in connection with the Offering through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock issued in the Offering, exercisable for a period of 7 years from the Closing Date at a per Share exercise price equal to 110% of the price per Share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also agreed to pay to Paramount a non-accountable expense allowance of $50,000 to reimburse the Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for the private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

Dr. Michael Weiser and Mr. Timothy McInerney, who are both members of the Board of Directors of the Company, are also full-time employees of Paramount. In addition, David M. Tanen, who was a member of the Board of Directors of the Company, was a full-time employee of Paramount from July 1996 through August 2004. Mr. John Knox, our former Treasurer, is also a full-time Paramount employee.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

6.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company leases office space in two locations under agreements expiring in 2009 and 2010. The leases include payment increases over the term of the agreements. The total amount of the lease payments is being charged to expense using the straight-line method over the term of the agreement.

Future minimum lease payments under noncancelable operating leases as of December 31, 2005, were as follows:

Operating
Leases
2006	$189,776
2007	192,499
2008	205,539
2009	195,105
2010	63,232

$846,151

License Agreement

Patent and Technology License Agreement- The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, the Company entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System (collectively, the “Licensors”). Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to US and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water - and lipid-based) for human and animal use. The class of water-based organic arsenicals includes ZIO-101.

In October 2004, the Company received a notice of allowance for US Patent Application No. 10/337969, entitled “S-dimethylarsino-thiosuccinic acid S-dimethylarsino-2-thiobenzoic acid S-(simethylarsino) glutathione as treatments for cancer.” The patent application claims both therapeutic uses and pharmaceutical compositions containing a novel class of organic arsenicals, including ZIO-101, for the treatment of cancer. In February 2006, we announced that a second organic arsenic case has been issued under U.S. Patent No. 6995188.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

6.	COMMITMENTS AND CONTINGENCIES...continued

License Agreement...continued

As partial consideration for the license rights obtained, the Company made an upfront payment of $125,000 and granted the Licensors 250,487 (500,000 pre-Merger) shares of our Common Stock, as well as options to purchase up to an additional 50,222 (100,250 pre-Merger) shares of our Common Stock for $0.002 per share, following the successful completion of certain clinical milestones (the “Anderson Options”). The Company expensed the $125,000 upfront payment and recognized research and development compensation expense of $426,339 in connection with the issuance of the Common Stock in the year ended December 31, 2004. The Anderson Options became immediately exercisable with respect to 12,555 (25,063 pre-Merger) shares of our Common Stock upon the filing of an Investigation New Drug Application (“ IND”) for ZIO-101 in the fiscal year ended December 31, 2005 and the company recognized compensation expense.. The Anderson Options will vest and become exercisable with respect to an additional 25,111 (50,125 pre-Merger) shares upon the completion of dosing of the last patient for both phase I clinical trials, and will vest and become exercisable with respect to an additional 12,556 (25,062 pre-Merger) shares upon the commencement of a pivotal clinical trial. During 2005, the Company recognized research and development compensation expense of $54,115 in connection with the vesting of the Anderson Options in respect to the filing of an IND for ZIO-101. The options are subject to variable plan accounting and are re-measured at each reporting period. In addition, the Licensors are entitled to receive certain milestone payments (the “Anderson Milestones”), including $100,000 to be paid upon the commencement of phase I clinical trial for which the Company recognized the expense in the year ended December 31, 2005. The Company may be required to make additional payments upon achievement of certain other milestones, in varying amounts which on a cumulative basis could total up to $4,750,000. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product should such a product be approved for commercial sale and sales of a licensed product be effected in the United States, Canada, the European Union or Japan. The Licensors also will be entitled to receive a portion of any fees that the Company may receive from a possible sublicensee. Finally, the Company agreed to remit to the Licensors $200,000 for at least each of the next two years to be used by the Licensors to conduct scientific research funding. The Company will have the exclusive right to all intellectual property rights resulting from such research pursuant to the terms of the license agreement.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense our rights under the agreement. However, if we sublicense our rights prior to the commencement of a pivotal study (i.e., a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA), the Licensors will be entitled to receive a share of the payments we receive in exchange for the sublicense (subject to certain exceptions).

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license to the second lead product candidate, ZIO-201. As part of the signing of license agreement with DEKK-Tec, the Company expensed a $50,000 up-front payment in the year ended December 31, 2004.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

6.	COMMITMENTS AND CONTINGENCIES...continued

In consideration for our license rights, DEKK-Tec is entitled to receive milestone payments upon the occurrence of certain events. In consideration for our license rights, DEKK-Tec is entitled to receive milestone payments upon the occurrence of certain events. The Company may be required to make payments upon achievements of certain milestones, in varying amounts which on a cumulative basis may total $3,900,000. Of the aggregate milestone payments, most of the total amount will be creditable against future royalty payments, as referenced below. The options are subject to variable plan accounting and are re-measured at each reporting period. In 2004, the Company also issued DEKK-Tec an option to purchase 27,616 (55,125 pre-Merger) shares of our Common Stock for $0.02 per share, which option vested with respect to 6,904 (13,781 pre-Merger) shares upon the execution of the license agreement and was exercised in the fiscal year ended December 31, 2005. The options are subject to variable plan accounting and are re-measured at each reporting period. In 2004, the Company has estimated the fair value of such options using the Black-Scholes model, using an assumed risk-free rate of 3.35%, and expected life of 5 years, volatility of 134% and dividend yield of 0%. In 2004, the Company recorded a charge of $12,190 to research and development expense for the vested options. The option will vest with respect to the remaining shares upon certain milestone events, culminating with final FDA approval of the first NDA submitted by us (or by our sublicensee) for ZIO-201. Finally, DEKK-Tec also is entitled to receive royalty payments on the sales of ZIO-201 should it be approved for commercial sale.

The license agreement also contains other provisions customary and common in similar agreements within the industry.

Option Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs (the “SRI Option”).

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200,000 between the execution of the agreement and December 21, 2006, including a $25,000 payment that we made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs (the “SRI Research Program”). Under the terms of the Option Agreement, the Company’s exclusive right to exercise the SRI Option will expire sixty days after the termination or expiration of the SRI Research Program and the delivery of the reports required thereunder. (See Note 5- Related Party Transactions)

Guarantees and indemnification Obligations

Certain officers and employees have agreements with the company that call for a guarantee bonus that is payable within 30 days after the employee’s anniversary date. Certain officer and employees also have specific severance agreements.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

7.	INCOME TAXES

The components of the net deferred tax asset (liability) are as follows:

	December 31,	December 31,
	2005	2004
Net operating loss carryforwards	$2,550,081	$494,881
Start-up and organizational costs	3,392,774	1,502,217
Research and development credit carryforwards	293,606	81,670
Accrued bonus	16,779	200,343
Depreciation	14,419	(4,102)
Other	56,042	8,816
Net deferred tax assets	6,323,701	2,283,825
Deferred tax asset valuation allowance	(6,323,701)	(2,283,825)
	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $6,332,000 and $1,229,000, respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2023. Under the IRC, certain substantial changed in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $4,039,876 due primarily to net operating loss carryforward, stock based compensation, and the increase in research and development credits.

Income taxes using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the change in the valuation allowance on deferred tax assets.

8.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

As a result of the merger, the Company has authorized capital of 280,000,000 shares, of which all shares have been designated as common stock, par value $.001 per share (the “Common Stock”).

Common Stock of ZIOPHARM, Inc.

As of December 31, 2005, the Company has issued and outstanding 7,248,115 shares of Common Stock and no shares of preferred stock.

In September 2003, the Company issued 2,000,000 (before the split discussed below and the Merger) shares of Common Stock at $0.25 per share for gross proceeds of $500,000.

In February 2004, the Company issued 18,000,000 (before the split discussed below and the Merger) shares of Common Stock at $0.25 per share for gross proceeds of $4,500,000.

In February 2004, the Company amended its articles of incorporation to provide for the combination of the Company’s common stock, par value $0.001 per share on a 1-for-4 basis (all other share amounts presented reflect the reverse split).

Convertible Preferred Stock of ZIOPHARM, Inc.

All shares of Series A Preferred Stock have been converted into shares of Common Stock of the Company.

Voting Rights

The holders of Series A Preferred Stock were entitled to vote together with all other holders of the Company’s voting stock on an “as-converted” basis on all matters submitted to a vote of holders generally. The holders of Series A Preferred Stock, voting as a separate class, had the right to approve by a 66% supermajority certain actions proposed to be taken by the Company.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

8.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY...continued

Convertible Preferred Stock...continued

Dividend Rights

The holders of Series A Preferred Stock were entitled to receive dividends on an equal basis with the holders of Common Stock when, as and if declared by the Board of Directors.

Liquidation Preferences

The Series A Preferred Stock shall rank senior to the Common Stock and any future class of junior securities, and were entitled to a liquidation preference equal to the Stated Value, subject to adjustment (as defined in the Certificate of Designations), upon any liquidation, dissolution or winding up of the Company or upon a voluntary or involuntary bankruptcy of the Company.

Conversion Rights

Each share of Series A Preferred Stock was convertible into Common Stock at any time at the option of the holder thereof (the Series A Preferred Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock are sometimes herein collectively referred to as the “Securities”). All of the outstanding shares of Series A Preferred Stock automatically converted into Common Stock upon the first date (the “Trading Date”) on which the Common Stock (or securities received in exchange for Common Stock) trades on a national securities exchange or on NASDAQ, including the Over the Counter Bulletin Board (a “Trading Event”). The rate at which shares of Series A Preferred Stock converted into Common Stock was initially to be one-for-one, subject to adjustment in connection with certain anti-dilution protections and other adjustments.

In the event of a reclassification, capital reorganization or other similar change in the outstanding shares of Common Stock, a consolidation or merger of the Company with or into another entity (other than a consolidation or merger in which the Corporation is the continuing entity and which does not result in a reclassification, capital reorganization or other change of outstanding shares of Common Stock other than the number thereof), or a sale of the property of the Company as, or substantially as, an entirety (other than a sale/leaseback, mortgage or other financing transaction), the Series A Preferred Stock became convertible into the kind and number of shares of stock or other securities or property (including cash) that the holders of Series A Preferred Stock would have received if the Series A Preferred Stock had been converted into Common Stock immediately prior to such reclassification, capital reorganization or other change, consolidation, merger or sale.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

9.	STOCK OPTION PLAN

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company has reserved for the issuance of 1,252,435 (2,500,000 pre-Merger) shares of our Common Stock. The Plan was approved by our stockholders on December 21, 2004. The Company has issued under its 2003 Stock Option Plan 973,639 shares that are issuable upon exercise of outstanding options to purchase Common Stock. To date, the Company has outstanding options to our employees to purchase up to 881,964 shares of the Company’s Common Stock. In addition, the Company has outstanding to our directors options to purchase up to 90,175 (180,000 pre-Merger) shares of the Company’s Common Stock, as well as options to a consultant in connection with services rendered to purchase up to 250 (500 pre-Merger) shares of the Company’s Common Stock. The Company has estimated the fair value of such options using the Black-Scholes model, using an assumed risk-free rate of 4.23%, and expected life of 10 years, volatility of 134% and dividend yield of 0%. The options issued to the consultant were valued at $1,050, and recorded as a charge to general and administration compensation expense. As a part of the merger, the Company assumed 1,250 outstanding options from EasyWeb.

The Company has also reserved an aggregate of 77,838 (155,375 pre-Merger) additional shares for issuance under options to purchase shares of the Company’s Common stock that were granted outside of the 2003 Stock Option Plan. The options were granted to The University of Texas M.D. Anderson Cancer Center and DEKK-Tec, Inc. (See Note 6- Commitments and Contingencies).

Transactions under the Plan for the year December 31, 2005 were as follows:
		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2004	1,250	$20.00
Granted	586,553	1.25
Exercised	—	—
Canceled	—	—
Outstanding, December 31, 2004	587,803	$1.29
Granted	542,389	3.60
Exercised	(91,719)	0.05
Canceled	(64,834)	3.29
Outstanding, December 31, 2005	973,639	$2.56

Options available for future grants	271,676

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

9.	STOCK OPTION PLAN (continued)

The following table summarizes information about stock options outstanding that are in the plan at December 31, 2005:
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.08	268,654	8.07	$0.08	89,551	$.08
$0.44	25,111	8.07	$0.44	8,370	$.44
$1.70	176,750	8.52	$1.70	58,917	$1.70
$4.05	109,250	9.96	$4.05	—	$—
$4.31	392,624	9.41	$4.31	115,345	$4.31
$20.00	1,250	4.97	$20.00	1,250	$20.00
	973,639	8.90	$2.56	273,434	$2.31

10.	WARRANTS

The Company also issued warrants to purchase 62,621 (125,000 pre-Merger) shares of the Company’s Common Stock to Paramount as compensation for services rendered in connection with our entering into an option agreement with Southern Research Institute. In connection with the warrants issued, the Company recorded a charge of $251,037 to general and administrative expense. The Company has estimated the fair value of such options using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%.

In 2005, the Company also issued performance warrants to purchase 50,000 shares of the Company’s Common Stock for services to be rendered to its investor relations consultant as compensation. In connection with the warrant issuance 12,500 shares are exercisable immediately and the Company recorded a charge of $44,640 to general and administrative expense in the year ended December 31, 2005. The Company has estimated the fair value of such options using the Black-Scholes model, using an assumed risk-free rate of 4.39%, and expected life of 5 years, volatility of 109% and dividend yield of 0%. The remaining warrants vest in increments of 12,500, 12,500 and 12,500 based on certain performance objectives.

In connection with the Offering completed in June 2005, the Company compensated Paramount, placement agent for the Offering, or its affiliates for its services through the payment of placement warrants to acquire 419,794 (837,956 - pre-Merger) shares of Series A Preferred Stock (the Series A Stock Warrants), exercisable for a period of 7 years from the Closing Date at a per share exercise price equal to 110% of the price per share sold in the Offering. The Company valued the Series A Stock Warrants using the Black-Scholes model and recorded a charge of $1,682,863 against additional paid-in capital. The Company has estimated the fair value of the Series A Stock Warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2005 and 2004,
for the period from inception (September 9, 2003)
through December 31, 2003, and for the period from
inception (September 9, 2003) through December 31, 2005

10.	WARRANTS (continued)

The following is a summary of warrants outstanding as of December 31, 2005.

Number	Issued in connection with	Exercise Price	Expiration Date

62,621	Services performed	$4.75	December 23, 2011
419,794	Placement warrants for services performed	$4.75	May 31, 2012
50,000	Services performed	$4.75	November 22, 2012
532,415

11.	Employee Benefit Plan

The Company sponsors a qualified 401(k) Retirement Plan ( the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company does not presently make contributions to the Plan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 9, 2005, the Company, upon the recommendation and approval of its audit committee, dismissed Cordovano and Honeck, P.C., independent registered public accounting firm, as its principal independent accountant. On the same date, the Company engaged Vitale, Caturano & Company, Ltd., independent registered public accounting firm, to serve as the Company’s principal independent accountant.

Cordovano and Honeck’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2004 and 2003, and subsequently through the date of Cordovano and Honeck’s dismissal, there were no disagreements with Cordovano and Honeck on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Cordovano and Honeck’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company’s financial statements for such fiscal years.

The Company provided Cordovano and Honeck with a copy of the foregoing disclosures and requested that Cordovano and Honeck furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter was filed on November 11, 2005 as Exhibit 16.1 to the Form 10-QSB for the quarter ended September 30, 2005.

Vitale, Caturano & Company, Ltd. has served as the accountant for ZIOPHARM, Inc., a Delaware corporation that became the Company’s wholly-owned subsidiary on September 13, 2005 and merged with and into the Company on September 14, 2005, since the date of ZIOPHARM, Inc.’s inception in September 2003. During the years ended December 31, 2004 and 2003, and subsequently through November 9, 2005, neither the Compaany nor anyone acting on its behalf consulted with Vitale, Caturano & Company, Ltd. regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

The Company provided Vitale, Caturano & Company, Ltd. with a copy of the foregoing disclosures and provided Vitale, Caturano the opportunity to furnish a letter containing any new information, clarification of the above disclosures, or disagreements with the statements made herein.

Item 8A. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC, there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are not considered significant, and that the potential benefits of adding additional employees to segregate duties more clearly do not currently justify the associated added expense. However, management will reevaluate the situation periodically and will mitigate the current lack of segregation of duties within the general administrative functions if it believes the risks from such lack of segregation have increased or when additional capital is secured.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Our Board of Directors adopted a Code of Business Conduct and Ethics to be applicable to all officers, directors and employees. The Code of Business Conduct and Ethics is intended to be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board adopted the Code of Business Conduct and Ethics in February 2006. A copy of the Code of Business Conduct and Ethics can be obtained and will be provided to any person without charge upon written request to the Company’s Treasurer Secretary at the Company’s headquarters address.

Item 10. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 12. Certain Relationships and Related Transactions

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 13. EXHIBITS

The following exhibits, as required by Item 601 of Regulation S-B are filed as a part of this report:
Exhibit No.	Description of Document

2.1
Agreement and Plan of Merger among the Registrant (formerly EasyWeb, Inc.), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2005).

3.1
Certificate of Incorporation of the Registrant (formerly EasyWeb. Inc.), as filed with the Delaware Secretary of State on May 16, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

3.2
Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed September 19, 2005).

3.3
Certificate of Ownership of the Registrant (formerly EasyWeb, Inc.) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed September 19, 2005).

3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed September 19, 2005).
4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).
4.2
Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

4.3
Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

4.4
Warrant for the Purchase of Shares of Common Stock dated December 23, 2004. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

4.5	Option for the Purchase of Common Stock dated October 15, 2004 and issued to DEKK-Tec, Inc.
4.6	Form of Option for the Purchase of Shares of Common Stock dated August 30, 2004 and issued to The University of Texas M.D. Anderson Cancer Center.
4.7	Schedule identifying material terms of Options for the Purchase of Shares of Common Stock in the form filed as Exhibit 4.6 to this Report.
10.3
Employment Agreement dated January 15, 2004, between the Registrant and Dr. Robert Peter Gale (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.4
Employment Agreement dated July 21, 2004, between the Registrant and Richard Bagley (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.5
Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).++

10.6
License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).++

10.7
Form of subscription agreement between the ZIOPHARM, Inc. and the investors in ZIOPHARM, Inc.’s private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.8	Form of Incentive Stock Option Agreement granted under 2003 Stock Option Plan
10.9	Form of Employee Non-Qualified Stock Option Agreement granted under 2003 Stock Option Plan
10.10	Form of Director Non-Qualified Stock Option Agreement granted under 2003 Stock Option Plan
23.1	Consent of Independent Registered Public Accounting Firm - Vitale, Caturano & Company, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
++ Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: March 20, 2006	By:	/s/ Jonathan Lewis
Jonathan Lewis
Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2006	By:	/s/ Richard Bagley
Richard Bagley
President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Lewis
Jonathan Lewis	Director and Chief Executive Officer (Principal Executive Officer)	March 20, 2006
/s/ Richard Bagley
Richard Bagley	Director, President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Accounting and Financial Officer)	March 20, 2006

Murray Brennan	Director	March 20, 2006
/s/ James Cannon
James Cannon	Director	March 20, 2006
/s/ Timothy McInerney
Timothy McInerney	Director	March 20, 2006

Wyche Fowler, Jr.	Director	March 20, 2006
/s/ Gary S. Fragin
Gary S. Fragin	Director	March 20, 2006
/s/ Michael Weiser
Michael Weiser	Director	March 20, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1
Agreement and Plan of Merger among the Registrant (formerly EasyWeb, Inc.), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2005).

3.1
Certificate of Incorporation of the Registrant (formerly EasyWeb. Inc.), as filed with the Delaware Secretary of State on May 16, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

3.2
Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed September 19, 2005).

3.3
Certificate of Ownership of the Registrant (formerly EasyWeb, Inc.) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed September 19, 2005).

3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed September 19, 2005).
4.1	Specimen common stock certificate. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).
4.2
Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

4.3
Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

4.4
Warrant for the Purchase of Shares of Common Stock dated December 23, 2004. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

4.5	Option for the Purchase of Common Stock dated October 15, 2004 and issued to DEKK-Tec, Inc.
4.6	Form of Option for the Purchase of Shares of Common Stock dated October 15, 2004 and issued to The University of Texas M.D. Anderson Cancer Center.
4.7	Schedule identifying material terms of Options for the Purchase of Shares of Common Stock in the form filed as Exhibit 4.6 to this Report.
10.1	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).
10.2
Employment Agreement dated January 8, 2004, between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.3
Employment Agreement dated January 15, 2004, between the Registrant and Dr. Robert Peter Gale (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.4
Employment Agreement dated July 21, 2004, between the Registrant and Richard Bagley (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.5
Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).++

10.6
License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).++

10.7
Form of subscription agreement between the ZIOPHARM, Inc. and the investors in ZIOPHARM, Inc.’s private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-129020) filed October 14, 2005).

10.8	Form of Incentive Stock Option Agreement granted under 2003 Stock Option Plan
10.9	Form of Employee Non-Qualified Stock Option Agreement granted under 2003 Stock Option Plan

10.10	Form of Director Non-Qualified Stock Option Agreement granted under 2003 Stock Option Plan
23.1	Consent of Independent Registered Public Accounting Firm - Vitale, Caturano & Company, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
++ Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.