Form 10KSB/A
period 2005-12-31
ZIOPHARM ONCOLOGY INC
filed 2006-04-12
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB /A
(Amendment No. 1)

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

As of March 3, 2006, the aggregate market value of common stock held by non-affiliates of the registrant approximated $23,404,379 based upon the closing price of the common stock on the OTC Bulletin Board as of the close of business on that date. Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons maybe be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 3, 2006, there were 7,272,992 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☒  No ☐

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, which amends in part the Company’s Form 10-KSB originally filed on March 20, 2006, is being filed solely for the purpose of amending the information set forth in Item 8A.

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB on March 20, 2006, or modify or update the disclosures therein in any way other than as required to reflect the amendment to Item 8A set forth above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-KSB on March 20, 2006. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8A. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

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

ZIOPHARM ONCOLOGY, INC.
Date: April 12, 2006	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)
Date: April 12, 2006	By:	/s/ Richard Bagley
Richard Bagley President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.