Form 10QSB
period 2006-03-31
ZIOPHARM ONCOLOGY INC
filed 2006-05-15
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

As of May 8, 2006, there were 15,264,248 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☒  No ☐

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets March 31, 2006 (unaudited) and December 31, 2005	3

	Statement of Operations for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) to March 31, 2006 (unaudited)	4

	Statement of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) to March 31, 2006 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the three months ended March 31, 2006 (unaudited) and for the year ended December 31, 2005 and 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	25

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Under Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27
	Signatures	28
	Exhibit Index	29

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,079,203	$8,880,717
Short-term investments	4,500,000	-
Prepaid expenses and other current assets	296,132	211,837
Total current assets	5,875,335	9,092,554
Property and equipment, net	301,770	269,702

Deposits	5,700	5,700
Other non current assets	125,200	124,343
Total assets	$6,308,005	$9,492,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$544,907	$835,997
Accrued expenses	1,443,077	1,418,819
Total current liabilities	1,987,984	2,254,816
Deferred rent	36,436	35,557
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized;
7,272,992 and 7,247,992 shares issued and outstanding
at March 31, 2006 and December 31, 2005, respectively	7,273	7,248
Additional paid-in capital	22,859,708	22,559,034
Deficit accumulated during the development stage	(18,583,396)	(15,364,356)
Total stockholders' equity	4,283,585	7,201,926

Total liabilities and stockholders' equity	$6,308,005	$9,492,299

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operation
For the three months ended March 31, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) through March 31, 2006 (unaudited)

	For the three Months Ended March 31, 2006	For the three Months Ended March 31, 2005	For the Period from Inception (September 9, 2003) Through March 31, 2006
	(unaudited)	(unaudited)	(unaudited)
Research contract revenue	$-	$-	$-

Operating expenses and other income:
Research and development, including
costs of research contracts	1,768,250	1,598,571	9,488,707
General and administrative	1,504,628	665,857	9,440,774
Total operating expenses	3,272,878	2,264,428	18,929,481

Loss from operations	(3,272,878)	(2,264,428)	(18,929,481)

Interest income	53,838	3,873	346,085
Net loss	$(3,219,040)	$(2,260,555)	$(18,583,396)

Basic and diluted net loss per share	$(0.44)	$(0.82)

Weighted average common shares outstanding used to compute
basic and diluted net loss per share	7,269,501	2,761,621

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

For the three months ended March 31, 2006 and 2005 (unaudited) and for the period from inception(September 9, 2003) through March 31, 2006 (unaudited)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the Period from Inception (September 9, 2003) through March 31, 2006
Cash flows from operating activities:
Net loss	$(3,219,040)	$(2,260,555)	$(18,583,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,631	23,001	171,816
Non-cash stock-based compensation	300,674	-	1,102,545
Loss on disposal of fixed assets	1,166	-	1,166
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(84,295)	25,872	(296,132)
Other noncurrent assets	(857)	4,014	(125,200)
Deposits	-	-	(5,700)
Increase (decrease) in:
Accounts payable	(291,090)	1,091,507	544,907
Accrued expenses	24,258	228,091	1,443,077
Deferred rent	879	-	36,436
Net cash used in operating activates	(3,231,674)	(888,070)	(15,710,481)

Cash flows from investing activities:
Purchases of property and equipment	(69,865)	(1,298)	(474,752)
Increase in short-term investments	(4,500,000)	-	(4,500,000)
Net cash used in investing activities	(4,569,865)	(1,298)	(4,974,752)

Cash flows from financing activities:
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock, net	-	-	4,504,815
Issuance of common stock for services rendered	25	-	25
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	25	-	21,764,436

Net increase (decrease) in cash and cash equivalents	(7,801,514)	(889,368)	1,079,203

Cash and cash equivalents, beginning of period	8,880,717	1,026,656	-

Cash and cash equivalents, end of period	$1,079,203	$137,288	$1,079,203

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agent, in connection with preferred stock issuance	$-	$-	$1,682,863

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the three months ended March 31, 2006 (unaudited), For the Year ended December 31, 2005 and 2004 and
For the Period from Inception (September 9, 2003) to December 31, 2003

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Convertible Preferred Stock		Warrants to Purchase Series A Convertible Preferred Stock	Common Stock		Additional Paid-in	DeficitAccumulated during the Development	Total Stockholders ' Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Stage	(Deficit)
Stockholders' contribution, September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$500,000
Net loss	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003 (audited)	-	-	-	250,487	250	499,750	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	4,500,000
Issuance of common stock for services				256,749	257	438,582	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	264,277	-	264,277
Net loss	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004 (audited)	-	-	-	2,761,625	2,761	5,700,355	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock	4,197,946	15,076,733	-	-	-	-	-	-
Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-
Issuance of Common stock to EasyWeb Shareholders				189,922	190	(190)	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	16,755,398	-	16,759,596
Issuance of common stock for options	-	-	-	98,622	99	4,716	-	4,815
Fair value of options/warrants issued for nonemployee services						98,755		98,755
Net loss	-	-	-	-	-	-	(9,516,923)	(9,516,923)

Balance at December 31, 2005 (audited)	-	-	-	7,247,992	7,248	22,559,034	(15,364,356)	7,201,926

Issuance of common stock for services rendered	-	-	-	25,000	25	106,225	-	106,250
Stock based compensation for employees	-	-	-	-	-	194,449	-	194,449
Net loss	-	-	-	-	-	-	(3,219,040)	(3,219,040)

Balance at March 31, 2006 (unaudited)	-	-	-	7,272,992	$7,273	$22,859,708	$(18,583,396)	$4,283,585

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS….CONTINUED

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three months ended March 31, 2006 and 2005

1.	BASIS OF PRESENTATION AND OPERATIONS

The financial statements included herein have been prepared by ZIOPHARM Oncology, Inc. (“ZIOPHARM” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in ZIOPHARM Oncology, Inc.’s Form 10-KSB filed on March 20, 2006 for the fiscal year ended December 31, 2005.

ZIOPHARM is a development stage biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, products for the treatment of important unmet medical needs in cancer.

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2006, the Company’s accumulated deficit was approximately $18.6 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

On May 3, 2006, the Company completed the sale of an aggregate of 7,991,256 shares (the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement  (the “Offering”) for total gross proceeds of approximately $37 million before deducting selling commissions and expenses. (See note 7)

On August 3, 2005 the Company entered into an Agreement and Plan of Merger dated as of August 3, 2005 (the “Merger Agreement”) with EasyWeb, Inc., a Delaware corporation (“EasyWeb”), and ZIO Acquisition Corp., a Delaware corporation and wholly owned subsidiary of EasyWeb (“ZIO Acquisition”). EasyWeb was a company that was incorporated in September 1998 and had been in the business of designing, marketing, selling and maintaining customized and template turnkey sites on the Internet that are hosted by third parties. At the time of the Merger (as defined below), however, EasyWeb had no operating business and had limited assets and liabilities. Pursuant to the Merger Agreement, ZIO Acquisition merged with and into ZIOPHARM, with ZIOPHARM remaining as the surviving company and a wholly-owned subsidiary of EasyWeb (the “Merger”). In connection with the Merger, which was effective as of September 13, 2005, ZIO Acquisition ceased to exist and the surviving company changed its corporate name to ZIOPHARM, Inc. Based upon an Exchange Ratio, as defined in the Merger Agreement, in exchange for all of their shares of capital stock in ZIOPHARM, the ZIOPHARM Stockholders received a number of shares of Common Stock of EasyWeb such that, upon completion of the Merger, the then-current ZIOPHARM Stockholders held approximately 96.8% of the outstanding shares of Common Stock of EasyWeb on a fully-diluted basis. Upon completion of the Merger, EasyWeb ceased all of its remaining operations and adopted and continued implementing the business plan of ZIOPHARM. Further, effective upon the Merger, the then current officers and directors of EasyWeb resigned, and the then current officers and directors of ZIOPHARM were appointed officers and directors of EasyWeb and EasyWeb changed its name to ZIOPHARM Oncology, Inc. In conjunction with the Merger, ZIOPHARM made payments of approximately $425,000 in September 2005 to certain affiliates of EasyWeb. Subsequently, on September 14, 2005 ZIOPHARM merged with and into EasyWeb and EasyWeb changed its name to ZIOPHARM Oncology, Inc.

Although EasyWeb was the legal acquirer in the transaction, ZIOPHARM became the registrant with the Securities and Exchange Commission. Under generally accepted accounting principles, the transaction was accounted for as a reverse acquisition, whereby ZIOPHARM was considered the acquirer of EasyWeb for financial reporting purposes because ZIOPHARM’s stockholders controlled more than 50% of the post-transaction combined entity, the management and the board were that of ZIOPHARM after the transaction, EasyWeb had no operating activity and limited assets and liabilities as of the transaction date, and the continuing operations of the entity are those of ZIOPHARM.

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

    On June 6, 2005, the Company completed an offering (the “Offering”) of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company issued 4,197,944 shares at $4.31 for gross proceeds of approximately $18.1 million. In connection with the Offering, the Company compensated Paramount BioCapital, Inc., placement agent for the Offering (“Paramount”), or its affiliates for its services through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire 419,794 shares of Series A Preferred Stock (the Series A Stock Warrants), exercisable for a period of 7 years from the Closing Date at a per share exercise price equal to 110% of the price per Share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also paid Paramount an expense allowance of $50,000 to reimburse Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for any private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

The Company has valued the Series A Stock Warrants using the Black-Scholes model recording a cost of $1,682,683. The Company has estimated the fair value of such warrants using the Black-Scholes model, using and assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

The results disclosed in the Statements of Operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) Share-Based Payment, using the modified prospective method, which results in the provision of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award using the Black Scholes Model and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which resulted in account for employee share options at their intrinsic value in the financial statements.

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three months ended March 31, 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

Three months ended March 31,
2006
Research and development, including costs of research contracts	$27,991
General and administrative	166,458
Share based compensation expense before tax	194,449
Income tax benefit	-
Net compensation expense	$194,449

Stock Based Compensation…continued

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $194,449 for the three months ended March 31, 2006, which caused the Company’s net loss to increase by $194,449 and its net loss per share to increase by $.02 per share for the period. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, through disclosure only. SFAS 123 required the measurement of the fair value of stock option or warrants granted to employees to be included in the statement of operations or alternatively, disclosed in the notes to the financial statements. The Company previously accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and had elected the disclosure only alternative under SFAS 123. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company had recorded the fair value of each stock option as determined at the date of grant using the Black-Scholes option pricing model

The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock based awards for the three-month period ended March 31, 2005:

Three months ended March 31,
2005
Net loss:
As reported	$(2,260,555)
Stock-based compensation expense included in reported net loss	-
Stock-based compensation expense under the fair value-based method	(233,785)
Pro forma net loss	$(2,494,340)

Basic and diluted net loss per share:
As reported	$(0.82)
Pro forma	$(0.90)

3.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

On December 31, 2005 the Company has authorized capital of 280,000,000 shares which has been designated as Common Stock. On April 26, 2006, the date of the Company’s annual stockholders meeting, the shareholders approved the adoption of an Amended and Restated Certificate of Incorporation pursuant to which the Company has 280,000,000 shares of authorized capital stock, of which 250,000,000 shares are designated as common stock, par value $.001 per share (the “Common Stock”), and 30,000,000 shares are designated as preferred stock, par value $.001 per share ( the “ Preferred Stock”).

Common Stock of ZIOPHARM, Inc.

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

Convertible Preferred Stock of ZIOPHARM, Inc.

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

Convertible Preferred Stock of  Stockholders' Equity... continued

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

Conversion Rights

Each share of Series A Preferred Stock would have been convertible into Common Stock at any time at the option of the holder thereof (the Series A Preferred Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock are sometimes herein collectively referred to as the “Securities”). All of the outstanding shares of Series A Preferred Stock would have automatically convert into Common Stock upon the first date (the “Trading Date”) on which the Common Stock (or securities received in exchange for Common Stock) trades on a national securities exchange or on NASDAQ, including the Over the Counter Bulletin Board (a “Trading Event”). The rate at which shares of Series A Preferred Stock will convert into Common Stock will initially be one-for-one, subject to adjustment in connection with certain anti-dilution protections and other adjustments.

In the event of a reclassification, capital reorganization or other similar change in the outstanding shares of Common Stock, a consolidation or merger of the Company with or into another entity (other than a consolidation or merger in which the Corporation is the continuing entity and which does not result in a reclassification, capital reorganization or other change of outstanding shares of Common Stock other than the number thereof), or a sale of the property of the Company as, or substantially as, an entirety (other than a sale/leaseback, mortgage or other financing transaction), the Series A Preferred Stock would have become convertible into the kind and number of shares of stock or other securities or property (including cash) that the holders of Series A Preferred Stock would have received if the Series A Preferred Stock had been converted into Common Stock immediately prior to such reclassification, capital reorganization or other change, consolidation, merger or sale.

4.	RELATED PARTY TRANSACTIONS

The Company had engaged Paramount BioCapital, Inc. (“Paramount”) to assist in placing shares of Series A Preferred Stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,910 shares of Common Stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,455 shares of Common Stock, to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

Related Party Transactions...continued

In connection with the December 22, 2004 Option Agreement with Southern Research Institute (“SRI”), the Company entered into a Finders Agreement, dated December 23, 2004, with Paramount pursuant to which the Company had agreed to compensate Paramount, for services in connection with the Company’s introduction to SRI through the payment of (a) a cash fee of $60,000 and (b) warrants to purchase 62,621 shares of the Company’s Common Stock at a price equal to $4.75 per share. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%. In December 2004, the Company expensed the $60,000 that was payable to Paramount and recognized compensation expense in the amount of $251,037 for the issuance of the warrants.

In connection with the Series A Preferred Stock Offering) the Company and Paramount entered into an Introduction Agreement in January 2005 (the “Introduction Agreement”), pursuant to which the Company agreed to compensate Paramount for its services in connection with the Offering through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock issued in the Offering, exercisable for a period of 7 years from the Closing Date at a per Share exercise price equal to 110% of the price per Share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also agreed to pay to Paramount a non-accountable expense allowance of $50,000 to reimburse the Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for the private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

In connection with the offering, on May 3, 2006, the Company paid Paramount a cash commissions equal to 7% of the gross proceeds from the sale of the Shares sold by Paramount in the Offering, resulting in a cash payment of approximately $1,578,756. In addition, the Company issued  7-year warrants  to the Placement Agents and their designees to purchase an aggregate of 799,125 shares of the Company’s common stock (10 percent of the Shares sold in the Offering) at an exercise price of $5.09 per share (the “Placement Agent Warrants”). (See Note 7 - Subsequent Event)

Dr. Michael Weiser and Mr. Timothy McInerney, who are both members of the Board of Directors of the Company, are also full-time employees of Paramount.

5.	STOCK OPTION PLAN

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which we had reserved for the issuance of 1,252,436 shares of our Common Stock as of March 31, 2006. The Plan was approved by our stockholders on December 21, 2004. On April 26, 2006, the date of the Company’s annual stockholders meeting, the shareholders approved an amendment to the Plan increasing the total shares reserved by 750,000 shares for a total of 2,002,436 shares.

As of March 31, 2006, there were 973,639 shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase Common Stock. As of March 31, 2006, the Company had issued to our employees options to purchase up to 881,964 shares of the Company’s Common Stock. In addition, the Company has issued to our directors options to purchase up to 90,175 shares of the Company’s Common Stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s Common Stock. The Company had estimated the fair value of the options issued to the consultant using the Black-Scholes model, using an assumed risk-free rate of 4.23%, and expected life of 10 years, volatility of 134% and dividend yield of 0%. The options issued to the consultant were valued at $1,050, and recorded as a charge to compensation expense in December 2004.

Stock Option Plan...continued

Currently, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the day before the date of grant. Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 77,839 additional shares for issuance under options granted outside of the 2003 Stock Option Plan.

During three months ended March 31, 2006 and 2005, no options were granted, exercised or cancelled under the 2003 Stock Option plan.

Stock option activity under the Company’s stock plan for the three-month period ended March 31, 2006  was as follows:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Outstanding, January 1, 2006	973,639	$2.56
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding, March 31, 2006	973,639	$2.56	8.7	2,200,200
Options exercisable, March 31, 2006	417,423	$1.97	8.4	1,180,876

At March 31, 2006, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $1,037,613. The cost is expected to be recognized over a weighted-average period of 1.4 years.

On April 26, 2006, the Company granted stock options to each of its six non-employee directors to purchase 15,000 shares of the Company’s common stock. Each such stock option was granted under the 2003 Stock Option Plan, was vested with respect to all shares on the date of grant and has an exercise  price per share equal to $5.01.

Stock Option Plan...continued

Also on April 26, 2006, the Company granted stock options, each with an exercise price per share equal to $5.01, to the following officers and one additional Vice President in the amounts and subject to the vesting provisions set forth below:

Name	Title	No. of Options	Vesting
Jonathan Lewis	Chief Executive Officer	214,315	100% upon date of grant
Richard E. Bagley	President, Chief Operating Officer, Treasurer and Chief Financial Officer	54,873	100% upon date of grant
Robert Newman	Vice President Business Operations (non-officer)	40,000	50% upon date of grant and 50% on December 14, 2006
Robert Peter Gale	Senior Vice President Research	25,000	50% upon date of grant and 50% on December 14, 2006

6.	WARRANTS

The Company issued warrants to purchase 62,621 shares of the Company’s Common Stock to Paramount as compensation for services rendered in connection with our entering into an option agreement with Southern Research Institute. In connection with the warrants issued, the Company recorded a charge of $251,037 to general and administrative expense. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%.

In 2005, the Company also issued performance warrants to purchase 50,000 shares of the Company’s Common Stock for services to be rendered to its investor relations consultant as compensation. In connection with the warrant issuance, 12,500 shares are exercisable immediately and the Company recorded a charge of $44,640 to general and administrative expense in the year ended December 31, 2005. The Company had estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 4.39%, and expected life of 5 years, volatility of 109% and dividend yield of 0%. The remaining warrants vest in increments of 12,500, 12,500 and 12,500 based on certain performance objectives.

In connection with the Offering completed in June 2005, the Company compensated Paramount, the placement agent for the Offering, or its affiliates for its services through the payment of placement warrants to acquire 419,794 shares of Series A Preferred Stock (the Series A Stock Warrants), exercisable for a period of 7 years from the Closing Date at a per share exercise price equal to 110% of the price per share sold in the Offering. The Company valued  the Series A Stock Warrants using the Black-Scholes model and recorded a charge of  $1,682,863 against additional paid-in capital. The Company had estimated the fair value of the Series A Stock Warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

Warrants...continued

On May 3, 2006, as part of the offering, the Company issued warrants to purchase 2,397,392 shares of common stock to investors and 799,125 warrants to purchase common stock to the Placement Agents and their designees. (See Note 7 - Subsequent Event)

7.	SUBSEQUENT EVENT

Pursuant to Subscription Agreements (the “Subscription Agreements”) between the Company and certain institutional and other accredited investors, on May 3, 2006, the Company completed the sale of an aggregate of 7,991,256 shares (the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement (the “Offering”). In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The total gross proceeds resulting from the Offering was approximately $37 million, before deducting selling commissions and expenses. Following the completion of Offering, the Company has 15,264,248 shares of common stock outstanding.

The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (together,  the “Placement Agents”) as co-placement agents in connection with the Offering. In  consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents and their designees aggregate cash commissions of $2,589,966(of which $1,578,756 was paid to Paramount) and  issued  7-year warrants  to the Placement Agents and their designees to purchase an aggregate of 799,125 shares of the Company’s common stock (10 percent of the Shares sold in the Offering) at an exercise price of $5.09 per share (the “Placement Agent Warrants”). The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the Offering.

Pursuant to the Offering, the Company agreed to use its best efforts to (i) file a registration statement covering the resale of the Shares and the common stock issuable upon exercise of the Warrants and Placement Agent Warrants within 30 days following the closing date of the Offering, and (ii) use its reasonable commercial efforts to cause  the registration statement to be effective within 120 days after such final closing date.

Neither the Shares, Warrants or Placement Agent Warrants sold and issued in the Offering (including the shares of common stock issuable upon exercise of the Warrants or Placement Agent Warrants), were registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the Shares, Warrants and Placement Agent  Warrants did not involve a public offering as each investor was “accredited” and no general solicitation was involved in the Offering.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to successfully develop or commercialize our product candidates, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 10-KSB filed on March 20, 2006.

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

We currently have two products in development:

•
ZIO-101 is an organic arsenic compound covered by issued U.S. patents and applications internationally. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox®) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL), a precancerous condition, and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical and phase I clinical studies to date have demonstrated that ZIO-101 (and organic arsenic in general) is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. In vitro testing of ZIO-101 using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma.

Phase I testing of ZIO-101 is ongoing with two safety and dose finding studies at The University of Texas M. D. Anderson Cancer Center (“MDACC”). The Company has seen encouraging signs of clinical activity in both of these studies including impact on blood and bone marrow blast cells in patients with acute myelogenous leukemia (AML) and including one patient with metastatic renal cell carcinoma where metastasis to the brain resolved. The Company recently initiated a phase I/II advanced multiple myeloma study to be conducted in the U.S., Canada and Europe designed to determine maximum tolerated dose and to assess clinical activity in this specific indication. The Company expects to pursue registration in the U.S. for the treatment of advanced multiple myeloma with a potentially pivotal trial to begin in 2007.

•
ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed. Cyclophosphamide and ifosfamide are alkylating agents. The Company believes cyclophosphamide is the most widely used alkylating agent in cancer therapy and is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself, or in combination in treating sarcoma and lymphoma. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the FDA. Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201. Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active without acrolein or chloroacetaldehyde metabolites, the Company believes that the administration of ZIO-201 may avoid many of the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In addition to anticipated lower toxicity, ZIO-201 (and without the co-administration of mesna) may have other advantages over ifosfamide. In preclinical studies ZIO-201 likely cross-links DNA differently than ifosfamide or cyclophosphamide metabolites, resulting in a different activity profile. Moreover, in some instances ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Phase I testing of ZIO-201 is ongoing at two sites in the U.S. (Karmanos Cancer Center at Wayne State University in Detroit and Premiere Oncology in Los Angeles). IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity seen with ifosfamide has occurred in the higher dose cohorts. One patient with advanced mesothelioma had stable disease for 18 cycles of therapy with ZIO-201 as a single agent. The Company recently initiated a phase I/II trial in advanced sarcoma at The University of Texas M. D. Anderson Cancer Center. The MDACC will be joined by additional centers in the U.S., Canada and Europe in the coming months. A phase II study in patients with advanced sarcoma utilizing a modified dosing regimen in the U.S. is expected to initiate in the first half of 2006 and plans for a phase I/II study in pediatric sarcoma are well advanced. The Company expects to pursue registration in the U.S. for the treatment of advanced sarcoma with a potentially pivotal trial to begin in 2007.

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

Plan of Operation

Our plan of operation for the next twelve months, is to continue implementing our business strategy, including the clinical development of our two lead product candidates, ZIO-101 and ZIO-201. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during those 12 months to include:

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

As part of our plan for additional employees, we anticipate hiring several additional full-time employees in medical, regulatory, clinical and financial. In addition, we intend to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of product development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two product candidates, over the next 12 months we expect to spend approximately $5.9 million on clinical trials (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $3.2 million on manufacturing costs, approximately $400,000 on facilities, rent (including additional space not presently contracted) and other facilities related costs, and approximately $9.4 million on general corporate and working capital. We believe that we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the second quarter of 2008 with the proceeds from the offering received on May 3, 2006. (See “Note 7 - Subsequent Event” and “Liquidity and Capital Resources” below.)

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

ZIO-201. ZIO-201, stabilized isophosphoramide mustard, is being developed presently to treat advanced sarcoma. As follow-on to the ongoing phase I trial, a phase I/II trial in advanced sarcoma was initiated in February 2006 and other trials are in the advanced planning stage. With the completion of patient enrollment of this trial in 2006, we expect to initiate a registration trial in advanced sarcoma in 2007. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue through the period leading to the expected registration trial in 2007. Preclinical development will continue with back-up analogues.

Results of Operations

Revenues. We had no revenues for either of the three-month periods ended March 31, 2006 and 2005.

Research and development expenses. For the three-month period ended March 31, 2006, research and development expenses increased by $169,679, or 11%, to $1,768,250 from $1,598,571 in the three-month period ended March 31, 2005. The increase is attributable to an increase of approximately $28,000 in stock compensation expense related to stock options and approximately $160,000 in employee related costs. We had an increase of approximately $314,000 spent on clinical trials offset by decrease of approximately $382,000 in manufacturing related costs. For the remainder of the year, we expect research and development spending related to our existing product candidates to approximate the same level as seen in the first quarter of 2006, as we continue with clinical trials and our manufacturing activities.

General and administrative expenses. For the three month period ended March 31, 2006, general and administrative expenses increased by $838,771, or 126%, to $1,504,628 from $665,857 in the three-month period ended March 31, 2005. The increase is attributable to approximately $166,000 in stock compensation expense related to stock options, approximately $106,000 as compensation expense for common stock issued to an investor relations consultant, approximately $80,000 for investors relations services, approximately $60,000 in legal and accounting costs resulting in part from our becoming a public reporting company, and approximately $153,000 in employee related costs as we have built infrastructure to support the research and development efforts. For the remainder of the year, we expect general and administrative spending to approximate the same level as seen in the first quarter of 2006.

Other income (expense). Other income increased by $49,965 to $53,838 in the three-month period ended March 31, 2006 from $3,873 recorded in the three-month period ended March 31, 2005. Other income during the three month periods ended March 31, 2006 and 2005, respectively, was comprised of interest income. The increase in is due to higher cash balances available for investing purposes.

Net income (loss). For the reasons described above, the net loss increased by $958,485, or 42%, to $3,219,040 in the three month period ended March 31, 2006 from $2,260,555.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $5.6 million in cash, cash equivalents and short-term investments. With the proceeds from the offering completed on May 3, 2006 (See Note 7 - Subsequent Event), we believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the second quarter of 2008. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time. We anticipate raising such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At March 31, 2006, the Company’s accumulated deficit was approximately $18.6 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

Our actual cash requirements may vary materially from those now planned because of a number of factors including:

•	changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates
•	competitive and technical advances;
•	costs of commercializing any of product candidates;
•	costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights;
•	or other developments.

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

On May 3, 2006, the Company completed the sale of an aggregate of 7,991,256 shares ( the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement (the “Offering”) for total gross proceeds of approximately $37 million before deducting selling commissions and expenses. In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock.The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (the “Placement Agents”) as co-placement agents in connection with the Offering. In consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents aggregate cash commissions of $2,589,966 and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,125 shares at an exercise price of $5.09 per share. The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the Offering. Following the completion of Offering, the Company has 15,264,248 shares of common stock outstanding.

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

At March 31, 2006, working capital was approximately $3.9 million, compared to working capital of approximately $6.8 million at December 31, 2005. The decrease in working capital reflects the use of funds for operations.

Capital expenditures were approximately $70,000 for the three months ended March 31, 2006. We anticipate additional capital expenditures of approximately $30,000 for the fiscal year ended December 31, 2006.

The Company’s significant lease obligation payable is as follows:

Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$796,241	$190,457	$399,400	$206,384	$–

Critical Accounting Policies

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

Our results include non-cash compensation expense as a result of the issuance of stock option and warrants grants. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) Share-Based Payment, using the modified prospective method, which results in the provision of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award using the Black Scholes Model and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which resulted in account for employee share options at their intrinsic value in the financial statements. The Company’s most critical estimates consist of accounting for stock-based compensation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2006, the Company issued 25,000 (post-Merger) shares of its common stock to CEOcast, Inc. valued at $106,250, or $4.25 per share, as compensation for services rendered. The sale of such shares was made pursuant to a privately-negotiated transaction that did not involve a public offering of securities and, accordingly, the Company believes the issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

No response required.

Item 4. Submission of Matters to a Vote of Security Holders

No response required.

Item 5. Other Information

No response required.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: May 15, 2006	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.