Form 10QSB
period 2006-06-30
ZIOPHARM ONCOLOGY INC
filed 2006-08-14
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

As of August 14, 2006, there were 15,264,248 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☒  No ☐

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets June 30, 2006 (unaudited) and December 31, 2005	3

	Statement of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) to June 30, 2006 (unaudited)	4

	Statement of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) to June 30, 2006 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the six months ended June 30, 2006 (unaudited) and for the year ended December 31, 2005 and 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Under Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	27
	Signatures	28
	Exhibit Index	29

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,577,196	$8,880,717
Short-term investments	4,552,726	—
Prepaid expenses and other current assets	218,681	211,837
Total current assets	37,348,603	9,092,554
Property and equipment, net	295,083	269,702

Deposits	5,700	5,700
Other non current assets	126,097	124,343
Total assets	$37,775,483	$9,492,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$627,129	$835,997
Accrued expenses	2,012,770	1,418,819
Total current liabilities	2,639,899	2,254,816
Deferred rent	37,315	35,557
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized;
15,264,248 and 7,247,992 shares issued and outstanding
at June 30, 2006 and December 31, 2005, respectively	15,264	7,248
Additional paid-in capital	59,031,111	22,559,034
Deficit accumulated during the development stage	(23,948,106)	(15,364,356)
Total stockholders' equity	35,098,269	7,201,926

Total liabilities and stockholders' equity	$37,775,483	$9,492,299

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operation (unaudited)

	For the three Months Ended June 30, 2006	For the three Months Ended June 30, 2005	For the six Months Ended June 30, 2006	For the six Months Ended June 30, 2005		For the period from Inception (September 9, 2003) through June 30, 2006

Research contract revenue	$—	$—	$—	$—		$—

Operating expenses and other income:
Research and development	2,680,119	1,362,508	4,448,369	2,961,079		12,168,826
General and administrative	3,008,461	746,229	4,513,089	1,412,090		12,449,235
Total operating expenses	5,688,580	2,108,737	8,961,458	4,373,169		24,618,061

Loss from operations	(5,688,580)	(2,108,737)	(8,961,458)	(4,373,169)		(24,618,061)

Interest income	323,870	79,607	377,708	83,479		669,955
Net loss	$(5,364,710)	$(2,029,130)	$(8,583,750)	$(4,289,690)		$(23,948,106)

Basic and diluted net loss per share	$(0.43)	$(0.73)	$(0.87)	$(1.55)	$

Weighted average common shares outstanding used to compute basic and diluted net loss per share	12,423,033	2,761,621	9,832,051	2,761,621

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	For the six months ended June 30, 2006	For the six months ended June 30, 2005	For the Period from Inception (September 9, 2003) through June 30, 2006
Cash flows from operating activities:
Net loss	$(8,583,750)	$(4,289,690)	$(23,948,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,877	45,789	211,062
Non-cash stock-based compensation	2,199,973	—	3,001,844
Gain on disposal of fixed assets	(1,165)	—	(1,165)
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(6,844)	(139,646)	(218,681)
Other noncurrent assets	(1,754)	(92,237)	(126,097)
Deposits	—	4,014	(5,700)
Increase (decrease) in:
Accounts payable	(208,868)	(261,354)	627,129
Accrued expenses	593,951	113,671	2,012,770
Deferred rent	1,758	—	37,315
Net cash used in operating activates	(5,930,822)	(4,619,453)	(18,409,629)

Cash flows from investing activities:
(Purchases) returns of property and equipment	(100,093)	948	(504,980)
Increase in short-term investments	(4,552,726)	—	(4,552,726)
Net cash used in investing activities	(4,652,819)	948	(5,057,706)

Cash flows from financing activities:
Stockholders' capital contribution	—	—	500,000
Proceeds from issuance of common stock and warrants, net	34,280,120	—	38,784,935
Proceeds from issuance of preferred stock, net	—	16,759,596	16,759,596
Net cash provided by financing activities	34,280,120	16,759,596	56,044,531

Net increase (decrease) in cash and cash equivalents	23,696,479	12,141,091	32,577,196

Cash and cash equivalents, beginning of period	8,880,717	1,026,656	—

Cash and cash equivalents, end of period	$32,577,196	$13,167,747	$32,577,196

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors, in connection with private placement	$13,092,561	$—	$13,092,561
Warrants issued to placement agent, in connection with preferred stock issuance	$—	$1,682,863	$1,682,863

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the six months ended June 30, 2006 (unaudited), For the Year ended December 31, 2005 and 2004 and
For the Period from Inception (September 9, 2003) to December 31, 2003

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Convertible Preferred Stock		Warrants to Purchase Series A Convertible Preferred Stock	Common Stock		Additional Paid-in	DeficitAccumulated during the Development	Total Stockholders ' Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Stage	(Deficit)
Stockholders' contribution, September 9, 2003	—	$—	$—	250,487	$250	$499,750	$—	$500,000
Net loss	—	—	—	—	—	—	(160,136)	(160,136)
Balance at December 31, 2003 (audited)	—	—	—	250,487	250	499,750	(160,136)	339,864
Issuance of common stock	—	—	—	2,254,389	2,254	4,497,746	—	4,500,000
Issuance of common stock for services				256,749	257	438,582	—	438,839
Fair value of options/warrants issued for nonemployee services	—	—	—	—	—	264,277	—	264,277
Net loss	—	—	—	—	—	—	(5,687,297)	(5,687,297))

Balance at December 31, 2004 (audited)	—	—	—	2,761,625	2,761	5,700,355	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock (net of expenses of $1,340,263 and warrant cost of $1,682,863)	4,197,946	15,076,733	—	—	—	—	—	—
Fair value of warrants to purchase Series A convertible preferred stock	—	—	1,682,863	—	—	—	—	—
Issuance of Common stock to EasyWeb Shareholders	—	—	—	189,922	190	(190)	—	—
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	16,755,398	—	16,759,596
Issuance of common stock for options	—	—	—	98,622	99	4,716	—	4,815
Fair value of options/warrants issued for nonemployee services	—	—	—	—	—	98,755	—	98,755
Net loss	—	—	—	—	—	—	(9,516,923)	(9,516,923)

Balance at December 31, 2005 (audited)	—	—	—	7,247,992	7,248	22,559,034	(15,364,356)	7,201,926

Issuance of common stock in private placement, net of expenses of $2,719,395	—	—	—	7,991,256	7,991	21,179,568	—	21,187,559
Issuance of warrants	—	—	—	—	—	13,092,561	—	13,092,561
Issuance of common stock for services rendered	—	—	—	25,000	25	106,225	—	106,250
Stock based compensation for employees Issuance of common stock	—	—	—	—	—	2,093,723	—	2,093,723
Net loss	—	—	—	—	—	—	(8,583,750)	(8,583,750)

Balance at June 30, 2006 (unaudited)	—	—	—	15,264,248	$15,264	$59,031,111	$(23,948,106)	$35,098,269

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS…. CONTINUED

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and six months ended June 30, 2006 and 2005

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

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2006, the Company’s accumulated deficit was approximately $23.9 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

On May 3, 2006, pursuant to Subscription Agreements (the “Subscription Agreements”) between the Company and certain institutional and other accredited investors, the Company completed the sale of an aggregate of 7,991,256 shares (the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement (the “2006 Offering”). In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the 2006 Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The Company estimated the fair value of these warrants at $9,575,958 using the Black-Scholes model, using an assumed risk-free rate of 5.01% and an expected life of 5 years, volatility of 100% and a dividend yield of 0%. The total gross proceeds resulting from the 2006 Offering was approximately $37 million, before deducting selling commissions and expenses. Following the completion of 2006 Offering, the Company has 15,264,248 shares of common stock outstanding.

The Company engaged Paramount BioCapital, Inc. (“Paramount”) and Griffin Securities, Inc. (together,  the “Placement Agents”) as co-placement agents in connection with the 2006 Offering. In  consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents and their designees aggregate cash commissions of $2,589,966 (of which $1,726,644 was paid to Paramount; see Note 4 - Related Party Transactions) and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares of the Company’s common stock (10 percent of the Shares sold in the 2006 Offering) at an exercise price of $5.09 per share (the “Placement Agent Warrants”). The Company estimated the fair value of these warrants at $3,516,603 using the Black-Scholes model, using an assumed risk-free rate of 5.01% and an expected life of 7 years, volatility of 100% and a dividend yield of 0%. The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the 2006 Offering.

Pursuant to the Offering, the Company agreed to use its best efforts to (i) file a registration statement covering the resale of the Shares and the common stock issuable upon exercise of the Warrants and Placement Agent Warrants within 30 days following the closing date of the 2006 Offering, and (ii) use its reasonable commercial efforts to cause  the registration statement to be effective within 120 days after such final closing date.

With respect to each investor in the 2006 Offering, the Company also agreed to use its reasonable commercial efforts to cause the registration statement to remain effective until the earliest of (i) the date on which the investor may sell all of the Shares and shares issuable upon exercise of the Warrants then held by the investor pursuant to Rule 144(k) of the Securities Act of 1933 without regard to volume restrictions; and (ii) such time as all of the securities held by the investor and registered under the Registration Statement have been sold pursuant to a registration statement, or in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(1) thereof so that all transfer restrictions and restrictive legends are removed upon the consummation of such sale. The Placement Agents have been afforded equivalent registration rights as the investors in the 2006 Offering with respect to the shares issuable upon exercise of the Placement Agent Warrants.

Neither the Shares, Warrants or Placement Agent Warrants sold and issued in the 2006 Offering (including the shares of common stock issuable upon exercise of the Warrants or Placement Agent Warrants), were registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the Shares, Warrants and Placement Agent Warrants did not involve a public offering as each investor was “accredited” and no general solicitation was involved in the 2006 Offering. On May 19, 2006, the Company filed form S-3 with the Securities and Exchange Commission rendering the shares, issued in the May 3, 2006 Offering, registered under the Securities Exchange Act of 1933.

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

    On June 6, 2005, the Company completed an offering (the “2005 Offering”) of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company issued 4,197,944 shares at $4.31 for gross proceeds of approximately $18.1 million. In connection with the 2005 Offering, the Company compensated Paramount, which served as placement agent for the 2005 Offering, or its affiliates for its services through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire 419,794 shares of Series A Preferred Stock (the “Series A Stock Warrants”), exercisable for a period of 7 years from the Closing Date at a per share exercise price equal to 110% of the price per Share sold in the 2005 Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the 2005 Offering. The Company also paid Paramount an expense allowance of $50,000 to reimburse Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final closing of the Offering, Paramount has the right of first refusal to act as the placement agent for any private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

The Company has valued the Series A Stock Warrants using the Black-Scholes model recording a cost of $1,682,683. The Company has estimated the fair value of such warrants using the Black-Scholes model, using and assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) Share-Based Payment, using the modified prospective method, which results in the provision of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award using the Black Scholes Model and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations which resulted in account for employee share options at their intrinsic value in the financial statements.

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three and six months ended June 30, 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months ended June 30,	Six months ended June 30,
	2006	2006
Research and development, including costs of research contracts	$101,035	$164,244
General and administrative	1,763,021	1,929,479
Share based compensation expense before tax	1,864,056	2,093,723
Income tax benefit	-	-
Net compensation expense	$1,864,056	$2,093,723

Stock Based Compensation… continued

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $1,864,056 and $2,093,723 for the three and six months ended June 30, 2006 respectively, which caused the Company’s net loss to increase by $1,864,056 and $2,093,723 and its net loss per share to increase by $0.15 and $0.21 per share for the three and six months ended June 30, 2006, respectively. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by   SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, through disclosure only. SFAS 123 required the measurement of the fair value of stock option or warrants granted to employees to be included in the statement of operations or alternatively, disclosed in the notes to the financial statements. The Company previously accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, and had elected the disclosure only alternative under SFAS 123. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company had recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock based awards for the three and six month periods ended June 30, 2005:

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Net loss:
As reported	$(2,029,130)	$(4,289,690)
Stock-based compensation expense included in reported net loss	-	-
Stock-based compensation expense under the fair value-based method	(106,986)	(340,771)
Pro forma net loss	$(2,136,116)	$(4,630,461)

Basic and diluted net loss per share:
As reported	$(0.73)	$(1.55)
Pro forma	$(0.77)	$(1.68)

3.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

On June 6, 2005, the Company completed the 2005 Offering (see Note 1). As a result of the Merger, all shares of the Series A Preferred Stock were automatically converted into the number of shares of Common Stock that the holders of Series A Preferred Stock would have received if their shares of Series A Preferred Stock had been converted into Common Stock immediately prior to the Merger.

As discussed in Note 1, on May 3, 2006, pursuant to Subscription Agreements (the “Subscription Agreements”) between the Company and certain institutional and other accredited investors, the Company completed the sale of an aggregate of 7,991,256 shares (the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement (the “2006 Offering”). The total gross proceeds resulting from the 2006 Offering was approximately $37 million, before deducting selling commissions and expenses. Following the completion of 2006 Offering, the Company has 15,264,248 shares of common stock outstanding.

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

Convertible Preferred Stock of  Stockholders' Equity... continued

Liquidation Preferences

The Series A Preferred Stock would have rank senior to the Common Stock and any future class of junior securities, and would have been entitled to a liquidation preference equal to the Stated Value, subject to adjustment (as defined in the Certificate of Designations for the Series A Preferred Stock), upon any liquidation, dissolution or winding up of the Company or upon a voluntary or involuntary bankruptcy of the Company.

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

In the event of a reclassification, capital reorganization or other similar change in the outstanding shares of Common Stock , a consolidation or merger of the Company with or into another entity (other than a consolidation or merger in which the Corporation is the continuing entity and which does not result in a reclassification, capital reorganization or other change of outstanding shares of Common Stock other than the number thereof), or a sale of the property of the Company as, or substantially as, an entirety (other than a sale/leaseback, mortgage or other financing transaction), the Series A Preferred Stock would have become convertible into the kind and number of shares of stock or other securities or property (including cash) that the holders of Series A Preferred Stock would have received if the Series A Preferred Stock had been converted into Common Stock immediately prior to such reclassification, capital reorganization or other change, consolidation, merger or sale.

4.	RELATED PARTY TRANSACTIONS

The Company had engaged Paramount to assist in placing shares of Series A Preferred Stock in the 2005 Offering on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,910 shares of Common Stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,455 shares of Common Stock, to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

Related Party Transactions... continued

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

In connection with the 2005 Offering, the Company and Paramount entered into an Introduction Agreement in January 2005 (the “Introduction Agreement”), pursuant to which the Company agreed to compensate Paramount for its services in connection with the 2005 Offering through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock issued in the 2005 Offering, exercisable for a period of 7 years from the Closing Date at a per Share exercise price equal to 110% of the price per Share sold in the 2005 Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the 2005 Offering. The Company also agreed to pay to Paramount a non-accountable expense allowance of $50,000 to reimburse the Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final closing of the 2005 Offering, Paramount has the right of first refusal to act as the placement agent for the private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

In connection with the 2006 Offering, on May 3, 2006, the Company paid Paramount a cash commissions equal to 7% of the gross proceeds from the sale of the Shares sold by Paramount in the 2006 Offering, resulting in a cash payment of approximately $1,726,644. In addition, the Company issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares, of which 532,750 were issued to Paramount, of the Company’s common stock (10 percent of the Shares sold in the Offering) at an exercise price of $5.09 per share (the “Placement Agent Warrants”).

Dr. Michael Weiser and Mr. Timothy McInerney, who are both members of the Board of Directors of the Company, are also full-time employees of Paramount .

5.	STOCK OPTION PLAN

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company had reserved for the issuance of 1,252,436 shares of its Common Stock as of June 30, 2006. The Plan was approved by the Company’s stockholders on December 21, 2004. On April 26, 2006, the date of the Company’s annual stockholders meeting, the shareholders approved an amendment to the Plan increasing the total shares reserved by 750,000 shares, for a total of 2,002,436 shares.

As of June 30, 2006, there were 1,610,819 shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase Common Stock. As of June 30, 2006, the Company had issued to our employees outstanding options to purchase up to 1,430,395 shares of the Company’s Common Stock. In addition, the Company has issued to our directors options to purchase up to 180,174 shares of the Company’s Common Stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s Common Stock. The Company had estimated the fair value of the options issued to the consultant using the Black-Scholes model, using an assumed risk-free rate of 4.23%, and expected life of 10 years, volatility of 134% and dividend yield of 0%. The options issued to the consultant were valued at $1,050, and recorded as a charge to compensation expense in December 2004.

Stock Option Plan... continued

Currently, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the day before the date of grant. Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 70,934 additional shares for issuance under options granted outside of the 2003 Stock Option Plan.

During three and six months ended June 30, 2006, 587,188 options were granted and no options were exercised or cancelled under the 2003 Stock Option plan. The fair value of each option award is estimated date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions are as follows, for volatility is 100%, expected life of approximately 5 years , a dividend yield of 0% and a risk-free interest rate of 5.02%.

Stock option activity under the Company’s stock plan for the six-month period ended June 30, 2006   was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	973,639	$2.56
Granted	637,180	5.07
Exercised	—	—
Canceled	—	—
Outstanding, June 30, 2006	1,610,819	$3.52	8.96	2,702,915
Options exercisable, June 30, 2006	869,362	$3.51	8.98	1,472,592

Stock options granted in the six months ended June 30, 2006 and 2005, had weighted average grant date fair values of $5.06 and $3.52, respectively. At June 30, 2006, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $1,509,517. The cost is expected to be recognized over a weighted-average period of 1.22 years.

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

As discussed in Note 1, in connection with the 2005 Offering, the Company compensated Paramount, the placement agent for the 2005 Offering, or its affiliates for its services through the payment of placement warrants to acquire 419,794 shares of Series A Preferred Stock (the “Series A Stock Warrants”), exercisable for a period of 7 years from the closing date of the 2005 Offering at a per share exercise price equal to 110% of the price per share sold in the 2005 Offering. The Company valued the Series A Stock Warrants using the Black-Scholes model and recorded a charge of $1,682,863 against additional paid-in capital. The Company had estimated the fair value of the Series A Stock Warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

As discussed in Note 1, on May 3, 2006, as part of the 2006 Offering, the Company issued warrants to purchase 2,397,392 shares of common stock to investors and 799,126 warrants to purchase common stock to the Placement Agents and their designees. The Company estimated the fair value of the warrants at $9,575,958 and $3,516,603, respectively, using the Black-Scholes model, using an assumed risk-free rate of 5.01% and an expected life of 5 and 7 years, volatility of 100% and a dividend yield of 0%. The fair value of the warrants was recorded as a permanent component of shareholder’s equity.

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

Phase I testing of ZIO-201 is ongoing at two sites in the U.S. (Karmanos Cancer Center at Wayne State University in Detroit and Premiere Oncology in Los Angeles). IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity seen with ifosfamide has occurred in the higher dose cohorts. One patient with advanced mesothelioma had stable disease for 18 cycles of therapy with ZIO-201 as a single agent. The Company recently initiated a phase I/II trial in advanced sarcoma at (MDACC). The MDACC will be joined by additional centers in the U.S., Canada and Europe in the coming months. A phase II study in patients with advanced sarcoma utilizing a modified dosing regimen in the U.S. is expected to initiate in 2006 and plans for a phase I/II study in pediatric sarcoma are well advanced. The Company expects to pursue registration in the U.S. for the treatment of advanced sarcoma with a potentially pivotal trial to begin in 2007.

Currently, we are in U.S. phase I/II studies for both of these drug candidates. In January 2006, we initiated a phase I/II with ZIO-101 in advanced multiple myeloma and in February 2006 with ZIO-201 in advanced sarcoma. Although we intend to continue with clinical development of ZIO-101 for advanced myeloma and ZIO-201 for advanced sarcoma, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

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

As part of our plan for additional employees, we anticipate hiring several additional full-time employees in the medical, regulatory, clinical and finance functions. In addition, we intend to use senior advisors, consultants, clinical research organizations and third parties to perform certain aspects of product development, manufacturing, clinical and preclinical development, and regulatory and quality assurance functions.

At our current and desired pace of clinical development of our two product candidates, over the next 12 months we expect to spend approximately $5.9 million on clinical trials (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $3.0 million on manufacturing costs, approximately $430,000 on facilities, rent (including additional space not presently contracted) and other facilities related costs, and approximately $9.6 million on general corporate and working capital. We believe that we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the first quarter of 2008 with the proceeds from the common stock offering received on May 3, 2006.

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

Results of Operations

 Revenues.  We had no revenues for either of the three and six-month periods ended June 30, 2006 and 2005.

 Research and development expenses.  For the three-month period ended June 30, 2006, research and development expenses increased by $1,317,611, or 96.7%, to $2,680,119 from $1,362,508 in the three-month period ended June 30, 2005. Increased research and development expenses in the current year period is attributable to an approximately $194,000 increase in the cost of clinical trials and an increase of approximately $494,000 in manufacturing related costs. The increase in expenses is also attributable to an increase of approximately $136,000 in stock compensation expense related to stock options and approximately $265,000 in employee related costs. For the six-month period ended June 30, 2006, research and development expenses increased by $1,487,290, or 50.2%, to $4,448,369 from $2,961,079 in the six-month period ended June 30, 2005. Increased research and development expenses in the current year period is attributable to an approximately $320,000 increase in the cost of clinical trials and an increase of approximately $427,000 in manufacturing related costs The increase in expenses is also attributable to an increase of approximately $164,000 in stock compensation expense related to stock options and approximately $427,000 in employee related costs. For the remainder of the year, we expect research and development spending related to our existing product candidates to approximate the same level as seen in the second quarter of 2006, as we continue with clinical trials and our manufacturing activities.

General and administrative expenses. For the three month period ended June 30, 2006, general and administrative expenses increased by $2,262,232, or 303%, to $3,008,461 from $746,229 in the three-month period ended June 30, 2005. The increase is attributable to an increase of approximately $1.8 million in stock compensation expense related to stock options, approximately $62,000 for investors relations services, approximately $144,000 in legal, accounting, and filing fee costs, and approximately $75,000 in employee related costs as we have built infrastructure to support the research and development efforts. For six month period ended June 30, 2006, general and administrative expenses increased by $3,100,999, or 220%, to $4,513,089 from $1,412,090 in the six-month period ended June 30, 2005. The increase is attributable to an increase of approximately $2,000,000 in stock compensation expense related to stock options, approximately $106,000 as compensation expense for common stock issued to an investor relations consultant, approximately $141,000 for investors relations services, approximately $236,000 in legal, accounting, and filing fee, and approximately $653,000 in employee related costs as we have built infrastructure to support the research and development efforts. For the remainder of the year, we expect general and administrative cash spending to approximate the same level as seen in the second quarter of 2006.

Other income (expense). Other income increased by $244,263, or 307%, to $323,870 in the three-month period ended June 30, 2006 from $79,607 recorded in the three-month period ended June 30, 2005. Other income during the three month periods ended June 30, 2006 and 2005, respectively, was comprised of interest income. Other income increased by $294,229, or 352% to $377,708 in the six-month period ended June 30, 2006 from $83,479 recorded in the six-month period ended June 30, 2005. Other income during the six month periods ended June 30, 2006 and 2005, respectively, was comprised of interest income. The increase in is due to higher cash balances, which was derived from the May 3, 2006 private placement, that was made available for investing purposes.

Net income (loss). For the reasons described above, the net loss increased by $3,335,580, or 164%, to $(5,364,710) in the three month period ended June 30, 2006 from $(2,029,130) for the same period of 2005. The net loss increased $4,294,060, or 100%, to $(8,583,750) in the six month period ended June 30, 2006 from $(4,289,690) for the same period of 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $37.1 million in cash, cash equivalents and short-term investments. With the proceeds from our 2006 common stock offering, which was completed on May 3, 2006, we believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201 into the first quarter of 2008. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time or to fund development efforts related to new product candidates. We anticipate raising such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At June 30, 2006, the Company’s accumulated deficit was approximately $23.9 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

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

Since inception, our primary source of funding for our operations has been the private sale of our securities. For the six months ended June 30, 2006, we received gross proceeds of approximately $37 million ($34,280,121 net of cash issuance costs) as a result of the sale of an aggregate of 7,991,256 shares (the “Shares”) of common stock, at a price of $4.63 per Share, in a private offering (the “2006 Offering”) that was completed on May 3, 2006. In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (the “Placement Agents”) as co-placement agents in connection with the Offering. In consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents aggregate cash commissions of $2,589,966 and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares at an exercise price of $5.09 per share. The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the Offering. Following the completion of Offering, the Company has 15,264,248 shares of common stock outstanding.

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

At June 30, 2006, working capital was approximately $34.7 million, compared to working capital of approximately $7.2 million at December 31, 2005. The increase in working capital reflects the proceeds from the May 2006 offset by the use of funds for operations.

Capital expenditures were approximately $100,000 for the six months ended June 30, 2006. We anticipate additional capital expenditures of approximately $45,000 for the fiscal year ended December 31, 2006.

The Company’s significant lease obligation payable is as follows:

Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$784,710	$216,338	$560,332	$8,040	$-

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

Our results include non-cash compensation expense as a result of the issuance of stock option and warrants grants. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) Share-Based Payment, using the modified prospective method, which results in the provision of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award using the Black Scholes Model and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations which resulted in account for employee share options at their intrinsic value in the financial statements. The Company’s most critical estimates consist of accounting for stock-based compensation.

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
I tem 1. Legal Proceedings

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2006, the Company completed the sale of an aggregate of 7,991,256 shares (the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement (the “Offering”). In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The total gross proceeds resulting from the Offering was approximately $37 million, before deducting selling commissions and expenses. In consideration for services provided, and in addition to cash commissions and reimbursement of expenses, the Company issued to placement agents and certain selected dealers 7-year warrants to purchase an aggregate of 799,126 shares (10 percent of the Shares sold in the Offering) at an exercise price of $5.09 per share (the “Placement Agent Warrants”).

A more detailed description of the Offering is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006. The forms of Warrant, Placement Agent Warrant and Subscription Agreement used in the Offering were attached as Exhibits 4.1, 4.2 and 10.1, respectively, to such Form 8-K.

Item 3. Defaults Upon Senior Securities.

No response required.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company’s Annual Meeting of Stockholders was held on April 26, 2006. The proposals submitted to our stockholders and the results of voting on such proposals were as noted below:

Proposal 1:

Election of Directors: The following eight persons were elected as directors for a one-year term expiring at the Annual Meeting held in 2007.

	Affirmative Votes	Authority Withheld
Jonathan Lewis, M.D., Ph.D.	4,553,928	200
Richard E Bagley	4,553,928	200
Murray Brennan, M.D.	4,553,928	200
James Cannon	4,553,928	200
Senator Wyche Fowler, Jr., J.D.	4,553,928	200
Gary S. Fragin	4,553,928	200
Timothy McInerney	4,553,928	200
Michael Weiser, M.D., Ph.D.	4,553,928	200

Proposal 2:

Adoption of an Amended and Restated Certificate of Incorporation: The stockholders approved the adoption of an amended and restated certificate of incorporation for the Company. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
4,470,004	200	11,596

Proposal 3:

Adoption of Amendment to 2003 Stock Option Plan: The stockholders approved an amendment to the Company’s 2003 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,252,436 to 2,002,436. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
4,425,931	35,441	20,428

Proposal 4:

Ratification of Independent Auditors: The stockholders ratified the selection of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for fiscal 2006. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
4,538,117	16,011	0

Item 5. Other Information

No response required.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: August 14, 2006	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.