Form 10QSB
period 2006-09-30
ZIOPHARM ONCOLOGY INC
filed 2006-11-13
CIK 1107421

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-32353

ZIOPHARM Oncology, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1180 Avenue of the Americas, 19 th Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 13, 2006, there were 15,264,248 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets September 30, 2006 (unaudited) and December 31, 2005	3

	Statement of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) to September 30, 2006 (unaudited)	4

	Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited) and for the period from inception (September 9, 2003) to September 30, 2006 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the nine months ended September 30, 2006 (unaudited) and for the year ended December 31, 2005 and 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Under Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Signatures	27

	Exhibit Index	28

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,962,230	$8,880,717
Short-term investments	1,536,357	—
Prepaid expenses and other current assets	314,785	211,837
Total current assets	34,813,372	9,092,554

Property and equipment, net	294,982	269,702

Deposits	9,367	5,700
Other non current assets	177,219	124,343
Total assets	$35,294,940	$9,492,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,143,777	$835,997
Accrued expenses	2,136,961	1,418,819
Total current liabilities	3,280,738	2,254,816
Deferred rent	39,972	35,557
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized;
15,264,248 and 7,247,992 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	15,264	7,248
Additional paid-in capital	59,361,574	22,559,034
Deficit accumulated during the development stage	(27,402,608)	(15,364,356)
Total stockholders' equity	31,974,230	7,201,926

Total liabilities and stockholders' equity	$35,294,940	$9,492,299

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operation (unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	From Inception (Sept. 9, 2003) through September 30, 2006

Research contract revenue	$—	$—	$—	$—	$—

Operating expenses and other income:
Research and development	2,097,617	1,318,608	6,545,986	4,279,687	14,266,443
General and administrative	1,832,361	1,541,740	6,345,450	2,953,830	14,281,596
Total operating expenses	3,929,978	2,860,348	12,891,436	7,233,517	28,548,039

Loss from operations	(3,929,978)	(2,860,348)	(12,891,436)	(7,233,517)	(28,548,039)

Interest income	475,476	94,231	853,184	177,710	1,145,431
Net loss	$(3,454,502)	$(2,766,117)	$(12,038,252)	$(7,055,807)	$(27,402,608)

Basic and diluted net loss per share	$(0.23)	$(0.77)	$(1.03)	$(2.32)

Weighted average common shares
outstanding used to compute basic
and diluted net loss per share share	15,264,368	3,593,109	11,662,722	3,041,829

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the Period from Inception (Sept. 9, 2003) through September 30, 2006
Cash flows from operating activities:
Net loss	$(12,038,252)	$(7,055,807)	$(27,402,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,155	72,519	252,340
Non-cash stock-based compensation	2,530,436	—	3,332,307
Gain on disposal of fixed assets	(1,165)	—	(1,165)
Change in operating assets and liabilites:
(Increase) decrease in:
Prepaid expenses and other current assets	(102,948)	(92,245)	(314,785)
Other noncurrent assets	(52,876)	(92,812)	(177,219)
Deposits	(3,667)	24,014	(9,367)
Increase (decrease) in:
Accounts payable	307,780	(232,558)	1,143,777
Accrued expenses	718,142	391,248	2,136,961
Deferred rent	4,415	—	39,972
Net cash used in operating activities	(8,520,980)	(6,985,641)	(20,999,787)

Cash flows from investing activities:
Purchases of property and equipment	(141,270)	(64,648)	(546,157)
Increase in short-term investments	(1,536,357)	—	(1,536,357)
Net cash used in investing activities	(1,677,627)	(64,648)	(2,082,514)

Cash flows from financing activities:
Stockholders' capital contribution	—	—	500,000
Proceeds from issuance of common stock and warrants, net	34,280,120	4,676	38,784,935
Proceeds from issuance of preferred stock, net	—	16,759,596	16,759,596
Net cash provided by financing activities	34,280,120	16,764,272	56,044,531

Net increase in cash and cash equivalents	24,081,513	9,713,983	32,962,230

Cash and cash equivalents, beginning of period	8,880,717	1,026,656	—

Cash and cash equivalents, end of period	$32,962,230	$10,740,639	$32,962,230

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors, in connection with
with private placement	$13,092,561	$—	$13,092,561
Warrants issued to placement agent, in connection
with preferred stock issuance	$—	$1,682,863	$1,682,863

Preferred stock conversion to common stock	$—	$16,759,596	$16,759,596

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the nine months ended September 30, 2006 (unaudited), For the Year ended December 31, 2005 and 2004 and
For the Period from Inception (September 9, 2003) to December 31, 2003

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Convertible Preferred Stock		Warrants to Purchase Series A Convertible Preferred Stock	Common Stock
	Shares	Amount	Warrants	Shares	Amount	Additional Paid- in Capital	Deficit Accumulated During The Development Stage	Total Stockholders' Equity/(Deficit)
Stockholders' contribution,
September 9, 2003	—	$—	$—	250,487	$250.00	$499,750.00	$—	$500,000.00
Net loss	—	—	—	—	—	—	(160,136)	(160,136)
Balance at December 31, 2003 (audited)	0	0	0	250,487	250	499,750	(160,136)	339,864
Issuance of common stock	—	—	—	2,254,389	2,254	4,497,746	—	4,500,000
Issuance of common stock for services				256,749	257	438,582	—	438,839
Fair value of options/warrants
issued for nonemployee services	—	—	—	—	—	264,277	—	264,277
Net loss	—	—	—	—	—	—	(5,687,297)	(5,687,297)

Balance at December 31, 2004 (audited)	—	—	—	2,761,625	2,761	5,700,355	(5,847,433)	(144,317)

Issuance of Series A convertible preferred
stock (net of expenses of $1,340,263 and
warrant cost of $1,682,863)	4,197,946	15,076,733	—	—	—	—	—	—

Fair value of warrants to purchase Series
A convertible preferred stock	—	—	1,682,863	—	—	—	—	—
Issuance of Common stock to EasyWeb
Shareholders	—	—	—	189,922	190	(190)	—	—
Conversion of Series A convertible
preferred stock @ $0.001 into $0.001
common stock on September 13, 2005
at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	16,755,398	—	16,759,596
Issuance of common stock for options	—	—	—	98,622	99	4,716	—	4,815
Fair value of options/warrants issued for
nonemployee services	—	—	—	—	—	98,755	—	98,755
Net loss	—	—	—	—	—	—	(9,516,923)	(9,516,923)

Balance at December 31, 2005 (audited)	—	—	—	7,247,992	7,248	22,559,034	(15,364,356)	7,201,926

Issuance of common stock in private
placement, net of expenses $2,719,395	—	—	—	7,991,256	7,991	21,179,568	—	21,187,559
Issuance of warrants	—	—	—	—	—	13,092,561	—	13,092,561
Issuance of common stock for
services rendered	—	—	—	25,000	25	106,225	—	106,250
Stock based compensation for
employees	—	—	—	—	—	2,424,186	—	2,424,186
Net loss	—	—	—	—	—	—	(12,038,252)	(12,038,252)

Balance at September 30, 2006 (unaudited)	—	$—	$—	15,264,248	$15,264	$59,361,574	$(27,402,608)	$31,974,230

PART I - FINANCIAL INFORMATION

Item 1.  UNAUDITED FINANCIAL STATEMENTS….  CONTINUED

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements
For the three and nine months ended September 30, 2006 and 2005

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

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2006, the Company’s accumulated deficit was approximately $27.4 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

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

The Company engaged Paramount BioCapital, Inc. (“Paramount”) and Griffin Securities, Inc. (together,  the “Placement Agents”) as co-placement agents in connection with the 2006 Offering. In consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents and their designees aggregate cash commissions of $2,589,966 (of which $1,726,644 was paid to Paramount; see Note 4 - Related Party Transactions) and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares of the Company’s common stock (10 percent of the Shares sold in the 2006 Offering) at an exercise price of $5.09 per share (the “Placement Agent Warrants”). The Company estimated the fair value of these warrants at $3,516,603 using the Black-Scholes model, using an assumed risk-free rate of 5.01% and an expected life of 7 years, volatility of 100% and a dividend yield of 0%. The Company made reimbursements of $100,000 to the Placement Agents for their accountable expenses incurred in connection with the 2006 Offering.

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

With respect to each investor in the 2006 Offering, the Company also agreed to use its reasonable commercial efforts to cause the registration statement to remain effective until the earliest of (i) the date on which the investor may sell all of the Shares and shares issuable upon exercise of the Warrants then held by the investor pursuant to Rule 144(k) of the Securities Act of 1933 without regard to volume restrictions; and (ii) such time as all of the securities held by the investor and registered under the Registration Statement have been sold pursuant to a registration statement, or in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(1) thereof so that all transfer restrictions and restrictive legends are removed upon the consummation of such sale. The Placement Agents have been afforded equivalent registration rights as the investors in the 2006 Offering with respect to the shares issuable upon exercise of the Placement Agent Warrants. On May 19, 2006, the Company filed a registration statement on form S-3 with the Securities and Exchange Commission. The registration statement was declared effective on May 30, 2006, rendering the resale of the shares issued in the May 3, 2006 Offering registered under the Securities Exchange Act of 1933.

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

The Company has valued the Series A Stock Warrants using the Black-Scholes model recording a cost of $1,682,863. The Company has estimated the fair value of such warrants using the Black-Scholes model, using and assumed risk-free rate of 3.93% and expected life of 7 years, volatility of 134% and dividend yield of 0%.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three and nine months ended September 30, 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Research and development, including costs of research contracts	$101,928	$266,174
General and administrative	228,535	2,158,012
Share based compensation expense before tax	330,463	2,424,186
Income tax benefit	—	—
Net compensation expense	$330,463	$2,424,186

Stock Based Compensation… continued

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $330,463 and $2,424,186 for the three and nine months ended September 30, 2006 respectively, which caused the Company’s net loss to increase by $330,463 and $2,424,186 and its net loss per share to increase by $0.03 and $0.21 per share for the three and nine months ended September 30, 2006, respectively. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by  SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, through disclosure only. SFAS 123 required the measurement of the fair value of stock option or warrants granted to employees to be included in the statement of operations or alternatively, disclosed in the notes to the financial statements. The Company previously accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, and had elected the disclosure only alternative under SFAS 123. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . The Company had recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock based awards for the three and nine month periods ended September 30, 2005:
	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss:	$(2,766,117)	$(7,055,807)
As reported
Stock-based compensation expense included in reported net loss	—	—
Stock-based compensation expense under the fair value-based method	(176,297)	(340,197)
Pro forma net loss	$(2,942,414)	$(7,396,004)

Basic and diluted net loss per share:
As reported	$(0.77)	$(2.32)
Pro forma	$(0.82)	$(2.43)

3.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

As discussed in Note 1, on May 3, 2006, pursuant to Subscription Agreements (the “Subscription Agreements”) between the Company and certain institutional and other accredited investors, the Company completed the sale of an aggregate of 7,991,256 shares (the “Shares”) of the Company’s common stock at a price of $4.63 per Share in a private placement (the “2006 Offering”). The total gross proceeds resulting from the 2006 Offering was approximately $37 million, before deducting selling commissions and expenses. Following the completion of the 2006 Offering, the Company has 15,264,248 shares of common stock outstanding.

Convertible Preferred Stock of ZIOPHARM, Inc.

Voting Rights

The holders of Series A Preferred Stock would have been entitled to vote together with all other holders of the Company’s voting stock on an “as-converted” basis on all matters submitted to a vote of holders generally. The holders of Series A Preferred Stock, voting as a separate class, would also have had the right to approve by a 66% supermajority certain actions proposed to be taken by the Company.

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

The Company had engaged Paramount to assist in placing shares of Series A Preferred Stock in the 2005 Offering on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also the managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,910 shares of Common Stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,455 shares of Common Stock, to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

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

In connection with the 2006 Offering, on May 3, 2006, the Company paid Paramount a cash commissions equal to 7% of the gross proceeds from the sale of the Shares sold by Paramount in the 2006 Offering, resulting in a cash payment of approximately $1,726,644. In addition, the Company issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares (10 percent of the Shares sold in the Offering) of the Company’s common stock, of which 532,750 at an exercise price of $5.09 per share (the “Placement Agent Warrants”).

Dr. Michael Weiser and Mr. Timothy McInerney, who are both members of the Board of Directors of the Company, are also full-time employees of Paramount .

5.	STOCK OPTION PLAN

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company had reserved for the issuance of 1,252,436 shares of its Common Stock as of September 30, 2006. The Plan was approved by the Company’s stockholders on December 21, 2004. On April 26, 2006, the date of the Company’s annual stockholders meeting, the shareholders approved an amendment to the Plan increasing the total shares reserved by 750,000 shares, for a total of 2,002,436 shares.

As of September 30, 2006, there were 1,656,630 shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase Common Stock. As of September 30, 2006, the Company had issued to our employees outstanding options to purchase up to 1,476,206 shares of the Company’s Common Stock. In addition, the Company has issued to our directors options to purchase up to 180,174 shares of the Company’s Common Stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s Common Stock. The Company had estimated the fair value of the options issued to the consultant using the Black-Scholes model, using an assumed risk-free rate of 4.23%, and expected life of 10 years, volatility of 134% and dividend yield of 0%. The options issued to the consultant were valued at $1,050, and recorded as a charge to compensation expense in December 2004.

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

During three and nine months ended September 30, 2006, the Company granted 68,750 and 705,930 options, respectively. Also during the three and nine months ended September 30, 2006 the Company cancelled 22,939 and no options, respectively while no options were exercised, under the 2003 Stock Option plan, in this period. In addition, 91.718 shares were exercised in the nine months ended September 30, 2005. Proceeds from the 2005 exercises amounted to $4,676 and the intrinsic value of these options amounted to $286,119. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions are as follows, for volatility is 101%, expected life of approximately 5 years, a dividend yield of 0% and a risk-free interest rate of 5.01%.

Stock option activity under the Company’s stock plan for the nine-month period ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	973,639	$2.56
Granted	705,930	5.02
Exercised	—	—
Canceled	22,939	4.19
Outstanding, September 30, 2006	1,656,630	$3.56	8.76	$2,679,983
Options exercisable, September 30, 2006	942,097	$3.43	8.68	$1,622,360

Stock options granted in the nine months ended September 30, 2006 and 2005, had weighted average grant date fair values of $3.89 and $1.98, respectively. At September 30, 2006, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $1,445,000. The cost is expected to be recognized over a weighted-average period of 1.26 years.

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

7.  SUBSEQUENT EVENTS

On November 3, 2006, the Company signed a definitive Asset Purchase Agreement and License Agreement to acquire indibulin from affiliates of Baxter Healthcare Corporation. Indibulin, referred to by the Company as ZIO-301, is a novel anti-cancer agent that binds to tubulin, one of the essential proteins for chromosomal segregation, and targets mitosis like the taxanes and Vinca alkaloids. It is available as both an oral and a proprietary nanosuspension intravenous form. Molecules that target mitosis and inhibit cell division (antimitotic agents) are a major focus of cancer research and they are amoung the most widely used anti-cancer drugs in oncology today. Among the more well known antimitotic drugs are the taxanes (paclitaxel, docetaxel) and the Vinca alkaloids (vincristine, vinblastine). The terms of the agreement include an upfront cash payment of approximately $1.25 million with follow-on milestone cash payments that could amount to just over $7 million in the aggregate and royalties on net sales typical of a product at this stage of development. The purchase price includes the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories.

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

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidate families that are related to cancer therapeutics that are already on the market or in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources. Currently, we are in U.S. phase I and I/II studies for two product candidates known as ZIO-101 and ZIO-201:

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

Phase I testing of the intravenous (IV) form of ZIO-101 is ongoing with two safety and dose finding studies. The Company has seen encouraging signs of clinical activity in both of these studies.. The Company has progressed an ongoing phase I/II study in advanced multiple myeloma designed to determine maximum tolerated dose and to assess clinical activity in this specific indication. The Company expects to pursue registration in the U.S. for the treatment of advanced multiple myeloma with a potentially pivotal trial to begin in late 2007. The Company also expects to initiate additional phase II studies in other hematological and solid tumor cancers while also exploring different dosing schedules and to file a U.S. Investigational New Drug Application for the clinical study of an oral form of ZIO-101.

•
ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed. Cyclophosphamide and ifosfamide are alkylating agents. The Company believes cyclophosphamide is the most widely used alkylating agent in cancer therapy and is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself, or in combination in treating sarcoma and lymphoma. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the Food and Drug Administration. Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201. Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active without acrolein or chloroacetaldehyde metabolites, the Company believes that the administration of ZIO-201 may avoid many of the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In addition to anticipated lower toxicity, ZIO-201 (and without the co-administration of mesna) may have other advantages over ifosfamide. In preclinical studies ZIO-201 likely cross-links DNA differently than ifosfamide or cyclophosphamide metabolites, resulting in a different activity profile. Moreover, in some instances ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Phase I testing of the IV form of ZIO-201 is ongoing at two sites in the U.S. IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Electrolyte inbalances seen with ifosfamide have occurred in the higher dose cohorts. The Company has seen encouraging signs of clinical activity in the phase I study. The Company initiated a phase I/II trial in advanced sarcoma designed to determine maximum tolerated dose and to assess clinical activity in this specific indication. The Company expects to pursue registration in the U.S. for the treatment of advanced sarcoma with a potentialy pivotal trial to begin in late 2007. The Company also expects to initiate additional phase II studies in other cancers and using different dosing schedules and routes of administration and to file a U.S. Investigational New Drug Application for an oral form of ZIO-201.

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

On November 3, 2006, the Company signed a definitive Asset Purchase Agreement and License Agreement to acquire indibulin from affiliates of Baxter Healthcare Corporation. Indibulin, referred to by the Company as ZIO-301, is a novel anti-cancer agent that binds to tubulin, one of the essential proteins for chromosomal segregation, and targets mitosis like the taxanes and Vinca alkaloids. It is available as both an oral and a proprietary nanosuspension intravenous form. Molecules that target mitosis and inhibit cell division (antimitotic agents) are a major focus of cancer research and they are amoung the most widely used anti-cancer drugs in oncology today. Among the more well known antimitotic drugs are the taxanes (paclitaxel, docetaxel) and the Vinca alkaloids (vincristine, vinblastine). The terms of the agreement include an upfront cash payment of approximately $1.25 million with follow-on milestone cash payments that could amount to just over $7 million in the aggregate and royalties on net sales typical of a product at this stage of development. The purchase price includes the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories.

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

Plan of Operation

Our plan of operation for the next twelve months, is to continue implementing our business strategy, including the clinical development of our two lead product candidates, ZIO-101, ZIO-201 and the newly acquired ZIO-301. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during those 12 months to include:

•	Fees and milestone payments required under the license agreements relating to our existing product candidates and additional in-licensed candidates;
•
Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for ZIO-101 and ZIO-201, ZIO-301, and preclinical costs associated with back-up candidates ZIO-102 and ZIO-202;

•	Costs related to the scale-up and manufacture of ZIO-101, ZIO-201, and ZIO-301;
•	Rent for our facilities; and
•	General corporate and working capital, including general and administrative expenses.

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

At our current and desired pace of clinical development of ZIO-101, ZIO-201, newly acquired ZIO-301, and other back-up candidates and ongoing in-licensing efforts over the next 12 months we expect to spend approximately $3.1 million on preclinical and regulatory expenses, $16.8 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $3.2 million on manufacturing costs, approximately $475,000 on facilities, rent (including additional space not presently contracted) and other facilities related costs, and approximately $3.4 million on general corporate and working capital. We believe that we currently have sufficient capital to fund development and commercialization activities of ZIO-101 and ZIO-201, as well as newly acquired ZIO-301, into the early part of the fourth quarter of 2007 with the proceeds, and interest earned herin, from the common stock offering received on May 3, 2006.

Product Candidate Development and Clinical Trials

ZIO-101. ZIO-101, organic arsenic, is being developed presently to treat advanced myeloma. As a follow-on to the ongoing phase I trials, a phase I/II trial in advanced multiple myeloma was initiated in January 2006. We will continue to explore the use of ZIO-101 in hematological and solid tumors as well as exploring different dosing schedules and forms. Preclinical development will continue with a back-up compound designated as ZIO-102. Additional compounds are being synthesized under our agreement with The University of Texas M.D. Anderson Cancer Center and the Texas A&M University System. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue through the period leading to the expected registration trial in late 2007. Preclinical development will continue with additional compounds.

ZIO-201. ZIO-201, stabilized isophosphoramide mustard, is being developed presently to treat advanced sarcoma. As a follow-on to the ongoing phase I trial, a phase I/II trial in advanced sarcoma was initiated and other trials, dosing schedules and forms are in the advanced planning stage. We expect to initiate a registration trial in advanced sarcoma in late 2007. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue. Preclinical development will continue with back-up analogues.

ZIO-301. ZIO-301, a novel anti-cancer agent that targets mitosis like the taxanes, is available as both an oral and a proprietary nanosuspension intravenous form. The oral form is currently in a Phase I trial, with Phase II expected to initiate in the first half of 2007 under an Investigational New Drug Application filed in the United States. The nanosuspension intravenous form is currently in late preclinical development with a Phase I trial anticipated in 2007.

Results of Operations

  Revenues.  We had no revenues for either of the three and nine-month periods ended September 30, 2006 and 2005.

  Research and development expenses.  For the three-month period ended September 30, 2006, research and development expenses increased by $779,009, or 59.1%, to $2,097,617 from $1,318,608 in the three-month period ended September 30, 2005. Increased research and development expenses in the current year period is attributable to an increase of approximately $70,000 in the cost of clinical trials and an increase of approximately $156,000 in manufacturing related costs. The increase in expenses is also attributable to an increase of approximately $102,000 in stock compensation expense related to stock options and approximately $434,000 in employee related costs. For the nine-month period ended September 30, 2006, research and development expenses increased by $2,266,299, or 53.0%, to $6,545,986 from $4,279,687 in the nine-month period ended September 30, 2005. Increased research and development expenses in the current year period is attributable to an increase of approximately $626,000 in the cost of clinical trials and an increase of approximately $427,000 in manufacturing related costs The increase in expenses is also attributable to an increase of approximately $266,000 in stock compensation expense related to stock options and approximately $787,000 in employee related costs.

General and administrative expenses. For the three month period ended September 30, 2006, general and administrative expenses increased by $290,621, or 18.9%, to $1,832,361 from $1,541,740 in the three-month period ended September 30, 2005. The increase is attributable to an increase of approximately $229,000 in stock compensation expense related to stock options, approximately $225,000 for investors relations services, approximately $118,000 in legal, accounting, and filing fee costs, approximately $40,000 in travel expenses and approximately $60,000 in employee related costs as we have built infrastructure to support the research and development efforts. These costs were offset by a decrease of $425,000 in merger related costs that were incurred in the three months ending September 30, 2005. For nine month period ended September 30, 2006, general and administrative expenses increased by $3,391,620, or 114.8%, to $6,345,450 from $2,953,830 in the nine-month period ended September 30, 2005. The increase is attributable to an increase of approximately $2,158,000 in stock compensation expense related to stock options, approximately $106,000 as compensation expense for common stock issued to an investor relations consultant, approximately $366,000 for investors relations services, approximately $202,000 in legal, accounting and filing fees, and approximately $347,000 in employee related costs as we have built infrastructure to support the research and development efforts.

Other income (expense) . Other income increased by $381,245, or 404.6%, to $475,476 in the three-month period ended September 30, 2006 from $94,231 recorded in the three-month period ended September 30, 2005. Other income during the three month periods ended September 30, 2006 and 2005, respectively, was comprised of interest income. Other income increased by $675,474, or 380.1% to $853,184 in the nine-month period ended September 30, 2006 from $177,710 recorded in the nine-month period ended September 30, 2005. Other income during the nine month periods ended September 30, 2006 and 2005, respectively, was comprised of interest income. The increase is due to higher cash balances, which was derived from the May 3, 2006 private placement, that was made available for investing purposes.

Net income (loss). For the reasons described above, the net loss increased by $688,385, or 24.9%, to $(3,454,502) in the three month period ended September 30, 2006 from $(2,766,117) for the same period of 2005. The net loss increased $(4,982,445), or 70.6%, to $(12,038,252) in the nine month period ended September 30, 2006 from $(7,055,807) for the same period of 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $34.5 million in cash, cash equivalents and short-term investments. With the proceeds from our 2006 common stock offering, which was completed on May 3, 2006, we believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101, ZIO-201, and ZIO-301 early into the fourth quarter of 2007. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time or to fund development efforts related to new product candidates. We anticipate raising such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At September 30, 2006, the Company’s accumulated deficit was approximately $27.4 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

Our actual cash requirements may vary materially from those now planned because of a number of factors including:

•	Changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates;
•	Competitive and technical advances;
•	Costs of commercializing any of the product candidates;
•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights;
or other developments.

In order to continue our long-term plans for clinical trials and new product development, we will need to raise additional capital to continue to fund our research and development as well as operations after we exhaust our current cash resources. We expect to finance our cash needs through the sale of equity securities and possibly strategic collaborations or debt financings or through other sources that may be dilutive to existing stockholders. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

Since inception, our primary source of funding for our operations has been the private sale of our securities. For the nine months ended September 30, 2006, we received gross proceeds of approximately $37 million ($34,280,121 net of cash issuance costs) as a result of the sale of an aggregate of 7,991,256 shares (the “Shares”) of common stock, at a price of $4.63 per Share, in a private offering (the “2006 Offering”) that was completed on May 3, 2006. In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (the “Placement Agents”) as co-placement agents in connection with the Offering. In consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents aggregate cash commissions of $2,589,966 and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares at an exercise price of $5.09 per share. The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the Offering. Following the completion of Offering, the Company has 15,264,248 shares of common stock outstanding.

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

At September 30, 2006, working capital was approximately $34.5 million, compared to working capital of approximately $7.2 million at December 31, 2005. The increase in working capital reflects the proceeds from the May 2006 offset by the use of funds for operations.

Capital expenditures were approximately $140,000 for the nine months ended September 30, 2006. We anticipate additional capital expenditures of approximately $100,000 for the fiscal year ended December 31, 2006.

The Company’s significant lease obligation payable is as follows:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating lease	$855,343	$275,091	$504,220	$76,032	-

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

No response required.

Item 3. Defaults Upon Senior Securities.

No response required.

Item 4. Submission of Matters to a Vote of Security Holders

No response required.

Item 5. Other Information

Results of Operations and Financial Condition.

The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”

On November 13, 2006, ZIOPHARM Oncology, Inc. issued a press release reporting the financial results for its first quarter ended September 30, 2006. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and ZIOPHARM Oncology, Inc.†
10.2	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and ZIOPHARM Oncology, Inc.†
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 13, 2006.

†Confidential treatment has been requested as to certain portions of this exhibit purusant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: November 13, 2006	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and ZIOPHARM Oncology, Inc.†
10.2	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and ZIOPHARM Oncology, Inc.†
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 13, 2006.

†Confidential treatment has been requested as to certain portions of this exhibit purusant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.