Form 10QSB
period 2007-03-31
ZIOPHARM ONCOLOGY INC
filed 2007-05-02
CIK 1107421

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

As of May 2, 2007, there were 21,182,948 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

	Statement of Operations for the three months ended March 31, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) to March 31, 2007 (unaudited)	4

	Statement of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) to March 31, 2007 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the three months ended March 31, 2007 (unaudited) and for the year ended December 31, 2006, 2005, 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Under Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19
	Signatures	20
	Exhibit Index	21

PART I -	FINANCIAL INFORMATION

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,700,723	$26,855,450
Short-term investments	-	1,555,164
Prepaid expenses and other current assets	574,424	462,789
Total current assets	53,275,147	28,873,403

Property and equipment, net	601,479	451,247

Deposits	9,367	9,367
Other non current assets	299,321	178,080
Total assets	$54,185,314	$29,512,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$955,668	$776,128
Accrued expenses	2,401,818	2,161,914
Total current liabilities	3,357,486	2,938,042

Deferred rent	40,928	41,078

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized; 21,182,948 and 15,272,899 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	21,183	15,273
Additional paid-in capital	68,523,784	44,667,878
Warrants issued	20,503,894	15,071,101
Deficit accumulated during the development stage	(38,261,961)	(33,221,275)
Total stockholders' equity	50,786,900	26,532,977

Total liabilities and stockholders' equity	$54,185,314	$29,512,097

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three months ended March 31, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) through March 31, 2007 (unaudited)

	For the three months	For the three months	For the period from inception (September 9, 2003)
	ended	ended	through
	March 31, 2007	March 31, 2006	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Research contract revenue	$-	$-	$-

Operating expenses and other income:
Research and development, including costs of research contracts	3,426,513	1,768,250	21,538,272
General and administrative	1,990,018	1,504,628	18,646,454
Total operating expenses	5,416,531	3,272,878	40,184,726

Loss from operations	(5,416,531)	(3,272,878)	(40,184,726)

Interest income	375,845	53,838	1,922,765
Net loss	$(5,040,686)	$(3,219,040)	$(38,261,961)

Basic and diluted net loss per share	$(0.29)	$(0.44)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	17,636,919	7,269,501

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the three months ended March 31, 2007 and 2006 and for the period from inception (September 9, 2003) through March 31, 2007 (unaudited)

	For the three months	For the three months	For the period from inception (September 9, 2003)
	ended	ended	through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(5,040,686)	$(3,219,040)	$(38,261,961)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,131	36,631	378,236
Non-cash stock-based compensation	323,694	300,674	4,008,224
Loss on disposal of fixed assets	-	1,166	(1,165)
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(111,635)	(84,295)	(574,424)
Other noncurrent assets	(121,241)	(857)	(299,321)
Deposits	-	-	(9,367)
Increase (decrease) in:
Accounts payable	179,541	(291,090)	955,668
Accrued expenses	239,904	24,258	2,401,818
Deferred rent	(150)	879	40,928
Net cash used in operating activates	(4,461,442)	(3,231,674)	(31,361,364)

Cash flows from investing activities:
Purchases of property and equipment	(219,363)	(69,865)	(978,550)
Decrease (increase) in short-term investments	1,555,164	(4,500,000)	-
Net cash provided by (used in) investing activities	1,335,801	(4,569,865)	(978,550)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	-	30,007
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock, net	28,970,915	25	67,751,034
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	28,970,915	25	85,040,637

Net increase (decrease) in cash and cash equivalents	25,845,274	(7,801,514)	52,700,724

Cash and cash equivalents, beginning of period	26,855,450	8,880,717	-

Cash and cash equivalents, end of period	$52,700,724	$1,079,204	$52,700,724

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and
financing activities:

Warrants issued to placement agents and investors, in connection with with private placement	$5,432,793	$-	$18,525,354

Warrants issued to placement agent, in connection with
preferred stock issuance	$-	$-	$1,682,863

Preferred stock conversion to common stock	$-	$-	$16,759,596

Warrants converted to common shares	$-	$-	$17,844

ZIOPHARM Oncology, Inc.
(Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
For the three months ended March 31, 2007 (unaudited), for the years ended December 31, 2006, 2005, and 2004, and for the period from inception (September 9, 2003) through December 31, 2003

	Convertible Preferred Stock and Warrants					Stockholder's Equity (Deficit)
	Series A Convertible Preferred Stock		Warrants to Purchase Series A Convertible Preferred Stock	Common Stock		Additional Paid-		Deficit Accumulated During The Development	Total Stockholders' Equity/
	Shares	Amount	Warrants	Shares	Amount	in Capital	Warrants	Stage	(Deficit)
Stockholders' contribution,
September 9, 2003	—	$—	$—	250,487	$250	$499,750	$—	$—	$500,000
Net loss	—	—	—	—	—	—	—	(160,136)	(160,136)
Balance at December 31, 2003	—	—	—	250,487	250	499,750	—	(160,136)	339,864
Issuance of common stock	—	—	—	2,254,389	2,254	4,497,746	—	—	4,500,000
Issuance of common stock for services	—	—	—	256,749	257	438,582	—	—	438,839
Fair value of options/warrants
issued for nonemployee services	—	—	—	—	—	13,240	251,037	—	264,277
Net loss	—	—	—	—	—	—	—	(5,687,297)	(5,687,297)

Balance at December 31, 2004	—	—	—	2,761,625	2,761	5,449,318	251,037	(5,847,433)	(144,317)

Issuance of Series A convertible preferred
stock (net of expenses of $1,340,263 and
warrant cost of $1,682,863)	4,197,946	15,076,733	—	—	—	—	—	—	—

Fair value of warrants to purchase Series
A convertible preferred stock	—	—	1,682,863	—	—	—	—	—	—
Issuance of Common stock to EasyWeb
Shareholders	—	—	—	189,922	190	(190)	—	—	—
Conversion of Series A convertible
preferred stock @ $0.001 into $0.001
common stock on September 13, 2005
at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	15,072,535	1,682,863	—	16,759,596
Issuance of common stock for options	—	—	—	98,622	99	4,716	—	—	4,815
Fair value of options/warrants issued for
nonemployee services	—	—	—	—	—	54,115	44,640	—	98,755
Net loss	—	—	—	—	—	—	—	(9,516,923)	(9,516,923)

Balance at December 31, 2005	—	—	—	7,247,992	7,248	20,580,494	1,978,540	(15,364,356)	7,201,926

Issuance of common stock in private placement, net of expenses $2,719,395	—	—	—	7,991,256	7,991	21,179,568	—	—	21,187,559
Issuance of warrants	—	—	—	—	—	—	13,092,561	—	13,092,561
Issuance of common stock for
services rendered	—	—	—	25,000	25	106,225	—	—	106,250
Stock based compensation for employees	—	—	—	—	—	2,776,408	—	—	2,776,408
Issuance of commom stock due to exercise of stock options	—	—	—	5,845	6	25,186	—	—	25,192
Issuance of common stock due to exercise of stock warrants	—	—	—	2,806	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	—	(17,856,919)	(17,856,919)

Balance at December 31, 2006	—	—	—	15,272,899	15,273	44,667,878	15,071,101	(33,221,275)	26,532,977
Issuance of common stock in private placement, net of expenses $1,909,090	—	—	—	5,910,049	5,910	23,532,212	—	—	23,538,122
Issuance of warrants	—	—	—	—	—	—	5,432,793	—	5,432,793
Stock based compensation for employees	—	—	—	—	—	323,694	—	—	323,694
Net loss	—	—	—	—	—	—	—	(5,040,686)	(5,040,686)
Balance at March 31, 2007 (unaudited)	—	$—	$—	21,182,948	$21,183	$68,523,784	$20,503,894	$(38,261,961)	$50,786,900

Item 1.	UNAUDITED FINANCIAL STATEMENTS

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements

1.	BASIS OF PRESENTATION AND OPERATIONS

The financial statements included herein have been prepared by ZIOPHARM Oncology, Inc. (“ZIOPHARM” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in ZIOPHARM Oncology, Inc.’s Form 10-KSB filed on February 13, 2007 for the fiscal year ended December 31, 2006.

ZIOPHARM is a development stage biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, products for the treatment of important unmet medical needs in cancer.

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2007, the Company’s accumulated deficit was approximately $38.3 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

On February 23, 2007, pursuant to subscription agreements between the Company and certain institutional and other accredited investors, the Company completed the sale of an aggregate of 5,910,049 shares of the Company’s common stock at a price of $5.225 per share in a private placement (the “2007 Offering”). In addition to these shares sold in the 2007 Offering, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.75 per share, an additional number of shares of common stock equal to 20 percent of the shares purchased by such investor in the 2007 Offering. In the aggregate, these warrants entitle investors to purchase an additional 1,182,015 shares of common stock. The Company estimated the fair value of these warrants at $4,724,169 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses.

The Company engaged Paramount BioCapital, Inc. (“Paramount”), Griffin Securities, Inc., and Oppenheimer & Co. Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1,630,800 (of which $1,019,250 was paid to Paramount; see Note 4 - Related Party Transactions) and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share. In connection with the 2007 offering, the Company also made cash payments of $222,000 and issued 5-year warrants to purchase 21,244 shares of the Company's common stock, at an exercise price of $5.75 per share, to a consultant pursuant to a non-circumvention provision of a prior agreement. The Company estimated the fair value of these 177,302 warrants at $708,624 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%.

Pursuant to the 2007 Offering, the Company agreed to use its best efforts to (i) file a registration statement covering the resale of the shares sold in the 2007 Offering and the common stock issuable upon exercise of the investor warrants and placement agent warrants issued in the 2007 Offering within 45 days following the closing date of the 2007 Offering, and (ii) use its reasonable commercial efforts to cause the registration statement to be effective within 120 days after such final closing date. Effective January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” "FSP EITF 00-19-2". In accordance with FSP EITF 00-19-2, the Company accounts obligations under registration payments arrangement in accordance with SFAS No. 5, "Accounting for Contingencies". Instruments subject to registration payments are accounted for without regard to the contingent obligation to make registration payments. As a result, the Company has determined that no contingent loss exists based on its history of timely annual, quarterly and registration filings. The Company intends to continue the timely compliance with all SEC filing requirements, which will keep the Company current and the shares registered.

1.	BASIS OF PRESENTATION AND OPERATIONS …CONTINUED

With respect to each investor in the 2007 Offering, the Company also agreed to use its reasonable commercial efforts to cause the registration statement to remain effective until the earliest of (i) the date on which the investor may sell all of the shares and shares issuable upon exercise of the warrants then held by the investor pursuant to Rule 144(k) of the Securities Act of 1933 without regard to volume restrictions; and (ii) such time as all of the securities held by the investor and registered under the registration statement have been sold pursuant to a registration statement, or in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(1) thereof so that all transfer restrictions and restrictive legends are removed upon the consummation of such sale. The 2007 Placement Agents have been afforded equivalent registration rights as the investors in the 2007 Offering with respect to the shares issuable upon exercise of the placement agent warrants. Warrants issued in the 2007 Offering are classified as equity based on the determination that the penalty for failure to register is not uneconomic. On March 1, 2007, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement was declared effective on March 26, 2007 rendering the resale of the shares issued in the 2007 Offering registered under the Securities Exchange Act of 1933.

The results disclosed in the Statements of Operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for the Company on January 1, 2007. Adoption of this new Standard, did not have a material impact on our financial position, results of operations or cash flows.

3.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) Share-Based Payment, using the modified prospective method, which results in the provision of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award using the Black Scholes Model and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employee, and related interpretations which resulted in account for employee share options at their intrinsic value in the financial statements.

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three months ended March 31, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months ended March 31, 2007	Three months ended March 31, 2006

Research and development, including costs of research contracts	$143,210	$27,991
General and administrative	180,484	272,683
Share based compensation expense before tax	323,694	300,674
Income tax benefit	—	—
Net compensation expense	$323,694	$300,674

4.	STOCKHOLDERS’ EQUITY

On February 23, 2007, pursuant to subscription agreements between the Company and certain institutional and other accredited investors, the Company completed the 2007 Offering in which the Company’s sold an aggregate of 5,910,049 shares of the Company’s common stock at a price of $5.225 per share. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses. Following the completion of the 2007 Offering, the Company has 21,182,948 shares of common stock outstanding.

5.	RELATED PARTY TRANSACTIONS

In connection with the 2007 Offering, on February 23, 2007, the Company paid Paramount cash commissions equal to 6% of the gross proceeds from the sale of the shares sold by Paramount in the 2007 Offering, resulting in a cash payment of approximately $1,019,250. In addition, the Company issued 5-year warrants to the placement agents in the 2007 Offering and their designees to purchase an aggregate of 177,302 shares (3% of the shares sold in the 2007 Offering) of the Company’s common stock, of which  97,536 at an exercise price of $5.75 per share were issued to Paramount.

Mr. Timothy McInerney, who is a member of the Board of Directors of the Company, was a full-time employee of Paramount from 1992 through March 2007. In addition, Michael Weiser, a current member of the Board of Directors of the Company, was a full-time employee of Paramount from 1998 through November 2006.

6.	STOCK OPTION PLAN

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

As of March 31, 2007, there were 1,921,535 shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase Common Stock. As of March 31, 2007, the Company had issued to our employees outstanding options to purchase up to 1,651,111 shares of the Company’s Common Stock. In addition, the Company has issued to our directors options to purchase up to 270,174 shares of the Company’s Common Stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s Common Stock.

6.	STOCK OPTION PLAN ...CONTINUED

Currently, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the day before the date of grant. Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 70,934 additional shares for issuance under options granted outside of the 2003 Stock Option Plan.

During three months ended March 31, 2007, the Company granted 18,500 options. Also during the three months ended March 31, 2007 the Company cancelled 10,000, while no options were exercised, under the 2003 Stock Option plan, in this period. No options were granted, cancelled, or exercised during the three months ended March 31, 2006. During the three months March 31, 2007, the Company entered into a termination agreement with an employee which accelerated the employee’s previously granted options. The Company recorded a charge of $41,663, in the three months ended March 31, 2007, as a result of the acceleration.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions used at March 31, 2007 are as follows, volatility of 93%, expected life of approximately 5 years, a dividend yield of 0% and a risk-free interest rate of 4.71%.

Stock option activity under the Company’s stock plan for the three-month period ended March 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,913,035	$3.95
Granted	18,500	5.52
Exercised	—	—
Canceled	10,000	5.71
Outstanding, March 31, 2007	1,921,535	$3.96	8.47	$2,215,769
Options exercisable, March 31, 2007	1,228,751	$3.33	8.12	$2,189,458
Outstanding, March 31, 2006	973,639	$2.56	8.7	$2,200,200
Options exercisable, March 31, 2006	417,423	$1.97	8.4	$1,180,876

Stock options granted in the three months ended March 31, 2007 and 2006, had weighted average grant date fair values of $4.05 and $0, respectively. At March 31, 2007, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $2,076,293. The cost is expected to be recognized over a weighted-average period of 1.67 years.

7.	WARRANTS

On February 23, 2007, as part of the 2007 Offering, the Company issued warrants to purchase 1,182,015 shares of common stock to investors and 177,302 warrants to purchase common stock to the Placement Agents and their designees. The Company estimated the fair value of the warrants at $4,724,169 and $708,624 respectively, using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The fair value of the warrants was recorded as a permanent component of shareholder’s equity.

8.	SUBSEQUENT EVENTS

On April 25, 2007, the date of the Company’s annual stockholders meeting, the shareholders approved an amendment to the Plan increasing the total shares reserved by 2,000,000 shares, for a total of 4,002,436 shares.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this Quarterly Report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to successfully develop or commercialize our product candidates, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 10-KSB filed on February 13, 2007.

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidate families that are related to cancer therapeutics that are already on the market or in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources. Currently, we are in phase I and/or II studies for three product candidates known as ZIO-101, ZIO-201 and ZIO-301:

●
ZIO-101 is an organic arsenic compound covered by issued U.S. patents and applications internationally. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox ® ) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL), a precancerous condition, and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that ZIO-101 (and organic arsenic in general) is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. In vitro testing of ZIO-101 using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma. Preclinical studies have also established antiangiogenic properties of ZIO-101 and also support the use of an oral form of the drug.

Phase I testing of the intravenous (IV) form of ZIO-101 is still ongoing with two safety and dose finding studies to be completed in the near future. The Company has seen encouraging signs of clinical activity in both of these studies. The Company has completed the phase I portion of an ongoing phase I/II study in advanced multiple myeloma, also with encouraging signs of clinical activity. ZIOPHARM currently expects to complete multiple phase II studies by year-end, which, following discussions with appropriate health authorities, will serve as a basis for the contemplated registration trial. The Company expects to file a U.S. Investigational New Drug Application for the clinical study of an oral form of ZIO-101 in 2007.

●
ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed in the U.S. and internationally. Cyclophosphamide and ifosfamide are alkylating agents. The Company believes cyclophosphamide is the most widely used alkylating agent in cancer therapy and is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself, or in combination in treating sarcoma and lymphoma and is approved by the FDA for testicular cancer. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the U.S. Food and Drug Administration. Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201. Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active without acrolein or chloroacetaldehyde metabolites, the Company believes that the administration of ZIO-201 may avoid many of the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In addition to anticipated lower toxicity, ZIO-201 (and without the co-administration of mesna) may have other advantages over ifosfamide. In preclinical studies ZIO-201 likely cross-links DNA differently than ifosfamide or cyclophosphamide metabolites, resulting in a different activity profile. Moreover, in some instances ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Phase I and phase II testing of the intravenous (“IV”) form of ZIO-201 is ongoing in the U.S. IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Electrolyte imbalances similar to those seen with ifosfamide have occurred in the higher dose cohorts. The Company has seen encouraging signs of clinical activity in the phase I study. The Company has completed a phase I study in advanced sarcoma and a phase II is ongoing. ZIOPHARM expects to complete phase I and phase II studies by year-end, which, following discussions with appropriate health authorities, will serve as a basis for contemplated registration trial. The Company also expects to file a U.S. Investigational New Drug Application for an oral form of ZIO-201 in 2007.

●
ZIO-301 (indibulin) is a novel small molecular weight tubulin polymerization inhibitor that has been acquired from Baxter Healthcare. A phase I study is currently underway in the Netherlands with indibulin to evaluate safety, pharmacokinetics (PK), maximum tolerated dose (MTD) and dose limiting toxicity (DLT) in patients with advanced solid tumors; an Investigational New Drug Application has been filed in the United States and a phase I study is expected to initiate following FDA review.

The microtubule component tubulin is one of the more well established anti-tumor targets in the treatment of cancer today. A number of drugs are on the market that target tubulin, for example paclitaxel (Taxol ®) and the vinca alkaloid family (vincristine, vinorelbine). The use of these drugs is associated with important toxicities. Notably, paclitaxel causes significant peripheral neurotoxicity. In contrast, indibulin has not shown peripheral neurotoxicity either in preclinical testing or in the clinic to date.

This class of agents is typically the mainstay of chemotherapy in a wide variety of cancer indications. Indibulin is an orally available compound with preclinical data that indicates significant and broad activity (including taxane refractory and multi-drug resistant cell lines and xenografts) and it is potentially safer than other tubulin inhibitors (no neurotoxicity at curative doses in animals and in the ongoing phase I trial). At the current time, the Company anticipates pursuing a Fast Track development program in a niche indication following the completion of phase II testing. Potential initial indications would include but are not limited to bladder, head & neck, prostate, colorectal, and renal cancer. Registration in one of these indications would then be followed by label expansion via trials that will have been initiated in anticipation of registration. In addition, the availability of an IV formulation would further expand the market opportunity and will be explored in 2007. Availability of an oral formulation of indibulin creates significant commercial opportunity, since no oral formulations of paclitaxel or related compounds are currently on the market.

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

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy, including the clinical development of our three lead product candidates, ZIO-101, ZIO-201 and ZIO-301. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during those 12 months to include:

●	Fees and milestone payments required under the license agreements relating to our existing product candidates;

●
Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for ZIO-101 and ZIO-201, ZIO-301, and preclinical costs associated with back-up candidates ZIO-102 and ZIO-202;

●	Costs related to the scale-up and manufacture of ZIO-101, ZIO-201, and ZIO-301;

●	Rent for our facilities; and

●	General corporate and working capital, including general and administrative expenses.

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

At our current and desired pace of clinical development of ZIO-101, ZIO-201, ZIO-301, and other back-up candidates and ongoing in-licensing efforts over the next 12 months we expect to spend approximately $2.8 million on preclinical and regulatory expenses, $16.8 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $5.4 million on manufacturing costs, approximately $520,000 on facilities, rent (including additional space not presently contracted) and other facilities related costs, and approximately $6.5 million on general corporate and working capital. With the proceeds from the common stock offering of February 23, 2007, we believe that we currently have sufficient capital to fund development and commercialization activities of ZIO-101, ZIO-201, and ZIO-301 late into the fourth quarter of 2008.

Product Candidate Development and Clinical Trials

ZIO-101. ZIO-101, organic arsenic, is being developed presently to treat advanced myeloma and the phase II portion of a phase I/II trial in advanced multiple myeloma is underway. Phase II trials in liver cancer and other hematological malignancies have also been initiated. We will continue to explore the use of ZIO-101 in other phase II trials as well as exploring different dosing schedules and forms. Preclinical development will continue with a back-up compound designated as ZIO-102. Additional compounds are being synthesized under an extension of our agreement with The University of Texas M.D. Anderson Cancer Center and the Texas A&M University System. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification for both the IV and oral forms will continue through the period leading to the expected registration trial. Preclinical development will continue with additional compounds.

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

ZIO-301. ZIO-301, a novel anti-cancer agent that targets mitosis like the taxanes, is available as an oral and potentially an intravenous form. The oral form is currently in a phase I trial in Europe, with trials expected to initiate in 2007 under an Investigational New Drug Application filed in the United States.

Results of Operations for the three months ended March 31, 2007 versus March 31, 2006

Revenues.  We had no revenues for three months ended March 31, 2007 and 2006.

Research and development expenses.  For the three months ended March 31, 2007, research and development expenses increased by $1,658,263, or 93.8%, to $3,426,513 from $1,768,250 in the three months ended March 31, 2006. The increase is attributable to an increase of approximately $811,000 in manufacturing related costs and an increase of approximately $466,000 in the cost of clinical trials. The increase in expenses is also attributable to an increase of approximately $115,000 in stock compensation expense related to stock options and approximately $206,000 in employee related costs.

General and administrative expenses. For the three months ended March 31, 2007, general and administrative expenses increased by $485,390, or 32.3%, to $1,990,018 from $1,504,628 in the three months ended March 31, 2006. The increase is attributable to an increase of approximately $130,000 in investor relation services and filing fees and an increase of approximately $260,000 in payroll and related expenses.

Other income (expense). Other income increased by $322,007, or 598.0%, to $375,845 in the three months ended March 31, 2007 from $53,838 recorded in the three months ended March 31, 2006. Other income, during the three months ended March 31, 2007 and 2006, was comprised primarily of interest income. The increase is due to higher cash balances, which was derived from the February 23, 2007 and May 3, 2006 private placements that were made available for investing purposes.

Net income (loss). For the reasons described above, the net loss increased by $1,821,646, or 56.6%, to $(5,040,686) in the three months ended March 31, 2007 from $3,219,040 for the same period of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $52.7 million in cash and cash equivalents. With the proceeds from our 2007 common stock offering, which was completed on February 23, 2007, we believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101, ZIO-201, and ZIO-301 late into the fourth quarter of 2008. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time or to fund development efforts related to new product candidates. We anticipate raising such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At March 31, 2007, the Company’s accumulated deficit was approximately $38.3 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

•	Our actual cash requirements may vary materially from those now planned because of a number of factors including:

•	Changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates;

•	Competitive and technical advances;

•	Costs of commercializing any of the product candidates;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights; or other developments

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

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the three months ended March 31, 2007, we received gross proceeds of approximately $30.9 million ($28,970,915) net of cash issuance costs) as a result of a sale of an aggregate of 5,910,049 shares (the “Shares”) of the Company’s common stock at a price of $5.225 per Share in a private placement (the “2007 Offering”). In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.75 per share, an additional number of shares of common stock equal to 20 percent of the Shares purchased by such investor in the 2007 Offering. In the aggregate, these Warrants entitle investors to purchase an additional 1,182,015 shares of common stock. The Company estimated the fair value of these warrants at $4,724,169 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses.

During the year ended December 31, 2006, we received gross proceeds of approximately $37 million ($34,280,121 net of cash issuance costs) as a result of the sale of an aggregate of 7,991,256 shares (the “Shares”) of common stock, at a price of $4.63 per Share, in a private offering (the “2006 Offering”) that was completed on May 3, 2006. In addition to the Shares, the Company also issued to each investor a five-year warrant (each a “Warrant”) to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the Shares purchased by such investor in the Offering. In the aggregate, these Warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (the “Placement Agents”) as co-placement agents in connection with the Offering. In consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents aggregate cash commissions of $2,589,966 and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares at an exercise price of $5.09 per share. The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the Offering.

During the year ended December 31, 2005, we received $4,815 proceeds from the exercise of stock options and gross proceeds of approximately $18.1 million ($16.8 net of issuance costs) as a result of the sale by ZIOPHARM, Inc. of Series A Convertible Preferred Stock in a private placement transaction. During the twelve months ended December 31, 2004, we received proceeds of approximately $4.5 million as a result of the sale by ZIOPHARM, Inc. of common stock in a private placement transaction.

At March 31, 2007, working capital was approximately $50.0 million, compared to working capital of approximately $25.9 million at December 31, 2006. The increase in working capital reflects the proceeds from the February 2007 offset by the use of funds for operations.

Capital expenditures were approximately $219,000 for the three months ended March 31, 2007. We anticipate capital expenditures of approximately $500,000 for the fiscal year ended December 31, 2007.

The Company’s significant lease obligation payable is as follows:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease	$758,110	$269,831	$455,384	$32,895	-

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

Item 4. Submission of Matters to a Vote of Security Holders

No response required.

Item 5. Other Information

Adoption of Amendment to 2003 Stock Option Plan

At the Company’s annual stockholders’ meeting held on April 25, 2007, the Company’s stockholders approved the adoption of an amendment to the 2003 Stock Option Plan (the “2003 Plan”) that increases the number of shares of common stock available for issuance under the 2003 Plan from 2,002,436 shares to 4,002,436 shares. A copy of such amendment is filed as Exhibit 10.1 to this report.

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 2 to the 2003 Stock Option Plan
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: May 2, 2007	By:	/s/ Jonathan Lewis Jonathan Lewis, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2007	By:	/s/ Richard Bagley Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to the 2003 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.