Form 10QSB
period 2007-06-30
ZIOPHARM ONCOLOGY INC
filed 2007-08-13
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐  No ☒

As of August 10, 2007, there were 21,182,948 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐  No ☒

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Statement of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) to June 30, 2007 (unaudited)	4

	Statement of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) to June 30, 2007 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the six months ended June 30, 2007 (unaudited) and for the year ended December 31, 2006, 2005, 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Under Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23
	Signatures	24
	Exhibit Index	25

Item 1. UNAUDITED FINANCIAL STATEMENTS
PART I - FINANCIAL INFORMATION

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,689,836	$26,855,450
Short-term investments	-	1,555,164
Prepaid expenses and other current assets	817,814	462,789
Total current assets	47,507,650	28,873,403

Property and equipment, net	661,096	451,247

Deposits	50,779	9,367
Other non current assets	301,478	178,080
Total assets	$48,521,003	$29,512,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,488,815	$776,128
Accrued expenses	2,334,807	2,161,914
Total current liabilities	3,823,622	2,938,042

Deferred rent	43,625	41,078

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized; 21,182,948 and 15,272,899 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	21,183	15,273
Additional paid-in capital	68,935,841	44,667,878
Warrants issued	20,503,894	15,071,101
Deficit accumulated during the development stage	(44,807,162)	(33,221,275)
Total stockholders' equity	44,653,756	26,532,977

Total liabilities and stockholders' equity	$48,521,003	$29,512,097

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three and six months ended June 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) through June 30, 2007
(unaudited)

					For the period
	For the three	For the three	For the six	For the six	from inception
	months	months	months	months	(September 9, 2003)
	ended	ended	ended	ended	through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Research contract revenue	$—	$—	$—	$—	$—

Operating expenses and other income:
Research and development including costs of research contracts	4,347,610	2,680,119	7,774,123	4,448,369	25,885,882
General and administrative	2,847,973	3,008,461	4,837,991	4,513,089	21,494,427
Total operating expenses	7,195,583	5,688,580	12,612,114	8,961,458	47,380,309

Loss from operations	(7,195,583)	(5,688,580)	(12,612,114)	(8,961,458)	(47,380,309)

Interest income	650,382	323,870	1,026,227	377,708	2,573,147
Net loss	(6,545,201)	(5,364,710)	(11,585,887)	(8,583,750)	(44,807,162)

Basic and diluted net loss per share	(0.31)	(0.43)	(0.60)	(0.87)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,182,948	12,423,033	19,419,729	9,832,051

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the six months ended June 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) through June 30, 2007 (unaudited)

			For the Period
			from Inception
	For the	For the	(September 9,
	six months	six months	2003)
	ended	ended	through
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(11,585,887)	$(8,583,750)	$(44,807,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,310	75,877	491,415
Non-cash stock-based compensation	735,751	2,199,973	4,420,280
Loss on disposal of fixed assets	-	(1,165)	(1,165)
Change in operating assets and liabilites:
Increase in:
Prepaid expenses and other current assets	(355,025)	(6,844)	(817,814)
Other noncurrent assets	(123,398)	(1,754)	(301,478)
Deposits	(41,412)	-	(50,779)
Increase (decrease) in:
Accounts payable	712,687	(208,868)	1,488,815
Accrued expenses	172,893	593,951	2,334,807
Deferred rent	2,547	1,758	43,625
Net cash used in operating activities	(10,299,534)	(5,930,822)	(37,199,456)

Cash flows from investing activities:
Purchases of property and equipment	(392,159)	(100,093)	(1,151,346)
Decrease (increase) in short-term investments	1,555,164	(4,552,726)	-
Net cash provided by (used in) investing activities	1,163,005	(4,652,819)	(1,151,346)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	-	30,007
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock, net	28,970,915	34,280,120	67,751,035
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	28,970,915	34,280,120	85,040,638

Net increase in cash and cash equivalents	19,834,386	23,696,479	46,689,836

Cash and cash equivalents, beginning of period	26,855,450	8,880,717	-

Cash and cash equivalents, end of period	$46,689,836	$32,577,196	$46,689,836

Supplementary disclosure of cash flow information:
Cash paid for interest	—	—	—

Cash paid for income taxes	—	—	—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors, in connection with private placement	$5,432,793	$13,092,561	$18,525,354
Warrants issued to placement agent, in connection with preferred stock issuance	—	—	$1,682,863

Preferred stock conversion to common stock	—	—	$16,759,596

Warrants converted to common shares	—	—	$17,844

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Prefered Stock and Stockholders' Equity (Deficit)
For the six months ended June 30, 2007 (unaudited), for the years ended December 31, 2006, 2005 and 2004, and for the period from inception (September 9, 2003) to December 31, 2003

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to Purchase
	Series A		Series A Convertible
	Convertible Preferred Stock		Preferred Stock	Common Stock				Deficit Accumulated	Total
						Additional Paid-		During The	Stockholders' Equity/
	Shares	Amount	Warrants	Shares	Amount	in Capital	Warrants	Development Stage	(Deficit)
Stockholders' contribution, September 9, 2003	-	$-	$-	$250,487	$250	$499,750	-	-	$500,000
Net loss	-	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003	-	-	-	250,487	250	499,750	-	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	-	4,500,000
Issuance of common stock for services	-	-	-	256,749	257	438,582	-	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	13,240	251,037	-	264,277
Net loss	-	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004	-	-	-	2,761,625	2,761	5,449,318	251,037	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock (net of expenses of $1,340,263 and warrant cost of $1,682,863)	4,197,946	15,076,733	-	-	-	-	-	-	-
Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-	-

Issuance of Common stock to EasyWeb Shareholders	-	-	-	189,922	190	(190)	-	-	-

Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	15,072,535	1,682,863	-	16,759,596
Issuance of common stock for options	-	-	-	98,622	99	4,716		-	4,815
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	54,115	44,640	-	98,755
Net loss	-	-	-	-	-	-	-	(9,516,923)	(9,516,923)

Balance at December 31, 2005	-	-	-	7,247,992	7,248	20,580,494	1,978,540	(15,364,356)	7,201,926

Issuance of common stock in private placement, net of expenses $2,719,395	-	-	-	7,991,256	7,991	21,179,568	-	-	21,187,559
Issuance of warrants	-	-	-	-	-	-	13,092,561	-	13,092,561
Issuance of common stock for services rendered	-	-	-	25,000	25	106,225	-	-	106,250
Stock based compensation for employees	-	-	-	-	-	2,776,408	-	-	2,776,408
Issuance of common stock due to exercise of stock options	-	-	-	5,845	6	25,186	-	-	25,192
Issuance of common stock due to exercise of stock warrants	-	-	-	2,806	3	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	(17,856,919)	(17,856,919)

Balance at December 31, 2006	-	-	-	15,272,899	15,273	44,667,878	15,071,101	(33,221,275)	26,532,977
Issuance of common stock in private	-	-	-
placement, net of expenses $1,909,090	-	-	-	5,910,049	5,910	23,532,212	-	-	23,538,122
Issuance of warrants	-	-	-	-	-	-	5,432,793	-	5,432,793
Stock based compensation for employees	-	-	-	-	-	735,751	-	-	735,751
Net Loss	-	-	-	-	-	-	-	(11,585,887)	(11,585,887)
Balance at June 30, 2007 (unaudited)	$-	$-	$-	$21,182,948	$21,183	$68,935,841	$20,503,894	$(44,807,162)	$44,653,756

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements

1.	BASIS OF PRESENTATION AND OPERATIONS

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

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2007, the Company’s accumulated deficit was approximately $44.8 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing(s) will be required to continue operations as we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

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

The Company engaged Paramount BioCapital, Inc. (“Paramount”), Oppenheimer & Co. Inc., and Griffin Securities, Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1,630,800 (of which $1,019,250 was paid to Paramount; see Note 4 - Related Party Transactions) and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share. In connection with the 2007 Offering, the Company also made cash payments of $222,000 and issued 5-year warrants to purchase 21,244 shares of the Company's common stock, at an exercise price of $5.75 per share, to a financial consultant pursuant to the non-circumvention provision of a prior agency agreement. The Company estimated the fair value of these 177,302 warrants at $708,624 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%.

Pursuant to the 2007 Offering, the Company agreed to use its best efforts to (i) file a registration statement covering the resale of the shares sold in the 2007 Offering and the common stock issuable upon exercise of the investor warrants and placement agent warrants issued in the 2007 Offering within 45 days following the closing date of the 2007 Offering, and (ii) use its reasonable commercial efforts to cause the registration statement to be effective within 120 days after such final closing date. Effective January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” " FSP EITF 00-19-2". In accordance with FSP EITF 00-19-2, the Company accounts for obligations under registration payment arrangements in accordance with SFAS No. 5, "Accounting for Contingencies". Instruments subject to registration payments are accounted for without regard to the contingent obligation to make registration payments. As a result, the Company has determined that no contingent loss exists based on its history of timely annual, quarterly and registration filings. The Company intends to continue the timely compliance with all SEC filing requirements, which will keep the Company current and the shares registered.

1.	BASIS OF PRESENTATION AND OPERATIONS …CONTINUED

With respect to each investor in the 2007 Offering, the Company also agreed to use its reasonable commercial efforts to cause the registration statement to remain effective until the earliest of (i) the date on which the investor may sell all of the shares and shares issuable upon exercise of the warrants then held by the investor pursuant to Rule 144(k) of the Securities Act of 1933 without regard to volume restrictions; and (ii) such time as all of the securities held by the investor and registered under the registration statement have been sold pursuant to a registration statement, or in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(1) thereof so that all transfer restrictions and restrictive legends are removed upon the consummation of such sale. The 2007 Placement Agents have been afforded equivalent registration rights as the investors in the 2007 Offering with respect to the shares issuable upon exercise of the placement agent warrants. Warrants issued in the 2007 Offering are classified as equity based on the determination that the penalty for failure to register is not uneconomic. On March 1, 2007, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement was declared effective on March 26, 2007, rendering the resale of the shares issued in the 2007 Offering registered under the Securities Exchange Act of 1933.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation was effective for the Company on January 1, 2007. Adoption of this new Standard did not have a material impact on our financial position, results of operations or cash flows.

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

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three and six months ended June 30, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months	Three months	Six months	Six months
	ended June 30, 2007	ended June 30, 2006	ended June 30, 2007	ended June 30, 2006

Research and development, including costs of research contracts	$229,048	$101,035	$372,258	$164,244
General and administrative	183,009	1,763,021	363,493	1,929,479
Share based compensation expense before tax	412,057	1,864,056	735,751	2,093,723
Income tax benefit	-	-	-	-
Net compensation expense	$412,057	$1,864,056	$735,751	$2,093,723

4.	STOCKHOLDERS’ EQUITY

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

In connection with the 2007 Offering, on February 23, 2007, the Company paid Paramount cash commissions equal to 6% of the gross proceeds from the sale of the shares sold by Paramount in the 2007 Offering, resulting in a cash payment of approximately $1,019,250. In addition, the Company issued 5-year warrants to the placement agents in the 2007 Offering and their designees to purchase an aggregate of 177,302 shares (3% of the shares sold in the 2007 Offering) of the Company’s common stock at an exercise price of $5.75 per share, of which  97,536 were issued to Paramount.

Timothy McInerney, who is a member of the Board of Directors of the Company, was a full-time employee of Paramount from 1992 through March 2007. In addition, Michael Weiser, a current member of the Board of Directors of the Company, was a full-time employee of Paramount from 1998 through November 2006.

6.	STOCK OPTION PLAN

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company had initially reserved for the issuance of 1,252,436 shares of its Common Stock. The Plan was approved by the Company’s stockholders on December 21, 2004. On April 25, 2007 and April 26, 2006, the date of the Company’s annual stockholders meetings, the Company’s stockholders approved amendments to the Plan increasing the total shares reserved by 2,000,000 and 750,000 shares, respectively, for a total of 4,002,436 shares.

As of June 30, 2007, there were 2,254,044 shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase common stock. As of June 30, 2007, the Company had issued to our employees outstanding options to purchase up to 1,893,620 shares of the Company’s common stock. In addition, the Company has issued to our directors options to purchase up to 360,174 shares of the Company’s common stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

6.	STOCK OPTION PLAN ...CONTINUED

Currently, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the day before the date of grant. Stock options to employees generally vest ratably in annual installments over three years and have contractual terms of ten years. Stock options to directors generally vest ratably in annual installments over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 70,934 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. As of June 30, 2007, there are 70,934 options outstanding and 25,111 options exercisable that are outside of the 2003 Stock Option Plan. During the six months ended June 30, 2007, the Company recorded a $120,492 stock compensation expense in connection with the Company achieving a predetermined development milestone, which triggered the vesting of 25,111 of the options granted outside of the 2003 Stock Option Plan.

During the three and six months ended June 30, 2007, the Company granted 410,750 and 429,250 options. Also during the three and six months ended June 30, 2007, the Company cancelled 10,000 and 88,241 options, while no options were exercised, under the 2003 Stock Option plan, in this period. During the three and six months ended June 30, 2006, 637,180 options were granted, none were cancelled and no options were exercised. During the six months June 30, 2007, the Company entered into a termination agreement with an employee which accelerated the vesting of an employee’s previously granted options. The Company recorded a charge of $41,663 in the six months ended June 30, 2007 as a result of the acceleration. These accelerated options have expired without exercise and the Company cancelled the options in the six month period ending June 30, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions used at June 30, 2007 are as follows, volatility of 91 - 93%, expected life of approximately 5 years, a dividend yield of 0% and a risk-free interest rate of 4.39 - 5.03%.

Stock option activity under the Company’s stock plan for the six month period ended June 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,913,035	$3.95
Granted	429,250	4.89
Exercised	—	—
Cancelled	88,241	3.60
Outstanding, June 30, 2007	2,254,044	$4.14	8.55	$2,636,843
Options exercisable, June 30, 2007	1,216,243	$3.41	7.90	$2,143,380
Outstanding, June 30, 2006	1,610,819	$3.52	8.96	$2,702,915
Options exercisable, June 30, 2006	869,362	$3.51	8.98	$1,472,592

Stock options granted in the six months ended June 30, 2007 and 2006, had weighted average grant date fair values of $3.56 and $3.92, respectively. At June 30, 2007, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $3,229,481. The cost is expected to be recognized over a weighted-average period of 1.73 years.

7.	WARRANTS

On February 23, 2007, as part of the 2007 Offering, the Company issued warrants to purchase 1,182,015 shares of common stock to investors and 177,302 warrants to purchase common stock to the 2007 Placement Agents, their designees and a previously-engaged financial consultant. The Company estimated the fair value of the warrants at $4,724,169 and $708,624 respectively, using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The fair value of the warrants was recorded as a permanent component of shareholder’s equity.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis and Plan of Operation” sections in Part I, Item 2 of this Quarterly Report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to develop or commercialize our product candidates successfully, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to our and our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 10-KSB filed on February 13, 2007.

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidate families that are related to cancer therapeutics that are already on the market or in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources. Currently, we are in phase I and II studies for three product candidates known as ZIO-101, ZIO-201 and ZIO-301:

●
ZIO-101 (darinaparsin) is an organic arsenic compound covered by issued U.S. patents and applications internationally. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox ®) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL), a precancerous condition, and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that ZIO-101 is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. Similar results have been reported for other organic species. In vitro testing of ZIO-101 using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma. Preclinical studies have also established antiangiogenic properties of ZIO-101 and also support the development of an oral form of the drug.

Overview…Continued

Phase I testing of the intravenous (IV) form of ZIO-101 in both solid tumors and hematological cancers is completed. The Company has reported encouraging signs of clinical activity along with an expected safety profile in both of these studies. The Company is presently conducting phase II studies in advanced myeloma, certain other hematological cancers, and primary liver cancer and has reported on early patient treatment in both of the blood cancer trials. ZIOPHARM currently expects to complete enrollment in both of these hematological studies by year-end and the liver trial in the first quarter of 2008. The Company has recently opened a phase I study for an oral form of ZIO-101 ahead of schedule. Study results from the oral phase I trial and the ongoing phase II trials, in conjunction with market dynamics as a result of the launch of Revlamid ® for myeloma and Nexavar ® for liver cancer, will determine the expected registration pathway for ZIO-101.

●
ZIO-201, or isophosphoramide mustard (IPM), is a proprietary stabilized metabolite of ifosfamide that is also related to cyclophosphamide. A patent application for pharmaceutical composition has been filed in the U.S. and internationally. Cyclophosphamide and ifosfamide are alkylating agents. The Company believes cyclophosphamide is the most widely used alkylating agent in cancer therapy and it is used to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself or in combination in treating sarcoma and lymphoma and is approved by the FDA for testicular cancer. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the U.S. Food and Drug Administration. Our preclinical studies have shown that, in animal and laboratory models, IPM evidences activity against leukemia and solid tumors. These studies also indicate that ZIO-201 has a better pharmacokinetic and safety profile than ifosfamide or cyclophosphamide, offering the possibility of safer and more efficacious therapy with ZIO-201. Ifosfamide is metabolized to IPM. In addition to IPM, another metabolite of ifosfamide is acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is another metabolite of ifosfamide and is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because ZIO-201 is independently active without acrolein or chloroacetaldehyde metabolites, the Company believes that the administration of ZIO-201 (and without the co-administration of mesna) may avoid many of the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In some instances ZIO-201 appears to show activity in ifosfamide- and/or cyclophosphamide-resistant cancer cells.

Phase I and phase II testing of the intravenous (“IV”) form of ZIO-201 to treat advanced sarcoma is ongoing in the U.S. IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity has been identified as the dose limiting toxicity. The Company has reported encouraging signs of clinical activity in the phase II study to date. The Company expects to complete this phase II study by year-end, which, following discussions with appropriate health authorities, will serve as a basis for the contemplated registration trial. The Company also expects to file a U.S. Investigational New Drug Application for an oral form of ZIO-201 and to initiate trials in pediatric cancer and another solid tumor by the end of 2007.

Overview…Continued

●
ZIO-301 (indibulin) is a novel small molecular weight tubulin polymerization inhibitor that has been acquired from Baxter Healthcare. An ongoing phase I study in the Netherlands and a newly initiated phase I study in the U.S. (with continuous dosing) are currently underway to evaluate safety, pharmacokinetics (PK), maximum tolerated dose (MTD) and dose limiting toxicity (DLT) in patients with advanced solid tumors. The Company expects to complete these and other studies as the basis for a phase II study for a solid tumor as well as a phase Ib combination study with another agent (as determined by ongoing preclinical evaluation) in the first quarter of 2008.

The microtubule component tubulin is one of the best established anti-tumor targets in the treatment of cancer today. A number of anticancer drugs are on the market that target tubulin, for example paclitaxel (Taxol ®) and the vinca alkaloid family (vincristine, vinorelbine). This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with important toxicities, notably significant peripheral neurotoxicity. In contrast, indibulin has not shown peripheral neurotoxicity either in preclinical testing or in clinical study to date.

Indibulin is an orally available compound. Preclinical studies demonstrate significant and broad activity (including in taxane refractory and multi-drug resistant cell lines and xenografts) and it is potentially safer than other tubulin inhibitors (no neurotoxicity at curative doses in animals and in the ongoing phase I trials). At the current time, the Company anticipates pursuing a Fast Track development program in a niche indication following the completion of phase II testing. In addition, the availability of an IV formulation would further expand the market opportunity and will be explored in 2007. The availability of an oral formulation of indibulin creates significant commercial opportunity, since no oral formulations of paclitaxel or related compounds are currently on the market.

Although we intend to continue with clinical development of ZIO-101 for various indications, ZIO-201 for advanced sarcoma and other indications, and ZIO-301 in solid tumors, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy, including the clinical development of our three lead product candidates, ZIO-101, ZIO-201 and ZIO-301. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during those 12 months to include:

●	Fees and milestone payments required under the license agreements relating to our existing product candidates;

●	Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for ZIO-101, ZIO-201 and ZIO-301, and preclinical costs associated with back-up candidates;

●	Costs related to the scale-up and manufacture of ZIO-101, ZIO-201 and ZIO-301;

●	Rent for our facilities; and

●	General corporate and working capital, including general and administrative expenses.

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

At our current and desired pace of clinical development of ZIO-101, ZIO-201, ZIO-301, and other back-up candidates and ongoing in-licensing efforts over the next 12 months we expect to spend approximately $2.5 million on preclinical and regulatory expenses, $14.5 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $7.5 million on manufacturing costs, approximately $650,000 on facilities, rent and other facilities related costs, and approximately $7.4 million on general corporate and working capital. With the proceeds from the common stock offering of February 23, 2007, we believe that we currently have sufficient capital to fund development and commercialization activities of ZIO-101, ZIO-201, and ZIO-301 into February of 2009.

Product Candidate Development and Clinical Trials

ZIO-101. ZIO-101 (darinaparsin), organic arsenic, is being developed presently to treat advanced myeloma, other hematological malignancies and liver cancer and three separate phase II trials have been initiated. A phase I trial with an oral form of ZIO-101 has just opened for enrollment. We will continue to explore different indications, dosing schedules and forms and formulations. Preclinical development will continue with back-up compounds and additional compounds are being synthesized. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification for both the IV and oral forms will continue through the period to a registration trial.

ZIO-201. ZIO-201, stabilized isophosphoramide mustard or IPM, is being developed presently to treat advanced sarcoma. A phase II trial in advanced sarcoma is well underway. Other trials, including different indications and an oral form of administration are in the advanced planning stages. We expect to initiate a registration trial in advanced sarcoma following the completion of the phase II study. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue. Preclinical development will continue with back-up analogues.

ZIO-301. ZIO-301 (indibulin), a novel anti-cancer agent that targets mitosis like the taxanes, is available as an oral form and potentially an intravenous form. The oral form is currently in a phase I trial in Europe and a separate trial in the United States (using continuous dosing) and phase II testing is expected to initiate in the first half of 2008.

Results of Operations

Revenues.  We had no revenues for either of the three and six-month periods ended June 30, 2007 and 2006.

Research and development expenses.  For the three-month period ended June 30, 2007, research and development expenses increased by $1,667,491, or 62.2%, to $4,347,610 from $2,680,119 in the three-month period ended June 30, 2006. Increased research and development expenses in the current year period is primarily attributable to an approximately $678,000 increase in the cost of clinical trial, regulatory and related expenses as well as a $625,000 milestone payment for the successful US IND application for ZIO-301. The increase in expenses is also attributable to an increase of approximately $92,000 in stock compensation expense related to stock options and approximately $197,000 in employee related costs. For the six-month period ended June 30, 2007, research and development expenses increased by $3,325,754, or 74.8%, to $7,774,123 from $4,448,369 in the six-month period ended June 30, 2006. Increased research and development expenses in the current year period are primarily attributable to an approximately $1,167,000 increase in the cost of clinical trials, regulatory, and preclinical related expenses and an increase of approximately $667,000 in manufacturing related costs. Additionally the increase is due to a $625,000 milestone payment for the successful US IND application for ZIO-301. The increase in expenses is also attributable to an increase of approximately $207,000 in stock compensation expense related to stock options and approximately $487,000 in payroll and employee related costs.

General and administrative expenses. For the three-month period ended June 30, 2007, general and administrative expenses decreased by $160,488, or 5.3%, to $2,847,973 from $3,008,461 in the three-month period ended June 30, 2006. The decrease is attributable to a decrease of approximately $1.6 million in stock compensation expense related to stock options recorded in the three months ended June 30, 2007 compared to the prior year periods, which was offset by an increase of approximately $300,000 in financial consulting costs, approximately $13,000 for investor relations services, approximately $157,000 in patent related legal fees, approximately $95,000 in legal, accounting, and filing fee costs, and approximately $473,000 in payroll and employee related costs . For six month period ended June 30, 2007, general and administrative expenses increased by $324,902, or 7.2%, to $4,837,991 from $4,513,089 in the six-month period ended June 30, 2006. The increase is attributable to an increase of approximately $300,000 in financial consulting costs, approximately $197,000 for investors relations services, approximately $282,000 in legal and patent related fees, approximately $101,000 in rent and related facility expenses, and approximately $739,000 in payroll and employee related costs . These increases were offset by an approximate $1.7 million decrease in stock compensation expense related to stock options recorded in the six months ended June 30, 2006.

Other income (expense). Other income increased by $326,512, or 100.8%, to $650,382 in the three-month period ended June 30, 2007 from $323,870 recorded in the three-month period ended June 30, 2006. Other income during the three month periods ended June 30, 2007 and 2006, respectively, was comprised of interest income. Other income increased by $648,519, or 171.6% to $1,026,277 in the six-month period ended June 30, 2007 from $377,708 recorded in the six-month period ended June 30, 2006. Other income during the six month periods ended June 30, 2007 and 2006, respectively, was comprised of interest income. The increase is due to higher cash balances from the February 23, 2007 private placement.

Net income (loss). For the reasons described above, the net loss increased by $1,180,491, or 22.0%, to $(6,545,201) in the three month period ended June 30, 2007 from $(5,364,710) for the same period of 2006. The net loss increased $3,002,137, or 35.0%, to $(11,585,887) in the six month period ended June 30, 2007 from $(8,583,750) for the same period of 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $46.7 million in cash and cash equivalents. With the proceeds from our 2007 common stock offering, which was completed on February 23, 2007, we believe we currently have sufficient capital to fund development and commercialization activities of ZIO-101, ZIO-201, and ZIO-301  into February of 2009. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time or to fund development efforts related to new product candidates. We anticipate raising such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At June 30, 2007, the Company’s accumulated deficit was approximately $44.8 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

Liquidity and Capital Resources…Continued

Our actual cash requirements may vary materially from those now planned because of a number of factors including:

•	Changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates;

•	Competitive and technical advances;

•	Costs of commercializing any of the product candidates; and

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights; or other developments.

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

Liquidity and Capital Resources…Continued

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the three months ended March 31, 2007, we received gross proceeds of approximately $30.9 million ($28,970,915 net of cash issuance costs) as a result of a sale of an aggregate of 5,910,049 shares of the Company’s common stock at a price of $5.225 per share in a private placement (the “2007 Offering”). In addition to the shares, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.75 per share, an additional number of shares of common stock equal to 20 percent of the shares purchased by such investor in the 2007 Offering. In the aggregate, these warrants entitle investors to purchase an additional 1,182,015 shares of common stock. The Company estimated the fair value of these warrants at $4,724,169 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The Company engaged Paramount BioCapital, Inc. (“Paramount”), Oppenheimer & Co. Inc., and Griffin Securities, Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1,630,800 and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share.  In connection with the 2007 Offering, the Company also made cash payments of $222,000 and issued 5-year warrants to purchase 21,244 shares of the Company's common stock, at an exercise price of $5.75 per share, to a financial consultant pursuant to the non-circumvention provision of a prior agency agreement The Company estimated the fair value of the 177,302 warrants at $708,624 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses.

During the year ended December 31, 2006, we received gross proceeds of approximately $37 million ($34,280,121 net of cash issuance costs) as a result of the sale of an aggregate of 7,991,256 shares of common stock, at a price of $4.63 per share, in a private offering (the “2006 Offering”) that was completed on May 3, 2006. In addition to the Shares, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the shares purchased by such investor in the 2006 Offering. In the aggregate, these warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (the “2006 Placement Agents”) as co-placement agents in connection with the 2006 Offering. In consideration for their services, the Company paid the 2006 Placement Agents and certain selected dealers engaged by the 2006 Placement Agents aggregate cash commissions of $2,589,966 and issued 7-year warrants to the 2006 Placement Agents and their designees to purchase an aggregate of 799,126 shares at an exercise price of $5.09 per share. The Company also agreed to reimburse the 2006 Placement Agents for their accountable expenses incurred in connection with the Offering.

During the year ended December 31, 2005, we received $4,815 proceeds from the exercise of stock options and gross proceeds of approximately $18.1 million ($16.8 net of issuance costs) as a result of the sale by ZIOPHARM, Inc. of Series A Convertible Preferred Stock in a private placement transaction. During the twelve months ended December 31, 2004, we received proceeds of approximately $4.5 million as a result of the sale by ZIOPHARM, Inc. of common stock in a private placement transaction. The Company engaged Paramount as a placement agent in the Series A Convertible Preferred Stock offering and granted Paramount a right of first refusal to act as the placement agent for the private sale of the Company’s securities through May 31, 2008. On December 18, 2006 the Company paid Paramount a cash settlement of $180,000 in exchange for Paramount’s agreement to terminate this right of first refusal.

At June 30, 2007, working capital was approximately $43.7 million, compared to working capital of approximately $25.9 million at December 31, 2006. The increase in working capital reflects the proceeds from the 2007 Offering offset by the use of funds for operations.

Capital expenditures were approximately $392,000 for the six months ended June 30, 2007. We anticipate capital expenditures of approximately $750,000 for the fiscal year ended December 31, 2007.

The Company’s significant lease obligation payable as of June 30, 2007 is as follows:

	Payments due by Period
	Total	Less than 1 Year	2 Years	3 Years	After 3 Years
Operating lease	$1,055,708	$420,877	$360,501	$274,330	-

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 25, 2007. The proposal submitted to our stockholders and the results of voting on such proposals were as noted below:

Proposal 1:

Election of Directors: The following eight persons were elected as directors for a one-year term expiring at the Annual Meeting to be held in 2008.

	Affirmative Votes	Authority Withheld	Abstained
Jonathan Lewis, M.D., Ph. D.	15,466,799	0	0
Richard E. Bagley	15,454,629	12,250	0
Murray Brennan, M.D.	15,466,799	0	0
James Cannon	15,466,799	0	0
Senator Wyche Fowler, Jr. J.D.	15,458,629	8,150	0
Gary S. Fragin	15,466,799	0	0
Timothy McInerney	15,395,429	71,350	0
Michael Weisner, M.D., Ph. D.	15,454,429	12,350	0

Proposal 2:

Adoption of Amendment to 2003 Stock Option Plan: The stockholders approved an amendment to the Company’s 2003 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,252,436 to 2,002,436. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
13,779,206	166,250	473,886

Proposal 3:

Ratification of Independent Auditors: The stockholders ratified the selection of Vitale, Caturano & Company, Ltd. As the Company’s independent registered public accounting firm for fiscal 2007. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
15,444,599	0	22,200

Item 5. Other Information

No response required.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: August 10, 2007	By:	/s/ Jonathan Lewis Jonathan Lewis, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Richard Bagley Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.