Form 10QSB
period 2007-09-30
ZIOPHARM ONCOLOGY INC
filed 2007-11-02
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes  ☐   No ☒

As of November 2, 2007, there were 21,220,614 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Traditional Small Business Disclosure Format (check one): Yes  ☐   No ☒

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Statement of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) to September 30, 2007 (unaudited)	4

	Statement of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) to September 30, 2007 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the nine months ended September 30, 2007 (unaudited) and for the years ended December 31, 2006, 2005, 2004 and for the period from inception (September 9, 2003) to December 31, 2003	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Under Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23
	Signatures	24
	Exhibit Index	25

Item 1. UNAUDITED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,938,624	$26,855,450
Short-term investments	-	1,555,164
Prepaid expenses and other current assets	687,015	462,789
Total current assets	41,625,639	28,873,403

Property and equipment, net	719,218	451,247

Deposits	100,997	9,367
Other non current assets	355,256	178,080
Total assets	$42,801,110	$29,512,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,637,837	$776,128
Accrued expenses	3,431,879	2,161,914
Total current liabilities	5,069,716	2,938,042

Deferred rent	36,313	41,078

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized; 21,220,614 and 15,272,899 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	21,221	15,273
Additional paid-in capital	69,300,494	44,667,878
Warrants issued	20,503,894	15,071,101
Deficit accumulated during the development stage	(52,130,528)	(33,221,275)
Total stockholders' equity	37,695,081	26,532,977

Total liabilities and stockholders' equity	$42,801,110	$29,512,097

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three and nine months ended September 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) through September 30, 2007
(unaudited)

					For the period
	For the three	For the three	For the nine	For the nine	from inception
	months	months	months	months	(September 9, 2003)
	ended	ended	ended	ended	through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Research contract revenue	$—	$—	$—	$—	$—

Operating expenses and other income:
Research and development including costs of research contracts	5,568,872	2,097,617	13,342,389	6,545,986	31,454,148
General and administrative	2,293,212	1,832,361	7,131,809	6,345,450	23,788,245
Total operating expenses	7,862,084	3,929,978	20,474,198	12,891,436	55,242,393

Loss from operations	(7,862,084)	(3,929,978)	(20,474,198)	(12,891,436)	(55,242,393)

Interest income	538,718	475,476	1,564,945	853,184	3,111,865
Net loss	$(7,323,366)	$(3,454,502)	$(18,909,253)	$(12,038,252)	$(52,130,528)

Basic and diluted net loss per share	$(0.35)	$(0.23)	$(0.94)	$(1.03)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,196,607	15,264,368	20,018,480	11,662,722

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006 (unaudited) and for the period from inception (September 9, 2003) through September 30, 2007
(unaudited)

			For the Period
			from Inception
	For the	For the	(September 9,
	nine months	nine months	2003)
	ended	ended	through
	September 30, 2007	September 30, 2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(18,909,253)	$(12,038,252)	$(52,130,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345,890	117,155	654,995
Non-cash stock-based compensation	1,079,048	2,530,436	4,763,577
Loss/(gain) on disposal of fixed assets	4,098	(1,165)	2,933
Change in operating assets and liabilites:
Increase in:
Prepaid expenses and other current assets	(224,226)	(102,948)	(687,015)
Other noncurrent assets	(177,176)	(52,876)	(355,256)
Deposits	(91,630)	(3,667)	(100,997)
Increase (decrease) in:
Accounts payable	861,709	307,780	1,637,837
Accrued expenses	1,269,965	718,142	3,431,879
Deferred rent	(4,765)	4,415	36,313
Net cash used in operating activities	(15,846,340)	(8,520,980)	(42,746,262)

Cash flows from investing activities:
Purchases of property and equipment	(617,959)	(141,270)	(1,377,146)
Decrease (increase) in short-term investments	1,555,164	(1,536,357)	-
Net cash provided by (used in) investing activities	937,205	(1,677,627)	(1,377,146)

Cash flows from financing activities:
Proceeds from the exercise of stock options	21,394	-	51,401
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock, net	28,970,915	34,280,120	67,751,035
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	28,992,309	34,280,120	85,062,032

Net increase in cash and cash equivalents	14,083,174	24,081,513	40,938,624

Cash and cash equivalents, beginning of period	26,855,450	8,880,717	-

Cash and cash equivalents, end of period	$40,938,624	$32,962,230	$40,938,624

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors, in connection with private placement	$5,432,793	$13,092,561	$18,525,354
Warrants issued to placement agent, in connection with preferred stock issuance	$-	$-	$1,682,863

Preferred stock conversion to common stock	$-	$-	$16,759,596

Warrants converted to common shares	$-	$-	$17,844

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Prefered Stock and Stockholders' Equity (Deficit)
For the nine months ended September 30, 2007 (unaudited), for the years ended December 31, 2006, 2005 and 2004, and for the period from inception (September 9, 2003) to December 31, 2003
	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to Purchase
	Series A Convertible Preferred Stock		Series A Convertible Preferred Stock	Common Stock		Additional Paid-		Deficit Accumulated During The	Total Stockholders' Equity/
	Shares	Amount	Warrants	Shares	Amount	in Capital	Warrants	Development Stage	(Deficit)

Stockholders' contribution, September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$-	$500,000
Net loss	-	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003	-	-	-	250,487	250	499,750	-	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	-	4,500,000
Issuance of common stock for services	-	-	-	256,749	257	438,582	-	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	13,240	251,037	-	264,277
Net loss	-	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004	-	-	-	2,761,625	2,761	5,449,318	251,037	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock (net of expenses of $1,340,263 and warrant cost of $1,682,863)	4,197,946	15,076,733	-	-	-	-	-	-	-

Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-	-
Issuance of Common stock to EasyWeb Shareholders	-	-	-	189,922	190	(190)	-	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	15,072,535	1,682,863	-	16,759,596
Issuance of common stock for options	-	-	-	98,622	99	4,716		-	4,815
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	54,115	44,640	-	98,755
Net loss	-	-	-	-	-	-	-	(9,516,923)	(9,516,923)

Balance at December 31, 2005	-	-	-	7,247,992	7,248	20,580,494	1,978,540	(15,364,356)	7,201,926

Issuance of common stock in private placement, net of expenses $2,719,395	-	-	-	7,991,256	7,991	21,179,568	-	-	21,187,559
Issuance of warrants	-	-	-	-	-	-	13,092,561	-	13,092,561
Issuance of common stock for services rendered	-	-	-	25,000	25	106,225	-	-	106,250
Stock based compensation for employees	-	-	-	-	-	2,776,408	-	-	2,776,408
Issuance of common stock due to exercise of stock options	-	-	-	5,845	6	25,186	-	-	25,192
Issuance of common stock due to exercise of stock warrants	-	-	-	2,806	3	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	(17,856,919)	(17,856,919)

Balance at December 31, 2006	-	-	-	15,272,899	15,273	44,667,878	15,071,101	(33,221,275)	26,532,977
Issuance of common stock in private placement, net of expenses $1,909,090	-	-	-	5,910,049	5,910	23,532,212	-	-	23,538,122
Issuance of warrants	-	-	-	-	-	-	5,432,793	-	5,432,793
Stock based compensation for employees	-	-	-	-	-	1,079,048	-	-	1,079,048
Issuance of common stock due to exercise of stock options	-	-	-	37,666	38	21,356	-	-	21,394
Net loss	-	-	-	-	-	-	-	(18,909,253)	(18,909,253)
Balance at September 30, 2007 (unaudited)	-	$-	$-	21,220,614	$21,221	$69,300,494	$20,503,894	$(52,130,528)	$37,695,081

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements

1.	BASIS OF PRESENTATION AND OPERATIONS

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

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2007, the Company’s accumulated deficit was approximately $52.1 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing(s) will be required to continue operations as we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

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

The Company engaged Paramount BioCapital, Inc. (“Paramount”), Oppenheimer & Co. Inc., and Griffin Securities, Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1,630,800 (of which $1,019,250 was paid to Paramount; see Note 5 - Related Party Transactions) and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share. In connection with the 2007 Offering, the Company also made cash payments of $222,000 and issued 5-year warrants to purchase 21,244 shares of the Company's common stock, at an exercise price of $5.75 per share, to a financial consultant pursuant to the non-circumvention provision of a prior agency agreement. The Company estimated the fair value of these 177,302 warrants at $708,624 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%.

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

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three and nine months ended September 30, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months	Three months	Nine months	Nine months
	ended September 30, 2007	ended September 30, 2006	ended September 30, 2007	ended September 30, 2006

Research and development, including costs of research contracts	$139,696	$101,928	$511,954	$266,172
General and administrative	203,601	228,535	567,094	2,158,014
Share based compensation expense before tax	343,297	330,463	1,079,048	2,424,186
Income tax benefit	-	-	-	-
Net compensation expense	$343,297	$330,463	$1,079,048	$2,424,186

4.	STOCKHOLDERS’ EQUITY

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

On August 13, 2007, 25,111 shares of the Company’s common stock was issued for options that were exercised, by a licensor, outside the Company’s 2003 Option Plan (note 6).

On September 27, 2007, 12,555 share of the company’s common stock was issued for options that were exercised, by a former employee, within the Company’s 2003 Option Plan (note 6). Following the completion of the 2007 Offering and the exercise of the options, the Company has 21,220,614 shares of common stock outstanding.

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

As of September 30, 2007, there were 2,226,049 shares that are issuable under its 2003 Stock Option Plan upon exercise of outstanding options to purchase common stock. As of September 30, 2007, the Company had issued to our employees outstanding options to purchase up to 1,865,625 shares of the Company’s common stock. In addition, the Company has issued to our directors options to purchase up to 360,174 shares of the Company’s common stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

6.	STOCK OPTION PLAN ...CONTINUED

Currently, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the day before the date of grant. Stock options to employees generally vest ratably in annual installments over three years and have contractual terms of ten years. Stock options to directors generally vest ratably in annual installments over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 45,823 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. During the nine months ended September 30, 2007, the Company recorded a $120,492 stock compensation expense in connection with the Company achieving a predetermined development milestone, which triggered the vesting of 25,111 of the options granted outside of the 2003 Stock Option Plan. The 25,111 options were exercised on August 13, 2007. Proceeds from this exercise amounted to $50.22 and the intrinsic value of these options amounted to $104,412.

During the three and nine months ended September 30, 2007, the Company granted 25,500 and 454,750 options, respectively. Also during the three and nine months ended September 30, 2007, the Company cancelled 40,940 and 129,181 options, while 12,555 options were exercised, under the 2003 Stock Option plan, in this period. Proceeds from the third quarter 2007 exercise amounted to $21,344 and the intrinsic value of these options amounted to $21,220. During the three and nine months ended September 30, 2006, the Company granted 68,750 and 705,930 options, cancelled 22,939 and no options, respectively, while no options were exercised. During the nine months September 30, 2007, the Company entered into a termination agreement with an employee which accelerated the vesting of an employee’s previously granted options. The Company recorded a charge of $41,663 in the nine months ended September 30, 2007 as a result of the acceleration. These accelerated options have expired without exercise and the Company cancelled the options in the nine month period ending September 30, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions used to value the options granted during the nine months ended September 30, 2007 are as follows, volatility of 91 - 96%, expected life of approximately 5 years, a dividend yield of 0% and a risk-free interest rate of 4.20 - 5.03%.

Stock option activity under the Company’s stock plan for the nine month period ended September 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,913,035	$3.95
Granted	454,750	4.87
Exercised	12,555	1.70
Cancelled	129,181	3.93
Outstanding, September 30, 2007	2,226,049	$4.14	8.32	$1,121,093
Options exercisable, September 30, 2007	1,340,032	$3.42	7.67	$1,116,640
Outstanding, September 30, 2006	1,656,630	$3.56	8.76	$2,679,983
Options exercisable, September 30, 2006	942,097	$3.43	8.68	$1,622,360

Stock options granted in the nine months ended September 30, 2007 and 2006, had weighted average grant date fair values of $3.55 and $3.89, respectively. At September 30, 2007, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $2,855,776. The cost is expected to be recognized over a weighted-average period of 1.69 years.

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

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidate families that are related to cancer therapeutics that are already on the market or in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America but recognize that promising clinical trial results in cancers with a high incidence and prevalence might also be addressed in a commercial partnership with another company with the requisite financial resources. Currently, we are in phase I and II studies for three product candidates known as darinaparsin (ZIO-101), ZIO-201 and indibulin (ZIO-301):

•
Darinaparsin (ZIO-101) is an organic arsenic compound covered by issued patents and pending patent applications in the U.S. and foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide (Trisenox ® ) or ATO) has been approved for the treatment of acute promyelocytic leukemia (APL), a precancerous condition, and is on the compendia listing for the therapy of multiple myeloma as well as having been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, limiting its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic generally is correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. Similar results have been reported for other organic species. In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes and multiple myeloma. Preclinical studies have also established antiangiogenic properties of darinaparsin and also support the development of an oral form of the drug.

Overview…Continued

Phase I testing of the intravenous (IV) form of darinaparsin in both solid tumors and hematological cancers is completed. The Company has reported encouraging signs of clinical activity along with an expected safety profile in both of these studies. The Company is presently conducting phase II studies in advanced myeloma, certain other hematological cancers, and primary liver cancer and has reported on early patient treatment in both of the blood cancer trials. The Company has recently opened a phase I study for an oral form of darinaparsin ahead of schedule. Study results from the oral phase I trial and the ongoing phase II trials, in conjunction with the changing marketplace with regard to other therapies, will determine the expected registration pathway for darinaparsin.

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

Phase I and phase II testing of the intravenous (“IV”) form of ZIO-201 to treat advanced sarcoma is ongoing in the U.S. IPM has been administered without the “uroprotectant” mesna and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity has been identified as the dose limiting toxicity. The Company has reported encouraging signs of clinical activity in the phase II study to date which is now nearing completion. The Company expects this phase II study, following discussions with appropriate health authorities, will serve as a basis for a registration trial. The Company also expects to file a U.S. Investigational New Drug Application for an oral form of ZIO-201 by the end of 2007, and to initiate a phase I trial in pediatric cancer and other solid tumors by the end of Q1 2008.

Overview…Continued

•
Indibulin (ZIO-301) is a novel small molecular weight tubulin polymerization inhibitor that has been acquired from Baxter Healthcare. An ongoing phase I study in the Netherlands and a recently initiated phase I study in the U.S. (with continuous dosing) are currently underway to evaluate safety, pharmacokinetics (PK), maximum tolerated dose (MTD) and dose limiting toxicity (DLT) in patients with advanced solid tumors. The Company expects to complete these and other studies as the basis for a phase II study for a solid tumor as well as a phase Ib combination study with another agent (as determined by ongoing preclinical evaluation) in the first half of 2008.

The microtubule component tubulin is one of the best established anti-tumor targets in the treatment of cancer today. A number of anticancer drugs are on the market that target tubulin, for example paclitaxel (Taxol ® ) and the vinca alkaloid family (vincristine, vinorelbine). This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with important toxicities, notably significant peripheral neurotoxicity. In contrast, indibulin has not shown peripheral neurotoxicity either in preclinical testing or in clinical studies to date.

Indibulin is an orally available compound. Preclinical studies demonstrate significant and broad activity (including in taxane refractory and multi-drug resistant cell lines and xenografts) and it is potentially safer than other tubulin inhibitors (no neurotoxicity at curative doses in animals and in the ongoing phase I trials). At the current time, the Company anticipates pursuing a Fast Track development program in a niche indication following the completion of phase II testing. In addition, the availability of an IV formulation would further expand the market opportunity and will be explored in 2008. The availability of an oral formulation of indibulin creates significant commercial opportunity, since no oral formulations of paclitaxel or related compounds are currently on the market.

Although we intend to continue with clinical development of darinaparsin for various indications, ZIO-201 for advanced sarcoma and other indications, and indibulin in solid tumors, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy, including the clinical development of our three lead product candidates, darinaparsin, ZIO-201 and indibulin. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through in-licensing arrangements. We expect our principal expenditures during those 12 months to include:

•	Fees and milestone payments required under the license agreements relating to our existing product candidates;

•	Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for darinaparsin, ZIO-201 and indibulin, and preclinical costs associated with back-up candidates;

•	Costs related to the scale-up and manufacture of darinaparsin, ZIO-201 and indibulin;

•	Rent for our facilities; and

•	General corporate and working capital, including general and administrative expenses.

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

At our current and desired pace of clinical development of darinaparsin, ZIO-201, indibulin, other back-up candidates, and ongoing in-licensing efforts over the next 12 months, we expect to spend approximately $3.0 million on preclinical and regulatory expenses, $14.1 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $6.6 million on manufacturing costs, approximately $650,000 on facilities, rent and other facilities related costs, and approximately $6.5 million on general corporate and working capital. With the proceeds from the common stock offering of February 23, 2007, we believe that we currently have sufficient capital to fund development and commercialization activities of darinaparsin, ZIO-201, and indibulin into February of 2009.

Product Candidate Development and Clinical Trials

Darinaparsin. (ZIO-101) , organic arsenic, is being developed presently to treat advanced myeloma, other hematological malignancies and liver cancer and three separate phase II trials have been initiated. A phase I trial with an oral form of darinaparsin has just opened for enrollment. We will continue to explore different indications, dosing schedules and forms and formulations. Preclinical development will continue with back-up compounds and additional compounds are being synthesized. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification for both the IV and oral forms will continue through the period to a registration trial.

ZIO-201. ZIO-201, stabilized isophosphoramide mustard or IPM, is being developed presently to treat advanced sarcoma. A phase II trial in advanced sarcoma is now nearing completion. Other trials, including different indications and an oral form of administration are in the advanced planning stages. We expect to initiate a registration trial in advanced sarcoma following the completion of the phase II study. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue. Preclinical development will continue with back-up analogues.

Indibulin. (ZIO-301), a novel anti-cancer agent that targets mitosis like the taxanes, is available as an oral form and potentially an intravenous form. The oral form is currently in a phase I trial in Europe and a separate trial in the United States (using continuous dosing) has recently initiated in the United States.

Results of Operations

Revenues.  We had no revenues for either of the three and nine-month periods ended September 30, 2007 and 2006.

Research and development expenses.  For the three-month period ended September 30, 2007, research and development expenses increased by $3,471,255, or 165.5%, to $5,568,872 from $2,097,617 in the three-month period ended September 30, 2006. Increased research and development expenses in the current year period is primarily attributable to an approximate $1.5 million increase in the cost of clinical trial, regulatory and related expenses, an increase of approximatey $1.1 million in drug manufacturing related expenses, an increase of approximately $410,000 in preclinical related expenses and an increase of approximately $183,000 in rent and facility related expenses. The increase in expenses is also attributable to an increase of approximately $247,000 in employee related costs and stock compensation expense as a result of increasing our headcount to support the increased level of our development activities. For the nine-month period ended September 30, 2007, research and development expenses increased by $6,796,403, or 103.8%, to $13,342,389 from $6,545,986 in the nine-month period ended September 30, 2006. Increased research and development expenses in the current year period are primarily attributable to an approximately $2.4 million increase in the cost of clinical trials and regulatory related expenses, an increase of $689,000 million in preclinical related expenses and an increase of approximately $1.8 million in manufacturing related costs. Additionally the increase is due to a $625,000 milestone payment for the successful US IND application for indibulin. The increase in expenses is also attributable to an increase of approximately $612,000 in payroll and employee related costs as a result of our increasing headcount and an approximate increase of $246,000 million in stock compensation expense related to stock options.

General and administrative expenses. For the three-month period ended September 30, 2007, general and administrative expenses increased by $460,851, or 25.15%, to $2,293,212 from $1,832,361 in the three-month period ended September 30, 2006. The increase is attributable to an increase of approximately $128,000 in rent, depreciation and facility related costs and approximately $76,000 for recruiting of several key positions, and approximately $258,000 in payroll and employee related costs and compensation expense as a result of our increasing headcount. For the nine month period ended September 30, 2007, general and administrative expenses increased by $786,359, or 12.4%, to $7,131,809 from $6,345,450 in the nine-month period ended September 30, 2006. The increase is attributable to an increase of approximately $300,000 in financial consulting costs, approximately $189,000 for investors relations services, approximately $302,000 in legal and patent related fees, approximately $273,000 in rent and related facility expenses, approximately $120,000 for recruiting expenses, approximately $154,000 for travel, meals, and other related expenses, and approximately $74,000 for insurance, utilities, and office supply related expenses. The increase in expense is also attributed to an increase of approximately $904,000 in payroll and employee related costs as a result of our increasing headcount. These increases were offset by an approximate $1.7 million decrease in stock compensation expense related to stock options recorded in the nine months ended September 30, 2006.

Other income (expense). Other income increased by $63,242, or 13.3%, to $538,718 in the three-month period ended September 30, 2007 from $475,476 recorded in the three-month period ended September 30, 2006. Other income during the three month periods ended September 30, 2007 and 2006, respectively, was comprised of interest income. Other income increased by $711,761, or 83.4% to $1,564,945 in the nine-month period ended September 30, 2007 from $853,184 recorded in the nine-month period ended September 30, 2006. Other income during the nine month periods ended September 30, 2007 and 2006, respectively, was comprised of interest income. The increase is due to higher cash balances from the February 23, 2007 private placement.

Net income (loss). For the reasons described above, the net loss increased by $3,868,864, or 112.0%, to $(7,323,366) in the three month period ended September 30, 2007 from $(3,454,502) for the same period of 2006. The net loss increased $6,871,001, or 57.1%, to $(18,909,253) in the nine month period ended September 30, 2007 from $(12,038,252) for the same period of 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $40.9 million in cash and cash equivalents. With the proceeds from our 2007 common stock offering, which was completed on February 23, 2007, we believe we currently have sufficient capital to fund development and commercialization activities of darinaparsin, ZIO-201, and indibulin into February of 2009. However, our actual cash requirements may vary materially from those now planned because of a number of factors including:

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

The Company anticipates that losses will continue for the foreseeable future. At September 30, 2007, the Company’s accumulated deficit was approximately $52.1 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

Because our business does not generate any cash flow, we will need to raise additional capital after we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We expect to finance our cash needs through the sale of equity securities and possibly strategic collaborations or debt financings or through other sources that may be dilutive to existing stockholders. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business.

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

At September 30, 2007, working capital was approximately $36.5 million, compared to working capital of approximately $25.9 million at December 31, 2006. The increase in working capital reflects the proceeds from the 2007 Offering offset by the use of funds for operations.

Capital expenditures were approximately $618,000 for the nine months ended September 30, 2007. We anticipate capital expenditures of approximately $800,000 for the fiscal year ended December 31, 2007.

The Company’s significant lease obligation payable as of September 30, 2007 is as follows:

	Payments due by Period
	Total	Less than 1 Year	2 Years	3 Years	4 Years	5 Years
Operating lease	$1,683,588	$502,044	$472,150	$362,331	$186,750	$160,313

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

ZIOPHARM ONCOLOGY, INC.

Date: November 2, 2007	By:	/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.