Form 10-Q
period 2008-03-31
ZIOPHARM ONCOLOGY INC
filed 2008-05-12
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-32353

ZIOPHARM Oncology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1180 Avenue of the Americas, 19th Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(646) 214-0700
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐   No ☒

As of May 12, 2008, there were 21,398,964 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Statement of Operations for the three months ended March 31, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) to March 31, 2008 (unaudited)	4

	Statement of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) to March 31, 2008 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the period from inception (September 9, 2003) to March 31, 2008 (unaudited)	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Under Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19
	Signatures	20
	Exhibit Index	21

PART I - FINANCIAL INFORMATION

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,487,427	$35,028,798
Prepaid expenses and other current assets	335,720	498,864
Total current assets	27,823,147	35,527,662

Property and equipment, net	727,129	746,421

Deposits	95,497	95,497
Other non-current assets	358,373	356,881
Total assets	$29,004,146	$36,726,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,648,178	$2,909,170
Accrued expenses	4,082,723	3,396,480
Total current liabilities	6,730,901	6,305,650

Deferred rent	58,960	50,988
Total liabilities	6,789,861	6,356,638

Commitments and contingencies

Stockholders' equity:

Common stock, $.001 par value; 280,000,000 shares authorized; 21,398,964 and 21,298,964 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	21,399	21,299

Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	70,141,607	69,674,151
Warrants issued	20,503,894	20,503,894
Deficit accumulated during the development stage	(68,452,615)	(59,829,521)
Total stockholders' equity	22,214,285	30,369,823

Total liabilities and stockholders' equity	$29,004,146	$36,726,461

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three months ended March 31, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) through March 31, 2008 (unaudited)

	For the three	For the three	From inception
	months	months	(September 9, 2003)
	ended	ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Research contract revenue	$-	$-	$-

Operating expenses and other income:
Research and development, including costs of research contracts	6,074,577	3,426,513	43,178,971
General and administrative	2,744,701	1,990,018	28,978,995
Total operating expenses	8,819,278	5,416,531	72,157,966

Loss from operations	(8,819,278)	(5,416,531)	(72,157,966)

Interest income	196,184	375,845	3,705,351
Net loss	$(8,623,094)	$(5,040,686)	$(68,452,615)

Basic and diluted net loss per share	$(0.41)	$(0.29)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,228,964	17,636,919

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the three months ended March 31, 2008 and 2007 and for the period from inception (September 9, 2003) through March 31, 2008 (unaudited)

			For the period
	For the	For the	from inception
	three months	three months	(September 9, 2003)
	ended	ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudtied)
Cash flows from operating activities:
Net loss	$(8,623,094)	$(5,040,686)	$(68,452,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,693	69,131	831,151
Non-cash stock-based compensation	467,556	323,694	5,590,673
Loss on disposal of fixed assets	-	-	8,423
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	163,144	(111,635)	(335,720)
Other noncurrent assets	(1,492)	(121,241)	(358,373)
Deposits	-	-	(95,497)
Increase (decrease) in:
Accounts payable	(260,992)	179,541	2,648,178
Accrued expenses	686,243	239,904	4,082,723
Deferred rent	7,972	(150)	58,960
Net cash used in operating activates	(7,471,970)	(4,461,442)	(56,022,097)

Cash flows from investing activities:
Purchases of property and equipment	(69,401)	(219,363)	(1,566,703)
Decrease in short-term investments	-	1,555,164	-
Net cash provided by (used in) investing activities	(69,401)	1,335,801	(1,566,703)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	-	65,596
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock and warrants, net	-	28,970,915	67,751,035
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	-	28,970,915	85,076,227

Net increase (decrease) in cash and cash equivalents	(7,541,371)	25,845,274	27,487,427

Cash and cash equivalents, beginning of period	35,028,798	26,855,450	-
Cash and cash equivalents, end of period	$27,487,427	$52,700,724	$27,487,427

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:

Warrants issued to placement agents and investors, in connection with with private placement	$-	$5,432,793	$20,208,217

Preferred stock conversion to common stock	$-	$-	$16,759,596

Warrants converted to common shares	$-	$-	$17,844

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
for the period from inception (September 9, 2003) through March 31, 2008

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to
			Purchase					Deficit
			Series A					Accumulated	Total
	Series A		Convertible			Additional		During The	Stockholders'
	Convertible Preferred Stock		Preferred Stock	Common Stock		Paid-in		Development	Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Stage	(Deficit)
Stockholders' contribution, September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$-	$500,000
Net loss	-	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003	-	-	-	250,487	250	499,750	-	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	-	4,500,000
Issuance of common stock for services	-	-	-	256,749	257	438,582	-	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	13,240	251,037	-	264,277
Net loss	-	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004	-	-	-	2,761,625	2,761	5,449,318	251,037	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock (net of expenses of $1,340,263 and warrant cost of $1,682,863)	4,197,946	15,076,733	-	-	-	-	-	-	-

Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-	-
Issuance of Common stock to EasyWeb Shareholders	-	-	-	189,922	190	(190)	-	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	15,072,535	1,682,863	-	16,759,596
Issuance of common stock for options	-	-	-	98,622	99	4,716		-	4,815
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	54,115	44,640	-	98,755
Net loss	-	-	-	-	-	-	-	(9,516,923)	(9,516,923)

Balance at December 31, 2005	-	-	-	7,247,992	7,248	20,580,494	1,978,540	(15,364,356)	7,201,926

Issuance of common stock in private placement, net of expenses $2,719,395	-	-	-	7,991,256	7,991	21,179,568	-	-	21,187,559
Issuance of warrants	-	-	-	-	-	-	13,092,561	-	13,092,561
Issuance of common stock for services rendered	-	-	-	25,000	25	106,225	-	-	106,250
Stock based compensation for employees	-	-	-	-	-	2,776,408	-	-	2,776,408
Issuance of common stock due to exercise of stock options	-	-	-	5,845	6	25,186	-	-	25,192
Issuance of common stock due to exercise of stock warrants	-	-	-	2,806	3	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	(17,856,919)	(17,856,919)

Balance at December 31, 2006	-	-	-	15,272,899	15,273	44,667,878	15,071,101	(33,221,275)	26,532,977
Issuance of common stock in private placement, net of expenses $1,909,090	-	-	-	5,910,049	5,910	23,532,212	-	-	23,538,122
Issuance of warrants	-	-	-	-	-	-	5,432,793	-	5,432,793
Stock-based compensation for employees	-	-	-	-	-	1,318,096	-	-	1,318,096
Stock-based compensation for non-employee	-	-	-	-	-	120,492	-	-	120,492
Issuance of common stock due to exercise of stock options	-	-	-	46,016	46	35,543	-	-	35,589
Issuance of restricted stock	-	-	-	70,000	70	(70)	-	-	-
Net loss	-	-	-	-	-	-	-	(26,608,246)	(26,608,246)

Balance at December 31, 2007	-	-	-	21,298,964	21,299	69,674,151	20,503,894	(59,829,521)	30,369,823
Stock-based compensation for employees	-	-	-	-	-	467,556	-	-	467,556
Issuance of restricted stock	-	-	-	100,000	100	(100)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,623,094)	(8,623,094)
Balance at March 31, 2008	-	$-	$-	21,398,964	$21,399	$70,141,607	$20,503,894	$(68,452,615)	$22,214,285

Item 1.	UNAUDITED FINANCIAL STATEMENTS

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements

1.	BASIS OF PRESENTATION AND OPERATIONS

The financial statements included herein have been prepared by ZIOPHARM Oncology, Inc. (“ZIOPHARM” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in ZIOPHARM Oncology, Inc.’s Form 10-KSB filed on February 21, 2008 for the fiscal year ended December 31, 2007.

ZIOPHARM is a development stage biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, products for the treatment of important unmet medical needs in cancer.

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2008, the Company’s accumulated deficit was approximately $68.5 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

The results disclosed in the Statements of Operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. This statement became effective for the Company on January 1, 2008. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008.  This statement became effective for the Company on January 1, 2008. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS…CONTINUED

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

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN

Stock-based Compensation Expense

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

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three months ended March 31, 2008 and 2007 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months ended March 31, 2008	Three months ended March 31, 2007	For the period from inception (September 9, 2003) through March 31, 2008

Research and development, including costs of research contracts	$180,111	$143,210	$1,100,477
General and administrative	287,445	180,484	3,461,583
Share-based compensation expense before tax	467,556	323,694	4,562,060
Income tax benefit	—	—	—
Net compensation expense	$467,556	$323,694	$4,562,060

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN…CONTINUED

Stock Option Plan

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company had reserved for the issuance of 1,252,436 shares of its Common Stock. The Plan was approved by the Company’s stockholders on December 21, 2004. On April 25, 2007 and April 26, 2006, the dates of the Company’s annual stockholders meetings, the Company’s stockholders approved amendments to the Plan increasing the total shares reserved by 2,000,000 and 750,000 shares, respectively, for a total of 4,002,436 shares. As of March 31, 2008 there were 2,834,666 shares that are issuable under the Plan upon exercise of outstanding options to purchase common stock and an additional 170,000 shares of restricted stock had been issued under the Plan.

Stock Options

As of March 31, 2008, the Company had issued to our employees outstanding options to purchase up to 2,354,242 shares of the Company’s common stock. In addition, the Company has issued to our directors options to purchase up to 480,174 shares of the Company’s common stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s common stock. The Company had estimated the fair value of the options issued to the consultant using the Black-Scholes model, using an assumed risk-free rate of 4.23%, and expected life of 10 years, volatility of 134%, and dividend yield of 0%. The options issued to the consultant were valued at $1,050 and were recorded as a charge to compensation expense in December 2004.

Currently, stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the day before the date of grant. Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option valuation method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 45,823 additional shares for issuance under options granted outside of the Plan.

During three months ended March 31, 2008 and 2007, the Company granted 101,000 and 18,500 options, respectively. Also during the three months ended March 31, 2008 and 2007 the Company cancelled 63,334 and 10,000, respectively, while no options were exercised, under the Plan, in these periods. During the three months ended March 31, 2007, the Company entered into a termination agreement with an employee which accelerated the employee’s previously granted options. The Company recorded a charge of $41,663 in the three months ended March 31, 2007 as a result of the acceleration.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions used to value options granted during the three months ended March 31, 2008 are as follows, volatility of 95 - 96%, expected life of approximately 5 years, a dividend yield of 0%, and a risk-free interest rate of 2.48 - 2.98%.

Stock option activity under the Plan for the three-month period ended March 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	2,797,000	$3.81
Granted	101,000	3.06
Exercised	—	—
Canceled	63,334	4.73
Outstanding, March 31, 2008	2,834,666	$3.77	8.28	$1,083,632
Options exercisable, March 31, 2008	1,384,165	$3.56	7.24	$956,417

Stock options granted in the three months ended March 31, 2008 and 2007 had weighted average grant date fair values of $2.24 and $4.05, respectively. At March 31, 2007, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $3,424,894. The cost is expected to be recognized over a weighted-average period of 1.58 years.

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN…CONTINUED

Restricted Stock

During the three months ended March 31, 2008, 100,000 shares of restricted stock were issued to an employee which vest in equal annual installments over a three year period. During the year ended December 31, 2007, the Company issued 70,000 shares of restricted stock to several employees which will vest entirely on December 1, 2008. During the year ended March 31, 2008, $72,529 of compensation expense was recognized. A summary of the status of non-vested restricted stock as of March 31, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2007	—	$—
Granted	70,000	2.73
Vested	—	—
Canceled	—	—
Non-vested at December 31, 2007	70,000	$2.73
Granted	100,000	3.25
Vested	—	—
Canceled	—	—
Non-vested at March 31, 2008	170,000	$3.04

As of March 31, 2008, there was $434,325 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2003 Plan. The expense is expected to be recognized over a weighted-average period of 1.51 years.

4.	INCOME TAXES

The Company adopted Financial Interpretation Number 48, "Accounting for Uncertain Tax Positions" on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109," Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. No adjustment to the Company’s uncertain tax positions have been made in the three months ending March 31, 2008.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through the current period.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis” section in Part I, Item 2 of this Quarterly Report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to successfully develop or commercialize our product candidates, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our customers’ products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 10-KSB filed on February 21, 2008.

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary drug candidates that are related to cancer therapeutics that are already on the market or in development and which can be administered by intravenous (“IV”) and/or oral dosing. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products on our own in North America or through partnerships with other companies in other geographies or with the requisite financial resources to bring these products through clinical trials to commercialization in North America. Currently, we are in phase I and/or II studies for three product candidates known as darinaparsin (“ZIO-101”), palifosfamide (“ZIO-201”) and indibulin (“ZIO-301”):

•
Darinaparsin is an organic arsenic compound covered by issued patents and pending patent applications in the U.S. and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ® ]; “ATO”) has been approved in the United States and the European Union for the treatment of acute promyelocytic leukemia (“APL”), a precancerous condition. ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than inorganic arsenic, particularly with regard to heart toxicity. Similar results have been reported for other organic compounds. In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian, and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma. Preclinical studies have also established anti-angiogenic properties of darinaparsin, provided support for the development of an oral form of the drug, and has established synergy of darinaparsin in combination with other approved anti-cancer agents.

 Overview…Continued

Phase I testing of the intravenous form of darinaparsin in solid tumors and multiple myeloma and other hematological cancers has been completed. The Company has reported signs of clinical activity and a safety profile in these studies as predicted by preclinical results. The Company is presently conducting phase II studies in advanced myeloma, in certain other hematological cancers, and primary liver cancer, and has reported preliminary results from the first two trials. The Company has recently initiated a phase I program for an oral form of darinaparsin. Study results from the oral phase I trial and the ongoing IV phase II trials will guide the development plan for darinaparsin including an opportunity for partnering.

•
Several proprietary forms of palifosfamide, or isophosphoramide mustard (“IPM”), the active metabolite of ifosfamide that is also related to cyclophosphamide, have been developed. Patent applications for pharmaceutical composition and method of use have been filed in the U.S. and internationally. Like cyclophosphamide and ifosfamide, palifosfamide is an alkylating agent. The Company believes that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use to treat breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective in high dose by itself or in combination with other anticancer agents in treating sarcoma and lymphoma. Unlike cyclophosphamide, ifosfamide is approved by the FDA only as a treatment for testicular cancer. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the U.S. FDA. Our preclinical studies have shown that, in animal and laboratory models, palifosfamide exhibits activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce several known toxic metabolites, such as acrolein, which is toxic to the kidneys and bladder. The presence of acrolein can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is an additional metabolite of ifosfamide that is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because palifosfamide is independently active without acrolein or chloroacetaldehyde metabolites, the Company believes that the administration of its proprietary form of palifosfamide (without the need for co-administration of mesna) may avoid many of the toxicities of ifosfamide and cyclophosphamide without compromising efficacy. In certain preclinical studies, palifosfamide appeared to show activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines. Also, encouraging results have been obtained when palifosfamide was combined with doxorubicin, an agent approved to treat sarcoma, in preclinical cancer models.

Phase II testing of the intravenous form of palifosfamide to treat advanced sarcoma is completed. In both phase I and phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity has been identified as the dose limiting toxicity. The Company has reported signs of clinical activity in the phase II study, which is now nearing completion. Following review of the preclinical combination studies, clinical sarcoma data, and discussion with sarcoma experts, the Company has initiated a phase I/II study of palifosfamide and doxorubicin in sarcoma patients, primarily. The Company is planning a phase II randomized study designed to compare doxorubicin plus palifosfamide to doxorubicin in patients with advanced sarcoma. The study is expected to be initiated in the fourth quarter of 2008.

Overview…Continued

•
Indibulin is a novel, oral small molecular-weight inhibitor of tubulin polymerization that was acquired from Baxter Healthcare. The microtubule component tubulin is one of the most well-established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of IV anticancer drugs that target tubulin, such as Taxol ® (paclitaxel, Taxotere® (docetaxel) and vinca alkaloid family members, vincristine and vinorelbine, are on the market. This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is also associated with significant toxicities, notably peripheral neurotoxicity.

Indibulin is an orally available compound. Preclinical studies demonstrate significant and broad antitumor activity (including activity against taxane-refractory and multi-drug resistant cell lines and xenografts). The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and xenograft models. In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors and there has been no neurotoxicity at therapeutic doses in animals and in the ongoing phase I trials. Indibulin has also been successfully tested preclinically for synergy with approved anti-cancer agents. The availability of an oral formulation of indibulin creates significant commercial opportunity because no oral formulations of paclitaxel or related compounds are currently on the market in the United States.

There are three ongoing phase I studies in patients with advanced solid tumors which are nearing completion. The Company has reported signs of clinical activity at well-tolerated doses and without clinically relevant peripheral neuropathy. Following encouraging results obtained with indibulin in combination with erlotinib, docetaxel or 5-FU in preclinical models, the first of two phase I/II combination studies, has been initiated with the second expected in the third quarter of this year. Based on the results obtained in the phase I/II drug-combination studies, a pahse II randomized study is expected to be initiated.

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

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy, including the clinical development of our three lead product candidates, darinaparsin, palifosfamide, and indibulin. We also intend to expand our drug candidate portfolio by seeking additional drug candidates through novel arrangements. We expect our principal expenditures during those 12 months to include:

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

At our current and desired pace of clinical development of darinaparsin, palifosfamide, indibulin, other back-up candidates, and ongoing in-licensing efforts over the next 12 months, we expect to spend approximately $2.0 million on preclinical and regulatory expenses, $10.3 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $4.0 million on manufacturing costs, approximately $600,000 on facilities, rent, and other facilities-related costs, and approximately $4.3 million on general corporate and working capital. With the proceeds from the common stock offering of February 23, 2007, we believe that we currently have sufficient capital to fund development and commercialization activities of darinaparsin, palifosfamide, and indibulin into the third quarter of 2009.

Product Candidate Development and Clinical Trials

Darinaparsin, organic arsenic, has been or is being tested to treat patients with advanced myeloma, other hematological malignancies, and liver cancer. Three separate phase II trials are nearing completion. A phase I trial with an oral form of darinaparsin is ongoing. We will continue to explore different indications, dosing schedules, forms, and formulations, likely through partnership. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification for both the IV and oral formulations will continue through the period to a registration trial.

Palifosfamide, the proprietary form of isophosphoramide mustard (“IPM”), is being developed presently to treat advanced sarcoma. A phase II trial in advanced sarcoma is nearing completion. Other trials, including different indications are in advanced planning stages. An IV palifosfamide trial in combination with doxorubicin has commenced. We expect to initiate a randomized phase II controlled trial in front or second-line treatment of sarcoma in the second half of 2008 and initiate a phase I trial of the oral form in early 2009. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient, its lyophilization, and final product specification will continue.

Indibulin, a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization similar to the taxanes, is available as an oral form and potentially an intravenous form. The oral form is currently in a phase I trial in Europe and a separate phase I trial (using continuous dosing) is nearing completion in the United States. A third trial to determine drug activity using PET imaging, in the United States, is also near completion. The phase I portion of a phase I/II trial in combination with Tarceva ® has been initiated, and a second phase I/II combination trial will be initiated in the third quarter of 2008. Both trials are expected to form the basis for a registration strategy to initiate in the second half of 2009.

Results of Operations for the three months ended March 31, 2008 versus March 31, 2007

Revenues.  We had no revenues for three months ended March 31, 2008 and 2007.

Research and development expenses.  For the three months ended March 31, 2008, research and development expenses increased by $2,648,064, or 77.3%, to $6,074,577 from $3,426,513 in the three months ended March 31, 2007. The increase is attributable to an increase of approximately $1.3 million in manufacturing related costs, and an increase of approximately $689,000 in the cost of clinical trials and regulatory related expenses. The increase in expenses is also attributable to an increase of approximately $37,000 in stock compensation expense related to stock options and approximately $485,000 in employee and travel related costs.

General and administrative expenses. For the three months ended March 31, 2008, general and administrative expenses increased by $754,683 or 37.9%, to $2,744,701 from $1,990,018 in the three months ended March 31, 2007. The increase is attributable to an increase of approximately $314,000 in legal, patent, filing fees, and other consulting costs and an increase of approximately $79,000 in travel related expenses. The increase in expenses is also attributable to an increase of approximately $107,000 in stock compensation expense related to stock options and approximately $277,000 in employee and travel related costs.

Other income (expense ). Other income decreased by $179,661, or (47.8)%, to $196,184 in the three months ended March 31, 2008 from $375,845 recorded in the three months ended March 31, 2007. Other income, during the three months ended March 31, 2008 and 2007, was comprised primarily of interest income. The decrease is due to a lower cash balance and a precipitous drop in the return from our investment in U.S. treasury funds than the previous period.

Net income (loss). For the reasons described above, the net loss increased by $3,582,408, or 71.1%, to $(8,623,094) in the three months ended March 31, 2008 from $(5,040,686) for the same period of 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $27.5 million in cash and cash equivalents. We believe we currently have sufficient capital to fund development and commercialization activities of darinaparsin, palifosfamide, and indibulin into the third quarter of 2009. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time or to fund development efforts related to new product candidates. We anticipate raising such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At March 31, 2008, the Company’s accumulated deficit was approximately $68.5 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates;

•	Competitive and technical advances;

•	Costs of commercializing any of the product candidates; and

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments.

In order to continue our long-term plans for clinical trials and new product development, we will need to raise additional capital to continue to fund our research and development as well as operations after we exhaust our current cash resources. We expect to finance our cash needs through the sale of equity securities and strategic collaborations or debt financings or through other sources that may be dilutive to existing stockholders. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the three months ended March 31, 2007, we received gross proceeds of approximately $30.9 million ($28,970,915 net of cash issuance costs) as a result of a sale of an aggregate of 5,910,049 shares of the Company’s common stock at a price of $5.225 per share in a private placement (the “2007 Offering”). In addition to these shares, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.75 per share, an additional number of shares of common stock equal to 20 percent of the shares purchased by such investor in the 2007 Offering. In the aggregate, these warrants entitle investors to purchase an additional 1,182,015 shares of common stock. The Company estimated the fair value of the warrants issued in the 2007 offering at $4,724,169 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses.

During the year ended December 31, 2006, we received gross proceeds of approximately $37 million ($34,280,121 net of cash issuance costs) as a result of the sale of an aggregate of 7,991,256 shares of common stock, at a price of $4.63 per share, in a private placement (the “2006 Offering”) that was completed on May 3, 2006. In addition to these shares, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.56 per share, an additional number of shares of common stock equal to 30 percent of the shares purchased by such investor in the 2006 Offering. In the aggregate, these warrants entitle investors to purchase an additional 2,397,392 shares of common stock. The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (the “Placement Agents”) as co-placement agents in connection with the 2006 Offering. In consideration for their services, the Company paid the Placement Agents and certain selected dealers engaged by the Placement Agents aggregate cash commissions of $2,589,966 and issued 7-year warrants to the Placement Agents and their designees to purchase an aggregate of 799,126 shares at an exercise price of $5.09 per share. The Company also agreed to reimburse the Placement Agents for their accountable expenses incurred in connection with the 2006 Offering.

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

At March 31, 2008, working capital was approximately $21.1 million, compared to working capital of approximately $29.2 million at December 31, 2007. The decrease in working capital reflects the use of funds for operations.

Capital expenditures were approximately $69,000 for the three months ended March 31, 2008. We anticipate capital expenditures of approximately $400,000 for the fiscal year ended December 31, 2008.

The Company’s significant lease obligation payable for the twelve months ended March 31:

	Payments due by Period
	Total	2009	2010	2011	2012	2013 and thereafter
Operating lease	$1,422,648	$472,222	$456,872	$223,835	$189,563	80,156

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in low-risk treasury security funds and money market funds, with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our treasury securities. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2008, and we have never held such instruments in the past.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No response required.

Item 3. Defaults Upon Senior Securities.

No response required.

Item 4. Submission of Matters to a Vote of Security Holders

No response required.

Item 5. Other Information

 No response required.

Item 6. EXHIBITS

Exhibit No.	Description
10.1(1)(*)	Employment Agreement dated as of January 8, 2008 between ZIOPHARM Oncology, Inc. and Jonathan J. Lewis, MD, PhD.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to our Annual Report on Form 10-QSB, filed on February 21, 2008.
(*)	Compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: May 12, 2008	By:	/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)(*)	Employment Agreement dated as of January 8, 2008 between ZIOPHARM Oncology, Inc. and Jonathan J. Lewis, MD, PhD.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
(1)	Incorporated by reference to our Annual Report on Form 10-QSB, filed on February 21, 2008.
(*)	Compensatory plan or arrangement.