Form 10-Q
period 2008-06-30
ZIOPHARM ONCOLOGY INC
filed 2008-07-30
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of July 30, 2008, there were 21,373,964 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited)	3

	Statement of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) to June 30, 2008 (unaudited)	4

	Statement of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) to June 30, 2008 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the period from inception (September 9, 2003) to June 30, 2008 (unaudited)	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Under Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19
	Signatures	20
	Exhibit Index	21

PART I - FINANCIAL INFORMATION

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,087,264	$35,028,798
Prepaid expenses and other current assets	237,908	498,864
Total current assets	21,325,172	35,527,662

Property and equipment, net	674,714	746,421

Deposits	98,897	95,497
Other non-current assets	359,651	356,881
Total assets	$22,458,434	$36,726,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,900,291	$2,909,170
Accrued expenses	4,281,177	3,396,480
Total current liabilities	6,181,468	6,305,650

Deferred rent	60,430	50,988
Total liabilities	6,241,898	6,356,638

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized; 21,398,964 and 21,298,964 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	21,399	21,299

Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	70,644,632	69,674,151
Warrants issued	20,503,894	20,503,894
Deficit accumulated during the development stage	(74,953,389)	(59,829,521)
Total stockholders' equity	16,216,536	30,369,823

Total liabilities and stockholders' equity	$22,458,434	$36,726,461

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three and six months ended June 30, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) through June 30, 2008 (unaudited)

					For the Period
	For the three	For the three	For the six	For the six	from Inception
	months	months	months	months	(September 9, 2003)
	ended	ended	ended	ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research contract revenue	$-	$-	$-	$-	$-

Operating expenses and other income:
Research and development, including costs of research contracts	4,266,059	4,347,610	10,340,636	7,774,123	47,445,030
General and administrative	2,349,529	2,847,973	5,094,230	4,837,991	31,328,524
Total operating expenses	6,615,588	7,195,583	15,434,866	12,612,114	78,773,554

Loss from operations	(6,615,588)	(7,195,583)	(15,434,866)	(12,612,114)	(78,773,554)

Interest income	114,814	650,382	310,998	1,026,227	3,820,165
Net loss	$(6,500,774)	$(6,545,201)	$(15,123,868)	$(11,585,887)	$(74,953,389)

Basic and diluted net loss per share	$(0.31)	$(0.31)	$(0.71)	$(0.60)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,228,964	21,182,948	21,228,964	19,419,729

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the six months ended June 30, 2008 and 2007 and for the period from inception (September 9, 2003) through June 30, 2008 (unaudited)

			For the period
	For the	For the	from inception
	six months	six months	(September 9, 2003)
	ended	ended	through
	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(15,123,868)	$(11,585,887)	$(74,953,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,425	182,310	931,883
Non-cash stock-based compensation	970,581	735,751	6,093,698
Loss on disposal of fixed assets	302	-	8,725
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	260,956	(355,025)	(237,908)
Other noncurrent assets	(2,770)	(123,398)	(359,651)
Deposits	(3,400)	(41,412)	(98,897)
Increase (decrease) in:
Accounts payable	(1,008,879)	712,687	1,900,291
Accrued expenses	884,697	172,893	4,281,177
Deferred rent	9,442	2,547	60,430
Net cash used in operating activates	(13,823,514)	(10,299,534)	(62,373,641)

Cash flows from investing activities:
Purchases of property and equipment	(118,720)	(392,159)	(1,616,022)
Proceeds from sale of property and equipment	700	-	700
Decrease in short-term investments	-	1,555,164	-
Net cash provided by (used in) investing activities	(118,020)	1,163,005	(1,615,322)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	-	65,596
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock and warrants, net	-	28,970,915	67,751,035
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	-	28,970,915	85,076,227

Net increase (decrease) in cash and cash equivalents	(13,941,534)	19,834,386	21,087,264

Cash and cash equivalents, beginning of period	35,028,798	26,855,450	-

Cash and cash equivalents, end of period	$21,087,264	$46,689,836	$21,087,264

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:

Warrants issued to placement agents and investors, in connection with with private placement	$-	$5,432,793	$20,208,217

Preferred stock conversion to common stock	$-	$-	$16,759,596

Warrants converted to common shares	$-	$-	$17,844

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
for the period from inception (September 9, 2003) through June 30, 2008 (unaudited)

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to Purchase
	Series A		Series A Convertible
	Convertible Preferred Stock		Preferred Stock	Common Stock				Deficit Accumulated	Total
						Additional Paid-		During The	Stockholders' Equity/
	Shares	Amount	Warrants	Shares	Amount	in Capital	Warrants	Development Stage	(Deficit)
Stockholders' contribution, September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$-	$500,000
Net loss	-	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003	-	-	-	250,487	250	499,750	-	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	-	4,500,000
Issuance of common stock for services	-	-	-	256,749	257	438,582	-	-	438,839
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	13,240	251,037	-	264,277
Net loss	-	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004	-	-	-	2,761,625	2,761	5,449,318	251,037	(5,847,433)	(144,317)

Issuance of Series A convertible preferred stock (net of expenses of $1,340,263 and warrant cost of $1,682,863)	4,197,946	15,076,733	-	-	-	-	-	-	-

Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,682,863	-	-	-	-	-	-
Issuance of Common stock to EasyWeb Shareholders	-	-	-	189,922	190	(190)	-	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	15,072,535	1,682,863	-	16,759,596
Issuance of common stock for options	-	-	-	98,622	99	4,716		-	4,815
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	54,115	44,640	-	98,755
Net loss	-	-	-	-	-	-	-	(9,516,923)	(9,516,923)

Balance at December 31, 2005	-	-	-	7,247,992	7,248	20,580,494	1,978,540	(15,364,356)	7,201,926

Issuance of common stock in private placement, net of expenses $2,719,395	-	-	-	7,991,256	7,991	21,179,568	-	-	21,187,559
Issuance of warrants	-	-	-	-	-	-	13,092,561	-	13,092,561
Issuance of common stock for services rendered	-	-	-	25,000	25	106,225	-	-	106,250
Stock based compensation for employees	-	-	-	-	-	2,776,408	-	-	2,776,408
Issuance of common stock due to exercise of stock options	-	-	-	5,845	6	25,186	-	-	25,192
Issuance of common stock due to exercise of stock warrants	-	-	-	2,806	3	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	(17,856,919)	(17,856,919)

Balance at December 31, 2006	-	-	-	15,272,899	15,273	44,667,878	15,071,101	(33,221,275)	26,532,977
Issuance of common stock in private placement, net of expenses $1,909,090	-	-	-	5,910,049	5,910	23,532,212	-	-	23,538,122
Issuance of warrants	-	-	-	-	-	-	5,432,793	-	5,432,793
Stock-based compensation for employees	-	-	-	-	-	1,318,096	-	-	1,318,096
Stock-based compensation for non-employee	-	-	-	-	-	120,492	-	-	120,492
Issuance of common stock due to exercise of stock options	-	-	-	46,016	46	35,543	-	-	35,589
Issuance of restricted stock	-	-	-	70,000	70	(70)	-	-	-
Net loss	-	-	-	-	-	-	-	(26,608,246)	(26,608,246)

Balance at December 31, 2007	-	-	-	21,298,964	21,299	69,674,151	20,503,894	(59,829,521)	30,369,823
Stock-based compensation for employees	-	-	-	-	-	970,581	-	-	970,581
Issuance of restricted stock	-	-	-	100,000	100	(100)	-	-	-
Net loss	-	-	-	-	-	-	-	(15,123,868)	(15,123,868)
Balance at June 30, 2008	-	$-	$-	21,398,964	$21,399	$70,644,632	$20,503,894	$(74,953,389)	$16,216,536

Item 1. UNAUDITED FINANCIAL STATEMENTS

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements

1.	BASIS OF PRESENTATION AND OPERATIONS

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

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2008, the Company’s accumulated deficit was approximately $75.0 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. This statement became effective for the Company on January 1, 2008. Adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008.  This statement became effective for the Company on January 1, 2008. Adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, changes in accounting for deferred tax asset valuation allowances be expensed after the measurement period, and acquired income tax uncertainties be expensed after the measurement period. SFAS   141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company expects that the adoption of this new standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	RECENT ACCOUNTING PRONOUNCEMENTS…CONTINUED

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company expects that the adoption of this new standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 is not expected to have a material impact on our financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN

Stock-based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”) Share-Based Payment, using the modified prospective method, which results in the provision of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award using the Black Scholes Model and is recognized as expense over the service period. Previously, the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employee , and related interpretations which resulted in account for employee share options at their intrinsic value in the financial statements.

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three and six months ended June 30, 2008 and 2007 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months	Three months	Six months	Six months
	ended June 30, 2008	ended June 30, 2007	ended June 30, 2008	ended June 30, 2007

Research and development, including costs of research contracts	$204,857	$229,048	$384,968	$372,258
General and administrative	298,168	183,009	585,613	363,493
Share based compensation expense before tax	503,025	412,057	970,581	735,751
Income tax benefit	-	-	-	-
Net compensation expense	$503,025	$412,057	$970,581	$735,751

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN…CONTINUED

Stock Option Plan

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company had reserved for the issuance of 1,252,436 shares of its Common Stock. The Plan was approved by the Company’s stockholders on December 21, 2004. On April 25, 2007 and April 26, 2006, the dates of the Company’s annual stockholders meetings, the Company’s stockholders approved amendments to the Plan increasing the total shares reserved by 2,000,000 and 750,000 shares, respectively, for a total of 4,002,436 shares. As of June 30, 2008 there were 2,880,500 shares that are issuable under the Plan upon exercise of outstanding options to purchase common stock and an additional 170,000 shares of restricted stock had been issued under the Plan.

Stock Options

As of June 30, 2008, the Company had issued to employees outstanding options to purchase up to 2,400,076 shares of the Company’s common stock. In addition, the Company has issued to directors options to purchase up to 480,174 shares of the Company’s common stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

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

During the three and six months ended June 30, 2008, the Company granted 60,000 and 161,000 options, respectively. Also during the three and six months ended June 30, 2008, the Company cancelled 14,166 and 77,500 options, respectively, while no options were exercised, under the 2003 Stock Option plan, in this period. During the three and six months ended June 30, 2007, the Company granted 410,750 and 429,250 options, respectively. During the three and six months ended June 30, 2007, the Company cancelled 10,000 and 88,241 options, respectively, while no options were exercised, under the 2003 Stock Option plan, in this period. During the six months June 30, 2007, the Company entered into a termination agreement with an employee which accelerated the vesting of an employee’s previously granted options. The Company recorded a charge of $41,663 in the six months ended June 30, 2007 as a result of the acceleration. These accelerated options have expired without exercise and the Company cancelled the options in the six-month period ending June 30, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions used to value options granted during the three and six months ended June 30, 2008 are as follows, volatility of 94 - 96%, expected life of approximately 5 years, a dividend yield of 0%, and a risk-free interest rate of 2.48 – 3.49%.

Stock option activity under the Plan for the six-month period ended June 30, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	2,797,000	$3.81
Granted	161,000	2.72
Exercised	—	—
Canceled	77,500	4.77
Outstanding, June 30, 2008	2,880,500	$3.73	8.08	$624,963
Options exercisable, June 30, 2008	1,544,083	$3.70	7.17	$624,363

Stock options granted in the three and six months ended June 30, had weighted-average grant date fair values of $1.57 and $1.99 in 2008 and $3.54 and $3.56 in 2007, respectively. At June 30, 2008, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $2,593,272. The cost is expected to be recognized over a weighted-average period of 1.49 years.

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN…CONTINUED

Restricted Stock

During the six months ended June 30, 2008, 100,000 shares of restricted stock were issued to an employee which vest in equal annual installments over a three year period. During the year ended December 31, 2007, the Company issued 70,000 shares of restricted stock to several employees which will vest entirely on December 1, 2008. During the three and six months ended June 30, 2008, $74,858 and $147,387 of compensation expense was recognized. A summary of the status of non-vested restricted stock as of June 30, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	70,000	$2.73
Granted	100,000	3.25
Vested	—	—
Canceled	—	—
Non-vested at June 30, 2008	170,000	$3.04

As of June 30, 2008, there was $328,644 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2003 Plan. The expense is expected to be recognized over a weighted-average period of 1.27 years.

4.	INCOME TAXES

The Company adopted Financial Interpretation Number 48, "Accounting for Uncertain Tax Positions" on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109," Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. No adjustment to the Company’s uncertain tax positions have been made in the three and six months ending June 30, 2008.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis” section in Part I, Item 2 of this Quarterly Report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to successfully develop or commercialize our product candidates, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 10-KSB filed on February 21, 2008.

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary small molecule drug candidates which can be administered by intravenous (“IV”) and oral dosing and which can offer enhanced patient benefit as compared to related, but mechanistically different, cancer therapeutics on the market and in development. We believe this strategy will result in lower risk and expedited drug development programs. We expect to commercialize our products through partnerships with other companies with the requisite financial resources to bring these products through clinical trials to commercialization. Currently, we are in Phase I and/or II studies for three product candidates known as darinaparsin (“ZIO-101”), palifosfamide (“ZIO-201”) and indibulin (“ZIO-301”):

•
Darinaparsin is an organic arsenic compound covered by issued patents and pending patent applications in the U.S. and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ®]; “ATO”) has been approved in the United States and the European Union for the treatment of acute promyelocytic leukemia (“APL”), a precancerous condition. ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than inorganic arsenic, particularly with regard to cardiac toxicity. In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian, and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma. Preclinical studies have also established anti-angiogenic properties of darinaparsin, provided support for the development of an oral form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

Overview…Continued

Phase I testing of the intravenous form of darinaparsin in solid tumors and hematological cancers has been completed. The Company has reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results. The Company is nearing completion of Phase II studies in advanced myeloma, in certain other hematological cancers, and primary liver cancer. In addition, the Company has recently initiated two Phase I studies with an oral form of darinaparsin. Preliminary favorable results from the trial with IV-administered darinaparsin in hematologic cancers have been reported. Initial study results indicate efficacy and a favorable safety profile in various types of blood cancers. This ongoing Phase II trial, as well as one of the two trials with orally administered drug, will now be focused on non-Hodgkin's lymphoma. The Company is actively seeking a partner or partners to progress the program.

•
Several proprietary forms of palifosfamide, or isophosphoramide mustard (“IPM”), the active metabolite of ifosfamide that is also chemically related to the active metabolite of cyclophosphamide, have been developed. Patent applications for pharmaceutical composition and method of use have been filed in the U.S. and internationally. Like cyclophosphamide and ifosfamide, palifosfamide is an alkylating agent. The Company believes that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective at high doses in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents. Unlike cyclophosphamide, ifosfamide is approved by the U.S. Food and Drug Administration ("FDA") only as a treatment for testicular cancer. Although ifosfamide-based treatment generally represents the standard of care for sarcoma, it is not licensed for this indication by the FDA. Preclinical studies have shown that palifosfamide has activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites, such as acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines. Also in preclinical cancer models, encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Phase II testing of the intravenous form of palifosfamide as a single agent to treat advanced sarcoma has been completed. In both Phase I and Phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. Kidney toxicity, however, in the form of Fanconi’s Syndrome has been identified as the dose limiting toxicity. The Company has reported clinical activity in the single agent Phase II study. Following review of the preclinical combination studies, clinical data, and discussion with sarcoma experts, the Company has initiated a Phase I study of palifosfamide in combination with doxorubicin in patients with soft tissue sarcoma. The Company is now preparing a Phase II randomized study designed to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front and second-line soft tissue sarcoma to be initiated in the third quarter of 2008. The Company is developing an oral form of palifosfamide to be studied clinically following completion of additional preclinical studies and with further data from the IV trials.

Overview…Continued

•
Indibulin is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that was acquired from Baxter Healthcare. The microtubule component, tubulin, is one of the more well-established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of marketed IV anticancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol ®, Abraxane®), docetaxel (Taxotere ®) , and the Vinca alkaloid family members, vincristine and vinorelbine. This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

Preclinical studies with indibulin demonstrate significant and broad antitumor activity, including activity against taxane-refractory cell lines. The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and human tumor xenograft models. In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung, and leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors. No neurotoxicity has been observed at therapeutic doses in rodents and in the ongoing Phase I trials. Indibulin has also demonstrated synergy with approved anti-cancer agents in preclinical studies. The availability of an oral formulation of indibulin creates significant commercial opportunity because no oral formulations of paclitaxel or related compounds are currently on the market in the United States.

There are three ongoing Phase I studies, which are nearing completion, in patients with advanced solid tumors. The Company has reported signs of clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I/II combination studies have been initiated.

Although we intend to continue with clinical development of darinaparsin for lymphoma, palifosfamide for soft tissue sarcoma, and indibulin for solid tumors, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Plan of Operation

Our plan of operation for the next twelve months is highly focused on completing the randomized Phase II trial for palifosfamide, partnering darinaparsin, and further establishing safety and drug activity with indibulin. We expect our principal expenditures during those 12 months to include:

•	Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for darinaparsin, palifosfamide and indibulin;

•	Fees and milestone payments required under the license agreements relating to our existing product candidates;

•	Costs related to the scale-up of palifosfamide and the manufacture of all three product candidates;

•	Rent for our facilities; and

•	General corporate and working capital, including general and administrative expenses.

We intend to use senior advisors, consultants, clinical research organizations, and other third parties to perform certain aspects of product development, manufacturing, clinical, and preclinical development, and regulatory, safety and quality assurance functions.

At our current and desired pace of development of darinaparsin, palifosfamide, indibulin, and with other adjustments in our staffing during the next twelve months, we expect to spend approximately $1.7 million on preclinical and regulatory expenses, $7.6 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $4.2 million on manufacturing costs, approximately $500,000 on facilities, rent, and other facilities-related costs, and approximately $3.9 million on general corporate and working capital. With the proceeds from the common stock offering of February 23, 2007, we believe that we currently have sufficient capital that will take operations late into the third quarter of 2009.

Product Candidate Development and Clinical Trials

Intravenous darinaparsin , organic arsenic, has been or is being tested in patients with advanced myeloma, other hematological malignancies, and liver cancer. Three separate Phase II trials are nearing completion. Recently reported positive results in patients with lymphoma has lead to the expansion of the hematological trial focusing on non-Hodgkin's lymphoma. Two Phase I trials with an oral formulation of darinaparsin are ongoing in solid tumors and one trial will now focus on lymphoma. The Company is in active discussions regarding partnering in certain geographies.

Intravenous palifosfamide , the proprietary form of isophosphoramide mustard, is being developed presently to treat soft tissue sarcoma. A Phase II trial in advanced sarcoma has been completed. A Phase I trial in combination with doxorubicin has commenced. We expect to initiate a randomized Phase II controlled trial designed to compare palifosfamide in combination with doxorubicin to doxorubicin alone in front or second-line treatment of soft tissue sarcoma in the second half of 2008. An oral formulation has been developed preclinically and, following further IV study results and additional preclinical study, we expect to initiate a Phase I trial of the oral formulation. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue.

Indibulin , a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization, is administered as an oral formulation. Indibulin has completed a Phase I trial in Europe and a separate Phase I trial using continuous dosing is nearing completion in the United States. A third trial to determine drug activity using PET imaging in the United States is also near completion. The Phase I portion of a Phase I/II trial in combination with Tarceva ® has been initiated, and a second Phase I/II combination trial with Xeloda® has also been initiated.

Results of Operations for the three and six months ended June 30, 2008 versus June 30, 2007

Revenues.  We had no revenues for either of the three and six-month periods ended June 30, 2008 and 2007.

Research and development expenses.  For the three-month period ended June 30, 2008, research and development expenses decreased by $81,551, or 1.9%, to $4,266,059 from $4,347,610 in the three-month period ended June 30, 2007. Decreased research and development expenses in the current period are primarily attributable to a decrease in clinical trial, regulatory and related activities in the current quarter.   For the six-month period ended June 30, 2008, research and development expenses increased by $2,566,513, or 33.1%, to $10,340,636 from $7,774,123 in the six-month period ended June 30, 2007. Increased research and development expenses in the current year period are primarily attributable to an approximately $444,000 increase in the cost of clinical trials, regulatory, and preclinical related expenses and an increase of approximately $1.8 million in manufacturing related costs. Additionally, the increase in expenses is also attributable to an increase of approximately $741,000 in payroll and employee related costs, which includes stock compensation expense related to stock options and restricted stock. These increases were slightly offset by the decrease of $625,000 in milestone payments during the six months ended June 30, 2008 compared with the same period of 2007.

General and administrative expenses. For the three-month period ended June 30, 2008, general and administrative expenses decreased by $498,444, or 17.5%, to $2,349,529 from $2,847,973 in the three-month period ended June 30, 2007. The decrease is primarily attributable to a decrease of approximately $325,000 in investor relations and financial consulting costs, decrease of approximately $175,000 in patent expenses and a decrease of approximately $73,000 in recruiting expenses. These decreases were slightly offset by an increase of approximately $114,000 in stock compensation expense related to stock options and restricted stock. For six-month period ended June 30, 2008, general and administrative expenses increased by $256,239, or 5.3%, to $5,094,230 from $4,837,991 in the six-month period ended June 30, 2007. The increase is attributable to an increase of approximately $124,000 in legal and patent related fees, approximately $196,000 in payroll and employee related costs, and approximately $222,000 in stock compensation expense related to stock options and restricted stock. These increases were slightly offset by a decrease of approximately $326,000 in investor relations and financial consulting costs.

Other income (expense). Other income decreased by $535,568, or 82.3%, to $114,814 in the three-month period ended June 30, 2008 from $650,382 recorded in the three-month period ended June 30, 2007. Other income during the three-month periods ended June 30, 2008 and 2007, respectively, was comprised of interest income. The decrease is due to a lower average cash balance and a precipitous drop in the return from our investment in U.S. treasury funds as compared to the previous period. Other income decreased by $715,229 or 69.7% to $310,998 in the six-month period ended June 30, 2008 from $1,026,227 recorded in the six-month period ended June 30, 2007. Other income during the six-month periods ended June 30, 2008 and 2007, respectively, was comprised of interest income. The decrease is due to a lower average cash balance and the drop in the return from our investment in U.S. treasury funds as compared to the previous period.

Net income (loss). For the reasons described above, the net loss decreased by $44,427, or 0.8%, to $6,500,774 in the three month period ended June 30, 2008 from $6,545,201 for the same period of 2007. The net loss increased $3,537,981, or 30.5%, to $15,123,868 in the six month period ended June 30, 2008 from $11,585,887 for the same period of 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $21.1 million in cash and cash equivalents. We believe we currently have sufficient capital to fund development and commercialization activities of darinaparsin, palifosfamide, and indibulin late into the third quarter of 2009. Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates beyond that time or to fund development efforts related to new product candidates. To the extent additional capital is not available when we need it, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At June 30, 2008, the Company’s accumulated deficit was approximately $75.0 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the six months ended June 30, 2007, we received gross proceeds of approximately $30.9 million ($28,970,915 net of cash issuance costs) as a result of a sale of an aggregate of 5,910,049 shares of the Company’s common stock at a price of $5.225 per share in a private placement (the “2007 Offering”). In addition to these shares, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.75 per share, an additional number of shares of common stock equal to 20 percent of the shares purchased by such investor in the 2007 Offering. In the aggregate, these warrants entitle investors to purchase an additional 1,182,015 shares of common stock. The Company engaged Paramount BioCapital, Inc., Oppenheimer & Co. Inc., and Griffin Securities, Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1,630,800 and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share. In connection with the 2007 Offering, the Company also made cash payments of $222,000 and issued 5-year warrants to purchase 21,244 shares of the Company's common stock, at an exercise price of $5.75 per share, to a financial consultant pursuant to the non-circumvention provision of a prior agency agreement. The Company estimated the fair value of the warrants issued in the 2007 offering at $4,724,169 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses.

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

At June 30, 2008, working capital was approximately $15.1 million, compared to working capital of approximately $29.2 million at December 31, 2007. The decrease in working capital reflects the use of funds for operations.

Capital expenditures were approximately $118,000 for the six months ended June 30, 2008. We anticipate capital expenditures of approximately $300,000 for the fiscal year ended December 31, 2008.

The Company’s significant lease obligation payable for the twelve months ended June 30:

	Payments due by Period
	Total	2009	2010	2011	2012	2013 and thereafter
Operating leases	$1,347,464	$508,018	$431,633	$184,500	$191,250	32,063

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in low-risk treasury security funds and money market funds, with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our treasury securities. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2008, and we have never held such instruments in the past.

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

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

I tem 1. Legal Proceedings

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No response required.

Item 3. Defaults Upon Senior Securities.

No response required.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 23, 2008. The proposal submitted to our stockholders and the results of voting on such proposals were as noted below:

Proposal 1:

Election of Directors: The following eight persons were elected as directors for a one-year term expiring at the Annual Meeting to be held in 2009.

	Affirmative Votes	Authority Withheld	Abstained
Jonathan Lewis, M.D., Ph.D.	11,663,482	838,557	0
Richard E. Bagley	11,662,382	839,657	0
Murray Brennan, M.D.	12,457,603	44,436	0
James Cannon	12,457,603	44,436	0
Senator Wyche Fowler, Jr., J.D.	12,457,103	44,936	0
Gary S. Fragin	12,458,203	43,836	0
Timothy McInerney	12,460,596	41,443	0
Michael Weiser, M.D., Ph.D.	12,437,385	64,654	0

Proposal 2:

Ratification of Independent Auditors: The stockholders ratified the selection of Vitale, Caturano & Company, Ltd. as the independent registered public accounting firm of the Company for fiscal 2008. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
12,462,217	17,313	22,509

Item 5. Other Information

 No response required.

Item 6. EXHIBITS

Exhibit No.	Description
10.1 (*)	Employment Agreement dated as of June 25, 2008 between ZIOPHARM Oncology, Inc. and Richard E. Bagley.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: July 30, 2008	By:	/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2008	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1 (*)	Employment Agreement dated as of June 25, 2008 between ZIOPHARM Oncology, Inc. and Richard E. Bagley.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Compensatory plan or arrangement.