Form 10-Q
period 2008-09-30
ZIOPHARM ONCOLOGY INC
filed 2008-10-30
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐   No ☒

As of October 30, 2008, there were 21,373,964 shares of the issuer’s common stock, $.001 par value per share, outstanding.

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Statement of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) to September 30, 2008 (unaudited)	4

	Statement of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) to September 30, 2008 (unaudited)	5

	Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the period from inception (September 9, 2003) to September 30, 2008 (unaudited)	6

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Under Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

	Signatures	22

	Exhibit Index	23

PART I - FINANCIAL INFORMATION

Item 1.  UNAUDITED FINANCIAL STATEMENTS

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,191,789	$35,028,798
Prepaid expenses and other current assets	577,165	498,864
Total current assets	15,768,954	35,527,662

Property and equipment, net	589,138	746,421

Deposits	95,497	95,497
Other non-current assets	360,922	356,881
Total assets	$16,814,511	$36,726,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,227,537	$2,909,170
Accrued expenses	3,473,027	3,396,480
Total current liabilities	5,700,564	6,305,650

Deferred rent	60,932	50,988
Total liabilities	5,761,496	6,356,638

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized; 21,373,964 and 21,298,964 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	21,374	21,299

Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	71,025,617	69,674,151
Warrants issued	20,503,894	20,503,894
Deficit accumulated during the development stage	(80,497,870)	(59,829,521)
Total stockholders' equity	11,053,015	30,369,823

Total liabilities and stockholders' equity	$16,814,511	$36,726,461

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the three and nine months ended September 30, 2008 and 2007 (unaudited) and for the period from inception (September 9, 2003) through September 30, 2008 (unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the Period from Inception (September 9, 2003) through September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research contract revenue	$-	$-	$-	$-	$-

Operating expenses and other income:
Research and development, including costs of research contracts	3,878,987	5,568,872	14,219,623	13,342,389	51,324,017
General and administrative	1,740,466	2,293,212	6,834,696	7,131,809	33,068,990
Total operating expenses	5,619,453	7,862,084	21,054,319	20,474,198	84,393,007

Loss from operations	(5,619,453)	(7,862,084)	(21,054,319)	(20,474,198)	(84,393,007)

Interest income	74,972	538,718	385,970	1,564,945	3,895,137
Net loss	$(5,544,481)	$(7,323,366)	$(20,668,349)	$(18,909,253)	$(80,497,870)

Basic and diluted net loss per share	$(0.26)	$(0.35)	$(0.97)	$(0.94)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,228,964	21,196,607	21,228,964	20,018,480

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007 and for the period from inception (September 9, 2003) through September 30, 2008 (unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period from inception (September 9, 2003) through September 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(20,668,349)	$(18,909,253)	$(80,497,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,355	345,890	1,021,813
Non-cash stock-based compensation	1,351,541	1,079,048	6,474,658
Loss on disposal of fixed assets	302	4,098	8,725
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(78,301)	(224,226)	(577,165)
Other noncurrent assets	(4,041)	(177,176)	(360,922)
Deposits	-	(91,630)	(95,497)
Increase (decrease) in:
Accounts payable	(681,633)	861,709	2,227,537
Accrued expenses	76,547	1,269,965	3,473,027
Deferred rent	9,944	(4,765)	60,932
Net cash used in operating activates	(19,714,635)	(15,846,340)	(68,264,762)
Cash flows from investing activities:
Purchases of property and equipment	(123,074)	(617,959)	(1,620,376)
Proceeds from sale of property and equipment	700	-	700
Decrease in short-term investments	-	1,555,164	-
Net cash provided by (used in) investing activities	(122,374)	937,205	(1,619,676)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	21,394	65,596
Stockholders' capital contribution	-	-	500,000
Proceeds from issuance of common stock and warrants, net	-	28,970,915	67,751,035
Proceeds from issuance of preferred stock, net	-	-	16,759,596
Net cash provided by financing activities	-	28,992,309	85,076,227
Net increase (decrease) in cash and cash equivalents	(19,837,009)	14,083,174	15,191,789
Cash and cash equivalents, beginning of period	35,028,798	26,855,450	-
Cash and cash equivalents, end of period	$15,191,789	$40,938,624	$15,191,789

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:

Warrants issued to placement agents and investors, in connection with private placement	$-	$5,432,793	$20,208,217

Preferred stock conversion to common stock	$-	$-	$16,759,596

Warrants converted to common shares	$-	$-	$17,844

ZIOPHARM Oncology, Inc.
(A Development Stage Enterprise)
Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
for the period from inception (September 9, 2003) through September 30, 2008 (unaudited)

	Convertible Preferred Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to Purchase
	Series A		Series A Convertible					Deficit Accumulated	Total
	Convertible Preferred Stock		Preferred Stock	Common Stock		Additional Paid-		During The	Stockholders' Equity/
	Shares	Amount	Warrants	Shares	Amount	in Capital	Warrants	Development Stage	(Deficit)
Stockholders' contribution,
September 9, 2003	-	$-	$-	250,487	$250	$499,750	$-	$-	$500,000
Net loss	-	-	-	-	-	-	-	(160,136)	(160,136)
Balance at December 31, 2003	-	-	-	250,487	250	499,750	-	(160,136)	339,864
Issuance of common stock	-	-	-	2,254,389	2,254	4,497,746	-	-	4,500,000
Issuance of common stock for services	-	-	-	256,749	257	438,582	-	-	438,839
Fair value of options/warrants
issued for nonemployee services	-	-	-	-	-	13,240	251,037	-	264,277
Net loss	-	-	-	-	-	-	-	(5,687,297)	(5,687,297)

Balance at December 31, 2004	-	-	-	2,761,625	2,761	5,449,318	251,037	(5,847,433)	(144,317)

Issuance of Series A convertible preferred
stock (net of expenses of $1,340,263 and
warrant cost of $1,682,863)	4,197,946	15,076,733	-	-	-	-	-	-	-

Fair value of warrants to purchase Series
A convertible preferred stock	-	-	1,682,863	-	-	-	-	-	-
Issuance of Common stock to EasyWeb
Shareholders	-	-	-	189,922	190	(190)	-	-	-
Conversion of Series A convertible
preferred stock @ $0.001 into $0.001
common stock on September 13, 2005
at an exchange ratio of .500974	(4,197,946)	(15,076,733)	(1,682,863)	4,197,823	4,198	15,072,535	1,682,863	-	16,759,596
Issuance of common stock for options	-	-	-	98,622	99	4,716		-	4,815
Fair value of options/warrants issued for
nonemployee services	-	-	-	-	-	54,115	44,640	-	98,755
Net loss	-	-	-	-	-	-	-	(9,516,923)	(9,516,923)

Balance at December 31, 2005	-	-	-	7,247,992	7,248	20,580,494	1,978,540	(15,364,356)	7,201,926

Issuance of common stock in private
placement, net of expenses $2,719,395	-	-	-	7,991,256	7,991	21,179,568	-	-	21,187,559
Issuance of warrants	-	-	-	-	-	-	13,092,561	-	13,092,561
Issuance of common stock for
services rendered	-	-	-	25,000	25	106,225	-	-	106,250
Stock based compensation for
employees	-	-	-	-	-	2,776,408	-	-	2,776,408
Issuance of common stock due to
exercise of stock options	-	-	-	5,845	6	25,186	-	-	25,192
Issuance of common stock due to
exercise of stock warrants	-	-	-	2,806	3	(3)	-	-	-
Net loss	-	-	-	-	-	-	-	(17,856,919)	(17,856,919)

Balance at December 31, 2006	-	-	-	15,272,899	15,273	44,667,878	15,071,101	(33,221,275)	26,532,977
Issuance of common stock in private
placement, net of expenses $1,909,090	-	-	-	5,910,049	5,910	23,532,212	-	-	23,538,122
Issuance of warrants	-	-	-	-	-	-	5,432,793	-	5,432,793
Stock-based compensation for employees	-	-	-	-	-	1,318,096	-	-	1,318,096
Stock-based compensation for non-employee	-	-	-	-	-	120,492	-	-	120,492
Issuance of common stock due to
exercise of stock options	-	-	-	46,016	46	35,543	-	-	35,589
Issuance of restricted stock	-	-	-	70,000	70	(70)	-	-	-
Net loss	-	-	-	-	-	-	-	(26,608,246)	(26,608,246)

Balance at December 31, 2007	-	-	-	21,298,964	21,299	69,674,151	20,503,894	(59,829,521)	30,369,823
Stock-based compensation for employees	-	-	-	-	-	1,351,541	-	-	1,351,541
Issuance of restricted stock	-	-	-	100,000	100	(100)	-	-	-
Cancellation of restricted stock				(25,000)	(25)	25	-	-	-
Net loss	-	-	-	-	-	-	-	(20,668,349)	(20,668,349)
Balance at September 30, 2008 (unaudited)	-	$-	$-	21,373,964	$21,374	$71,025,617	$20,503,894	$(80,497,870)	$11,053,015

ZIOPHARM Oncology, Inc.
Notes to Unaudited Financial Statements

1.	BASIS OF PRESENTATION AND OPERATIONS

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

The Company has operated at a loss since its inception in 2003 and has no revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2008, the Company’s accumulated deficit was approximately $80.5 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161, which is not expected to have a material impact on our financial statements.

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

The Company recognized the full impact of its share-based payment plans in the statements of operations for the three and nine months ended September 30, 2008 and 2007 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operations:

	Three months	Three months	Nine months	Nine months
	ended September 30, 2008	ended September 30, 2007	ended September 30, 2008	ended September 30, 2007

Research and development, including costs of research contracts	$115,472	$139,696	$500,440	$511,954
General and administrative	265,488	203,601	851,101	567,094
Share based compensation expense before tax	380,960	343,297	1,351,541	1,079,048
Income tax benefit	-	-	-	-
Net compensation expense	$380,960	$343,297	$1,351,541	$1,079,048

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN…CONTINUED

Stock Option Plan

The Company has adopted the 2003 Stock Option Plan (the “Plan”), under which the Company had reserved the issuance of 1,252,436 shares of its Common Stock. The Plan was approved by the Company’s stockholders on December 21, 2004. On April 25, 2007 and April 26, 2006, the dates of the Company’s annual stockholders meetings, the Company’s stockholders approved amendments to the Plan increasing the total shares reserved by 2,000,000 and 750,000 shares, respectively, for a total of 4,002,436 shares. As of September 30, 2008 there were 2,751,670 shares that are issuable under the Plan upon exercise of outstanding options to purchase common stock and an additional 145,000 shares of restricted stock had been issued under the Plan.

Stock Options

As of September 30, 2008, the Company had issued to employees outstanding options to purchase up to 2,271,246 shares of the Company’s common stock. In addition, the Company has issued to directors options to purchase up to 480,174 shares of the Company’s common stock, as well as options to a consultant in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

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

During the three and nine months ended September 30, 2008, the Company granted 11,000 and 172,000 options, respectively. Also during the three and nine months ended September 30, 2008, the Company cancelled 139,830 and 217,330 options, respectively, while no options were exercised, under the 2003 Stock Option plan, in this period. During the three and nine months ended September 30, 2007, the Company granted 25,500 and 454,750 options, respectively. During the three and nine months ended September 30, 2007, the Company cancelled 40,940 and 129,181 options, respectively, while 12,555 options were exercised, under the 2003 Stock Option plan, in this period. Proceeds from the third quarter 2007 exercise amounted to $21,394 and the intrinsic value of these options amounted to $21,220. During the nine months September 30, 2007, the Company entered into a termination agreement with an employee which accelerated the vesting of an employee’s previously granted options. The Company recorded a charge of $41,663 in the nine months ended September 30, 2007 as a result of the acceleration. These accelerated options have expired without exercise and the Company cancelled the options in the nine-month period ending September 30, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on comparable Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions used to value options granted during the three and nine months ended September 30, 2008 are as follows, volatility of 94 - 96%, expected life of approximately 5 years, a dividend yield of 0%, and a risk-free interest rate of 2.48 – 3.49%.

Stock option activity under the Plan for the nine-month period ended September 30, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	2,797,000	$3.81
Granted	172,000	2.63
Exercised	—	—
Cancelled	217,330	4.37
Outstanding, September 30, 2008	2,751,670	$3.69	7.79	$436,531
Options exercisable, September 30, 2008	1,553,279	$3.70	6.92	$432,531

Stock options granted in the three and nine months ended September 30 had weighted-average grant date fair values of $1.01 and $1.93 in 2008 and $3.31 and $3.55 in 2007, respectively. At September 30, 2008, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $2,090,698. The cost is expected to be recognized over a weighted-average period of 1.40 years.

3.	STOCK-BASED COMPENSATION AND STOCK OPTION PLAN…CONTINUED

Restricted Stock

During the nine months ended September 30, 2008, 100,000 shares of restricted stock were issued to an employee which vest in equal annual installments over a three-year period. During the year ended December 31, 2007, the Company issued 70,000 shares of restricted stock to several employees that will vest entirely on December 1, 2008. During the three and nine months ended September 30, 2008, $59,814 and $207,201 of compensation expense was recognized. A summary of the status of non-vested restricted stock as of September 30, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	70,000	$2.73
Granted	100,000	3.25
Vested	—	—
Canceled	25,000	2.73
Non-vested at September 30, 2008	145,000	$3.09

As of September 30, 2008, there was $270,848 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2003 Plan. The expense is expected to be recognized over a weighted-average period of 1.47 years.

4.	INCOME TAXES

The Company adopted Financial Interpretation Number 48, "Accounting for Uncertain Tax Positions" on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109," Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. No adjustment to the Company’s uncertain tax positions has been made in the three and nine months ending September 30, 2008.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis” section in Part I, Item 2 of this Quarterly Report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to successfully develop or commercialize our product candidates, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our products, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 10-KSB filed on February 21, 2008.

Overview:

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop a diverse, risk-sensitive portfolio of in-licensed cancer drugs that address unmet medical needs. Our principal focus is on the licensing and development of proprietary small molecule drug candidates which can be administered by intravenous (“IV”) and oral dosing and which can offer enhanced patient benefit as compared to related, but mechanistically different, cancer therapeutics on the market and in development. We believe this strategy will result in lower risk and expedited drug development programs with lower costs of production. We expect to commercialize our products through partnerships with other companies with the requisite financial resources to bring these products through clinical trials to commercialization. Currently, we are in Phase I and/or II studies for three product candidates known as darinaparsin (“ZIO-101”), palifosfamide (“ZIO-201”) and indibulin (“ZIO-301”):

•
Darinaparsin is an organic arsenic compound covered by issued patents and pending patent applications in the U.S. and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ®]; “ATO”) has been approved in the United States and the European Union for the treatment of acute promyelocytic leukemia (“APL”), a precancerous condition. ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. ATO carries a “black box” warning for ECG abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block. QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than inorganic arsenic, particularly with regard to cardiac toxicity. In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel detected activity against lung, colon, brain, melanoma, ovarian, and kidney cancer. Moderate activity was detected against breast and prostate cancer. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma. In ongoing in vitro studies, the activity of darinaparsin against B-cell, T-cell, and NK-cell Non-Hodgkin’s Lymphoma cell lines is being investigated. Preliminary results indicate significant activity against the HuT 78 cutaneous T-cell lymphoma, the NK-G2MI natural killer-cell NHL, KARPAS-299 T-cell NHL, SU-DHL-8 B-cell NHL, SU-DHL-10 B-cell NHL and SU-DHL-16 B-cell NHL cell lines. Preclinical studies have also established anti-angiogenic properties of darinaparsin, provided support for the development of an oral form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

Overview…Continued

Phase I testing of the intravenous form of darinaparsin in solid tumors and hematological cancers has been completed. The Company has reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results. The Company is nearing completion of Phase II studies in advanced myeloma, in certain other hematological cancers, and primary liver cancer. In addition, the Company has recently initiated two Phase I studies with an oral form of darinaparsin. Preliminary favorable results from the trial with IV-administered darinaparsin in hematologic cancers have been reported. Initial study results indicate efficacy and a favorable safety profile in various types of blood cancers. In the ongoing Phase I trials, preliminary reported data in solid tumors indicate the oral form is active and well tolerated. The Company is actively seeking a partner or partners, or other sources of funding, to progress both the IV and oral programs into phase II study in particular sub-types of non-Hodgkin’s lymphoma. If we cannot find a partner to fund the development of either one or both forms of darinaparsin, we would intend to complete the ongoing studies which are included in the Company’s current estimate of expenses and then discontinue the development program for darinaparsin.

•
Palifosfamide, or isophosphoramide mustard (“IPM”), is the active metabolite of ifosfamide, a compound chemically related to cyclophosphamide. Patent applications covering proprietary forms of palifosfamide for pharmaceutical composition and method of use have been filed in the U.S. and internationally. Like cyclophosphamide and ifosfamide, palifosfamide is an alkylating agent. The Company believes that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma. Ifosfamide has been shown to be effective at high doses in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents. Ifosfamide is approved by the U.S. Food and Drug Administration ("FDA") as a treatment for testicular cancer while ifosfamide-based treatment is a standard of care for sarcoma, although it is not licensed for this indication by the U.S. FDA. Preclinical studies have shown that palifosfamide has activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites, such as acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines. Also in preclinical cancer models, encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Following Phase I study, Phase II testing of the intravenous form of palifosfamide as a single agent to treat advanced sarcoma has been completed. In both Phase I and Phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. With an earlier form of palifosfamide that has been recently substituted with a new form, kidney toxicity (Fanconi’s Syndrome) and acute renal failure were reported primarily at doses significantly higher than the dose currently used in clinical trials. In clinical study to date with the new form, there have been no reports of kidney toxicity and palifosfamide has been otherwise well tolerated. The Company reported clinical activity of palifosfamide when used alone in the Phase II study addressing advanced sarcoma. Following review of the preclinical combination studies, clinical data, and discussion with sarcoma experts, the Company initiated a Phase I study of palifosfamide in combination with doxorubicin in patients with soft tissue sarcoma. In light of the reported favorable phase II clinical activity data and with the combination of palifosfamide with doxorubicin well tolerated in the phase I trial (enrollment completed, study ongoing), the Company has initiated a Phase II randomized controlled trial to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front and second-line soft tissue sarcoma. Data from this trial are expected to shape a Phase III trial in the same setting. The Company is also developing an oral form of palifosfamide to be studied clinically following completion of additional preclinical studies and with further data from the IV trials. Importantly, Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of soft tissue sarcomas.

Overview…Continued

•
Indibulin is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that was acquired from Baxter Healthcare and is the subject of numerous patents worldwide, including the United States, the European Union and Japan. The microtubule component, tubulin, is one of the more well established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of marketed IV anticancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol ®, Abraxane ®), docetaxel (Taxotere ®) , and the Vinca alkaloid family members, vincristine and vinorelbine. This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

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

Indibulin has completed a Phase I trial in Europe and two additional Phase I trials are nearing completion in the U.S. in patients with advanced solid tumors. The Company has reported signs of clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I/II combination studies have been initiated with Tarceva® and Xeloda®. Preclinical work to explore dose dense and metronomic dosing in the clinical setting are progressing.

Although we intend to continue with clinical development of darinaparsin for lymphoma in conjunction with a partner, palifosfamide for soft tissue sarcoma, and indibulin for solid tumors, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Plan of Operation

Our plan of operation for the next twelve months is highly focused on completing the randomized Phase II trial for palifosfamide, partnering darinaparsin, and further establishing safety and drug activity with indibulin. We expect our principal expenditures during those 12 months to include:

•	Clinical trial expenses, including the costs incurred with respect to the conduct of clinical trials for palifosfamide and indibulin;

•	Fees and milestone payments required under the license agreements relating to our existing product candidates;

•	Costs related to the scale-up and the manufacture of palifosfamide and indibulin;

•	Rent for our facilities; and

•	General corporate and working capital, including general and administrative expenses.

We intend to use senior advisors, consultants, clinical research organizations, and other third parties to perform certain aspects of product development, manufacturing, clinical, and preclinical development, and regulatory, safety and quality assurance functions.

With the planned development of palifosfamide and indibulin, with the intention of partnering further development of darinaparsin following completion of ongoing studies, and with other adjustments in our project and personnel expenses, including a recent workforce reduction of eight positions, we expect to spend, during the next twelve months, approximately $1.1 million on preclinical and regulatory expenses, $7.2 million on clinical expenses (including clinical trials and milestone payments that we expect to be triggered under the license agreements relating to our product candidates), approximately $2.8 million on manufacturing costs, approximately $400,000 on facilities, rent, and other facilities-related costs, and approximately $3.4 million on general corporate and working capital. With our current cash position, adjustments in staffing, aggressive cash management strategy and amortization of upfront payments, we believe that we currently have sufficient capital that will support operations very early into the first quarter of 2010.

Product Candidate Development and Clinical Trials

Intravenous darinaparsin, organic arsenic, has been or is being tested in patients with advanced myeloma, other hematological malignancies, and liver cancer. Three separate Phase II trials are nearing completion. Recently reported positive results in patients with lymphoma have led to the expansion of the hematological trial focusing on non-Hodgkin's lymphoma. The Phase I trials with an oral formulation of darinaparsin are ongoing in solid tumors and have been also expanded to include non-Hodgkin’s lymphoma patients. The Company is in actively seeking partners and other sources of funding for continuing the development program of both the IV and oral forms in certain sub-types of non-Hodgkin’s lymphoma.

Intravenous palifosfamide, the proprietary form of isophosphoramide mustard, is being developed presently to treat soft tissue sarcoma. A Phase II trial in advanced sarcoma has been completed. A Phase I trial in combination with doxorubicin is fully enrolled with treatment still ongoing and with the combination well tolerated and with the dose established for further study. The Company has initiated a randomized controlled phase II trial designed to compare palifosfamide in combination with doxorubicin to doxorubicin alone in the front or second-line treatment of soft tissue sarcoma. An oral formulation has also been developed preclinically and, following further IV study results and additional preclinical study, a Phase I is expected to initiate. Importantly, Orphan Drug Designation has been obtained for both the United States and the European Union for the treatment of soft tissue sarcomas. Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue.

Indibulin, a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization, is administered as an oral formulation. Indibulin has completed a Phase I trial in Europe and two additional Phase I trials are nearing completion in the United States with preliminary results reported for all three trials. The Phase I portion of a Phase I/II trial in combination with Tarceva® and also with Xeloda® have been initiated. Preclinical studies under the direction of Dr. Larry Norton to support clinical study of dose dense and metronomic dosing are well underway.

Results of Operations for the three and nine months ended September 30, 2008 versus September 30, 2007

Revenues.  We had no revenues for either of the three and nine-month periods ended September 30, 2008 and 2007.

Research and development expenses.  For the three-month period ended September 30, 2008, research and development expenses decreased by $1,689,885, or 30.3%, to $3,878,987 from $5,568,872 in the three-month period ended September 30, 2007. Decreased research and development expenses in the current period are primarily attributable to a decrease in clinical trial, regulatory and related activities in the current quarter.   For the nine-month period ended September 30, 2008, research and development expenses increased by $877,234, or 6.6%, to $14,219,623 from $13,342,389 in the nine-month period ended September 30, 2007. Increased research and development expenses in the current year period are primarily attributable to an increase of approximately $792,000 in manufacturing related costs, an increase of approximately $612,000 in payroll and employee related costs, and an increase of approximately $250,000 for consulting and related services. These increases were slightly offset by the decrease of $625,000 in milestone payments and by an approximately $360,000 decrease in the cost of clinical trials, regulatory, and preclinical related expenses and during the nine months ended September 30, 2008 compared with the same period of 2007.

General and administrative expenses. For the three-month period ended September 30, 2008, general and administrative expenses decreased by $552,746, or 24.1%, to $1,740,466 from $2,293,212 in the three-month period ended September 30, 2007. The decrease is primarily attributable to a decrease of approximately $182,000 in investor relations and financial consulting costs, a decrease of approximately $141,000 in payroll and related expenses and a decrease of approximately $138,000 in recruiting expenses. These decreases were slightly offset by an increase of approximately $63,000 in stock compensation expense related to stock options and restricted stock. For nine-month period ended September 30, 2008, general and administrative expenses decreased by $297,113, or 4.2%, to $6,834,696 from $7,131,809 in the nine-month period ended September 30, 2007. The decrease is primarily attributed to a decrease of approximately $622,000 in investor relations and financial consulting costs. This decrease is slightly offset by an approximate increase of approximately $326,000 in payroll, stock compensation and related expenses related.

Other income (expense). Other income decreased by $463,746, or 86.1%, to $74,972 in the three-month period ended September 30, 2008 from $538,718 recorded in the three-month period ended September 30, 2007.  Other income decreased by $1,178,975 or 75.3% to $385,970 in the nine-month period ended September 30, 2008 from $1,564,945 recorded in the nine-month period ended September 30, 2007. Other income during the three and nine-month periods ended September 30, 2008 and 2007, respectively, was comprised of interest income. The decrease in both periods is due to a lower average cash balance and the drop in the return from our investments, primarily in U.S. treasuries and money market funds as compared to the previous period.

Net income (loss). For the reasons described above, the net loss decreased by $1,778,885, or 24.3%, to $5,544,481 in the three month period ended September 30, 2008 from $7,323,366 for the same period of 2007. The net loss increased $1,759,096, or 9.3%, to $20,668,349 in the nine month period ended September 30, 2008 from $18,909,253 for the same period of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $15.2 million in cash and cash equivalents. We have reduced staff, including a recent workforce reduction of eight positions and other personnel and project related expenses and focused our priorities, including changes in our clinical trial program and seeking a partner to continue the further development of darinaparsin. If we cannot find a partner to fund the development of either one or both forms of darinaparsin, we intend to discontinue the development of darinaparsin following the completion of ongoing trials for which associated expenses are included in the current forecast. We believe we currently have sufficient capital to fund the development programs for palifosfamide, and indibulin very early into the first quarter of 2010 (see Plan of Operations). Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product candidates. To the extent additional capital is not available when we need it, or if we cannot successfully enter into partnership agreements for the further development of our products, we may be forced to abandon some or all of our development efforts, which would have a material adverse effect on the prospects of our business. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The Company anticipates that losses will continue for the foreseeable future. At September 30, 2008, the Company’s accumulated deficit was approximately $80.5 million. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus and direction of our development programs;

•	Competitive and technical advances;

•	Costs associated the development of palifosfamide and indibulin and the further financing of darinaparsin development by a partner; and

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments.

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

Since inception, our primary source of funding for our operations has been the private sale of our securities. During the nine months ended September 30, 2007, we received gross proceeds of approximately $30.9 million ($28,970,915 net of cash issuance costs) as a result of a sale of an aggregate of 5,910,049 shares of the Company’s common stock at a price of $5.225 per share in a private placement (the “2007 Offering”). In addition to these shares, the Company also issued to each investor a five-year warrant to purchase, at an exercise price of $5.75 per share, an additional number of shares of common stock equal to 20 percent of the shares purchased by such investor in the 2007 Offering. In the aggregate, these warrants entitle investors to purchase an additional 1,182,015 shares of common stock. The Company engaged Paramount BioCapital, Inc., Oppenheimer & Co. Inc., and Griffin Securities, Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1,630,800 and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share. In connection with the 2007 Offering, the Company also made cash payments of $222,000 and issued 5-year warrants to purchase 21,244 shares of the Company's common stock, at an exercise price of $5.75 per share, to a financial consultant pursuant to the non-circumvention provision of a prior agency agreement. The Company estimated the fair value of the warrants issued in the 2007 offering at $4,724,169 using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%. The total gross proceeds resulting from the 2007 Offering was approximately $30.9 million, before deducting selling commissions and expenses.

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

At September 30, 2008, working capital was approximately $10.1 million, compared to working capital of approximately $29.2 million at December 31, 2007. The decrease in working capital reflects the use of funds for operations.

Capital expenditures were approximately $123,000 for the nine months ended September 30, 2008. We anticipate capital expenditures of approximately $150,000 for the fiscal year ended December 31, 2008.

The Company’s significant lease obligation payable for the twelve months ended September 30:

	Payments due by Period
	Total	2009	2010	2011	2012	2013 and thereafter
Operating leases	$1,184,362	$471,026	$350,804	$186,188	$176,344	—

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents. We have attempted to minimize risk by investing in low-risk treasury security funds and to a very limited extent, money market funds, with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our treasury securities. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2008, and we have never held such instruments in the past.

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

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZIOPHARM ONCOLOGY, INC.

Date: October 30, 2008	By:	/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2008	By:	/s/ Richard Bagley
Richard Bagley Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.