Form 10-Q
period 2009-06-30
ZIOPHARM ONCOLOGY INC
filed 2009-08-14
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes: ☐ No: ☑

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 10, 2009, was 21,790,964 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the period from September 9, 2003 (date of inception) through June 30, 2009 (unaudited)	4

	Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period from September 9, 2003 (date of inception) through June 30, 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38

Part I - Financial Information

Item 1. Consolidated Financial Statements

 ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,543	$11,379
Prepaid expenses and other current assets	153	327
Total current assets	4,696	11,706

Property and equipment, net	406	489

Deposits	87	87
Other non current assets	242	291
Total assets	$5,431	$12,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,606	$2,639
Accrued expenses	1,730	3,137
Deferred rent - current portion	39	-
Total current liabilities	3,375	5,776

Deferred rent	90	58
Warrant liabilities	288	-
Total liabilities	3,753	5,834

Commitments and contingencies (note 4)

Stockholders' equity:
Common stock, $.001 par value; 280,000,000 shares authorized; 21,790,964 and 21,860,464 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	22	22
Preferred stock, $0.01 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Additional paid-in capital	72,024	71,274
Warrants issued	18,865	20,504
Deficit accumulated during the development stage	(89,233)	(85,061)
Total stockholders' equity	1,678	6,739
Total liabilities and stockholders' equity	$5,431	$12,573

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

					Period from
					September 9, 2003
					(date of inception)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		through
	2009	2008	2009	2008	June 30, 2009

Research contract revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development, including costs of research contracts	501	4,266	2,109	10,341	56,459
General and administrative	1,692	2,350	3,415	5,094	38,023
Total operating expenses	2,193	6,616	5,524	15,435	94,482

Loss from operations	(2,193)	(6,616)	(5,524)	(15,435)	(94,482)

Other income (expense), net	2	115	2	311	3,899
Change in fair value of warrants	(208)	-	(216)	-	1,350
Net loss	$(2,399)	$(6,501)	$(5,738)	$(15,124)	$(89,233)

Basic and diluted net loss per share	$(0.11)	$(0.31)	$(0.27)	$(0.71)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,307,297	21,228,964	21,305,824	21,228,964

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

			Period from
			September 9, 2003
			(date of inception)
	For the Six Months Ended June 30,		through
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(5,738)	$(15,124)	$(89,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	189	1,299
Stock-based compensation	749	971	7,473
Change in fair value of warrants	216	-	(1,350)
Loss on disposal of fixed assets	-	-	9
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	174	261	(153)
Other noncurrent assets	48	(3)	(242)
Deposits	-	(3)	(87)
Increase (decrease) in:
Accounts payable	(1,033)	(1,009)	1,606
Accrued expenses	(1,407)	885	1,730
Deferred rent	(13)	9	45
Net cash used in operating activities	(6,835)	(13,824)	(78,903)
Cash flows from investing activities:
Purchases of property and equipment	(1)	(119)	(1,631)
Proceeds from sale of property and equipment	-	1	1
Net cash used in investing activities	(1)	(118)	(1,630)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	-	-	66
Proceeds from issuance of common stock and warrants, net	-	-	67,751
Proceeds from issuance of preferred stock, net	-	-	16,759
Net cash provided by financing activities	-	-	85,076
Net increase (decrease) in cash and cash equivalents	(6,836)	(13,942)	4,543
Cash and cash equivalents, beginning of period	11,379	35,029	-
Cash and cash equivalents, end of period	$4,543	$21,087	$4,543

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors, in connection with private placement	$-	$5,433	$20,208

Preferred stock conversion to common stock	$-	$-	$16,760

Warrants converted to common shares	$-	$-	$18

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at June 30, 2009, as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no revenues.  The Company anticipates that losses will continue for the foreseeable future. At June 30, 2009, the Company’s accumulated deficit was approximately $89.2 million.  The Company currently believes that it has sufficient capital to fund development and commercialization activities, principally for palifosfamide, into the second quarter of 2010.  The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.  Cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.  Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.  There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise, will be adequate to support the Company’s working capital requirements until it achieves profitable operations.  The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies.  If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of its products, the Company will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for its product candidates from the FDA or other regulatory authorities.  In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or pursue merger or divestiture strategies.  There can be no assurances that forecasted results will be achieved or that additional financing will be obtained.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies

Except for the policies listed below, our significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Warrants

On January 1, 2009, the Company adopted Emerging Issues Task Force Issue 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”).  This Issue prescribes the methodology by which a company must determine whether a financial instrument is a derivative within the meaning of Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). In applying the methodology contained in EITF 07-05 and FASB No. 133 it was concluded that certain warrants issued by the Company in May 2005 have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore should be re-classified from the equity section to the liability section of the Balance Sheets. The warrant is subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense). Fair value is measured using the Black-Scholes valuation model. Adoption of this new standard decreased equity warrants by $1,639,000, decreased deficit accumulated during the development stage by $1,566,000 and increased warrant liability by $73,000. See note 5, “warrants” for additional disclosure.

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

The adoption of these statements did not have a material impact on the Company’s results of operations and financial condition.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets/Liabiities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservabl Inputs (Level 3)

Warrant liability	$288	$-	$288	$-

The warrants were valued using a Black-Scholes valuation model.  See note 5 for additional disclosure on the valuation methodology and significant assumptions.

 Subsequent Events

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements.  During this period we did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

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

In April 2009 the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This standard is effective for periods ending after June 15, 2009.  Adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

On June 29, 2009, the FASB issued SFAS No. 168 “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (or the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive.  Such potential common shares at June 30, 2009 and 2008 consist of the following:

	June 30,
	2009	2008

Stock options	3,220,916	2,880,500
Unvested restricted stock	483,667	170,000
Warrants	5,039,659	5,039,659

	8,744,242	8,090,159

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Commitments and Contingencies – (continued)

As partial consideration for the license rights obtained, the Company made an upfront payment of $125 thousand and granted the Licensors 250,487 shares of our common stock.  The Company recorded expense for the $125 thousand upfront payment and recognized research and development expense of $426 thousand in connection with the issuance of the 250,487 shares of common stock in the year ended December 31, 2004.  In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones.  Upon the filing of an Investigation New Drug Application (“IND”) for darinaparsin in 2005, 12,555 shares vested and the Company recognized compensation expense of $54 thousand.  Upon the completion of dosing of the last patient for both Phase I clinical trials in 2007, 25,111 shares vested and the Company recognized expense of $120 thousand.  The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial (i.e., a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”) for darinaparsin).  The options were subject to accounting pursuant to EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and therefore were valued at the date which the milestones are achieved.  In addition, the Licensors are entitled to receive certain milestone payments, including $100,000 that was paid upon the commencement of Phase I clinical trial for which the Company recognized the expense in the year ended December 31, 2005 and $250 thousand upon the dosing of the first patient in the Registrant-sponsored Phase II clinical trial for darinaparsin which was recognized in the year ended December 31, 2006.  The Company may be required to make additional payments upon achievement of certain other milestones, in varying amounts which on a cumulative basis could total up to $4.5 million.  In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product should such a product be approved for commercial sale and sales of a licensed product be effected in the United States, Canada, the European Union or Japan.  The Licensors also will be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.  For the years ended December 31, 2007 and 2006, the Company expensed $100 thousand for payments made to the Licensors to conduct scientific research.  The Company has the exclusive right to all intellectual property rights resulting from such research pursuant to the terms of the license agreement.  These sponsored research agreements and any related extensions expired in February 2008 with no payments being made in 2008 or the six months ended June 30, 2009.

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

In consideration for the license rights, DEKK-Tec is entitled to receive milestone payments upon the occurrence of certain achievements of certain milestones, in varying amounts which on a cumulative basis may total $3.9 million.  Of the aggregate milestone payments, most of the total amount will be creditable against future royalty payments, as referenced below.  During the year ended December 31, 2006, the Company recorded a charge of $100 thousand for achieving Phase II milestones.  Additionally in 2004, the Company issued DEKK-Tec an option to purchase 27,616 shares of our common stock for $0.02 per share.  The options were subject to accounting pursuant to EITF 96-18, and therefore are valued at the date which the milestones are achieved.  Upon the execution of the license agreement, 6,904 shares vested and were exercised in the fiscal year ended December 31, 2005 and resulted in a recorded charge of $12 thousand to research and development expense.  The remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. None of the remaining options have vested as of June 30, 2009.  DEKK-Tec is entitled to receive royalty payments on the sales of palifosfamide should it be approved for commercial sale.  There were no payments during the six months ended June 30, 2008 or 2009.

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which, the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs (the “SRI Research Program”).  The option agreement was exercised on February 13, 2007 and annual payments of $25 thousand were made in the years ended December 31, 2008 and 2007 for maintenance of this option agreement.  There were no payments during the six months ended June 30, 2009.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company signed a definitive Asset Purchase Agreement (for indibulin) and License Agreement (to Baxter's proprietary nanosuspension technology) with affiliates of Baxter Healthcare Corporation. Indibulin is a novel anti-cancer agent that binds to tubulin, one of the essential proteins for chromosomal segregation, and targets mitosis like the taxanes and vinca alkaloids. It is being developed as an oral form.   Among the more well known antimitotic drugs are the taxanes (paclitaxel, docetaxel) and the vinca alkaloids (vincristine, vinblastine).  The terms of the agreement include an upfront cash payment of approximately $1.1 million, which has been expensed as purchased research and development in the year ended December 31, 2006.  In addition, $15 thousand was paid for annual patent and license maintenance fee and $100 thousand was paid for existing inventory during 2006.  During the year ended December 31, 2007, the Company recorded an expense of $625 thousand related to the achievement of a milestone for the successful US IND application for indibulin and also paid an additional $15 thousand for the annual patent and license maintenance fee. In 2008, the Company paid $15 thousand for the annual patent and license maintenance fee.  In addition to the upfront costs, there will be additional milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales.  The purchase price includes the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories.  There were no payments during the six months ended June 30, 2009.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.  Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.  If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to a 1% award of royalties received from a sublicense.  Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009.  Although the Company and Harmon Hill have not entered into a formal written renewal or extension, the parties continued to operate under the terms of the agreement at June 30, 2009.  The Company paid and expensed $60 thousand and $120 thousand during the six months ended June 30, 2008 and 2009, respectively,  for consulting services per aforementioned agreement.  No milestones have been reached or accrued during the year ended December 31, 2008 or the six months ended June 30, 2009.

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

In May 2005, the Company issued 419,786 placement warrants for services performed, 11,083 of which were subsequently exercised.  The remaining 408,703 warrants were originally valued at $1,639,000.  These warrants have a provision for price protection should common stock or warrants be subsequently issued at less than the warrants’ exercise price of $4.75 per share.  This provision was triggered in 2006 when stock was sold at $4.63 per share in a Private Investment in a Public Equity (“PIPE”) financing.  Accordingly, the warrants were re-priced at $4.69.  The application of FASB No. 133 requires that the warrants be valued at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations.  Using a Black-Scholes model, the warrants were valued at $73,000 on January 1, 2009, when EITF 07-05 was adopted.  The reclassification attributed to the adoption of EITF 07-05 had the following cumulative effect on the Balance Sheets:

	Liabilities	Stockholders' Equity
	Warrants	Warrants	Deficit Accumulated During the Development Stage
As reported on December 31, 2008	$-	$20,504	$(85,061)
Re-classification	73	(1,639)	1,566
Balance on January 1, 2009	$73	$18,865	$(83,495)

On June 30, 2009, the warrants were valued at $288,000 using a Black-Scholes valuation model.  The change in the fair value of the warrant liability of $208,000 and $216,000 for the three and six months ended June 30, 2009, respectively, was charged to other income (loss) in the Statements of Operations.  The following assumptions were used at January 1, 2009 and June 30, 2009:

	January 1, 2009	June 30, 2009

Risk-free interest rate	1.55%	1.64%
Expected life in years	3.42	2.92
Expected volatility	102%	105%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008

Research and development, including costs of research contracts	$87	$205	$155	$385
General and administrative	252	298	594	586
Share based employee compensation expense before tax	339	503	749	971
Income tax benefit	-	-	-	-
Net share based employee compensation expense	$339	$503	$749	$971

Stock options granted during the three and six months ended June 30, 2009 had a weighted-average grant date fair value of $0.53 for both periods.  Stock options granted during the three and six months ended June 30, 2008 had weighted-average grant date fair values of $1.57 and $1.99, respectively.

For the six months ended June 30, 2009 and 2008, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the six months ended June 30,
	2009	2008

Risk-free interest rate	1.31-1.44%	2.48 - 3.49%
Expected life in years	5	5
Expected volatility	102-103%	94 - 96%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Stock-Based Compensation – (continued)

Transactions under the Company’s stock option plan for the six months ended June 30, 2009 are as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2008	2,738,089	$3.43
Granted	815,000	$0.70
Exercised	-	$-
Cancelled	(332,173)	$2.99

Outstanding, June 30, 2009	3,220,916	$2.78	8.21	$416

Options exercisable, June 30, 2009	2,001,916		7.32	$416

Options available for future grant	2,114,901

A summary of the status of non-vested restricted stock for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding, December 31, 2008	586,500	$1.15
Granted	-	$-
Vested	(33,333)	$2.73
Cancelled	(69,500)	$0.83

Outstanding, June 30, 2009	483,667	$1.09

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that can address unmet medical needs through enhanced efficacy and/or safety and quality of life. Our principal focus is on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and can be administered by intravenous (“IV”) and/or oral capsule forms.  We believe this strategy will result in lower risk and expedited drug development programs with product candidates having a low cost of manufacturing to address changing reimbursement requirements around the world.  While we may commercialize our products on our own in North America, we recognize that favorable clinical trial results can be better addressed by partnering with companies with the requisite financial resources.  The Company could also negotiate the right to complete development and marketing in certain geographies especially for certain limited (niche) indications. Although we are currently in Phase I and/or II studies for three product candidates identified as darinaparsin (ZinaparTM, ZIO-101), palifosfamide (ZymafosTM, ZIO-201), and indibulin (ZybulinTM, ZIO-301), the Company’s current focus is on palifosfamide and more specifically on completing initial enrollment of the ongoing randomized Phase II trial with palifosfamide to support a registration trial for palifosfamide in combination with doxorubicin in the front- and second-line setting of soft tissue sarcoma.  We anticipate the initiation of such a trial as early as the first half of 2010.

•
ZIO-101, or darinaparsin (ZinaparTM), is an anti-mitochondrial (organic arsenic) compound covered by issued patents and pending patent applications in the U.S. and in foreign countries.  A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ®]; “ATO”) has been approved in the United States and the European Union for the treatment of acute promyelocytic leukemia (“APL”), a precancerous condition. ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers.  Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent.  ATO carries a “black box” warning for ECG abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block.  QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal.  Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans.  The toxicity of arsenic is generally correlated to its accumulation in organs and tissues.  Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than inorganic arsenic, particularly with regard to cardiac toxicity.  In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel detected activity against a series of tumor cell lines including lung, colon, brain, melanoma, ovarian, and kidney cancer.  Moderate activity was detected against breast and prostate cancer.  In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma.  Results indicate significant activity against the HuT 78 cutaneous T-cell lymphoma, the NK-G2MI natural killer-cell NHL, KARPAS-299 T-cell NHL, SU-DHL-8 B-cell NHL, SU-DHL-10 B-cell NHL and SU-DHL-16 B-cell NHL cell lines. Preclinical studies have also established anti-angiogenic properties of darinaparsin and provided support for the development of an oral capsule form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

Phase I testing of the intravenous form of darinaparsin in solid tumors and hematological cancers has been completed.  The Company reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results.  The Company subsequently completed Phase II studies in advanced myeloma and primary liver cancer and is nearing completion of a Phase II study in certain other hematological cancers.  In addition, the Company is completing two Phase I studies with an oral capsule form of darinaparsin.  At the May 2009 annual meeting of the American Society of Clinical Oncology (“ASCO”), the Company reported favorable results from the trial with IV-administered darinaparsin in lymphoma, particularly peripheral T-cell lymphoma (“PTCL”).  In the ongoing Phase I trials, also reported at the ASCO annual meeting, preliminary data primarily in solid tumors indicate the oral form is active and well tolerated.  The Company is actively seeking a partner or other sources of funding to progress the IV program into a potentially pivotal trial in PTCL as early as the first half of 2010 as well as to complete the oral Phase I program.  If we cannot find a partner or otherwise raise the capital for continuing the darinaparsin programs, our intent is to complete the ongoing studies included in the Company’s current estimate of expenses and then place the development program for darinaparsin on hold.

•
ZIO-201, or palifosfamide (ZymafosTM), is the active metabolite of ifosfamide, a compound chemically related to cyclophosphamide.  Patent applications covering proprietary forms of palifosfamide for pharmaceutical composition and method of use have been filed in the U.S. and internationally.  Like cyclophosphamide and ifosfamide, palifosfamide is an alkylating agent.  The Company believes that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma.  More importantly, ifosfamide has been shown to be effective at high doses in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents.  Ifosfamide is approved by the U.S. Food and Drug Administration ("FDA") as a treatment for testicular cancer while ifosfamide-based treatment is a standard of care for sarcoma, although it is not licensed for this indication by the FDA.  Preclinical studies have shown that palifosfamide has activity against leukemia and solid tumors.  These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde.  Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive.  Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure.  Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines.  Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Following Phase I study, Phase II testing of the intravenous form of palifosfamide as a single agent to treat advanced sarcoma has been completed.  In both Phase I and Phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed.  The Company reported clinical activity of palifosfamide when used alone in the Phase II study addressing advanced sarcoma.  Following review of the preclinical combination studies, clinical data, and discussion with sarcoma experts, the Company initiated a Phase I dose escalation study of palifosfamide in combination with doxorubicin in patients with metastatic or unresectable soft tissue sarcoma.  The Company reported favorable results and safety profile from this study at the ASCO annual meeting.  In light of reported favorable Phase II clinical activity data and with the combination of palifosfamide with doxorubicin well tolerated in the Phase I trial and evidencing activity, the Company initiated a Phase II randomized controlled trial in the second half of last year to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front and second-line metastatic or unresectable soft tissue sarcoma.  Data from the initial patients in this trial are expected to shape a registration trial in the same setting which is expected to initiate as early as the first half of 2010.  The study is currently actively enrolling and, in conjunction with ASCO, the initial drug safety monitoring committee meeting concluded to continue enrollment as planned.  The Company is also developing an oral capsule form of palifosfamide to be studied clinically following further data from the IV trials and partnering or other sources of funding.  The Company is also considering additional Phase II trials in other solid tumors as funding becomes available.  Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of soft tissue sarcomas.

•
ZIO-301, or indibulin (ZybulinTM), is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that was acquired from Baxter Healthcare and is the subject of numerous patents worldwide, including the United States, the European Union and Japan.  The microtubule component, tubulin, is one of the more well established drug targets in cancer.  Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division.  A number of marketed IV anticancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol®), docetaxel (Taxotere®) , the Vinca alkaloid family members, vincristine and vinorelbine, and the new class of epothilones with IxempraTM marketed.  This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

Preclinical studies with indibulin demonstrate significant and broad antitumor activity, including activity against taxane-refractory cell lines.  The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and human tumor xenograft models.  In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung, and leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors.  No neurotoxicity has been observed at therapeutic doses in rodents and in the ongoing Phase I trials.  Indibulin has also demonstrated synergy with approved anti-cancer agents in preclinical studies. The availability of an oral capsule formulation of indibulin creates significant commercial opportunity because no oral capsule formulations of microtubulin inhibitors are currently on the market in the United States.

Indibulin, as a single agent, has completed a Phase I trial in Europe and additional Phase I trials are nearing completion in the U.S. in patients with advanced solid tumors and the Company has reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy.  Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I combination studies were initiated with Tarceva® in one and Xeloda® in another and are reaching completion.  Favorable activity and safety profile of oral indibulin with oral Xeloda® were reported at ASCO’s annual meeting in May 2009.  Preclinical work with consultant Dr. Larry Norton to explore dose scheduling for the clinical setting have been completed and were also reported at the ASCO meeting, supporting the Company’s plan, subject to the availability of additional funding, to initiate a Phase I/II breast cancer trial using a dose schedule established preclinically.

Subject to obtaining appropriate funding, we intend to continue with clinical development of IV palifosfamide for soft tissue sarcoma and to initiate a clinical study with the oral form following the United States Food and Drug Administration approval; with IV darinaparsin, for PTCL and with the further development of the oral form; and with oral indibulin, for solid tumors and in particular breast cancer.  However, the successful development of our product candidates is highly uncertain.  Product development costs and timelines can vary significantly for each product candidate, are difficult to accurately predict, and will require us to obtain additional funding, either alone or in connection with partnering arrangements.  Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product.  The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources.  Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business.  To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Development Plan

Without additional resources from partnering or other sources, our development plan for the next twelve months remains focused on completing the first 60 patients in our randomized Phase II trial for IV palifosfamide, preparing for a potential end-of-Phase II meeting with the FDA for a potential pivotal trial of IV darinaparsin, and designing an oral indibulin Phase I/II trial in breast cancer.  We expect our principal expenditures to be predominately for palifosfamide clinical trial expense, employment expense (we currently have 14 full time employees) and other expenses associated with clinical trials already completed but not fully expensed.

We continue to use senior advisors, consultants, clinical research organizations, and other third parties to perform certain aspects of product development, manufacturing, clinical, and preclinical development, and regulatory, safety and quality assurance functions.

With the planned development of palifosfamide and with the intention of partnering or otherwise raising additional resources to support development activities for darinaparsin and indibulin, we expect to incur the following expenses during the next twelve months: Approximately $0.9 million on preclinical and regulatory expenses; approximately $1.5 million on clinical expenses; approximately $0.5 million on manufacturing expenses; approximately $1.4 million on facilities, rent, and other facilities-related expenses; and approximately $2.6 million on general corporate and administrative expenses.  With our current cash position, previous adjustments in staffing and ongoing aggressive cash management strategy, we believe that we currently have sufficient capital that will support our current operations into the second quarter of 2010.  Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of this report.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.

Product Candidate Development and Clinical Trials

Intravenous darinaparsin, an organic arsenic, has been tested in patients with advanced myeloma, other hematological malignancies, and liver cancer.  Two separate Phase II trials have been completed while one is still ongoing.  Recently reported at the May 2009 ASCO meeting, positive results in patients with lymphoma, particularly PTCL, have led to the planning of a pivotal trial in PTCL as early as the first half of 2010, subject to the availability of sufficient financial resources.  The Phase I trials with an oral form of darinaparsin are ongoing in solid tumors and have been expanded to include non-Hodgkin’s lymphoma patients.  The Company is actively seeking partners and other sources of funding for continuing the development program of the IV form in a pivotal trial for PTCL and for completing the oral Phase I studies.  If funding or partnering is not accomplished, the Company intends to place the project on hold.

Intravenous palifosfamide, the proprietary stabilized form of isophosphoramide mustard, is being developed presently to treat soft tissue sarcoma.  A Phase II trial in advanced sarcoma has been completed with very favorable activity and with the expected safety profile.  Favorable activity and safety data from a Phase I trial of IV palifosfamide in combination with doxorubicin were reported at the ASCO meeting in May.  The Company has initiated a randomized Phase II trial designed to compare palifosfamide in combination with doxorubicin to doxorubicin alone in the front or second-line treatment of metastatic or unresectable soft tissue sarcoma and is presently treating initial patients with the intention to develop the design of a registration trial to initiate as early as the first half of 2010.  An oral formulation has also been developed preclinically and, following further IV study results, additional funding or partnering, a Phase I trial is expected to initiate.  Other trials in solid tumors are under consideration pending further funding.  Orphan Drug Designation has been obtained for both the United States and the European Union for the treatment of soft tissue sarcomas.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as resources allow.

Indibulin, a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization, is administered as an oral capsule formulation.  Indibulin has completed Phase I trials with favorable results of activity and safety profile reported for all trials.  Phase I trials of indibulin in combination with Tarceva® and also with Xeloda ® have been initiated.  At the ASCO annual meeting in May, the Company presented favorable preliminary activity and safety data of oral indibulin with oral  Xeloda®.  Preclinical studies under the direction of Dr. Larry Norton to support clinical study of “dose dense” dosing are completed and were also reported at ASCO.  Subject to available funding, the Company intends to pursue a Phase I/II study in breast cancer with a schedule identified preclinically to determine maximum tolerated dose in the Phase I portion prior to formal Phase II testing.  If sufficient funding is not available, the Company intends to place the project on hold.

Financial Overview

Overview of Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

Revenue.  We had no revenues for the three and six months ended June 30, 2009 and 2008.

Research and development expenses.  Research and development expenses during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
($ in thousands)

Research and development	$501	$4,266	$(3,765)	-88%	$2,109	$10,341	$(8,232)	-80%

Research and development expenses decreased by $3.8 million from the three months ended June 30, 2008 to the three months ended June 30, 2009.  The decrease was primarily due to reduced manufacturing costs of $1.7 million, reduced clinical project costs of $912,000, reduced salaries of $558,000, reduced consulting costs of $278,000 and other reductions totaling $322,000.  These reductions and savings resulted from the cost cutting initiatives we put in place in order to extend our operations.

Research and development expenses decreased by $8.2 million from the six months ended June 30, 2008 to the six months ended June 30, 2009.  The decrease was primarily due to reduced manufacturing costs of $4.5 million, reduced clinical project costs of $1.7 million, reduced salaries of $932,000, reduced consulting costs of $321,000 and other reductions of $750,000. These reductions and savings resulted from the cost cutting initiatives we put in place in order to extend our operations.

We expect our research and development expenses to continue to decrease as patient costs related to indibulin and darinaparsin end.

General and administrative expenses.  General and administrative expenses during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
($ in thousands)

General and administrative	$1,692	$2,350	$(658)	-28%	$3,415	$5,094	$(1,679)	-33%

Similar to the decrease in research and development expenses, the decrease in general and administrative expenses of $658,000 from the three months ended June 30, 2008 to the three months ended June 30, 2009 was primarily due to decreased headcount which lead to a decrease in our salary and benefit expenses and stock based compensation expense of $480,000.  The decrease is also attributable to reductions in legal and patent costs of $64,000, consulting costs of $103,000 and other cost reductions totaling $11,000.

The decrease in general and administrative expenses of $1.7 million from the six months ended June 30, 2008 to the six months ended June 30, 2009 was primarily due to decreased headcount which lead to a decrease in our salary and benefit expenses and stock based compensation expense of $937,000.  The decrease is also attributable to reductions in legal and patent costs of $304,000, consulting of $230,000 and other cost reductions totaling $208,000.

We expect our selling, general and administrative expenses to level off over the remainder of the year.

Other income (expense).  Other income (expense) for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
($ in thousands)

Other income (expense), net	$2	$115	$(113)	-98%	$2	$311	$(309)	-99%
Change in fair value of warrants	(208)	-	$(208)	-100%	(216)	-	$(216)	-100%

Total	$(206)	$115	$(321)		$(214)	$311	$(525)

The decrease in other income (expense) from the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2009 was due primarily to lower cash balances during the three and six months ended June 30, 2009.  Additionally, there were no warrants being marked to market during 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $4.5 million in cash and cash equivalents, down from $11.4 million in cash and cash equivalents as of December 31, 2008.  Given the rate that we have historically used cash, the limited amount of cash for use in operations and the recent instability in the capital markets, we have taken measures to reduce our near term expenses while we seek additional financing and partnering arrangements for the development of certain drug candidates.  We have reduced staffing and other personnel and project related expenses and may have to continue to do so.  Additional funding would support the further development of darinaparsin and indibulin.  If additional resources remain unavailable, we intend to place the development of darinaparsin and indibulin on hold following the completion of ongoing trials for which associated expenses are included in our current forecast.  Based on our current costs, we believe that we currently have sufficient capital to fund the development programs for palifosfamide into the second quarter of 2010 (see Development Plan).  Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the palifosfamide beyond that time or to continue development of our other product candidates.  To the extent additional capital is not available when we need it, or if we cannot successfully enter into partnership agreements for the further development of our products, we may be forced to abandon some or all of our development efforts, which would have a material adverse effect on the prospects of our business. In addition, the Company could be forced to forego attractive business opportunities or pursue merger or divestiture strategies. Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly.  In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
($ in thousands)
Net cash provided by (used in):
Operating activities	$(6,835)	$(13,824)
Investing activities	(1)	(118)
Financing activities	-	-

Net decrease in cash and cash equivalents	$(6,836)	$(13,942)

Net cash used in operating activities was $6.8 million for the six months ended June 30, 2009 compared to $13.8 million for the six months ended June 30, 2008.  The $6.8 million decrease was primarily due to a $9.4 million decrease in the net loss partially offset by changes to accounts payable, accruals and other assets and liabilities.

Net cash used in investing activities was $1,000 for the six months ended June 30, 2009 compared to net cash used in investing activities of $118,000 for the six months ended June 30, 2008.  The decrease was primarily due to a reduction in spending for purchases of property and equipment.

There was no net cash provided by financing activities for the six months ended June 30, 2009 and 2008.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At June 30, 2009, the Company’s accumulated deficit was approximately $89.2 million.  Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus and direction of our development programs;

•	Competitive and technical advances;

•	Costs associated with the further development of palifosfamide, darinaparsin and indibulin; and

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments.

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

Working capital as of December 31, 2008 was $5.9 million, consisting of $11.7 million in current assets and $5.8 million in current liabilities. Working capital as of June 30, 2009 was $1.3 million, consisting of $4.7 million in current assets and $3.4 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating Leases	$821	$413	$376	$32	$-

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, NY and our operations center in Boston, Massachusetts.

Off-balance sheet arrangements

During the six months ended June 30, 2009 and 2008, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2008, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2009.  During the six months ended June 30, 2009, we have added an accounting policy for valuing our warrant liability.  See footnotes 2 and 5 herein for additional disclosure.

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

RISKS RELATED TO OUR BUSINESS

* We may not be able to raise sufficient capital to continue clinical testing our product candidates.

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

We believe we have sufficient capital to continue enrolling patients in our ongoing randomized Phase II trial for palifosfamide as we are currently seeking a partner, or other sources of capital, to fund the further development of darinaparsin and indibulin.  If we are unable to obtain sufficient additional capital, these programs will be placed on hold.  We are currently devoting a significant portion of our resources to the development of palifosfamide.  Accordingly, the resources that we are devoting to the development of indibulin and darinaparsin have significantly diminished.  As a result, further progress with the development of darinaparsin and indibulin, if any, may be significantly delayed and may depend on the success of our ongoing clinical trials involving palifosfamide.

* We may not be able to commercialize any products, generate significant revenues, or attain profitability.

We have never generated revenue and have incurred significant net losses in each year since our inception.  For the six months ended June 30, 2009, we had a net loss of $5.7 million and we had incurred approximately $89.2 million of cumulative net losses since our inception in 2003.  We expect to continue to incur significant operating and capital expenditures.  Although we have taken near-term cost cutting measures aimed at preserving capital while we pursue sources of potential additional financing, further development of our product candidates will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	Implement additional internal systems and infrastructure; and

•	Hire additional personnel.

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

* We  need to raise additional capital to fund our operations.  The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of June 30, 2009, we had incurred approximately $89.2 million of cumulative net losses and had approximately $4.5 million of cash and cash equivalents.  Currently and anticipating additional reductions in expense with no additional capital, we anticipate we will have sufficient cash to fund our operations, principally related to the development of palifosfamide, into the second quarter of 2010.  However, changes may occur that would consume our existing capital prior to that time, including the progress of our research and development efforts and changes in governmental regulation.

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

If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of its products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for our product candidates from the FDA or other regulatory authorities.  In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or pursue merger or divestiture strategies.

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

We have received “Orphan Drug” status for palifosfamide in both the United States and Europe and we are hopeful that we may be able to obtain “Fast Track” and/or Orphan Drug status from the FDA for our other product candidates. Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied. Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition and affords certain financial and market protection benefits to successful applicants. However, there is no guarantee that any of our product candidates, other than palifosfamide, will be granted Orphan Drug status or will be granted Fast Track status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

* Our common stock could be delisted from The NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Capital Market. The listing standards of The NASDAQ Capital Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. In addition, our total stockholders’ equity at June 30, 2009 was approximately $1.7 million. So long as our stockholders’ equity is less than $2.5 million, we will fail to comply with The NASDAQ Capital Market’s listing standards if shares of our common stock fail to have an aggregate market value of at least $35 million (or $1.61 per share based on our common stock outstanding at June 30, 2009) for 10 consecutive business days. If we fail to comply with these or other listing standards applicable to us, our common stock may be delisted from The NASDAQ Capital Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 4. Submission of Matters to a Vote of the Security Holders

The Company’s Annual Meeting of Stockholders was held on April 24, 2009. The proposals submitted to our stockholders and the results of voting on such proposals were as noted below:

Proposal 1:

Election of Directors: The following eight persons were elected as directors for a one-year term expiring at the Annual Meeting to be held in 2010.

	Affirmative Votes	Authority Withheld	Abstained
Jonathan Lewis, M.D., Ph.D.	13,878,629	256,802	0
Richard E. Bagley	13,768,604	366,827	0
Murray Brennan, M.D.	13,877,529	257,902	0
James Cannon	13,867,265	268,166	0
Senator Wyche Fowler, Jr., J.D.	13,875,529	259,902	0
Gary S. Fragin	13,865,643	269,788	0
Timothy McInerney	13,746,897	388,534	0
Michael Weiser, M.D., Ph.D.	13,703,437	431,994	0

Proposal 2:

Increase to Stock Option Plan: The stockholders approved an amendment to the Company’s 2005 Stock option Plan to increase the number of shares of common stock reserved for issuance thereunder from 4,002,436 shares to 6,002,436 shares. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
7,939,557	310,167	79,881

Proposal 3:

Ratification of Independent Auditors: The stockholders ratified the selection of Vitale, Caturano & Company, P.C. (now Caturano and Company, P.C.) as the independent registered public accounting firm of the Company for fiscal 2009. The voting results were as follows:

Affirmative Votes	Votes Against	Abstentions
13,872,796	62,731	199,905

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
Dated: August 14, 2009

/s/ Richard E. Bagley
Richard E. Bagley President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 14, 2009

EXHIBIT INDEX

4.1	Amendment No. 3 to the ZIOPHARM Oncology, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-8 filed July 9, 2009).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*             Filed herewith