Form 10-Q
period 2009-09-30
ZIOPHARM ONCOLOGY INC
filed 2009-11-10
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 9, 2009, was 25,571,301 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the period from September 9, 2003 (date of inception) through September 30, 2009 (unaudited)	4

	Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 9, 2003 (date of inception) through September 30, 2009 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period from September 9, 2003 (date of inception) through September 30, 2009 (unaudited)	9

	Notes to Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		44

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,080	$11,379
Prepaid expenses and other current assets	370	327
Total current assets	7,450	11,706

Property and equipment, net	324	489

Deposits	87	87
Other non current assets	242	291
Total assets	$8,103	$12,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,559	$2,639
Accrued expenses	1,909	3,137
Deferred rent - current portion	46	-
Total current liabilities	3,514	5,776

Deferred rent	74	58
Warrant liabilities	592	-
Total liabilities	4,180	5,834

Commitments and contingencies (note 4)

Stockholders' equity:
Common stock, $0.001 par value; 280,000,000 shares authorized; 25,571,301 and 21,860,464 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	26	22

Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and
outstanding	-	-
Additional paid-in capital - common stock	72,932	71,274
Additional paid in capital - warrants issued	23,073	20,504
Deficit accumulated during the development stage	(92,108)	(85,061)
Total stockholders' equity	3,923	6,739
Total liabilities and stockholders' equity	$8,103	$12,573

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

					Period from
					September 9, 2003
					(date of inception)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		through
	2009	2008	2009	2008	September 30, 2009

Research contract revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development, including
costs of research contracts	1,231	3,879	3,340	14,219	57,690
General and administrative	1,339	1,740	4,754	6,835	39,362
Total operating expenses	2,570	5,619	8,094	21,054	97,052

Loss from operations	(2,570)	(5,619)	(8,094)	(21,054)	(97,052)

Other income (expense), net	(1)	75	1	386	3,898
Change in fair value of warrants	(304)	-	(520)	-	1,046
Net loss	$(2,875)	$(5,544)	$(8,613)	$(20,668)	$(92,108)

Basic and diluted net loss per share	$(0.13)	$(0.26)	$(0.40)	$(0.97)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	21,759,309	21,228,964	21,458,150	21,228,964

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period September 9, 2003 (Date of Inception) to September 30, 2009
(unaudited)

(in thousands, except share and per share data)

	Convertible Prefrred
	Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to
			Purchase Series A					Deficit
	Series A		Convertible					Accumulated	Total
	Convertible		Preferred			Additional		During the	Stockholders'
	Preferred Stock		Stock	Common Stock		Paid-in		Development	Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Stage	(Deficit)
Stockholders' contribution,
September 9, 2003	-	$-	$-	250,487	$-	$500	$-	$-	$500
Net loss	-	-	-	-	-	-	-	(160)	(160)
Balance at December 31, 2003	-	-	-	250,487	-	500	-	(160)	340

Issuance of common stock	-	-	-	2,254,389	2	4,498	-	-	4,500
Issuance of common stock for services	-	-	-	256,749	1	438	-	-	439
Fair value of options/warrants issued for nonemployee Services	-	-	-	-	-	13	251	-	264
Net loss	-	-	-	-	-	-	-	(5,687)	(5,687)
Balance at December 31, 2004	-	-	-	2,761,625	$3	$5,449	$251	$(5,847)	$(144)

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (Date of Inception) to September 30, 2009
(unaudited)

(in thousands, except share and per share data)

	Convertible Prefrred
	Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to
			Purchase Series A					Deficit
	Series A		Convertible					Accumulated	Total
	Convertible		Preferred			Additional		During the	Stockholders'
	Preferred Stock		Stock	Common Stock		Paid-in		Development	Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Stage	(Deficit)
Issuance of Series A convertible preferred stock (net of expenses of $1,340 and warrant cost of $1,683)	4,197,946	15,077	-	-	-	-	-	-	15,077
Fair value of warrants to purchase Series A convertible preferred stock	-	-	1,683	-	-	-	-	-	1,683
Issuance of common stock to EasyWeb Stockholders	-	-	-	189,922	-	-	-	-	-
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,077)	(1,683)	4,197,823	4	15,073	1,683	-	-
Issuance of common stock for options	-	-	-	98,622	-	4		-	4
Fair value of options/warrants issued for nonemployee services	-	-	-	-	-	54	45	-	99
Net loss	-	-	-	-	-	-	-	(9,517)	(9,517)
Balance at December 31, 2005	-	-	-	7,247,992	7	20,580	1,979	(15,364)	7,202

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (Date of Inception) to September 30, 2009
(unaudited)

(in thousands, except share and per share data)

	Convertible Prefrred
	Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to
			Purchase Series A					Deficit
	Series A		Convertible					Accumulated	Total
	Convertible		Preferred			Additional		During the	Stockholders'
	Preferred Stock		Stock	Common Stock		Paid-in		Development	Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Stage	(Deficit)
Issuance of common stock in private placement, net of expenses $2,719	-	-	-	7,991,256	8	21,180	-	-	21,188
Issuance of warrants	-	-	-	-	-	-	13,092	-	13,092
Issuance of common stock for services rendered	-	-	-	25,000	-	106	-	-	106
Stock based compensation for employees	-	-	-	-	-	2,777	-	-	2,777
Issuance of common stock due to exercise of stock options	-	-	-	5,845	-	25	-	-	25
Issuance of common stock due to exercise of stock warrants	-	-	-	2,806	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(17,857)	(17,857)

Balance at December 31, 2006	-	-	-	15,272,899	15	44,668	15,071	(33,221)	26,533
Issuance of common stock in private placement, net of expenses $1,909	-	-	-	5,910,049	6	23,532	-	-	23,538
Issuance of warrants	-	-	-	-	-	-	5,433	-	5,433
Stock-based compensation									-
for employees	-	-	-	-	-	1,318	-	-	1,318
Stock-based compensation for non-employee	-	-	-	-	-	120	-	-	120
Issuance of common stock for stock options	-	-	-	46,016	-	36	-	-	36
Issuance of restricted stock	-	-	-	70,000	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(26,608)	(26,608)

Balance at December 31, 2007	-	-	-	21,298,964	21	69,674	20,504	(59,829)	30,370

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (Date of Inception) to September 30, 2009
(unaudited)

(in thousands, except share and per share data)

	Convertible Prefrred
	Stock and Warrants			Stockholder's Equity (Deficit)
			Warrants to
			Purchase Series A					Deficit
	Series A		Convertible					Accumulated	Total
	Convertible		Preferred			Additional		During the	Stockholders'
	Preferred Stock		Stock	Common Stock		Paid-in		Development	Equity/
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Stage	(Deficit)
Stock-based compensation	-	-	-	-	-	1,600	-	-	1,600
Issuance of restricted stock	-	-	-	586,500	1	(1)	-	-	-
Cancellation of restricted stock	-	-	-	(25,000)	-	-	-	-	-
Other	-	-	-	-	-	1	-	(1)	-
Net loss	-	-	-	-	-	-	-	(25,231)	(25,231)
Balance at December 31, 2008	-	-	-	21,860,464	22	71,274	20,504	(85,061)	6,739

Cummulative effect of a change in accounting principle - January 1, 2009 reclassification of warrants to warrant liabilities	-	-	-	-	-	-	(1,638)	1,566	(72)
Stock-based compensation	-	-	-	-	-	1,264	-	-	1,264
Forfeiture of unvested restricted stock	-	-	-	(69,500)	-	-	-	-	-
Issuance of common stock in private placement, net of expenses $455	-	-	-	2,772,337	3	395	4,207	-	4,605
Issuance of restricted stock	-	-	-	1,008,000	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	-	(8,613)	(8,613)
Balance at September 30, 2009	-	$-	$-	25,571,301	$26	$72,932	$23,073	$(92,108)	$3,923

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

			Period from
			September 9, 2003
			(date of inception)
	For the Nine Months Ended September 30,		through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(8,613)	$(20,668)	$(92,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	279	1,382
Stock-based compensation	1,264	1,352	7,987
Change in fair value of warrants	520	-	(1,046)
Loss on disposal of fixed assets	-	-	9
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(43)	(78)	(370)
Other noncurrent assets	49	(4)	(242)
Deposits	-	-	(87)
Increase (decrease) in:
Accounts payable	(1,080)	(682)	1,559
Accrued expenses	(1,228)	76	1,909
Deferred rent	(22)	10	36
Net cash used in operating activities	(8,901)	(19,715)	(80,971)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(123)	(1,632)
Proceeds from sale of property and equipment	-	1	1
Net cash used in investing activities	(3)	(122)	(1,631)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	-	-	66
Proceeds from issuance of common stock and warrants, net	4,605	-	72,356
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	4,605	-	89,682
Net increase (decrease) in cash and cash equivalents	(4,299)	(19,837)	7,080
Cash and cash equivalents, beginning of period	11,379	35,029	-
Cash and cash equivalents, end of period	$7,080	$15,192	$7,080

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplementary disclosure of noncash investing and
financing activities:
Warrants issued to placement agents and investors, in connection with private placement	$4,207	$-	$24,415
Preferred stock conversion to common stock	$-	$-	$16,760
Warrants converted to common shares	$-	$-	$18

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at September 30, 2009. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no revenues.  The Company anticipates that losses will continue for the foreseeable future. At September 30, 2009, the Company’s accumulated deficit was approximately $92.1 million.  The Company currently believes that it has sufficient capital to fund development and commercialization activities, principally for palifosfamide, into the second quarter of 2010.  The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.  Cash requirements may vary materially from those now planned because of changes in the focus and direction of its research and development programs, competitive and technical advances, patent developments or other developments.  Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.  There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.  The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies.  If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of its products, the Company will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for its product candidates from the FDA or other regulatory authorities.  In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities, pursue merger or divestiture strategies, cease operations or declare bankruptcy.  There can be no assurances that forecasted results will be achieved or that additional financing will be obtained.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies

Except for the policies listed below, our significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (or “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Warrants

On January 1, 2009, the Company adopted a newly issued accounting standard which provides guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology the Company concluded that certain warrants issued by the Company in May 2005 have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore were re-classified from the equity section to the liability section of the Balance Sheet as of January 1, 2009. The warrant is subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense). Fair value is measured using the Black-Scholes valuation model. Adoption of this new standard decreased equity warrants classified in stockholders’ equity by $1,638 thousand, decreased deficit accumulated during the development stage by $1,566 thousand and increased warrant liabilities by $72 thousand.  See Note 5, “Warrants” for additional disclosure.

Fair Value Measurements

Effective January 1, 2008, the Company adopted a newly issued accounting standard for fair value measurements.  In February 2008, an amendment provided a one year deferral of the standard’s effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis, at least annually.  The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of these accounting standards did not have a material impact on the Company’s results of operations, financial condition or cash flow.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$592	$-	$592	$-

The warrants were valued using a Black-Scholes valuation model.  See note 5 for additional disclosure on the valuation methodology and significant assumptions.

Subsequent Events

During the second quarter of 2009, the Company adopted a new accounting standard which established general standards of accounting and disclosure of events which occur after the balance sheet date.  The Company evaluated all events or transactions that occurred after September 30, 2009 through November 10, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

Other Recently Adopted Accounting Standards

In December 2007, the FASB issued a new accounting standard which expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. The accounting standard also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, it requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, changes in accounting for deferred tax asset valuation allowances be expensed after the measurement period, and acquired income tax uncertainties be expensed after the measurement period.  The adoption of the accounting standard by the Company on January 1, 2009 did not have an impact but may change accounting for business combinations on a prospective basis.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies – (continued)

In April 2009, the Company implemented a newly issued accounting standard which provides guidelines for making fair value measurements more consistent including additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  Adoption of this new standard during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Company implemented newly issued accounting standards which provided guidance for the recognition, measurement and presentation of other-than-temporary impairments. These newly issued standards amended the other-than-temporary impairment model for debt securities and require additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.  Adoption of these new standards during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Company implemented newly issued accounting standards which provided guidance on interim disclosures about the fair value of financial instruments.  These newly issued standards amend prior guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  Adoption of these new standards during the second quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2009, the Company implemented a newly issued accounting standard which codified prior pronouncements and is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States for interim and annual periods.  Adoption of this new standard during the third quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows however, it changes the way in which U.S. GAAP is referenced.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive.  Such potential common shares at September 30, 2009 and 2008 consist of the following:

	September 30,
	2009	2008

Stock options	3,151,249	2,751,670
Unvested restricted stock	1,491,667	145,000
Warrants	7,950,613	5,039,659

	12,593,529	7,936,329

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Commitments and Contingencies – (continued)

As partial consideration for the license rights obtained, the Company made an upfront payment of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock.  The Company recorded expense for the $125 thousand upfront payment and recognized research and development expense of $426 thousand in connection with the issuance of the 250,487 shares of common stock in the year ended December 31, 2004.  In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones.  Upon the filing of an Investigation New Drug Application (“IND”) for darinaparsin in 2005, 12,555 shares vested and the Company recognized compensation expense of $54 thousand.  Upon the completion of dosing of the last patient for both Phase I clinical trials in 2007, 25,111 shares vested and the Company recognized expense of $120 thousand.  The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial (i.e., a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”) for darinaparsin).  In accordance with accounting standards, the options were valued at the date on which the milestones were achieved.  In addition, the Licensors are entitled to receive certain milestone payments, including $100,000 that was paid upon the commencement of Phase I clinical trial for which the Company recognized the expense in the year ended December 31, 2005 and $250 thousand upon the dosing of the first patient in the Registrant-sponsored Phase II clinical trial for darinaparsin which was recognized in the year ended December 31, 2006.  The Company may be required to make additional payments upon achievement of certain other milestones, in varying amounts which on a cumulative basis could total up to $4.5 million.  In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product should such a product be approved for commercial sale and sales of a licensed product be effected in the United States, Canada, the European Union or Japan.  The Licensors also will be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.  For the years ended December 31, 2007 and 2006, the Company expensed $100 thousand for payments made to the Licensors to conduct scientific research.  The Company has the exclusive right to all intellectual property rights resulting from such research pursuant to the terms of the license agreement.  These sponsored research agreements and any related extensions expired in February 2008 with no payments being made in the nine months ended September 30, 2008 or 2009.

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

In consideration for the license rights, DEKK-Tec is entitled to receive milestone payments upon the occurrence of certain achievements of certain milestones, in varying amounts which on a cumulative basis may total $3.9 million.  Of the aggregate milestone payments, most of the total amount will be creditable against future royalty payments, as referenced below.  During the year ended December 31, 2006, the Company recorded a charge of $100 thousand for achieving Phase II milestones.  Additionally in 2004, the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share.  The options were  valued at the date which the milestones were achieved.  Upon the execution of the license agreement, 6,904 shares vested and were exercised in the fiscal year ended December 31, 2005 and resulted in a recorded charge of $12 thousand to research and development expense.  The remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide.  None of the remaining options have vested as of September 30, 2009.  DEKK-Tec is entitled to receive royalty payments on the sales of palifosfamide should it be approved for commercial sale.  There were no payments during the nine months ended September 30, 2008 or 2009.

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which, the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs.  The Option Agreement was exercised on February 13, 2007 and annual payments of $25 thousand were made in the years ended December 31, 2008 and 2007 for maintenance of the Option Agreement.  There were no payments during the nine months ended September 30, 2009.

License Agreement with Baxter Healthcare Corporation (“Baxter”)

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement (for indibulin) and License Agreement (to Baxter's proprietary nanosuspension technology) with affiliates of Baxter. Indibulin is a novel anti-cancer agent that binds to tubulin, one of the essential proteins for chromosomal segregation, and targets mitosis like the taxanes and vinca alkaloids. It is being developed as an oral form.   Among the more well known antimitotic drugs are the taxanes (paclitaxel, docetaxel) and the vinca alkaloids (vincristine, vinblastine).  The terms of the agreement include an upfront cash payment of approximately $1.1 million, which was expensed as purchased research and development in the year ended December 31, 2006.  In addition, $15 thousand was paid for annual patent and license maintenance fee and $100 thousand was paid for existing inventory during 2006.  During the year ended December 31, 2007, the Company recorded an expense of $625 thousand related to the achievement of a milestone for the successful U.S. IND application for indibulin and also paid an additional $15 thousand for the annual patent and license maintenance fee. In 2008, the Company paid $15 thousand for the annual patent and license maintenance fee.  In addition to the upfront costs, there will be additional milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales.  The purchase price includes the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories.  There were no payments during the nine months ended September 30, 2009.

Subsequent to September 30, 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.  Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.  If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to a 1% award of royalties received from a sublicense.  Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009.  Although the Company and Harmon Hill have not entered into a formal written renewal or extension, the parties continued to operate under the terms of the agreement at September 30, 2009.  The Company expensed $120 thousand and $180 thousand during the nine months ended September 30, 2008 and 2009, respectively, for consulting services per aforementioned agreement.  No milestones have been reached or accrued during the year ended December 31, 2008 or the nine months ended September 30, 2009.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Warrants

On January 1, 2009, the Company adopted a newly issued accounting standard which provides guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology the Company concluded that certain warrants issued by the Company in May 2005 have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore were re-classified from the equity section to the liability section of the Balance Sheets as of January 1, 2009. The warrant is subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense). Fair value is measured using the Black-Scholes valuation model.

In May 2005, the Company issued 419,786 warrants to placement agents for services performed, 11,083 of which were subsequently exercised.  The remaining 408,703 warrants were originally valued at $1,638 thousand.  Subject to certain exceptions, these warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the warrants then in effect, which was initially $4.75 per share.  This provision was triggered in 2006 when stock was sold at $4.63 per share in a Private Investment in Public Equity (“PIPE”) financing.  Accordingly, the warrants were re-priced at $4.69.  The provision was triggered again with the September 2009 PIPE financing when stock was sold at $1.70 per share and the warrants were subsequently re-priced at $4.25.  Accounting standards require that the warrants be valued at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations.  Using a Black-Scholes model, the warrants were valued at $72 thousand on January 1, 2009, when a new accounting standard was adopted.  The reclassification attributed to the new standard had the following cumulative effect on the Balance Sheets:

(in thousands)	Liabilities	Stockholders' Equity
	Warrants	Warrants	Deficit Accumulated During the Development Stage

As reported on December 31, 2008	$-	$20,504	$(85,061)
Re-classification	72	(1,638)	1,566

Balance on January 1, 2009	$72	$18,866	$(83,495)

On September 30, 2009, the warrants were valued at $592 thousand using a Black-Scholes valuation model.  The change in the fair value of the warrant liability of $304 thousand and $520 thousand for the three and nine months ended September 30, 2009, respectively, was charged to other income (loss) in the Statements of Operations.  The following assumptions were used at January 1, 2009 and September 30, 2009:

	January 1, 2009	September 30, 2009

Risk-free interest rate	1.55%	1.45%
Expected life in years	3.42	2.67
Expected volatility	102%	105%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Common Stock

On September 9, 2009, the Company entered into a securities purchase agreement ("Offering") with certain investors pursuant to which it sold a total of 2,772,337 units (the "Units"), each Unit consisting of (i) one share of common stock (collectively, the "Shares") and (ii) one warrant (collectively, the "Warrants") to purchase one share of common stock at an exercise price of $2.04 per share, for a purchase price of $1.825 per Unit.  The closing of the transaction occurred on September 15, 2009. In connection with the Offering, the Company raised approximately $5.1 million in gross proceeds. After paying $455 thousand in placement agent fees and offering expenses, the net proceeds were $4.6 million.

In connection with the Offering, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which are exercisable immediately. The warrants have an exercise price of $2.04 per share and have a five year term. The fair value of the warrants was estimated at $4,207 thousand using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of five years and no dividends.  The fair value of the warrants was recorded in the equity section of the balance sheet.

The Company assessed whether the warrants require accounting as derivatives.  The Company determined that the warrants were both (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with accounting standards codification Topic 815, Derivatives and Hedging.  As such, the Company has concluded the warrants met the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

In connection with the Offering, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with each of the investors. The Registration Rights Agreement provides that the Company file a "resale" registration statement (the "Registration Statement") covering all of the Shares and the shares issuable upon exercise of the Warrants, up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission regulations, within 30 days of the closing of the Offering. The Company filed the Registration Statement with the SEC on September 28, 2009 (File No. 333-162160). Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the "resale" registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 1% of the purchase price per month, capped at a maximum of 10% of the purchase price (or $506 thousand), will be triggered for any filing or effectiveness failures or if, at any time after six months following the closing of the Offering, the Company ceases to be current in periodic reports with the SEC.

In December 2006, the FASB issued an accounting standard, which addresses an issuer's accounting for registration payment arrangements. The accounting standard specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB guidance in Accounting for Contingencies. The accounting standard further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the accounting standard to the registration rights associated with the Registration Rights Agreement. As result, the Company believes that the contingent obligation to make future payments is not probable and as such has recorded no liability associated with these registration rights.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Research and development, including costs of research contracts	$140	$115	$295	$501
General and administrative	375	266	969	851
Share based employee compensation expense before tax	515	381	1,264	1,352
Income tax benefit	-	-	-	-
Net share based employee compensation expense	$515	$381	$1,264	$1,352

Stock options granted during the nine months ended September 30, 2009 had a weighted-average grant date fair value of $0.53.  There were no stock options granted during the three month period ending September 30, 2009.   Stock options granted during the three and nine months ended September 30, 2008 had weighted-average grant date fair values of $1.01 and $1.93, respectively.

For the nine months ended September 30, 2009 and 2008, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2009	2008

Risk-free interest rate	1.31 - 1.44%	2.48 - 3.49%
Expected life in years	5	5
Expected volatility	102 - 103%	94 - 96%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation – (continued)

Transactions under the Company’s stock option plan for the nine months ended September 30, 2009 are as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	2,738,089	$3.43
Granted	815,000	$0.70
Exercised	-	$-
Cancelled	(401,840)	$3.25

Outstanding, September 30, 2009	3,151,249	$2.74	7.47	$2,768

Options exercisable, September 30, 2009	2,141,999		6.83	$1,711

Options available for future grant	1,246,068

A summary of the status of non-vested restricted stock for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2008	586,500	$1.15
Granted	1,008,000	$2.06
Vested	(33,333)	$3.25
Cancelled	(69,500)	$0.83

Non-vested, September 30, 2009	1,491,667	$1.77

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that can address unmet medical needs through enhanced efficacy and/or safety and quality of life. Our principal focus is on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and can be administered by intravenous (“IV”) and/or oral capsule forms.  We believe this strategy will result in lower risk and expedited drug development programs with product candidates having a low cost of manufacturing to address changing reimbursement requirements around the world.  While we may commercialize our products on our own in North America, we recognize that favorable clinical trial results can be better addressed by partnering with companies with the requisite financial resources.  The Company could also negotiate the right to complete development and marketing in certain geographies especially for certain limited (niche) indications. Although we are currently in Phase I and/or II studies for three product candidates identified as darinaparsin (ZinaparTM, ZIO-101), palifosfamide (ZymafosTM, ZIO-201), and indibulin (ZybulinTM, ZIO-301), the Company’s current focus has been on palifosfamide and more specifically on completing initial enrollment of the ongoing randomized Phase II trial with palifosfamide to support a registration trial for palifosfamide in combination with doxorubicin in the front- and second-line setting of soft tissue sarcoma.  We anticipate the initiation of such a trial as early as the first half of 2010.

•
ZIO-101, or darinaparsin (ZinaparTM), is an anti-mitochondrial (organic arsenic) compound covered by issued patents and pending patent applications in the U.S. and in foreign countries.  A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ®]; “ATO”) has been approved in the United States, the European Union and Japan for the treatment of acute promyelocytic leukemia (“APL”), a precancerous condition. In the United States, ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers.  Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent.  ATO carries a “black box” warning for ECG abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block.  QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal.  Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans.  The toxicity of arsenic is generally correlated to its accumulation in organs and tissues.  Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than inorganic arsenic, particularly with regard to cardiac toxicity.  In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel demonstrated activity against a series of tumor cell lines including lung, colon, brain, melanoma, ovarian, and kidney cancer.  Moderate activity was shown against breast and prostate cancer tumor cell lines.  In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma.  Results indicate significant activity against the HuT 78 cutaneous T-cell lymphoma, the NK-G2MI natural killer-cell NHL, KARPAS-299 T-cell NHL, SU-DHL-8 B-cell NHL, SU-DHL-10 B-cell NHL and SU-DHL-16 B-cell NHL cell lines. Preclinical studies have also established anti-angiogenic properties of darinaparsin and provided support for the development of an oral capsule form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

Phase I testing of the intravenous (IV) form of darinaparsin in solid tumors and hematological cancers has been completed.  The Company reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results.  The Company subsequently completed Phase II studies in advanced myeloma and primary liver cancer and is nearing completion of a Phase II study in certain other hematological cancers.  In addition, the Company is completing two Phase I studies with an oral capsule form of darinaparsin.  At the May 2009 annual meeting of the American Society of Clinical Oncology (“ASCO”), the Company reported favorable results from the trial with IV-administered darinaparsin in lymphoma, particularly peripheral T-cell lymphoma (“PTCL”).  In the ongoing Phase I trials, also reported at the ASCO annual meeting, preliminary data primarily in solid tumors indicate the oral form is active and well tolerated.  The Company is presently initiating data collection for completing the IV Phase II trial with intention of meeting with the U.S. Food and Drug Administration (“FDA”) to progress the IV program into a potentially pivotal trial in PTCL as early as the first half of 2010.  The Company intends to fund that program using additional sources of financing that may include funds that could be received from potential partnering arrangements.  We expect that the oral Phase I program will continue its ongoing clinical trials to completion with establishment of a maximum tolerated dose (“MTD”).

•
ZIO-201, or palifosfamide (ZymafosTM), is the active metabolite of ifosfamide, a compound chemically related to cyclophosphamide.  Patent applications covering proprietary forms of palifosfamide for pharmaceutical composition and method of use have been filed in the U.S. and internationally.  Like cyclophosphamide, ifosfamide and bendamustine, palifosfamide is a DNA alkylating agent, a form of cancer therapy to treat a wide range of solid tumors and hematological malignancies.  The Company believes that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma.  Bendamustine has been recently approved and successfully launched by Cephalon in the U.S. and Europe to treat certain hematological malignancies.  Ifosfamide has been shown to be effective at high doses in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents.  Ifosfamide is approved by the FDA as a treatment for testicular cancer while ifosfamide-based treatment is a standard of care for sarcoma, although it is not licensed for this indication by the FDA.  Preclinical studies have shown that palifosfamide has activity against leukemia and solid tumors.  These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde.  Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive.  Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure.  Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines.  Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Following Phase I study, Phase II testing of the intravenous form of palifosfamide as a single agent to treat advanced sarcoma has been completed.  In both Phase I and Phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed.  The Company reported clinical activity of palifosfamide when used alone in the Phase II study addressing advanced sarcoma.  Following review of the preclinical combination studies, clinical data, and discussion with sarcoma experts, the Company initiated a Phase I dose escalation study of palifosfamide in combination with doxorubicin in patients with metastatic or unresectable soft tissue sarcoma.  The Company reported favorable results and safety profile from this study at this year’s ASCO annual meeting.  In light of reported favorable Phase II clinical activity data and with the combination of palifosfamide with doxorubicin well tolerated in the Phase I trial and evidencing activity, the Company initiated a Phase II randomized controlled trial in the second half of last year to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front and second-line metastatic or unresectable soft tissue sarcoma.  Subsequent to quarter end, the study has generated positive top line interim data.  As a result of reaching a pre-specified efficacy milestone and following safety and efficacy data review by the Data Committee, sarcoma experts, and the Company’s Medical Advisory Board, the decision was reached to formally stop enrollment in the trial on October 13, 2009.  Subsequently, further positive interim data from the trial was presented at the 15th Annual Connective Tissue Oncology Society (“CTOS”) meeting held on November 6, 2009.  The Company plans to initiate a registration trial following regulatory review of the palifosfamide program to date.  The Company is also developing an oral capsule form of palifosfamide to be studied clinically following further data from the IV trials and subject to partnering or the availability of other sources of funding.  The Company is also considering additional Phase II trials in other solid tumors as funding becomes available.  Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of soft tissue sarcomas.

•
ZIO-301, or indibulin (ZybulinTM), is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that was acquired from Baxter Healthcare and is the subject of numerous patents worldwide, including the United States, the European Union and Japan.  The microtubule component, tubulin, is one of the more well established drug targets in cancer.  Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division.  A number of marketed IV anticancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol® ), docetaxel (Taxotere® ) , the Vinca alkaloid family members, vincristine and vinorelbine, and the new class of epothilones with IxempraTM marketed.  This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

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

Indibulin, as a single agent, has completed a Phase I trial in Europe and additional Phase I trials are nearing completion in the U.S. in patients with advanced solid tumors and the Company has reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy.  Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I combination studies were initiated with Tarceva® in one and Xeloda® in another and are reaching completion.  Favorable activity and safety profile of oral indibulin with oral Xeloda® were reported at ASCO’s annual meeting in May 2009.  Preclinical work with consultant Dr. Larry Norton to explore dose scheduling for the clinical setting have been completed and were also reported at the ASCO meeting, supporting the Company’s plan to initiate the Phase I portion of a Phase I/II breast cancer trial using a dose schedule established preclinically.

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

Development Plan

Without additional resources from partnering or other sources, our development plan for the next twelve months remains focused on completing the randomized Phase II trial for IV palifosfamide, data collection for the darinaparsin Phase II trial in hematological malignancies, and preparing for a potential end-of-Phase II meeting with the FDA for a potential pivotal trial for IV palifosfamide and darinaparsin, and on designing and conducting the Phase I portion of an oral indibulin Phase I/II trial in breast cancer.  We expect our principal expenditures to be predominately for palifosfamide clinical trial expense, employment expense (we currently have 14 full time employees) and other expenses associated with clinical trials already completed but not fully expensed.

We continue to use senior advisors, consultants, clinical research organizations, and other third parties to perform certain aspects of product development, manufacturing, clinical, and preclinical development, and regulatory, safety and quality assurance functions.

With the planned development of palifosfamide and with the intention of partnering or otherwise raising additional resources to support development activities for darinaparsin and indibulin, we expect to incur the following expenses during the next twelve months: Approximately $1.4 million on preclinical and regulatory expenses; approximately $4.3 million on clinical expenses; approximately $1.5 million on manufacturing expenses; approximately $0.8 million on facilities, rent, and other facilities-related expenses; and approximately $3.0 million on general corporate and administrative expenses.  With our current cash position, previous adjustments in staffing and ongoing aggressive cash management strategy, we believe that we currently have sufficient capital that will support our current operations into the second quarter of 2010.  Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of this report.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.

Product Candidate Development and Clinical Trials

Intravenous darinaparsin, an organic arsenic, has been tested in patients with advanced myeloma, other hematological malignancies, and liver cancer.  Two separate Phase II trials have been completed while one is still ongoing.  Recently reported at the May 2009 ASCO meeting, positive results in patients with lymphoma, particularly PTCL, have led to the planning of a pivotal trial in PTCL as early as the first half of 2010, subject to the availability of sufficient financial resources.  The Phase I trials with an oral form of darinaparsin are ongoing in solid tumors and have been expanded to include non-Hodgkin’s lymphoma patients.  The Company is actively seeking partners and other sources of funding for continuing the development program of the IV form in a pivotal trial for PTCL for continuing additional studies for both IV and oral administration.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as resources allow..

Intravenous palifosfamide, the proprietary stabilized form of isophosphoramide mustard, is being developed presently to treat soft tissue sarcoma.  A Phase II trial in advanced sarcoma has been completed with favorable activity and with the expected safety profile.  Favorable activity and safety data from a Phase I trial of IV palifosfamide in combination with doxorubicin were reported at the ASCO meeting in May.  The Company has initiated a randomized Phase II trial designed to compare palifosfamide in combination with doxorubicin to doxorubicin alone in the front or second-line treatment of metastatic or unresectable soft tissue sarcoma and recently announced favorable interim efficacy data, thereby ending further enrollment, and presented the results at the CTOS Annual meeting on November 6, 2009.  The Company expects to review its data with the FDA with plans to initiate a registration trial as early as the first half of 2010.  An oral formulation has also been developed preclinically and, following further IV study results, additional funding or partnering, a Phase I trial is expected to initiate.  Other trials are under consideration pending further funding.  Orphan Drug Designation has been obtained for both the United States and the European Union for the treatment of soft tissue sarcomas.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as resources allow.

Indibulin, a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization, is administered as an oral capsule formulation.  Indibulin has completed Phase I trials with favorable results of activity and safety profile reported for all trials.  Phase I trials of indibulin in combination with Tarceva® and also with Xeloda ® have been initiated.  At the ASCO annual meeting in May, the Company presented favorable preliminary activity and safety data of oral indibulin with oral  Xeloda®.  Preclinical studies under the direction of Dr. Larry Norton to support clinical study of “dose dense” dosing are completed and were also reported at ASCO.  The Company intends to initiate the Phase I portion of a Phase I/II study in breast cancer with a schedule identified preclinically to determine maximum tolerated dose in the Phase I portion prior to formal Phase II testing.  If sufficient funding is not available, the Company intends to place the project on hold.

Financial Overview

Overview of Results of Operations

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

Revenue.  We had no revenues for the three and nine months ended September 30, 2009 and 2008.

Research and development expenses.  Research and development expenses during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
($ in thousands)

Research and development	$1,231	$3,879	$(2,648)	-68%	$3,340	$14,219	$(10,879)	-77%

Research and development expenses decreased by $2.6 million from the three months ended September 30, 2008 to the three months ended September 30, 2009.  The decrease was primarily due to reduced manufacturing costs of $822 thousand, reduced clinical project costs of $932 thousand, reduced salaries of $246 thousand, reduced consulting costs of $382 thousand and other reductions totaling $266 thousand.  These reductions and savings resulted from the cost cutting initiatives we put in place in order to extend our operations.

Research and development expenses decreased by $10.9 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  The decrease was primarily due to reduced manufacturing costs of $5.3 million, reduced clinical project costs of $2.6 million, reduced salaries of $1.2 million, reduced consulting costs of $703 thousand, reduced employee costs of $486 thousand and other reductions of $529 thousand.  These reductions and savings resulted from the cost cutting initiatives we put in place in order to extend our operations.

We expect our research and development expenses to increase as studies related to indibulin and darinaparsin are resumed.

General and administrative expenses.  General and administrative expenses during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
($ in thousands)

General and administrative	$1,339	$1,740	$(401)	-23%	$4,754	$6,835	$(2,081)	-30%

Similar to the decrease in research and development expenses, the decrease in general and administrative expenses of $401 thousand from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to decreased headcount which lead to a decrease in our salary and benefit expenses of $276 thousand.  The decrease is also attributable to reductions in legal and patent costs of $85 thousand, and other cost reductions totaling $40 thousand.

The decrease in general and administrative expenses of $2.1 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to decreased headcount which lead to a decrease in our salary and benefit expenses of $1.2 million.  The decrease is also attributable to reductions in legal and patent costs of $389 thousand, consulting of $254 thousand and other cost reductions totaling $214 thousand.

We expect our selling, general and administrative expenses to level off over the remainder of the year.

Other income (expense).  Other income (expense) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
($ in thousands)

Other income (expense), net	$(1)	$75	$(76)	-101%	$1	$386	$(385)	-100%
Change in fair value of warrants	(304)	-	$(304)	-100%	(520)	-	$(520)	-100%

Total	$(305)	$75	$(380)		$(519)	$386	$(905)

The decrease in other income (expense) from the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2009 was due primarily to lower cash balances during the three and nine months ended September 30, 2009.  Additionally, there were no warrants being marked to market during 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $7.1 million in cash and cash equivalents, down from $11.4 million in cash and cash equivalents as of December 31, 2008.  Given the rate that we have historically used cash, the limited amount of cash for use in operations and the recent instability in the capital markets, we have taken measures to reduce our near term expenses while we seek additional financing and partnering arrangements for the development of certain drug candidates.  We have reduced staffing and other personnel and project related expenses and may have to continue to do so.  If additional resources remain unavailable, we intend to place the development of darinaparsin and indibulin on hold following the completion of ongoing trials for which associated expenses are included in our current forecast.  Based on our current costs, we believe that we currently have sufficient capital to fund the development programs into the second quarter of 2010 (see Development Plan).  Because our business does not generate any cash flow, however, we will need to raise additional capital to continue development of our product candidates beyond that time.  There can be no assurance that any such financing can be realized by us, or if realized, what the terms thereof may be, or that any amount that we are able to raise will be adequate to support our working capital requirements until we achieve profitable operations.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.  If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for our product candidates from the FDA or other regulatory authorities.  In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or pursue merger or divestiture strategies.  Further, our assumptions relating to the expected costs of development and commercialization and timeframe for completion are dependent on numerous factors other than available financing, including significant unforeseen delays in the clinical trial and regulatory approval process, which could be extremely costly.  In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.  There can be no assurances that forecasted results will be achieved or that additional financing will be obtained.

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
($ in thousands)
Net cash provided by (used in):
Operating activities	$(8,901)	$(19,715)
Investing activities	(3)	(122)
Financing activities	4,605	-

Net decrease in cash and cash equivalents	$(4,299)	$(19,837)

Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2009 compared to $19.7 million for the nine months ended September 30, 2008.  The $10.8 million decrease was primarily due to a reduction in spending resulting in a $12.1 million decrease in the net loss partially offset by changes to accounts payable, accruals and other assets and liabilities.

Net cash used in investing activities was $3 thousand for the nine months ended September 30, 2009 compared to net cash used in investing activities of $122 thousand for the nine months ended September 30, 2008.  The decrease was primarily due to a reduction in spending for purchases of property and equipment.

Net cash provided by financing activities was $4.6 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $0 for the nine months ended September 30, 2008.  The increase of $4.6 million is attributable to the PIPE financing completed on September 15, 2009.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At September 30, 2009, the Company’s accumulated deficit was approximately $92.1 million.  Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of December 31, 2008 was $5.9 million, consisting of $11.7 million in current assets and $5.8 million in current liabilities. Working capital as of September 30, 2009 was $4.0 million, consisting of $7.5 million in current assets and $3.5 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating Leases	$713	$351	$362	$-	$-

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, NY and our operations center in Boston, Massachusetts.

Off-balance sheet arrangements

During the nine months ended September 30, 2009 and 2008, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2008, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, we have added an accounting policy for valuing our warrant liability.  See footnotes 2 and 5 herein for additional disclosure.

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

 Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.   The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our most recent previously filed periodic report, which was our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009.  The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* We may not be able to raise sufficient capital to continue clinical testing of our product candidates.

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

We believe we have sufficient capital to continue in our ongoing randomized Phase II trial for palifosfamide, to collect the necessary IV darinaparsin data to meet with FDAwhile continuing the oral Phase I trials to completion, and to initiate a Phase I portion of a Phase I/II trial with indibulin.   We continue to seek additional financial resources to fund the further development of palifosfamide, darinaparsin and indibulin.  If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold.  We are currently devoting a significant portion of our resources to the development of palifosfamide.  As a result, further progress with the development of darinaparsin and indibulin, may be significantly delayed and may depend on the success of our ongoing clinical trial involving palifosfamide.

* We may not be able to commercialize any products, generate significant revenues, or attain profitability.

We have never generated revenue and have incurred significant net losses in each year since our inception.  For the nine months ended September 30, 2009, we had a net loss of $8.6 million and we had incurred approximately $92.1 million of cumulative net losses since our inception in 2003.  We expect to continue to incur significant operating expenditures.  Although we have taken near-term cost cutting measures aimed at preserving capital while we pursue sources of potential additional financing, further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of September 30, 2009, we had incurred approximately $92.1 million of cumulative net losses and had approximately $7.1 million of cash and cash equivalents.  With the proceeds received from our September 2009 private placement of common stock and warrants,  we anticipate we will have sufficient cash to fund our operations well into the second quarter of 2010.  However, changes may occur that would consume our existing capital prior to that time, including the progress of our research and development efforts and changes in governmental regulation.

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

If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for our product candidates from the FDA or other regulatory authorities.  In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or pursue merger or divestiture strategies.  In the event we are unable to continue as a going concern, we may be forced to cease operations altogether.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws.  As a result, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements.  As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.  Pursuant to Sarbanes-Oxley, our independent registered public accounting firm will be attesting to the effectiveness of our internal control over financial reporting, as of December 31, 2009, in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  While management has not currently identified any material weaknesses in our internal control over financial reporting, there can be no assurance that our systems will be deemed effective when our independent registered public accounting firm reviews the systems during 2009 and tests transactions.  In addition, any updates to our finance and accounting systems, procedures and controls, which may be required as a result of our ongoing analysis of internal controls, or results of testing by our independent auditor, may require significant time and expense.

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

Our common stock is listed on The NASDAQ Capital Market.  The listing standards of The NASDAQ Capital Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  In addition, our total stockholders’ equity at September 30, 2009 was approximately $3.9 million.  If our stockholders’ equity is less than $2.5 million, we will fail to comply with The NASDAQ Capital Market’s listing standards if shares of our common stock fail to have an aggregate market value of at least $35 million (or $1.37 per share based on our common stock outstanding at September 30, 2009) for 10 consecutive business days.  If we fail to comply with these or other listing standards applicable to us, our common stock may be delisted from The NASDAQ Capital Market.  The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock.  In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all.  Delisting from The NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds from Private Placement in Public Equity Offering

On September 9, 2009, we entered into a securities purchase agreement and related documentation with certain investors pursuant to which we agreed to sell a total of 2,772,337 units (the "Units"), each Unit consisting of (i) one share of common stock (collectively, the "Shares") and (ii) one warrant (collectively, the "Warrants") to purchase one share of common stock at an exercise price of $2.04 per share, for a purchase price of $1.825 per Unit for gross proceeds of $5.1 million.  The offering was completed on September 15, 2009.  We paid $455 thousand in placement agent fees and offering expenses and expect to use the remaining net proceeds of $4.6 million for general corporate purposes and ongoing clinical development of our three product candidates, palifosfamide (ZymafosTM or ZIO-201), darinaparsin (ZinaparTM or ZIO-101), and indibulin (ZybulinTM or ZIO-301).

In connection with the Offering, we issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which are exercisable immediately. The warrants have an exercise price of $2.04 per share and have a five year term.

The Shares and the Warrants (including the placement agent warrants) issued in the Offering (including the shares of common stock issuable upon exercise of the Warrants or Placement Agent Warrants), were not registered under the Securities Act of 1933, as amended (the “Securities Act”) at the time of sale. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the Shares and Warrants did not involve a public offering as each investor was “accredited” and no general solicitation was involved in the Offering.

The foregoing description of each of the Offering is qualified by the more detailed description set forth in the Company’s current report on Form 8-K filed with the SEC on September 15, 2009 and the agreements and other documents filed as exhibits to such report.

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
Dated: November 10, 2009

/s/ Richard E. Bagley
Richard E. Bagley President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 10, 2009

EXHIBIT INDEX

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*	Filed herewith