Form 10-Q
period 2010-03-31
ZIOPHARM ONCOLOGY INC
filed 2010-04-30
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☑     No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes:  ☐     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐ No:  ☑

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of April 23, 2010, was 41,765,445 shares.

 ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)	3

	Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from September 9, 2003 (date of inception) through March 31, 2010 (unaudited)	4

	Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from September 9, 2003 (date of inception) through March 31, 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Other Information	39

Item 5.	Exhibits	39

SIGNATURES		40

Part I - Financial Information

Item 1. Consolidated Financial Statements

 ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$45,044	$48,839
Prepaid expenses and other current assets	312	354
Total current assets	45,356	49,193

Property and equipment, net	196	255

Deposits	46	46
Other non-current assets	242	242
Total assets	$45,840	$49,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,468	$1,789
Accrued expenses	1,322	1,261
Deferred rent - current portion	43	45
Total current liabilities	2,833	3,095

Deferred rent	57	66
Warrant liabilities	31,564	18,471
Total liabilities	34,454	21,632

Commitments and contingencies (note 6)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,710,778 and 41,583,528 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	42	42
Additional paid-in capital - common stock	97,080	96,133
Additional paid-in capital - warrants issued	23,061	23,073
Deficit accumulated during the development stage	(108,797)	(91,144)
Total stockholders' equity	11,386	28,104
Total liabilities and stockholders' equity	$45,840	$49,736

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

			Period from
			September 9, 2003
			(date of inception)
	For the Three Months Ended March 31,		through
	2010	2009	March 31, 2010

Research contract revenue	$-	$-	$-

Operating expenses:
Research and development, including costs of research contracts	1,939	1,608	60,845
General and administrative	2,630	1,724	44,805
Total operating expenses	4,569	3,332	105,650

Loss from operations	(4,569)	(3,332)	(105,650)

Other income (expense), net	9	-	3,919
Change in fair value of warrants	(13,093)	(7)	(7,066)
Net loss	$(17,653)	$(3,339)	$(108,797)

Basic and diluted net loss per share	$(0.44)	$(0.16)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	40,150,100	21,304,334

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the Three Months Ended March 31, 2010
(unaudited)

(in thousands, except share and per share data)

	Stockholder's Equity
	Series A				Additional		Deficit
	Convertible				Paid-in	Additional	Accumulated
	Preferred Stock		Common Stock		Capital	Paid-in	During the	Total
					Common	Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2009	-	$-	41,583,528	$42	$96,133	$23,073	$(91,144)	$28,104

Stock-based compensation			-	-	933	-	-	933
Exercise of employee stock options			48,667	-	49	-	-	49
Cashless exercise of warrants to purchase common stock			3,866	-	12	(12)	-	-
Issuance of restricted common stock			90,000	-	-	-	-	-
Repurchase of shares of common stock			(15,283)	-	(47)	-	-	(47)
Net loss			-	-	-	-	(17,653)	(17,653)
Balance at March 31, 2010	-	$-	41,710,778	$42	$97,080	$23,061	$(108,797)	$11,386

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

			Period from
			September 9, 2003
			(date of inception)
	For the Three Months Ended March 31,		through
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(17,653)	$(3,339)	$(108,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	83	1,527
Stock-based compensation	933	410	9,837
Change in fair value of warrants	13,093	7	7,066
Loss on disposal of fixed assets	-	-	9
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	42	89	(312)
Other noncurrent assets	-	3	(242)
Deposits	-	-	(46)
Increase (decrease) in:
Accounts payable	(321)	(1,018)	1,468
Accrued expenses	61	(839)	1,322
Deferred rent	(11)	(6)	15
Net cash used in operating activities	(3,789)	(4,610)	(88,153)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(1)	(1,648)
Proceeds from sale of property and equipment	-	-	1
Net cash used in investing activities	(8)	(1)	(1,647)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	49	-	188
Payments to employees for repurchase of common stock	(47)	-	(427)
Proceeds from exercise of warrants	-	-	279
Proceeds from issuance of common stock and warrants, net	-	-	117,544
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	2	-	134,844
Net increase (decrease) in cash and cash equivalents	(3,795)	(4,611)	45,044
Cash and cash equivalents, beginning of period	48,839	11,379	-
Cash and cash equivalents, end of period	$45,044	$6,768	$45,044

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-	$-	$47,276

Preferred stock conversion to common stock	$-	$-	$16,760

Cashless exercise of warrants to common shares	$12	$-	$30

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at March 31, 2010. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no revenues.  The Company anticipates that losses will continue for the foreseeable future. At March 31, 2010, the Company’s accumulated deficit was approximately $108.8 million.  The Company currently believes that it has sufficient capital to fund development and commercialization activities, principally for palifosfamide, very early into 2012.  The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.  Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments.  Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.  There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.  The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies.   If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of its products, the Company will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for its product candidates from the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities.  In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities, pursue merger or divestiture strategies, cease operations or declare bankruptcy.   The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies

Our significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

3. Fair Value Measurements

The Company follows FASB Accounting Standards Codification (“ASC”) Topic 820 for fair value measurements.  The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using

Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$31,564	$-	$31,564	$-

The warrants were valued using a Black-Scholes valuation model.  See Note 7 for additional disclosures on the valuation methodology and significant assumptions.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) which improves disclosures about fair value measurements.  More specifically, ASU 2010-06 updates Topic 820-10 to require disclosure of transfers in and out of levels 1 and 2 and the reason for the transfers.  Additionally, it requires separate reporting of purchases, sales, issuances and settlements for level 3.  This update is effective for interim periods beginning after December 15, 2009 except for the level 3 rollforward disclosure which is effective for periods beginning after December 15, 2010.  The adoption of this standard did not have an impact on our financial position, results of operations or financial statement disclosure nor do we anticipate any impact upon the adoption of the Level 3 rollforward disclosure in 2011.

4. Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date these financial statements were available to be issued.  During this period the Company did not have any material recognizable or disclosable subsequent events.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive.  Such potential common shares at March 31, 2010 and 2009 consist of the following:

	March 31,
	2010	2009

Stock options	3,569,532	2,581,256
Unvested restricted stock	1,523,834	541,167
Warrants	16,011,588	5,039,659

	21,104,954	8,162,082

6. Commitments and Contingencies

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock.  In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application (“IND”) for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase I clinical trials in 2007.  The Company recorded $120 thousand of stock based compensation expense related to the vesting in 2007.  The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”).  In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase I clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the Registrant-sponsored Phase II clinical trial for darinaparsin.  The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to $4.85 million.  In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product should such a product be approved for commercial sale and sales of a licensed product be effected in the United States, Canada, the European Union or Japan.  The Licensors also will be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.  The Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights.  The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement.  However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions).

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, the Company expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $3.9 million.  Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below.  The Company expensed a $100 thousand milestone payment upon achieving Phase II milestones during the year ended December 31, 2006.  Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share.  Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide.  None of the remaining options have vested as of March 31, 2010.  DEKK-Tec is entitled to receive royalty payments on the sales of palifosfamide should it be approved for commercial sale.  On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide.  There were no payments during the first three months of 2009.

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which, the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs.  The Option Agreement was exercised on February 13, 2007. In connection with the exercise of the option, minimum annual royalty payments of $25 thousand were made in the years ended December 31, 2008 and 2007 as part of the License Agreement. The 2009 royalty payment of $25 thousand was made during the first three months of 2010.

License Agreement with Baxter Healthcare Corporation (“Baxter”)

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories.  The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. In addition to the upfront costs, the Asset Purchase Agreement includes additional milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales of products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The Company expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. The License Agreement requires payment of a $15 thousand annual patent and license prosecution/maintenance fee through the expiration of the last of the Licensed Patents which is expected to expire in 2025, as well as royalties on net sales of licensed products covered by a valid claim of a patent for the life of the patent on a country-by-country basis.

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.  Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.  If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to a 1% award of royalties received from a sublicense.  Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009.  Although the Company and Harmon Hill have not entered into a formal written renewal or extension, the parties continued to operate under the terms of the agreement at March 31, 2010.  The Company expensed $60 thousand during the first three months of 2009 and 2010 for consulting services per the aforementioned agreement.  No milestones have been reached or expensed as of March 31, 2010.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.  The number of warrants at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009

Liability-classified warrants	8,615,223	408,703
Equity classified warrants	7,396,365	4,630,956

Total warrants	16,011,588	5,039,659

Accounting standards require a entity to assess whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology, the Company concluded that certain warrants issued by the Company in May 2005 and December 2009 have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore are classified in the liability section of the Balance Sheets. Accounting standards further require that liability-classified warrants be revalued at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations.  Fair value is measured using the Black-Scholes valuation model.

On March 31, 2010, the liability-classified warrants were valued at $31.6 million using a Black-Scholes valuation model.  The increase in the fair value of the warrant liability of $13.1 million and $7 thousand for the three months ended March 31, 2010 and 2009, respectively, was charged to other income (loss) in the Statements of Operations.  The following assumptions were used at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Risk-free interest rate	1.12 - 2.40%	1.67%
Expected life in years	2.17 - 4.68	3.17
Expected volatility	90 - 113%	103%
Expected dividend yield	0	0

During the first three months of 2010, 8,559 warrants issued in September 2009 were exercised for 3,866 shares of common stock in a cashless exercise.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31,
(in thousands)	2010	2009

Research and development, including costs of research contracts	$208	$69
General and administrative	725	341
Share-based employee compensation expense	$933	$410

The Company granted 90 thousand stock options during the three months ended March 31, 2010 that had a weighted-average grant date fair value of $3.59 per share.  The Company granted 10 thousand stock options during the three months ended March 31, 2009 that had a weighted-average grant date fair value of $0.60 per share.

For the three months ended March 31, 2010 and 2009, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2010	2009

Risk-free interest rate	2.55%	1.44
Expected life in years	5	5
Expected volatility	90%	102%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation – (continued)

Stock option transactions under the Company’s stock option plan for the three months ended March 31, 2010 are as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	3,534,686	$2.82

Granted	90,000	5.09
Exercised	(48,667)	1.00
Cancelled	(6,667)	5.19

Outstanding, March 31, 2010	3,569,352	$2.90	7.60	$8,045

Options exercisable, March 31, 2010	2,588,018	$2.89	6.93	$5,939

Options available for future grant	196,734

A summary of the status of non-vested restricted stock for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2009	1,467,167	$2.30
Granted	90,000	$5.09
Vested	(33,333)	$2.73

Non-vested, March 31, 2010	1,523,834	$2.46

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that can address unmet medical needs through enhanced efficacy and/or safety and quality of life. Our principal focus is on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous and/or oral capsule dosing.  We believe this strategy will result in lower risk and expedited drug development programs with product candidates having a low cost of manufacturing to address changing reimbursement requirements around the world. While we may endeavor to commercialize our products on our own in North America, we recognize that favorable clinical trial results can be better addressed by partnering with companies with the requisite financial resources.  With partnering, we could also negotiate the right to complete development and marketing in certain geographies, especially for certain limited (niche) indications. Although we are currently in phase I and/or II studies for three product candidates identified as darinaparsin (ZinaparTM, ZIO-101), palifosfamide (ZymafosTM, ZIO-201), and indibulin (ZybulinTM, ZIO-301), our primary focus has been and remains on palifosfamide development and more specifically on completing the ongoing randomized phase II trial with palifosfamide to support a registration trial for palifosfamide in combination with doxorubicin in the front- and second-line setting of soft tissue sarcoma. We anticipate the initiation of such a registration trial as early as the first half of 2010.

•
ZIO-101 or darinaparsin (ZinaparTM) is an anti-mitochondrial (organic arsenic) compound covered by issued patents and pending patent applications in the U.S. and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ®] or “ATO”) has been approved in the United States and the European Union and Japan for the treatment of acute promyelocytic leukemia, a precancerous condition. In the United States, ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. ATO carries a “black box” warning for ECG abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block. QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than ATO, particularly with regard to cardiac toxicity. In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel demonstrated activity against a series of tumor cell lines including lung, colon, brain, melanoma, ovarian, and kidney cancer. Moderate activity was shown against breast and prostate cancer tumor cell lines. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma. Results indicate significant activity against the HuT 78 cutaneous T-cell lymphoma, the NK-G2MI natural killer-cell NHL, KARPAS-299 T-cell NHL, SU-DHL-8 B-cell NHL, SU-DHL-10 B-cell NHL and SU-DHL-16 B-cell NHL cell lines. Preclinical studies have also established anti-angiogenic properties of darinaparsin and provided support for the development of an oral capsule form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

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

•
ZIO-201 or palifosfamide (ZymafosTM ), comprises the active metabolite of ifosfamide, a compound chemically related to cyclophosphamide. Patent applications covering proprietary forms of palifosfamide for pharmaceutical composition and method of use have been filed in the U.S. and internationally and in the U.S. we recently received a patent covering pharmaceutical composition. Like cyclophosphamide, ifosfamide and bendamustine, palifosfamide is a DNA alkylating agent, a form of cancer therapy to treat a wide range of solid tumors and hematological malignancies.  We believe that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma.  Bendamustine has been recently approved and successfully launched by Cephalon Oncology in the U.S. and Europe to treat certain hematological malignancies.  Ifosfamide has been shown to be effective in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents.  Ifosfamide is approved by the FDA as a treatment for testicular cancer while ifosfamide-based treatment is a standard of care for sarcoma, although it is not licensed for this indication by the FDA.  Preclinical studies have shown that palifosfamide has activity against leukemia and solid tumors.  These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde.  Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive.  Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure.  Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines.  Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

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

•
ZIO-301 or indibulin (ZybulinTM ),  is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that we acquired from Baxter Healthcare in 2006 and is the subject of numerous patents worldwide, including the United States, the European Union and Japan. The microtubule component, tubulin, is one of the more well established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of marketed IV anticancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol ® ), docetaxel (Taxotere ® ) ,  the Vinca alkaloid family members, vincristine and vinorelbine, and the new class of epothilones with IxempraTM marketed. This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

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

Indibulin, as a single agent, has completed Phase I trials in patients with advanced solid tumors. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy.  Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I combination studies were initiated with TarcevaTM and XelodaTM, respectively.  Favorable activity and safety profile of oral indibulin with oral XelodaTM were reported at ASCO’s annual meeting in May 2009.  Preclinical work with our consultant, Dr. Larry Norton, to explore dose scheduling for the clinical setting have been completed, with results supporting the recently initiated Phase I safety trial necessary for a Phase I/II breast cancer trial and using the mathematical dose schedule / frequency established preclinically.

We intend to continue with clinical development of IV palifosfamide for soft tissue sarcoma both completing the ongoing Phase II multicenter, parallel group, randomized study of palIfosfamide tris plus doxorubicin versus doxorubiCin in subjects with unresectAble or metastatic Soft tissue SarcOma (“PICASSO”) trial and in a planned registration trial and, with additional resources, to initiate a clinical study with the oral form and/or in additional indications beyond STS.  For IV darinaparsin, we will complete the ongoing Phase I oral trial and will address peripheral T-cell lymphoma (“PTCL”) registration and other trials, in part dependent on additional funding.   For oral indibulin, we will complete the Phase I breast cancer safety trial and initiate the subsequent Phase I/II trial and, with additional funding, other trials.  However, the successful development of our product candidates is highly uncertain.  Product development costs and timelines can vary significantly for each product candidate, are difficult to accurately predict, and will require us to obtain additional funding, either alone or in connection with partnering arrangements.  Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product.  The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources.  Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business.  To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Development Plan

Our development plan for the next twelve months remains focused on the following endeavors:

•	completing the randomized Phase II trial for IV palifosfamide in soft tissue sarcoma;
•	initiating a registration trial for IV palifosfamide in soft tissue sarcoma and seeking the additional resources for an oral Phase I trial and/or other trials beyond soft tissue sarcoma;
•	completing the Phase I oral darinaparsin trial, collecting data from the darinaparsin Phase II trial in hematological malignancies;
•	conducting necessary activities for establishing a registration pathway and seeking additional financial resources to fund on-going development of darinaparsin; and
•	conducting the Phase I safety trial following into a Phase I/II trial of oral indibulin study in breast cancer.

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

Given our current plans to use internal financial resources to develop palifosfamide and pursue the clinical work discussed above, but with the intention of partnering or otherwise raising additional resources to support further development activities for all three product candidates, we expect to incur the following expenses during the next twelve months: approximately  $3.2 million on preclinical and regulatory expenses; approximately $12.0 million on clinical expenses; approximately $2.0 million on manufacturing expenses; approximately $0.7 million on facilities, rent, and other facilities-related expenses; and approximately $5.8 million on general corporate and administrative expenses.  With our current cash position, and ongoing aggressive cash management strategy, we believe that we currently have sufficient capital that will support our current operations very early into 2012.  Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of this report.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.  Specifically, we currently anticipate commencing a registration trial for IV palifosfamide as early as the first half of 2010. However, we are still in the evaluative phase regarding the protocol design for this trial, including with respect to overall trial size, clinical endpoints and our ability to receive Special Protocol Assessment.  We also continue to evaluate the appropriate number of and locations for trial sites. We have estimated the sufficiency of our cash resources based on our current expectations for the trial design.  However, the final trial design may ultimately vary from our current expectations, which could materially impact the schedule and cost of the trial and, in turn, alter our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. In addition to the amount and timing of expenses related to the planned IV palifosfamide registration trial, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights.

Product Candidate Development and Clinical Trials

Intravenous darinaparsin, an organic arsenic, has been tested in patients with advanced myeloma, other hematological malignancies, and liver cancer.   At the May 2009 ASCO Annual Meeting, we reported positive results in patients with lymphoma, particularly PTCL, which has led to the planning of a pivotal trial in PTCL subject to regulatory guidance and the availability of sufficient financial resources.  The Phase I trials with an oral form of darinaparsin are ongoing in solid tumors and have been expanded to include non-Hodgkin’s lymphoma patients.  The Company is actively seeking partners and other sources of funding for continuing the development program of the IV form in a pivotal trial for PTCL and for continuing additional studies for both IV and oral administration.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as the development program and resources allow.

Intravenous palifosfamide, the proprietary stabilized form of isophosphoramide mustard, is being developed presently to treat soft tissue sarcoma.  A Phase II trial in advanced sarcoma has been completed with favorable activity and with the expected safety profile.  Favorable activity and safety data from a Phase I trial of IV palifosfamide in combination with doxorubicin were reported at the 2009 ASCO Annual Meeting.  The Company has initiated a randomized Phase II trial designed to compare palifosfamide in combination with doxorubicin to doxorubicin alone in the front or second-line treatment of metastatic or unresectable soft tissue sarcoma and recently announced favorable interim efficacy data, thereby ending further enrollment, and presented the results at the November 2009 CTOS Annual Meeting.  The Company expects to review its data with the FDA and European Medicines Agency (“EMA”) and, subject to the results of such reviews, plans to initiate a global registration trial as early as the first half of 2010.  An oral formulation has also been developed preclinically and we plan to initiate a Phase I trial following further IV study results and subject to obtaining additional sources of financing from partnering or other arrangements.  Other trials are under consideration pending further funding.  Orphan Drug Designation has been obtained for both the United States and the European Union for the treatment of soft tissue sarcomas.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as the program demands and resources allow.

Indibulin, a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization, is administered as an oral capsule formulation.  Indibulin has completed Phase I trials with favorable results of activity and safety profile reported for all trials.  Phase I trials of indibulin in combination with Tarceva TM and also with Xeloda TM have been conducted.  At the 2009 ASCO Annual Meeting, the Company presented favorable preliminary activity and safety data of oral indibulin with oral Xeloda TM .  Preclinical studies under the direction of Dr. Larry Norton to support clinical study of “dose dense” dosing are completed and were also reported at 2009 ASCO Annual Meeting.  The Company has initiated a Phase I trial to determine maximum tolerated dose and intends to initiate a subsequent Phase I/II trial in breast cancer with the schedule identified preclinically.

Financial Overview

Overview of Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenue.  We had no revenues for the three months ended March 31, 2010 and 2009.

Research and development expenses.  Research and development expenses during the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009	Change
($ in thousands)

Research and development	$1,939	$1,608	$331	21%

Research and development expenses increased by $331 thousand from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The increase was primarily due to increased manufacturing activity of $437 thousand, stock-based compensation expense of $139 thousand and clinical costs of $31 thousand, offset by a reduction in salaries of $136 thousand, rent and depreciation of $60 thousand, consulting of $40 thousand, employee costs of $30 thousand and other reductions totaling $10 thousand.  The manufacturing increase resulted from replenishing drug inventories whereas the reductions and savings resulted from the cost cutting initiatives we put in place during 2009.

We expect our research and development expenses to increase as we start our pivotal Phase III palifosfamide study and other studies related to indibulin and darinaparsin are resumed.

General and administrative expenses.  General and administrative expenses during the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009	Change
($ in thousands)

General and administrative	$2,630	$1,724	$906	53%

The increase in general and administrative expenses of $906 thousand from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily due to increased stock-based compensation of $384 thousand, salaries of $112 thousand, consulting $159 thousand, royalty and milestone payments of $125 thousand, legal and patent costs of $110 thousand, and other costs of $16 thousand.  The increased general and administrative activity during the first three months of 2010 was related to support in preparation for new clinical studies.

We expect our general and administrative expenses to increase moderately due to increased activity to support the new clinical studies.

Other income (expense).  Other income (expense) for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009	Change
($ in thousands)

Other income (expense), net	$9	$-	$9	100%
Change in fair value of warrants	(13,093)	(7)	(13,086)	-100%

Total	$(13,084)	$(7)	$(13,077)

The decrease in other income (expense) from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 was due primarily to the increased non-cash expense recorded from the change in the fair value of liability-classified warrants.  The increased expense directly correlates with the Company’s increased stock price during the first three months of 2010.  Additionally, increased cash balances during the first three months of 2010 resulted in increased interest income.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $45.0 million in cash and cash equivalents, compared to $48.8 million in cash and cash equivalents as of December 31, 2009.  We believe that our existing cash will be sufficient to fund our operations very early into 2012. We expect that we will need additional financing to support our long-term plans for clinical trials and new product development.  We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that the Company is able to obtain will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Currently, we have no committed sources of additional capital.  Recently, capital markets have experienced a period of instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
($ in thousands)
Net cash provided by (used in):
Operating activities	$(3,789)	$(4,610)
Investing activities	(8)	(1)
Financing activities	2	-

Net increase (decrease) in cash and cash equivalents	$(3,795)	$(4,611)

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2010 compared to $4.6 million for the three months ended March 31, 2009.  The $0.8 million decrease was primarily due to decreased cash payments related to accounts payable and accrued liability reductions during 2010.

Net cash used in investing activities was $8 thousand for the three months ended March 31, 2010 compared to $1 thousand for the three months ended March 31, 2009.  The increase was due to increased purchases of property plant and equipment.

Net cash provided by financing activities was $2 thousand for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.  The increase of $2 thousand is attributable to stock option exercises partially offset by the re-purchase of common stock by the Company to cover taxes upon vesting of previously granted restricted stock awards.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At March 31, 2010, the Company’s accumulated deficit was approximately $108.8 million.  Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of March 31, 2010 was $42.5 million, consisting of $45.3 million in current assets and $2.8 million in current liabilities. Working capital as of December 31, 2009 was $46.1 million, consisting of $49.2 million in current assets and $3.1 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating Leases	$494	$224	$270	$-	$-

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York and our operations center in Boston, Massachusetts.

Off-balance sheet arrangements

During the three months ended March 31, 2010 and 2009, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2009, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2010.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.   The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2009.  The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* We will require additional financial resources in order to continue on-going development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have never generated revenue and have incurred significant net losses in each year since our inception.  For the three months ended March 31, 2010, we had a net loss of $17.7 million and we had incurred approximately $108.8 million of cumulative net losses since our inception in 2003.  We expect to continue to incur significant operating expenditures.  Although we took near-term cost cutting measures in 2009 aimed at preserving capital while we pursued sources of potential additional financing, further development of our product candidates will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	Implement additional internal systems and infrastructure; and

•	Hire additional personnel.

We believe based on information as of the date of this filing that we have sufficient capital to continue in our ongoing randomized Phase II trial for palifosfamide and with the initiation and enrollment of a registration trial expected to initiate as early as the first half of 2010, to collect the IV darinaparsin data necessary for the design of a registration and other trials with darinaparsin while continuing the oral Phase I trial to completion, and with the Phase I safety trial and Phase I portion of the subsequent PhaseI/II trial with indibulin.   We continue to seek additional financial resources to fund the further development of palifosfamide, darinaparsin and indibulin.  If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold.  Because we are currently devoting a significant portion of our resources to the development of palifosfamide, further progress with the development of darinaparsin and indibulin may be significantly delayed and may depend on the success of our ongoing clinical trial involving palifosfamide.

Currently, we have no committed sources of additional capital.  We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all.  Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities.  In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies.  In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

* We need to raise additional capital to fund our operations.  The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2010, we had incurred approximately $108.8 million of cumulative net losses and had approximately $45.0 million of cash and cash equivalents.  Given our current plans for development of our product candidates, we anticipate that our cash resources will be sufficient to fund our operations very early into 2012.  However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Specifically, we currently anticipate commencing a registration trial for IV palifosfamide as early as the first half of 2010. However, we are still evaluating the protocol design for this trial, including with respect to overall trial size, clinical endpoints and our ability to receive Special Protocol Assessment.  We also continue to evaluate the appropriate number of and locations for trial sites. We have estimated the sufficiency of our cash resources based on our current expectations for the trial design.  However, the final trial design may ultimately vary from our current expectations, which could materially impact the schedule and cost of the trial and, in turn, alter our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. In addition to the amount and timing of expenses related to the planned IV palifosfamide registration trial, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights.

Recently, capital markets have experienced a period of unprecedented instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all.  Moreover, if we fail to advance one or more of our current product candidates to later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.

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

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards.  We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

 During the first three months of 2010, we purchased 15,283 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.  The following table provides information about these purchases of restricted shares for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 31, 2010	-	$-
February 1 to 28, 2010	-	$-
March 1 to 31, 2010	15,283	$3.10
Total	15,283

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Other Information

None.

Item 5. Exhibits

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
Dated: April 30, 2010

/s/ Richard E. Bagley
Richard E. Bagley President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 30. 2010

EXHIBIT INDEX

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*	Filed herewith