Form 10-Q
period 2010-09-30
ZIOPHARM ONCOLOGY INC
filed 2010-11-04
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 1, 2010, was 48,557,678 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period from September 9, 2003 (date of inception) through September 30, 2010 (unaudited)	4

	Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from September 9, 2003 (date of inception) through September 30, 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II - Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	Removed and Reserved	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$66,471	$48,839
Prepaid expenses and other current assets	352	354
Total current assets	66,823	49,193

Property and equipment, net	230	255

Deposits	87	46
Other non-current assets	310	242
Total assets	$67,450	$49,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,088	$1,789
Accrued expenses	2,978	1,261
Deferred rent - current portion	40	45
Total current liabilities	4,106	3,095

Deferred rent	55	66
Warrant liabilities	21,085	18,471
Total liabilities	25,246	21,632

Commitments and contingencies (note 6)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 48,557,678 and 41,583,528 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	49	42
Additional paid-in capital - common stock	131,284	96,133
Additional paid-in capital - warrants issued	22,834	23,073
Deficit accumulated during the development stage	(111,963)	(91,144)
Total stockholders' equity	42,204	28,104
Total liabilities and stockholders' equity	$67,450	$49,736

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

					Period from
					September 9, 2003
	For the Three Months Ended		For the Nine Months Ended		(date of inception)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

Research contract revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development, including costs of research contracts	5,711	1,231	9,872	3,340	68,778
General and administrative	2,789	1,339	8,313	4,754	50,488
Total operating expenses	8,500	2,570	18,185	8,094	119,266

Loss from operations	(8,500)	(2,570)	(18,185)	(8,094)	(119,266)

Other income, net	7	(1)	29	1	3,939
Change in fair value of warrants	(3,712)	(304)	(2,663)	(520)	3,364
Net loss	$(12,205)	$(2,875)	$(20,819)	$(8,613)	$(111,963)

Net loss per share - basic	$(0.26)	$(0.13)	$(0.48)	$(0.40)
Net loss per share - diluted	$(0.26)	$(0.13)	$(0.48)	$(0.40)

Weighted average common shares outstanding used to compute net loss per share - basic	47,426,991	21,759,309	43,333,663	21,458,150
Weighted average common shares outstanding used to compute net loss per share - diluted	47,426,991	21,759,309	43,333,663	21,458,150

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010
(unaudited)

(in thousands, except share and per share data)

	Stockholders' Equity
					Additional		Deficit
					Paid-in	Additional	Accumulated
	Preferred Stock		Common Stock		Capital	Paid-in	During the	Total
					Common	Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2009	-	$-	41,583,528	$42	$96,133	$23,073	$(91,144)	$28,104

Stock-based compensation	-	-	-	-	3,198	-	-	3,198
Exercise of employee stock options	-	-	196,167	-	225	-	-	225
Exercise of warrants to purchase common stock	-	-	39,225	-	360	(239)	-	121
Issuance of restricted common stock	-	-	115,000	-	-	-	-	-
Repurchase of shares of common stock	-	-	(364,992)	-	(1,429)	-	-	(1,429)
Forfeiture of unvested restricted common stock	-	-	(11,250)	-	-	-	-	-
Issuance of common stock in a securities offering, net of commissions and expenses of $2,203	-	-	7,000,000	7	32,797	-	-	32,804
Net loss	-	-	-	-	-	-	(20,819)	(20,819)
Balance at September 30, 2010	-	$-	48,557,678	$49	$131,284	$22,834	$(111,963)	$42,204

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

			Period from
			September 9, 2003
			(date of inception)
	For the Nine Months Ended September 30,		through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(20,819)	$(8,613)	$(111,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153	252	1,614
Stock-based compensation	3,198	1,264	12,103
Change in fair value of warrants	2,663	520	(3,365)
Loss on disposal of fixed assets	-	-	9
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	3	(43)	(352)
Other noncurrent assets	(67)	49	(310)
Deposits	(41)	-	(87)
Increase (decrease) in:
Accounts payable	(703)	(1,080)	1,088
Accrued expenses	1,717	(1,228)	2,978
Deferred rent	(15)	(22)	95
Net cash used in operating activities	(13,911)	(8,901)	(98,190)
Cash flows from investing activities:
Purchases of property and equipment	(128)	(3)	(1,853)
Proceeds from sale of property and equipment	-	-	1
Net cash used in investing activities	(128)	(3)	(1,852)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	225	-	364
Payments to employees for repurchase of common stock	(1,429)	-	(1,809)
Proceeds from exercise of warrants	71	-	349
Proceeds from issuance of common stock and warrants, net	32,804	4,605	150,349
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	31,671	4,605	166,513
Net increase (decrease) in cash and cash equivalents	17,632	(4,299)	66,471
Cash and cash equivalents, beginning of period	48,839	11,379	-
Cash and cash equivalents, end of period	$66,471	$7,080	$66,471

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-	$4,207	$47,276

Preferred stock conversion to common stock	$-	$-	$16,760

Exercise of equity-classified warrants to common shares	$239	$-	$257

Exercise of liability-classified warrants to common shares	$49	$-	$49

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at September 30, 2010. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no revenues.  The Company anticipates that losses will continue for the foreseeable future. At September 30, 2010, the Company’s accumulated deficit was approximately $112.0 million.  The Company currently believes that it has sufficient capital to fund development and commercialization activities, principally for palifosfamide, well into mid-2012.  The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.  Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments.   Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.  There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.  The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies.   If adequate additional funds are not available when required, or if unsuccessful in entering into partnership agreements for the further development of its products, the Company will be required to delay, reduce or eliminate planned preclinical and clinical trials and terminate the approval process for its product candidates from the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities.  In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities, pursue merger or divestiture strategies, cease operations or declare bankruptcy.   The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$21,085	$-	$21,085	$-

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date these financial statements were available to be issued.  During this period the Company did not have any material recognizable subsequent events and one disclosable event.

On October 5, 2010, a milestone was reached under the Company’s license agreement with DEKK-Tec, Inc. requiring a $300 thousand payment and vesting of options to purchase 6,904 shares of the Company’s common stock that are exercisable at $0.02 per share.

On November 1, 2010, the Company was notified that it was awarded cash grants totaling approximately $733 thousand under the U.S. Government’s Qualifying Therapeutic Discovery Project (“QTDP”) program.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of our common stock during the applicable period.

Certain shares related to some of the Company's outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2010 and 2009 as the result would be antidilutive.  Such potential common shares at September 30, 2010 and 2009 consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Stock options	3,528,852	3,151,249	3,528,852	3,151,249
Unvested restricted common stock	518,334	1,491,667	518,334	1,491,667
Warrants	15,924,642	7,950,613	15,924,642	7,950,613

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

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock.  In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application (“IND”) for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase I clinical trials in 2007.  The Company recorded $120 thousand of stock based compensation expense related to the vesting in 2007.  The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”).  In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase I clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the Registrant-sponsored Phase II clinical trial for darinaparsin.  The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million.  In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.  In addition, the Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights.  The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement.  However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions).  The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent.  No milestones under the license agreement were reached or expensed during the nine months ended September 30, 2010.

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

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million.  Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below.  The Company expensed a $100 thousand milestone payment upon achieving Phase II milestones during the year ended December 31, 2006.  Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share.  Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide.  None of the remaining options have vested as of September 30, 2010.  DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale.  On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide.  There were no payments made during the first nine months of 2009.  The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.

Option Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs.  The Option Agreement was exercised on February 13, 2007.  Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product.  These payments were made in the years ended December 31, 2008 and 2007 and the 2009 royalty payment was made during the first three months of 2010.   The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired.  No milestones under the license agreement were reached or expensed during the nine months ended September 30, 2010.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreement with Baxter Healthcare Corporation (“Baxter”)

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories.  The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. In addition to the upfront costs, the Asset Purchase Agreement includes additional diligence and milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales of products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The Company expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. The License Agreement requires payment of a $15 thousand annual patent and license prosecution/maintenance fee through the expiration of the last of the Licensed Patents which is expected to expire in 2025, and single digit royalties on net sales of licensed products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The term of the license agreement extends until the expiration of the last to expire of the patents covering the licensed products, subject to earlier termination in the event of defaults by the parties under the license agreement.

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin.  No milestones under the license agreement were reached or expensed during the nine months ended September 30, 2010.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.  Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.  If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense.  Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009.  Although the Company and Harmon Hill have not entered into a formal written renewal or extension, the parties continued to operate under the terms of the agreement at September 30, 2010.  The Company expensed $180 thousand during the first nine months of 2009 and 2010 for consulting services per the aforementioned agreement.  No milestones under the collaboration agreement were reached or expensed during the nine months ended September 30, 2010.

CRO Services Agreement with PPD Development, L. P.

The Company and PPD Development, L. P. ("PPD") are parties to a master clinical research organization services agreement dated January 29, 2010 and a related work order dated June 25, 2010 under which PPD provides clinical research organization ("CRO") services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $21.5 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the nine months ended September 30, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.  The number of warrants at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009

Liability-classified warrants	8,590,456	8,615,223
Equity-classified warrants	7,334,186	7,404,924

Total warrants	15,924,642	16,020,147

Liability-Classified Warrants

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with a securities offering conducted by the Company, 11,083 of which were subsequently exercised.  The remaining 408,703 warrants were originally valued at $1.6 million.  Subject to certain exceptions, these warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price per share less than the exercise price of the warrants then in effect, which was initially $4.75 per share.  This protection was triggered in 2006 when the Company sold stock in a securities offering at $4.63 per share.  Accordingly, the warrants were re-priced at $4.69.  The protection was triggered a second time upon the September 2009 consummation of a securities offering in which the Company sold stock at $1.825 per share and the warrants were subsequently re-priced at $4.25.  The protection was triggered again with the Company’s December 2009 securities offering when the Company sold stock at $3.10 per share and the warrants were subsequently re-priced at $3.93.

Also, in connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including 7,742,000 warrants issued to investors in the offering and 464,520 warrants issued to the Underwriters). The investor warrants were exercisable immediately and the underwriter warrants were exercisable six months after the date of issuance. The warrants have an exercise price of $4.02 per share and have a five year term. Subject to certain exceptions, these warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the warrants then in effect.

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

The Company assessed whether the warrants issued in connection with the May 2005 and December 2009 securities offerings require accounting as derivatives and, based on the anti-dilution protection provided to the warrantholders, determined that the warrants were not indexed to the Company’s own stock in accordance with accounting standards codification Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in liabilities.

The change in the fair value of the warrant liability was a loss of $3.7 million and $2.7 million for the three and nine months ended September 30, 2010 and a loss of $304 thousand and $520 thousand for the three and nine months ended September 30, 2009, respectively, and was charged to other income (expense) in the Statements of Operations.  The following assumptions were used in the Black-Scholes valuation model at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Risk-free interest rate	0.37 - 1.01%	1.37 - 2.65%
Expected life in years	1.67 - 4.18	2.42 - 4.92
Expected volatility	94.9 - 101.5%	105%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Warrants – (continued)

During the first nine months of 2010, warrant exercises were as follows:

			Common
	Equity	Liability	Stock	Cash
in thousands, except share data	Warrants	Warrants	Issued	Received

Cash exercises	3,292	16,000	19,292	$72
Cashless exercises	67,446	8,767	19,933	-
	70,738	24,767	39,225	$72

There were no warrant exercises in the first nine months of 2009.

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

9. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,

(in thousands)	2010	2009	2010	2009

Research and development, including costs of research contracts	$199	$140	$613	$295
General and administrative	824	375	2,585	969
Stock-based employee compensation expense	$1,023	$515	$3,198	$1,264

The Company granted 42 thousand and 197 thousand stock options during the three and nine months ended September 30, 2010 that had a weighted-average grant date fair value of $2.66 and $3.42 per share, respectively.  During the nine months ended September 30, 2009, the Company granted 815 thousand stock options that had a weighted-average grant date fair value of $0.53 per share.  There were no stock options granted during the three month period ended September 30, 2009.

At September 30, 2010, there is $2.5 million stock compensation expense related to outstanding unvested stock options and restricted stock that will be expensed over a weighted average 23 months.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation – (continued)

For the nine months ended September 30, 2010 and 2009, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2010	2009

Risk-free interest rate	1.28-2.75%	1.31-1.44%
Expected life in years	5	5
Expected volatility	89.2-90.6%	102-103%
Expected dividend yield	0	0

Stock option transactions under the Company’s stock option plan for the nine months ended September 30, 2010 are as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	3,534,686	$2.82

Granted	197,000	4.86
Exercised	196,167	1.19
Cancelled	6,667	5.19

Outstanding, September 30, 2010	3,528,852	$3.02	6.88	$4,249,255

Options exercisable, September 30, 2010	2,568,019	$3.00	6.12	$3,375,200

Options available for future grant	3,074,734

A summary of the status of non-vested restricted stock for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2009	1,467,167	$2.30
Granted	115,000	$5.15
Vested	1,052,583	$2.11
Cancelled	11,250	$4.34

Non-vested, September 30, 2010	518,334	$3.29

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse, risk-sensitive portfolio of in-licensed cancer drugs that can address unmet medical needs through enhanced efficacy and/or safety and quality of life. Our principal focus is on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous and/or oral dosing.  We believe this strategy will result in lower risk and expedited drug development programs with product candidates having a low cost of manufacturing to address changing reimbursement requirements around the world. While we may endeavor to commercialize our products on our own in North America, we recognize that favorable clinical trial results can be better addressed by partnering with companies with the requisite financial resources.  With partnering, we could also negotiate the right to complete development and marketing in certain geographies, especially for certain limited (niche) indications. Although we are currently in Phase I, II and/or III studies for three product candidates identified as darinaparsin (ZinaparTM, ZIO-101), palifosfamide (ZymafosTM, ZIO-201), and indibulin (ZybulinTM, ZIO-301), our primary focus has been and remains on palifosfamide development and specifically on completing the recently initiated palifosfamide pivotal Phase III trial to support registration in combination with doxorubicin in the front -line setting of soft tissue sarcoma.

•
ZIO-101 or darinaparsin (ZinaparTM) is an anti-mitochondrial (organic arsenic) compound covered by issued patents and pending patent applications in the U.S. and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox ®] or “ATO”) has been approved in the United States, the European Union and Japan for the treatment of acute promyelocytic leukemia, a precancerous condition. In the United States, ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. ATO carries a “black box” warning for ECG abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block. QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than ATO, particularly with regard to cardiac toxicity. In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel demonstrated activity against a series of tumor cell lines including lung, colon, brain, melanoma, ovarian, and kidney cancer. Moderate activity was shown against breast and prostate cancer tumor cell lines. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma. Results indicate significant activity against the HuT 78 cutaneous T-cell lymphoma, the NK-G2MI natural killer-cell NHL, KARPAS-299 T-cell NHL, SU-DHL-8 B-cell NHL, SU-DHL-10 B-cell NHL and SU-DHL-16 B-cell NHL cell lines. Preclinical studies have also established anti-angiogenic properties of darinaparsin and provided support for the development of an oral form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

Phase I testing of the intravenous (IV) form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase II studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. In addition, we have re-opened Phase I study with an oral form.  At the May 2009 annual meeting of the American Society of Clinical Oncology, we reported favorable results from the trial with IV-administered darinaparsin in lymphoma, particularly peripheral T-cell lymphoma.  We have established a Phase I protocol to study darinaparsin with the combination treatment regimen called “CHOP”, which is standard of care for front-line peripheral T-cell lymphoma (“PTCL”).   With the requisite financial resources, we would intend to follow this Phase I trial into a pivotal trial as determined by trial data. Orphan Drug Designation was recently obtained in the United States for the treatment of peripheral T-cell lymphoma and the Japan Patent Office issued a patent with claims covering pharmaceutical composition.

•
ZIO-201 or palifosfamide (ZymafosTM ), comprises the active metabolite of ifosfamide, a compound chemically related to cyclophosphamide. Patent applications covering proprietary forms of palifosfamide for pharmaceutical composition and method of use have been filed in the U.S. and internationally and in the U.S. we recently received a patent covering pharmaceutical composition. Like cyclophosphamide, ifosfamide and bendamustine, palifosfamide is a DNA alkylating agent, a form of cancer therapy to treat a wide range of solid tumors and hematological malignancies. We believe that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma. Bendamustine has been recently approved and successfully launched by Cephalon Oncology in the U.S. and Europe to treat certain hematological malignancies. Ifosfamide has been shown to be effective in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents. Ifosfamide is approved by the FDA as a treatment for testicular cancer while ifosfamide-based treatment is a standard of care for sarcoma, although it is not approved for this indication by the FDA. Preclinical studies have shown that palifosfamide has activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines. Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Following completion of Phase I study, we completed Phase II testing of the intravenous form of palifosfamide as a single agent to treat advanced sarcoma.  In both Phase I and Phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed.  We reported clinical activity of palifosfamide when used alone in the Phase II study addressing advanced sarcoma.  Following review of preclinical combination studies, clinical data, and discussion with sarcoma experts, we initiated a Phase I dose escalation study of palifosfamide in combination with doxorubicin primarily in patients with soft tissue sarcoma.  We reported favorable results and safety profile from this study at ASCO’s 2009 annual meeting.  In light of reported favorable Phase II clinical activity data and with the combination being well tolerated in the Phase I trial, we initiated a Phase II randomized controlled trial in the second half of 2008 to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front and second-line metastatic or unresectable soft tissue sarcoma.  The study generated positive top line interim data in 2009.  Upon reaching a pre-specified efficacy milestone and following safety and efficacy data review by the Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009.  We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO Annual Meeting where the presentation was also selected for Best of ASCO.  In July 2010, we announced the initiation of a worldwide registration trial with FDA on a protocol design developed through an End of Phase II meeting and the Special Protocol Assessment (SPA) process.  Although the Company did engage in the SPA process, the Company, with guidance from the FDA, elected to initiate the trial without having obtained formal SPA. The Phase III trial is in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients.  The study is designed to evaluate the safety and efficacy of palifosfamide administered with doxorubicin compared with doxorubicin administered with placebo, with no cross-over between the arms.  Progression-free survival is the primary endpoint for accelerated approval, with overall survival as the primary endpoint for full approval.  Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of soft tissue sarcomas.

We are also initiating a Phase I trial with palifosfamide in combination with etoposide and carboplatin for front-line small-cell lung cancer (“SCLC”) and we expect a Phase II randomized trial to follow.   An oral form of palifosfamide is entering Phase I study while additional preclinical work continues.

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

Preclinical studies with indibulin demonstrate significant and broad antitumor activity, including activity against taxane-refractory cell lines. The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and human tumor xenograft models. In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung, and leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors. No neurotoxicity has been observed at therapeutic doses in rodents and in the Phase I trials. Indibulin has also demonstrated synergy with approved anti-cancer agents in preclinical studies. The availability of an oral formulation of indibulin creates significant commercial opportunity because no oral capsule formulations of the taxane family are currently on the market in the United States.

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

Patents and Other Proprietary Rights

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
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection offering by a patent, which can vary from country to country, depends of the type of patent, the scope of its coverage and the availability of legal remedies in the country.
We also depend upon the skills, knowledge, and experience of our scientific and technical personnel, as well as those of our advisors, consultants, and other contractors, none of which is patentable. To help protect proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely, and in the future will continue to rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.
Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the “Risk Factors” section of this report for information about certain risks and uncertainties that may affect our patent position and proprietary rights.
Additional information about material patents and other proprietary rights covering our product candidates is set forth below.

Darinaparsin

The patent estate covering darinaparsin compositions, methods of use and methods of manufacture includes three issued United States patents, as well as issued patents in certain foreign jurisdictions, all of which are scheduled to expire in 2023. We license these patents, as well as pending applications in various foreign jurisdictions, from The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System pursuant to an agreement dated August 24, 2004.  We have also filed pending applications in the United States and various foreign jurisdictions.

Palifosfamide

The patent estate covering palifosfamide compositions, methods of use and methods of manufacture includes one issued United States patent that is scheduled to expire in 2029, as well as pending applications in the United States and various foreign jurisdictions. We license the issued patent and the patent applications from DEKK-Tec, Inc. pursuant to an agreement dated October 15, 2004.  We have also filed pending applications in the United States and various foreign jurisdictions.

Indibulin

The patent estate covering indibulin compositions, methods of use and methods of manufacture includes pending applications in the United States, and various foreign jurisdictions, all of which we license from affiliates of Baxter Healthcare Corporation pursuant to an agreement dated November 6, 2006. We also have five issued United States patents that are scheduled to expire at varying times between 2017 and 2019, as well as issued patents in various foreign jurisdictions, and have filed pending applications in the United States and various foreign jurisdictions.

Development Plan

Our development plan for the next twelve months remains focused on the following endeavors:

•	completing the randomized Phase II trial for IV palifosfamide in soft tissue sarcoma;
•	implementation of the Phase III registration trial for IV palifosfamide in soft tissue sarcoma, as well as initiating the SCLC and oral Phase I trials while conducting manufacturing scale-up;
•	completing the Phase I oral darinaparsin trial, while starting a Phase I trial with CHOP for front-line PTCL study; and
•	conducting the Phase I safety trial following into a Phase II trial of oral indibulin in breast cancer.

We expect our material expenditures during this time to be predominately for palifosfamide clinical trial expense, employment expense (we currently have 21 full time employees) and other expenses associated with clinical trials.

We continue to use senior advisors, consultants, clinical research organizations, and other third parties to perform certain aspects of product development, manufacturing, clinical, and preclinical development, and regulatory, safety and quality assurance functions.

Given our current plans to use internal financial resources to develop palifosfamide and pursue the clinical work discussed above, but with the intention of partnering or otherwise raising additional resources to support further development activities for all three product candidates, we expect to incur the following expenses during the next twelve months: approximately $28.2 million on research and development expenses and approximately $ 10.0 million on general corporate and administrative expenses.  With our current cash position, and ongoing aggressive cash management strategy, we believe that we currently have sufficient capital that will support our current operations well into mid-2012.  Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our future products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the "Risk Factors" section of this report.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.  Specifically, we commenced a registration trial for IV palifosfamide early in the third quarter of 2010.  We have estimated the sufficiency of our cash resources based this trial design.  However, the actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. In addition to the amount and timing of expenses related to the IV palifosfamide registration trial, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights.

Product Candidate Development and Clinical Trials

Intravenous darinaparsin, an organic arsenic, has been tested in patients with advanced myeloma, other hematological malignancies, and liver cancer.   At the May 2009 ASCO Annual Meeting, we reported positive results in patients with lymphoma, particularly PTCL, which has led to the planning of a pivotal trial in PTCL subject to regulatory guidance and the availability of sufficient financial resources.  We intend to initiate a Phase I trial with CHOP and continue to evaluate the options for a pivotal trial.  The Phase I trial with an oral form of darinaparsin is again ongoing.  The Company is actively seeking sources of funding for continuing the development program of the IV form in a pivotal trial for PTCL and for continuing additional studies for both IV and oral administration.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as the development program and resources allow.  Orphan Drug Designation has been obtained for the United States for the treatment of PTCL.

Intravenous palifosfamide, the proprietary stabilized form of isophosphoramide mustard, is being developed presently to treat soft tissue sarcoma.  A Phase II trial in advanced sarcoma has been completed with favorable activity and with the expected safety profile.  Favorable activity and safety data from a Phase I trial of IV palifosfamide in combination with doxorubicin were reported at the 2009 ASCO Annual Meeting.  The Company subsequently initiated a randomized Phase II trial designed to compare palifosfamide in combination with doxorubicin to doxorubicin alone in the front or second-line treatment of metastatic or unresectable soft tissue sarcoma and recently announced favorable interim efficacy data, thereby ending further enrollment, and presented the results at the November 2009 CTOS Annual Meeting and the 2010 ASCO Annual Meeting.  The Company initiated a global registration trial during the third quarter of 2010.  We also plan to study IV palifosfamide in SCLC and to initiate a Phase I clinical study will be initiated with the oral form.  Orphan Drug Designation has been obtained for both the United States and the European Union for the treatment of soft tissue sarcomas.  Technology transfer and scale-up for the commercial manufacture of the active pharmaceutical ingredient and final product specification will continue as the program demands.

Indibulin, a novel anti-cancer agent that targets mitosis by inhibiting tubulin polymerization, is administered as an oral formulation.  Indibulin has completed Phase I trials with favorable results of activity and safety profile reported for all trials.  Phase I trials of indibulin in combination with Tarceva TM and also with Xeloda TM have been conducted.  At the 2009 ASCO Annual Meeting, the Company presented favorable preliminary activity and safety data of oral indibulin with oral XelodaTM .  Preclinical studies under the direction of Dr. Larry Norton to support clinical study of “dose dense” dosing are completed and were also reported at 2009 ASCO Annual Meeting.  The Company has initiated a Phase I/II trial to determine maximum tolerated dose and activity in breast cancer with the schedule identified preclinically.

Financial Overview

Overview of Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Revenue.  We had no revenues for the three and nine months ended September 30, 2010 and 2009.

Research and development expenses.  Research and development expenses during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
($ in thousands)

Research and development	$5,711	$1,231	$4,480	364%	$9,872	$3,340	$6,532	196%

Research and development expenses for the three months ended September 30, 2010 increased by $4.5 million from the three months ended September 30, 2009.  The increase was primarily due to increased manufacturing activity of $455 thousand to replenish drug inventories, clinical costs of $3.6 million related to the Phase III palifosfamide study and other costs of $378 thousand.

Research and development expenses for the nine months ended September 30, 2010 increased by $6.5 million from the nine months ended September 30, 2009.  The increase was primarily due to increased manufacturing activity of $1.3 million to replenish drug inventories, stock-based compensation expense of $318 thousand, clinical costs of $4.3 million related to the Phase III trial with palifosfamide study and other costs of $696 thousand.

We expect our research and development expenses to increase as we start our pivotal Phase III palifosfamide and other studies for palifosfamide, darinaparsin and indibulin.

   Overview

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with pre-clinical animal studies, costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program basis.  Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors.  As a result, we cannot state the costs incurred for each of our oncology programs on a program-by-program basis.

In 2010, our clinical projects consisted primarily of a Phase III project for our lead product candidate palifosfamide.  This project was initiated during 2010.  The expenses incurred by us to third parties were $2.5 million and $3.1 million for the three and nine months ended September 30, 2010, respectively and $3.1 million for project to date.

Our future research and development expenses in support of our current and future programs will be subject to numerous uncertainties in timing and cost to completion.  We test potential products in numerous pre-clinical studies for safety, toxicology and efficacy.  We may conduct multiple clinical trials for each product.  As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products or indications.  Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product.  It is not unusual for pre-clinical and clinical development of each of these types of products to require the expenditure of substantial resources.

We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period

Phase 1	1 - 2 years
Phase 2	2 - 3 years
Phase 3	2 - 4 years

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others, the following:

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patents;

•	the number of patients that ultimately participate in the trials;

•	the duration of patient follow-up to ensure the absence of long-term product-related adverse events; and

•	the efficacy and safety profile of the product.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product.  Our inability to complete our programs in a timely manner or our failure to enter into appropriate collaborative agreements could significantly increase our capital requirements and could inversely impact our liquidity.  These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our product development strategy.  Our ability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

General and administrative expenses.  General and administrative expenses during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
($ in thousands)

General and administrative	$2,789	$1,339	$1,450	108%	$8,313	$4,754	$3,559	75%

General and administrative expenses for the three months ended September 30, 2010 increased by $1.5 million from the three months ended September 30, 2009.  The increase was primarily due to increased stock-based compensation of $450 thousand, salaries of $241 thousand, consulting of $157 thousand, legal and patent costs of $241 thousand and other costs of $362 thousand.  The increased general and administrative activity was related to support in preparation for new clinical studies.

General and administrative expenses for the nine months ended September 30, 2010 increased by $3.6 million from the nine months ended September 30, 2009.  The increase was primarily due to increased stock-based compensation of $1.6 million, salaries of $495 thousand, consulting of $410 thousand, legal and patent costs of $374 thousand, payments of $125 thousand upon achieving license related milestones and other costs of $539 thousand.  The increased general and administrative activity was related to support in preparation for new clinical studies.

We expect our general and administrative expenses to increase moderately due to increased activity to support the new clinical studies.
Other income (expense).  Other income (expense) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
($ in thousands)

Other income (expense), net	$7	$(1)	$8	-800%	$29	$1	$28	2800%
Change in fair value of warrants	(3,712)	(304)	(3,408)	-1121%	(2,663)	(520)	(2,143)	-412%

Total	$(3,705)	$(305)	$(3,400)		$(2,634)	$(519)	$(2,115)

The decrease in other income (expense) from the three months ended September 30, 2009 compared to the three months ended September 30, 2010 was due primarily to the increased non-cash expense recorded from the change in the fair value of liability-classified warrants.  The increased expense directly correlates with the Company’s increased stock price during the three months ended September 30, 2010.  Additionally, increased cash balances resulted in increased interest income.

The decrease in other income (expense) from the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010 was due primarily to the increased non-cash expense recorded from the change in the fair value of liability-classified warrants.  The increased expense directly correlates with the Company’s increased stock price during the nine months ended September 30, 2010.  Additionally, increased cash balances during the first nine months of 2010 resulted in increased interest income.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $66.5 million in cash and cash equivalents, compared to $48.8 million in cash and cash equivalents as of December 31, 2009.  We believe that our existing cash will be sufficient to fund our operations well into mid-2012. We expect that we will need additional financing to support our long-term plans for clinical trials and new product development.  We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that the Company is able to obtain will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Currently, we have no committed sources of additional capital.  Recently, capital markets have experienced a period of instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
($ in thousands)
Net cash provided by (used in):
Operating activities	$(13,911)	$(8,901)
Investing activities	(128)	(3)
Financing activities	31,671	4,605

Net increase (decrease) in cash and cash equivalents	$17,632	$(4,299)

Net cash used in operating activities was $13.9 million for the nine months ended September 30, 2010 compared to $8.9 million for the nine months ended September 30, 2009.  The $5.0 million increase was primarily due to an increase in the net loss from operations, caused by increased research and development activities, partially offset by increases in accrued liabilities, stock based compensation and change in fair value of warrants.

Net cash used in investing activities was $128 thousand for the nine months ended September 30, 2010 compared to $3 thousand for the nine months ended September 30, 2009.  The increase was due to increased purchases of property plant and equipment.

Net cash provided by financing activities was $31.7 million for the nine months ended September 30, 2010 compared to $4.6 million for the nine months ended September 30, 2009.  The increase of $27.1 million is attributable to a financing that resulted in $32.8 million of cash proceeds, in addition to stock option exercises partially offset by the re-purchase of common stock by the Company to cover taxes upon vesting of previously granted restricted stock awards.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At September 30, 2010, the Company’s accumulated deficit was approximately $112.0 million.  Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Internal costs associated with the development of palifosfamide and indibulin and our ability to secure further financing for darinaparsin development from a partner;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and

•	Other matters identified under Part II – Item 1A. “Risk Factors” below.

Working capital as of September 30, 2010 was $62.7 million, consisting of $66.8 million in current assets and $4.1 million in current liabilities. Working capital as of December 31, 2009 was $46.1 million, consisting of $49.2 million in current assets and $3.1 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating leases	$1,063	$417	$541	$105	$-
Royalty and license fees	1,625	25	300	800	500
Contract milestone payments	15,805	5,046	9,331	1,428	-
Total	$18,493	$5,488	$10,172	$2,333	$500

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York and our operations center in Boston, Massachusetts.  Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation.  The contract milestone payments relate to our CRO agreement with PPD Development, L. P.  The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies.  However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of September 30, 2010.

Off-balance sheet arrangements

During the nine months ended September 30, 2010 and 2009, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2009, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2010.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to our cash.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash.  We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain our cash in interest-bearing bank accounts in global banks, United States treasuries and other Government backed investments, which are subject to minimal interest rate risk.

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

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.   The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our quarterly report on Form 10-Q for the quarter ended September 30, 2010.  The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* We will require additional financial resources in order to continue on-going development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have never generated revenue and have incurred significant net losses in each year since our inception.  For the nine months ended September 30, 2010, we had a net loss of $20.8 million and we had incurred approximately $112.0 million of cumulative net losses since our inception in 2003.  We expect to continue to incur significant operating expenditures.  Although we took near-term cost cutting measures in 2009 aimed at preserving capital while we pursued sources of potential additional financing, further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of September 30, 2010, we had incurred approximately $112.0 million of cumulative net losses and had approximately $66.5 million of cash and cash equivalents.  Given our current plans for development of our product candidates, we anticipate that our cash resources will be sufficient to fund our operations well into mid-2012.  However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Specifically, we have commenced a registration trial for IV palifosfamide early in the third quarter of 2010.  We have estimated the sufficiency of our cash resources based on this trial design.  However, the actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. In addition to the amount and timing of expenses related to the IV palifosfamide registration trial, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights.

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

*Clinical trials are very expensive, time-consuming, and difficult to design and implement.

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

We have received “Orphan Drug” status for palifosfamide in both the United States and Europe, for darinaparsin in the United States and we are hopeful that we may be able to obtain “Fast Track” and/or additional Orphan Drug status from the FDA, Europe and Japan  for our product candidates.  Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously.  Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied.  Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation.  Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition and affords certain financial and market protection benefits to successful applicants.  However, there is no guarantee that any of our product candidates, other than palifosfamide, will be granted Orphan Drug status or will be granted Fast Track status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

OTHER RISKS RELATED TO OUR COMPANY

*We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws.  As a result, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements.  As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.  Sarbanes-Oxley generally requires that a public reporting company’s independent registered public accounting firm attest to the effectiveness of the company’s internal control over financial reporting as of the end of each fiscal year in the company’s Annual Report on Form 10-K.  While our management has not currently identified any material weaknesses in our internal control over financial reporting, there can be no assurance that we will not identify identified any material weaknesses during the current year or that our systems will be deemed effective when our independent registered public accounting firm reviews the systems during 2010 and tests transactions.  In addition, any updates to our finance and accounting systems, procedures and controls, which may be required as a result of our ongoing analysis of internal controls, or results of testing by our independent auditor, may require significant time and expense.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

 During the nine months ended September 30, 2010, we purchased 364,993 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.  The following table provides information about these purchases of restricted shares for the nine months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 30, 2010	15,283	$3.10
February 1 to 28, 2010	-	$-
March 1 to 31, 2010	-	$-
April 1 to 30, 2010	-	$-
May 1 to 31, 2010	-	$-
June 1 to 30, 2010	-	$-
July 1 to 31, 2010	-	$-
August 1 to 31, 2010	-	$-
September 1 to 30, 2010	349,710	$3.95
Total	364,993

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information

 Not applicable.

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

/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: November 4, 2010

/s/ Richard E. Bagley
Richard E. Bagley President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated November 4, 2010

EXHIBIT INDEX

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*	Filed herewith