Form 10-K
period 2010-12-31
ZIOPHARM ONCOLOGY INC
filed 2011-03-01
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $119,180,568 as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the registrant’s common stock as reported on the NASDAQ Capital Market on that date. Shares of common stock held by each executive officer and director of the registrant and by each entity that owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2011, there were 65,753,629 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2011 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

PART I

Item 1. Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse portfolio of in-licensed cancer drugs that can address unmet medical needs. Our principal focus has been on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous (“IV”) and/or oral dosing. Our clinical programs for our small molecule candidates include palifosfamide (ZymafosTM or ZIO-201) darinaparsin (ZinaparTM or ZIO-101) and indibulin (ZybulinTM or ZIO-301). Pursuant to a partnering arrangement with Intrexon Corporation, we are also now developing novel DNA-based biotherapeutics. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, including with respect to two existing product candidates of Intrexon. The first lead product, INXN 3001/1001, is currently in a Phase Ib study (that we are now conducting/sponsoring) and we expect to submit an Investigational New Drug (“IND”) application to the Food and Drug Administration (“FDA”) with respect to the second, INXN 2001/1001, during the first half of 2011. We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio utilizing our global capabilities to translate science to the patient.

We believe that our strategy will result in expedited drug development programs with product candidates having a low cost of manufacturing to address changing reimbursement requirements around the world. We are currently in Phase I, II, and/or Phase III studies for our product candidates with a particular emphasis on completing a global palifosfamide pivotal Phase III trial to support registration in combination with doxorubicin in the front-line setting of soft tissue sarcoma.

More detailed descriptions of palifosfamide, darinaparsin and indibulin, INXN 3001/1001 and INXN 2001/1001, and our clinical development plans for each, are set forth in this report under the caption “Business — Product Candidates.”

We were originally incorporated in Colorado in September 1998 (under the name Net Escapes, Inc.) and later changed our name to “EasyWeb, Inc.” in February 1999. Following reincorporation in Delaware in May 2005 under the same name, we completed a “reverse” acquisition of privately held ZIOPHARM, Inc., a Delaware corporation on September 13, 2005. Although EasyWeb, Inc. was the legal acquirer in the transaction, we accounted for the transaction as a reverse acquisition under generally accepted accounting principles. As a result, ZIOPHARM, Inc. became the registrant with the SEC and the historical financial statements of ZIOPHARM, Inc. became our historical financial statements.

Our executive offices are located at 1180 Avenue of the Americas, 19th Floor, New York, NY 10036, and our telephone number is (646) 214-0700. Our internet site is www.ziopharm.com. None of the information on our internet site is part of this report.

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

According to Cancer Statistics 2010 (published by the American Cancer Society in Cancer Facts & Figures 2011), it was estimated that 569,490 Americans would die from cancer in 2010 — more than 1,500 each day. The cost of treating cancer is significant. The National Institute of Health estimates that the overall cost of cancer in 2008 was $263.8 billion. This cost included an estimate of $102.8 billion in direct medical expenses and $160.9 billion in indirect mortality costs.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, and chemotherapy; the latter including newer approaches generally referred to as anti-angiogenic, vascular disruption or targeted therapies. Also associated with the treatment of cancer is supportive care. While there are also hundreds of experimental treatments under investigation, including DNA and other immunological based therapies, we believe cancer treatment will remain a significant unmet medical need for the foreseeable future.

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

Immunological and DNA-based approaches:  With the approval of Dendreon’s PROVENGE® for prostate cancer, an immune based approach to treating cancer has been validated and a number of additional strategies that are DNA-based, including the approach by Intrexon Corporation, are in clinical progress, opening up a very promising new avenue to treat cancer.

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

Product Candidates

ZIO-101, Darinaparsin, ZinaparTM

General.  Darinaparsin is an anti-mitochondrial (organic arsenic) compound covered by issued patents and pending patent applications in the U.S. and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox®] or “ATO”) has been approved in the United States, the European Union and Japan for the treatment of acute promyelocytic leukemia, a precancerous condition. In the United States, ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. ATO carries a “black box” warning for ECG abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block. QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than ATO, particularly with regard to cardiac toxicity.

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

Potential Lead Indication: Lymphoma.  Three Phase II intravenous studies of IV darinaparsin evaluating hematological malignancies, myeloma and liver cancer, have been completed and data from these trials has been reported, the most promising being in lymphomas and particularly in peripheral T-cell lymphoma.

Clinical Development Plan for darinaparsin:  Phase I testing of the intravenous (IV) form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase II studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of the American Society of Clinical Oncology (“ASCO”), we reported favorable results from the trial with IV-administered darinaparsin in lymphoma, particularly peripheral T-cell lymphoma. We have initiated a Phase I study of darinaparsin with the combination treatment regimen called “CHOP”, which is standard of care for front-line peripheral T-cell lymphoma (“PTCL”), as a basis to address the front-line setting of PTCL. Subject to FDA review, we presently plan to initiate a two-stage potentially pivotal trial likely in certain relapsed patients later this year. A Phase I trial for an oral form of darinaparsin is currently in progress and, upon completion, we anticipate conducting a Phase II study in solid tumors that would build upon recently reported preclinical work in which darinaparsin had a significant cytotoxic and radiosensitizing effect against different cancer cells under both normal and hypoxic conditions.

We have obtained Orphan Drug Designation for darinaparsin in the United States for the treatment of PTCL and have received a positive recommendation from the Committee for Orphan Medicinal Products (COMP) within the European Medicines Agency (EMA) for designation as an orphan medicinal product for the same indication.

ZIO-201, Palifosfamide, ZymafosTM

General.  Palifosfamide, or isophosphoramide mustard (“IPM”), is a proprietary active metabolite of the pro-drug ifosfamide. Ifosfamide, like the related drugs cyclophosphamide and bendamustine, is a DNA alkylating agent, which is a form of cancer therapy to treat a wide range of solid tumors and hematological malignancies. We believe that cyclophosphamide is the most widely used alkylating agent in cancer therapy, with significant use in the treatment of breast cancer and non-Hodgkin’s lymphoma. Bendamustine has been recently approved and successfully launched by Cephalon Oncology in the U.S. and Europe to treat certain hematological malignancies. Ifosfamide has been shown to be effective in the treatment of sarcoma and lymphoma, either by itself or in combination with other anticancer agents. Ifosfamide is approved by the FDA as a treatment for testicular cancer while ifosfamide-based treatment is a standard of care for sarcoma, although it is not approved for this indication by the FDA.

Our preclinical studies have shown that, in animal and laboratory models, palifosfamide evidences activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because palifosfamide is the active metabolite — without acrolein or chloroacetaldehyde metabolites — we believe that the administration of palifosfamide (without the administration of mesna) may avoid many of the toxicities of ifosfamide without compromising efficacy.

In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. Moreover, in some preclinical studies, palifosfamide has evidenced activity against ifosfamide- and/or cyclophosphamide-resistant cancer cell lines. Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Lead Indications for palifosfamide: Sarcoma.  Sarcomas are cancers of the bone, cartilage, fat, muscle, blood vessels, or other connective or supportive tissue. There are more than 50 histological or tissue types of soft tissue sarcomas but with considerable homogeneity when the disease is metastatic. The prognosis for patients with soft tissue sarcoma depends on several factors, including the patient’s age, size of the primary tumor, histological grade, and stage of the tumor. Factors associated with a poorer prognosis include being older than 60 years of age, having tumors larger than five centimeters, and having tumors of high-grade histology. While small, low-grade tumors are usually curable by surgery alone, the higher-grade or larger sarcomas are associated with higher local treatment failure rates and increased metastatic potential.

Intravenous palifosfamide may be a useful agent that, either alone or in combination with other agents and doxorubicin in particular, may deliver therapeutic activity with fewer side effects of the type that have been associated with ifosfamide. In the United States, ifosfamide is regularly included in combination regimens for the treatment of sarcomas, testicular cancers, head and neck cancer, certain types of non-Hodgkin’s lymphomas, and other solid tumors including small-cell lung cancer (“SCLC”), although it is not formally approved by FDA for the treatment of soft tissue sarcoma. Doxorubicin, approved decades ago, is the only FDA-approved treatment for sarcoma. The Company believes that palifosfamide in combination with doxorubicin may be more effective than doxorubicin alone and with a far improved safety profile over the combination of ifosfamide use with doxorubicin.

Small-Cell Lung Cancer.  SCLC is almost exclusively associated with smoking. Similar to sarcoma, standard of care for SCLC, which is etoposide and platinum therapy, has changed little in decades. Published studies of ifosfamide in combination with standard of care have evidenced enhanced efficacy but also with enhanced side effects, providing for an unfavorable benefit to risk association. We believe that combining palifosfamide with standard of care could offer a separation of enhanced efficacy from increased toxicity. An oral form of administration, for STS or SCLC as well as other solid tumors, could also offer a significant advancement to current therapy.

Clinical Development Plan for palifosfamide.  Following completion of Phase I study, we completed Phase II testing of the intravenous form of palifosfamide as a single agent to treat advanced sarcoma. In both Phase I and Phase II testing, palifosfamide has been administered without the “uroprotectant” mesna, and the toxicities associated with acrolein and chloroacetaldehyde have not been observed. We reported clinical activity of palifosfamide when used alone in the Phase II study addressing advanced sarcoma. Following review of preclinical combination studies, clinical data, and discussion with sarcoma experts, we initiated a Phase I dose escalation study of palifosfamide in combination with doxorubicin primarily in patients with soft tissue sarcoma. We reported favorable results and safety profile from this study at ASCO’s 2009 annual meeting. In light of reported favorable Phase II clinical activity data and with the combination being well tolerated in the Phase I trial, we initiated a Phase II randomized controlled trial (“PICASSO”) in the second half of 2008 to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable soft tissue sarcoma. The study generated positive top line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by the Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was also selected for “Best of ASCO.” In July 2010, we announced the initiation of a worldwide registration trial on a protocol design developed through a FDA End of Phase II meeting and the Special Protocol Assessment (SPA) process. Although we did engage in the SPA process, we, with guidance from the FDA, elected to initiate the trial without having obtained SPA agreement from the FDA. The Phase III trial is in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. The study is designed to evaluate the safety and efficacy of palifosfamide administered with doxorubicin compared with doxorubicin administered with placebo, with no cross-over between the arms. Progression-free survival is the primary endpoint for accelerated approval, with overall survival as the primary endpoint for full approval. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of soft tissue sarcomas. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. To date, we have experienced slower than anticipated enrollment in the PICASSO 3 trial and have recently taken steps to accelerate patient enrollment and address shortages of doxorubicin, a drug that is necessary for conduct of the trial.

We have also initiated a Phase I trial with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a subsequent randomized trial in front-line small-cell lung cancer (“SCLC”). An oral form of palifosfamide has been the subject of preclinical studies necessary for an Investigational New Drug (“IND”) application to support commencing Phase I study. Based on an initial review, FDA has requested, among other things, that we repeat a study in order to support the current protocol, a request under review by the Company. Accordingly, commencement of the study will be delayed pending resolution. We had previously expected that oral palifosfamide would enter Phase I study in the first quarter of 2011.

ZIO-301, Indibulin, ZybulinTM

General.  Indibulin is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that we acquired from Baxter Healthcare in 2006 and is the subject of numerous patents worldwide, including the United States, the European Union and Japan. The microtubule component, tubulin, is one of the more well established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of marketed IV anticancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol®), docetaxel (Taxotere®), the Vinca alkaloid family members, vincristine and vinorelbine, and new classes of tubulin inhibitors including the epothilones. This class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

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

Clinical Development Plan for Indibulin.  Indibulin, as a single agent, has completed a Phase I study in patients with advanced solid tumors. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I combination studies were initiated with TarcevaTM and XelodaTM, respectively. Favorable activity and safety profile of oral indibulin with oral XelodaTM were reported at ASCO’s annual meeting in May 2009. Preclinical work with our consultant, Dr. Larry Norton, to explore dose scheduling for the clinical setting have been completed, with results supporting the recently initiated Phase I safety trial necessary for a Phase II breast cancer trial and using the mathematical dosing schedule established preclinically. We have recently modified the dosage form to be able to administer a smaller number of capsules and expect to substitute the new dosage form into our ongoing Phase I trial in the first quarter of this year.

INXN 3001/1001 (or DC-RTS-IL-12) and INXN 2001/1001 (or Ad-RTS-IL-12)

General.  On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon Corporation pursuant to which we plan to supplement our small molecule drug development efforts by pursuing the development and commercialization of novel DNA-based therapeutics in the field of cancer treatment using Intrexon’s Rheoswitch® and UltraVector® synthetic biology technologies. The channel partnering arrangement contemplates our using Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of INXN 3001/1001 and INXN 2001/1001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. See “License Agreements, Intellectual Property and Other Agreements — Exclusive Channel Partner Agreement with Intrexon Corporation” below. INXN 3001/1001 (or DC-RTS-IL-12) and INXN 2001/1001 (or Ad-RTS-IL-12)

are the two existing clinical-stage products currently in development under this channel partnering arrangement. Under the arrangement, Intrexon assigned to us all regulatory filings and approvals relating to the two product candidates and we assumed sponsorship of the ongoing clinical trials of INXN 3001/1001.

Clinical Development Plan for INXN 3001/1001 and INXN 2001/1001.  INXN 3001/1001 is in a Phase Ib trial in the U.S. and employs intratumoral injection of modified dendritic cells from each patient (INXN-3001) and oral dosing of an activator ligand (INXN-1001) to turn on in vivo expression of interleukin-12 (“IL-12”). INXN-3001/1001 uses the RheoSwitch Therapeutic System (RTSTM) to control the timing and level of transgene expression for gene and cell therapy. RTSTM functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells, which are transduced with a replication-deficient adenoviral vector carrying the IL-12 gene under the control of the RTSTM and in this study injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTSTM is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

The activator ligand has been the subject of a number of preclinical, safety and pharmacology studies under FDA and ICH guidelines. Preclinical studies in the B16 mouse melanoma model consistently induced regression of established melanoma lesions, both in those directly injected and those elsewhere in the body. Preclinical studies have shown DC-RTS-IL-12, in combination with INXN-1001, to have strong activity against a broad array of cancers, including brain, colon, renal, and pancreatic cancers and melanoma.

A Phase Ia clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side effects being dysgeusia (impairment of taste) and throat irritation. In the subsequent Phase Ib trial, which is now ongoing in patients with advanced melanoma, one patient reported a severe adverse event that constitutes a dose limiting toxicity (DLT). According to the protocol, additional patients are being evaluated to determine if the dose escalation will continue or the maximum tolerated dose has been reached. Among the first four patients treated, one patient demonstrated an overall partial response and a second demonstrated a response in some lesions. The Phase Ib trial has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles.

INXN 2001/1001 is the basis of an IND application that we expect to submit during the first half of 2011 and we expect INXN 2001/1001 to enter the clinic along the same time frame, also targeting treatment of patients with late-stage malignant melanoma.

We intend to evaluate both INXN 3001/1001 and INXN 2001/1001 with the intent either to further develop both candidates or to select one of the two candidates for further study. INXN 2001/1001 is identical to INXN 3001/1001 except that the autologous dendritic cell component (INXN-3001) is omitted. Both product candidates are targeted for further development in different indications.

Competition

The development and commercialization for new products to treat cancer, including for both the targeted indications of STS for palifosfamide and PTCL for darinaparsin, is highly competitive, and considerable competition exists from major pharmaceutical, biotechnology, and specialty cancer companies. Several of our competitors have access to substantially greater financial and technical resources than we do and, even if we are successfully developing and commercializing palifosfamide and/or darinaparsin, these competitors have or can market products that could adversely impact the commercial success or potential of commercial success of these product candidates. In addition, many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies, and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees and their retention is intense, particularly as companies adjust to the current economic environment.

Other treatments for cancer that compete with our product candidates are summarized under the caption “Cancer Treatments.”

License Agreements, Intellectual Property and Other Agreements.

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

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock. In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an IND for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase I clinical trials in 2007. The Company recorded $120 thousand of stock based compensation expense related to the vesting in 2007. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”). In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase I clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the Registrant-sponsored Phase II clinical trial for darinaparsin. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. In addition, the Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights. The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, the Company expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase II milestones during the year ended December 31, 2006. Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. There were no payments made during 2009. In December 2010, the Company expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase III milestones. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.

License Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2008, 2009 and 2010. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (“Intrexon”) that governs a “channel partnering” arrangement in which the Company will use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of INXN 3001/1001 and INXN 2001/1001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Cancer Program”). The Channel Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (“ZIOPHARM Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the Cancer Program including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Among other things, Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing, costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a Stock Purchase Agreement with Intrexon, which is described under the caption “Intrexon Corporation Private Placement and Equity Commitment” below.

During the first 24 months of the agreement, either the Company or Intrexon may terminate the Channel Agreement in the event of a material breach by the other and Intrexon may terminate the Channel Agreement under certain circumstances if the Company assigns its rights under the Channel Agreement without Intrexon’s consent. Following the first 24 months of the agreement, Intrexon may also terminate the Channel Agreement if the Company fails to use diligent efforts to develop and commercialize ZIOPHARM Products or if the Company elects not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, the Company may voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon.

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	is being commercialized by the Company;
•	has received regulatory approval;
•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	is the subject of at least an ongoing Phase II clinical trial (in the case of a termination by Intrexon due to a ZIOPHARM uncured breach or a voluntary termination by the Company), or an ongoing Phase I clinical trial in the Field (in the case of a termination by the Company due to an Intrexon uncured breach or a termination by Intrexon following an unconsented assignment by the Company or the Company’s election not to pursue development of a Superior Therapy).

The Company’s obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009. During 2010, the agreement was extended through April 7, 2011. The Company expensed $240 thousand during the years ended December 31, 2009 and 2010 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

Patents and Other Intellectual Property Rights and Protection.

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

INXN 3001/1001 and INXN 2001/1001

The patent estate licensed to us by Intrexon covering INXN 3001/1001 and INXN 2001/1001 compositions, methods of use and methods of manufacture includes U.S. and foreign issued patents and pending patent applications of Intrexon that are reasonably required or useful for us to conduct the Cancer Program set forth in the Channel Agreement, including but not limited to U.S. and foreign patents and patent applications directed towards in vivo expression of effectors. The earliest expiration dates of the licensed patents will be in 2019. Intrexon has the sole right to file, prosecute and maintain the licensed patents and patent applications.

Intrexon Corporation Private Placement and Equity Commitment

On January 6, 2011, and in conjunction with our execution and delivery of the Channel Agreement with Intrexon Corporation, we entered into a Stock Purchase Agreement with Intrexon pursuant to which Intrexon agreed to purchase 2,426,235 shares of our common stock at a purchase price equal to $4.80 per share. At the same time, we agreed to issue to Intrexon 3,636,926 additional shares of our common stock at a purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement. Upon satisfaction of customary closing conditions, the closing of the purchase and sale of these shares occurred on January 12, 2011 and we received cash proceeds from the sale of approximately $11.6 million. We have also agreed to issue additional shares of our common stock to Intrexon upon dosing of the first patient in a ZIOPHARM-conducted Phase II clinical trial in the United States, or similar study as we and Intrexon may agree in a country other than the United States, of a product that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. Upon satisfaction of such contingency, we have agreed to issue to Intrexon 3,636,926 additional shares of our common stock for a purchase price equal to the $0.001 par value of such shares, which price will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement. Pursuant to a Registration Rights Agreement, we have agreed to file a registration statement with the SEC registering the resale of the shares that we have issued or may issue to Intrexon under the Stock Purchase Agreement.

Under the Stock Purchase Agreement, if requested by the Company and subject to certain restrictions and limitations, Intrexon has agreed to purchase securities in conjunction with future securities offerings conducted by us that constitute “Qualified Financings” and that are conducted while the Exclusive Channel Partner Agreement remains in effect. For this purpose, a “Qualified Financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $10,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or we agree to register the resale of such shares. In conjunction with a Qualified Financing, Intrexon has committed to purchase up to 19.99% of the securities issued and sold by us therein (such amount to be calculated exclusive of Intrexon’s purchase). Intrexon will not be obligated to purchase securities in a Qualified Financing unless we are then in substantial compliance with our obligations under the Channel Agreement and, with respect to a Qualified Financing that is completed following January 6, 2012, we confirm our intent that 40% of the net offering proceeds (the “Use of Proceeds Commitment Amount”) shall have been spent, or in the next year will be spent, by us under the Channel Agreement. In the case of a Qualified Financing that is completed after January 6, 2013, Intrexon’s purchase commitment will be further limited to an amount equal to 50% of the Use of Proceeds Commitment Amount. Intrexon’s aggregate purchase commitment for all future Qualified Financings is capped at $50,000,000. On February 1, 2011, we amended the Stock Purchase Agreement to clarify that if Intrexon voluntarily elects to purchase securities in a Qualified Financing in which we do not request that Intrexon participate, the aggregate purchase price paid by Intrexon for such securities will be applied against and reduce the then remaining maximum amount of Intrexon's $50,000,000 aggregate equity purchase commitment. As a result of Intrexon’s purchase of securities in our February 2011 public offering, the remaining maximum amount of Intrexon’s equity purchase commitment is approximately $39.0 million.

Also pursuant to the Stock Purchase Agreement, the Company elected Randal J. Kirk, Chairman and Chief Executive Officer of Intrexon, as a member of our Board of Directors. In addition, we have agreed that at each stockholders’ meeting at which directors are to be elected, we have agreed nominate and recommend for election to the Board of Directors an individual designated by Intrexon, provided that the Board of Directors determines that he or she is a suitable candidate. If Intrexon’s designee is not elected to the Board of Directors by our stockholders, then, at Intrexon’s election, such designee will be entitled to attend all Board of Directors and committee meetings as an observer subject to certain conditions and limitations. At such time as Intrexon controls 20% or more of our stock, we have agreed to cause a second individual designated by Intrexon to be elected to the Board of Directors and, so long thereafter as Intrexon continues to control 20% or more of our stock, at each stockholders’ meeting at which directors are to be elected, we have agreed to nominate and recommend for election to the Board of Directors a second individual designated by Intrexon, provided that such second designee is an “independent director” under Nasdaq’s listing standards and that the Board of Directors determines that he or she is a suitable candidate. The rights of Intrexon to designate director nominees discussed above will terminate upon the termination of the Channel Agreement or upon an earlier sale of the Company.

The Stock Purchase Agreement contains a standstill provision pursuant to which, among other things, Intrexon has agreed that, for a period of three years, subject to certain exceptions and unless invited in writing by us to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of our securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; provided that the Intrexon director designees, in their capacity as directors, may fully exercise their rights and duties as directors of the Company including freely communicating with the Company’s executive management and Board of Directors; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. Among other things and subject to certain exceptions, the standstill restrictions do not apply to the future purchase by Intrexon and/or its affiliates of up to 10% of the number of shares of our common stock then issued and outstanding in addition to the shares issuable pursuant to the Stock Purchase Agreement.

CRO Services Agreement with PPD Development, L. P.

The Company and PPD Development, L. P. (“PPD”) are parties to a master clinical research organization services agreement dated January 29, 2010 and a related work order dated June 25, 2010 under which PPD provides clinical research organization (“CRO”) services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $21.5 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America.

Governmental Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and it’s implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

Drug Approval Process.  None of our drugs may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

•	Preclinical laboratory tests, animal studies, and formulation studies;
•	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
•	Submission to the FDA of NDA or BLA;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or “cGMPs”; and
•	FDA review and approval of the NDA or BLA.

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

The NDA or BLA application is the vehicle through which investigational drug sponsors formally propose that the FDA approve a new pharmaceutical agent to be marketed and sold in the U.S. The data gathered during the animal studies and human clinical trials of an IND become part of the NDA or BLA.

The goals of the NDA/BLA are to provide enough information to permit FDA to reach the following key decisions:

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

Before approving an NDA or BLA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA or BLA and the manufacturing facilities and deems them to be acceptable, the FDA may issue an approval letter, or in many cases, a complete response letter followed subsequently by an approval letter. The complete response letter contains the conditions that must be met in order to secure final approval of the NDA or BLA. When and if those conditions have met with the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA/BLA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

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

Post-approval Requirements.  Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: (1) report certain adverse reactions to the FDA; (2) comply with certain requirements concerning advertising and promotional labeling for their products; and (3) continue to have quality control and manufacturing procedures conform to cGMP. The FDA periodically inspects the sponsor’s records relating to safety reporting and/or manufacturing facilities; this latter effort includes assessment of cGMP compliance. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

Employees

As of February 16, 2011, we had 32 full time employees and one part time employee.

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

We have never generated revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2010, we had a net loss of $32.7 million and we had incurred approximately $123.8 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon Corporation, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;
•	Scale-up the formulation and manufacturing of our product candidates;
•	Seek regulatory approvals for product candidates;
•	Implement additional internal systems and infrastructure; and
•	Hire additional personnel.

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of palifosfamide, further progress with the development of our other candidates may be significantly delayed and may depend on the success of our ongoing clinical trial involving palifosfamide.

Other than the Intrexon Corporation equity purchase commitment (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Recent Financing Transactions — Intrexon Corporation Private Placement and Equity Commitment”), we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of December 31, 2010, we had incurred approximately $123.8 million of cumulative net losses and had approximately $60.4 million of cash and cash equivalents. Taking into account our receipt of approximately $11.6 million in net proceeds from our January 2011 sale of common stock to Intrexon Corporation pursuant to a private placement transaction and approximately $59.4 million in net proceeds from our February 2011 public offering of common stock, and given our current plans for development of our product candidates, we anticipate that our cash resources will be sufficient to fund our operations until late 2012. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Specifically, we commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010. We have estimated the sufficiency of our cash resources based in part on this trial design and our timing expectations for enrollment in the study. In addition, our forecast anticipates the initiation of a two-stage potentially pivotal trial for the study of darinaparsin for the treatment of PTCL, likely in certain relapsed patients. We also recently assumed responsibility for two product candidates under our exclusive channel partnership with Intrexon Corporation and we expect that the costs associated with these additional product candidates will increase the level of our overall research and development expenses significantly going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we have only recently assumed development responsibility for these products and the actual costs associated therewith may be significantly in excess of forecast amounts. In addition to these factors our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process itself is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	Unforeseen safety issues;
•	Determination of dosing issues;
•	Lack of effectiveness during clinical trials;
•	Slower than expected rates of patient recruitment and enrollment;
•	Inability to monitor patients adequately during or after treatment;
•	Inability or unwillingness of medical investigators to follow our clinical protocols; and
•	Regulatory determinations to temporarily or permanently cease enrollment for other reasons not related to patient safety.

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010. The trial is in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. To date, the Company has experienced slower than anticipated enrollment in the trial due in part to the timing of regulatory approvals for opening trials sites and unanticipated contractual delays attributable to international healthcare budgetary constraints. The Company has taken steps to accelerate patient enrollment in order to meet its previous forecasted timeline for full enrollment by the end of 2011, including utilizing significantly more trial sites in the United States and elsewhere. However, the Company cannot assure that it will be able to enroll sufficient numbers of patients in the PICASSO 3 trial to meet its previous forecast for full enrollment. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. Also affecting the enrollment and pace of the study is a recent limited supply of doxorubicin necessary for the trial. If the Company cannot accelerate enrollment in the PICASSO 3 study to meet its forecasted timeline, if limited supply of doxorubicin prevents treatment of patients in the trial, or the trial is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also “Risk Factors — Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

We have received “Orphan Drug” status for palifosfamide in both the United States and Europe, for darinaparsin in the United States and pending final notification in Europe and we are hopeful that we may be able to obtain “Fast Track” and/or additional Orphan Drug status from the FDA, Europe and certain other countries for our product candidates. Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied. Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition affecting fewer than 200,000 patients in the U.S. and affords certain financial and market protection benefits to successful applicants. There is no guarantee that any of our other product candidates will be granted Orphan Drug status or will be granted Fast Track status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submission or in the conduct of these trials. For example, the Phase Ia study of INXN 3001/1001 was previously placed on clinical hold for safety concerns relating to intra-patient dose escalation. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

We may not be able to commercialize any products, generate significant revenues, or attain profitability.

To date, none of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for, and commercialize potential drug candidates is long, complex, and costly. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Even if we obtain regulatory approval for one or more of our product candidates, if we are unable to successfully commercialize our products, we may not be able to generate sufficient revenues to achieve or maintain profitability, or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

The technology on which our channel partnering arrangement with Intrexon Corporation is based is early stage technology in the field of human oncologic therapeutics.

Our exclusive channel partnership with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The in vivo effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with INXN 3001/1001 currently in a Phase Ib study and INXN 2001/1001 the basis of an IND application that we expect to submit during the first half of 2011. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth in this report that apply to our small molecule drug candidates, which are various stages of development, also apply to product candidates that we seek to develop under our exclusive channel partnership with Intrexon.

We will incur additional expenses in connection with our exclusive channel partnering arrangement with Intrexon Corporation.

The in vivo effector platform in which we have acquired rights for cancer from Intrexon includes two existing product candidates, with INXN 3001/1001 currently in a Phase Ib study and INXN 2001/1001 the basis of an IND application that we expect to submit during the first half of 2011. Upon entry into the exclusive channel partnership with Intrexon we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added headcount in part to support our exclusive channel partnership endeavors and are opening a small office in the greater Washington D.C. area, which will add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources set forth elsewhere in this report takes into account our plans to develop the Intrexon products, we have only recently assumed development responsibility for these products and the actual costs associated therewith may be significantly in excess of forecast amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

Our operations have been limited to organizing and staffing our Company, acquiring, developing, and securing our proprietary product candidates, and undertaking preclinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer and Chief Medical Officer, Richard Bagley, our President, Chief Operating Officer and Chief Financial Officer, and our principal scientific, regulatory, and medical advisors. Dr. Lewis’ and Mr. Bagley’s employment are governed by written employment agreements that provide for terms that expire in January 2013 and July 2011, respectively. Dr. Lewis and Mr. Bagley may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Lewis and Mr. Bagley, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

We currently carry clinical trial insurance and product liability insurance. However, an inability to renew our policies or to obtain sufficient insurance at an acceptable cost could prevent or inhibit the commercialization of pharmaceutical products that we develop, alone or with collaborators.

RISKS RELATED TO THE CLINICAL TESTING, REGULATORY APPROVAL AND MANUFACTURING OF OUR PRODUCT CANDIDATES

If we are unable to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer.

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application or Biologics License Application (“BLA”), demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity, and novelty of the product candidate, and will require substantial resources for research, development, and testing. We cannot predict whether our research, development, and clinical approaches will result in drugs that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	Delay commercialization of, and our ability to derive product revenues from, our product candidates;
•	Impose costly procedures on us; and
•	Diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or BLA’s. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Although individuals within our company have experience working with biologic product candidates, to date we as a company have not had any interactions with FDA’s Center for Biologics Evaluation and Research, and our submission of the IND for INXN 2001/1001 will be our first biologic IND. Failure to obtain FDA approval for our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any potential revenue source, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate or that we will obtain FDA approval if we are able to do so.

In foreign jurisdictions, we similarly must receive approval from applicable regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit an NDA or BLA to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates. FDA normally expects two randomized, well controlled Phase III pivotal studies in support of approval of an NDA or BLA. Our PICASSO 3 trial, even if successful, may not be sufficient to support approval and we may be required to conduct additional pivotal trials of palifosfamide in soft tissue sarcoma in order to obtain NDA approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for the indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs or BLA’s with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Because we are dependent upon clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

We materially rely upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed.

Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We do not have experience in drug formulation or manufacturing of drugs or biologics and do not intend to establish our own manufacturing facilities. Although we will work closely with and rely upon Intrexon on the manufacturing and scale-up of Intrexon product candidates, we lack the resources and expertise to formulate or manufacture our own product candidates. We currently are contracting for the manufacture of our product candidates. We intend to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If a product candidate we develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors or Intrexon to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to formulate and manufacture our products in the volume and of the quality required to meet our clinical needs and commercial needs, if any.
•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

We currently have no marketing, sales, or distribution capabilities. If and when we become reasonably certain that we will be able to commercialize our current or future products, we anticipate allocating resources to the marketing, sales and distribution of our proposed products in North America and in certain other countries; however, we cannot assure that we will be able to market, sell, and distribute our products successfully. Our future success also may depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities and to encourage the collaborator’s strategic interest in the products under development, and such collaborator’s ability to successfully market and sell any such products. Although we intend to pursue certain collaborative arrangements regarding the sale and marketing of certain of our products, there are no assurances that we will be able to establish or maintain collaborative arrangements or, if we are able to do so, whether we would be able to conduct our own sales efforts. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	Developing drugs and biopharmaceuticals;
•	Undertaking preclinical testing and human clinical trials;
•	Obtaining FDA and other regulatory approvals of drugs and biopharmaceuticals;
•	Formulating and manufacturing drugs and biopharmaceuticals; and
•	Launching, marketing, and selling drugs and biopharmaceuticals.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably.

We cannot predict the impact on our business of any legislation or regulations that may be adopted in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

To date, we have exclusive rights to certain U.S. and foreign intellectual property with respect to our small molecule product candidates and with respect to the Intrexon technology, including the existing Intrexon product candidates. Under the Channel Agreement, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we and Intrexon will file additional patent applications both in the U.S. and in other countries. However, we cannot predict or guarantee:

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

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. The U.S. Congress is considering patent reform legislation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Congress, the federal courts, and the PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the rejection of claims in our patent applications. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. In addition, our own earlier filed patents and applications or those of Intrexon may limit the scope of later patents we obtain or may result in the rejection of claims in our later filed patent applications. If third parties filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

In order to protect or enforce patent rights, we or Intrexon may initiate patent infringement litigation against third parties. Similarly, we may be sued by others for patent infringement. We also may become subject to proceedings conducted in the U.S. Patent and Trademark Office, including interference proceedings to determine the priority of inventions, or reexamination proceedings. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions having such proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel away from their normal responsibilities.

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Patents do not protect its owner from a claim of infringement of another owner’s patent. Therefore, our patent position cannot and does not provide any assurance that we are not infringing the patent rights of another.

The patent landscape in the field of novel DNA biotherapeutics, which we are pursuing under our exclusive channel partnership with Intrexon, is particularly complex. We are aware of numerous U.S. and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of novel DNA biotherapeutics, including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Intrexon is early-stage technology and we are just beginning the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of novel DNA biotherapeutics and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

If a claim for patent infringement is asserted, there can be no assurance that the resolution of the claim would permit us to continue marketing the relevant product on commercially reasonable terms, if at all. We may not have sufficient resources to bring these actions to a successful conclusion. If we do not successfully defend any infringement actions to which we become a party or are unable to have infringed patents declared invalid or unenforceable, we may have to pay substantial monetary damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay commercialization and development of the affected products.

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

If we breach any of the agreements under which we license rights to products or technology from others, we could lose license rights that are material to our business or be subject to claims by our licensors.

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our agreement with Intrexon. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of potential products and result in time-consuming and expensive litigation or arbitration. On termination we may be required to license to the licensor any related intellectual property that we developed.

In addition, in certain cases, the rights licensed to us are rights of a third party licensed to our licensor. In such instances, if our licensors do not comply with their obligations under such licenses, our rights under our license agreements with our licensor may be adversely affected.

OTHER RISKS RELATED TO OUR COMPANY

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses that we would not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls. Sarbanes-Oxley generally requires that a public reporting company’s independent registered public accounting firm attest to the effectiveness of the company’s internal control over financial reporting as of the end of each fiscal year in the company’s Annual Report on Form 10-K. In addition, any updates to our finance and accounting systems, procedures and controls, which may be required as a result of our ongoing analysis of internal controls, or results of testing by our independent auditor, may require significant time and expense. As a company with limited accounting resources, a significant amount of management’s time and attention has been and would be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

Management is working to continuously monitor and improve internal controls and has set in place controls to mitigate the potential segregation of duties risk. In the event significant deficiencies or material weaknesses are indentified in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the Securities and Exchange Commission. This would likely have an adverse affect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Capital Market, which would severely limit the liquidity of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt, and limit who may call a special meeting of stockholders. In addition, Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with a party that owns at least 15% of its common stock unless the business combination is approved by the company’s board of directors before the person acquires the 15% ownership stake or later by its board of directors and two-thirds of its stockholders. In connection with our January 12, 2011 issuance of shares of common stock to Intrexon Corporation in a private placement transaction (see “Management Discussion and Analysis of Financial condition and Results of Operations — Intrexon Corporation Private Placement and Equity Commitment”), our board of directors waived the Section 203 prohibition with respect to a future business combination with Intrexon Corporation. However, the Stock Purchase Agreement governing such issuance contains a standstill provision that generally prohibits Intrexon from seeking, initiating, offering or proposing to effect such a transaction with our inviting them to do so. Section 203 and this standstill provision could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 1180 Avenue of the Americas, 19th Floor, New York, NY 10036. The New York office space is subject to a four-year lease agreement that expires in June 2014. Under the terms of the lease, we lease approximately 2,580 square feet and are required to make monthly rental payments of approximately $12 thousand through the remainder of the term of the lease. We also maintain business and development operations in Boston, Massachusetts in an office facility that occupies approximately 11,000 square feet. The Boston office space consists of two floors (floors two and three) which are leased pursuant to two separate lease agreements. The second floor, 4,425 square feet, is the subject of a two-year lease that expires August 2012 under which we are required to make monthly rental payments of approximately $8 thousand through the remainder of the lease term. The third floor, 6,959 square feet, is the subject of a five-year lease that expires August 2012 under which we are required to make monthly rental payments that range from approximately $15 thousand during the current year of the lease to approximately $16 thousand during the last year of the lease (see Note 7 to the financial statements, Commitments and Contingencies).

Item 3. Legal Proceedings

We are not currently involved in any material legal proceedings.

Item. 4. Removed and Reserved

PART II

Item 5. Market for Common Equity and related Stockholders Matters

Market for Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol “ZIOP.” The following table sets forth the high and low sale prices for our common stock during each quarter within the two most recently completed fiscal years as reported by the NASDAQ Capital Market.

	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$5.09	$2.91	$0.95	$0.51
June 30	$6.09	$3.18	$2.14	$0.50
September 30	$4.02	$3.14	$2.74	$1.25
December 31	$5.05	$3.71	$4.10	$2.35

Record Holders

As of February 16, 2011, we had approximately 160 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of February 16, 2011, we had approximately 6,414 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 6, 2011, and in conjunction with our execution and delivery of the Channel Agreement with Intrexon Corporation, we entered into a Stock Purchase Agreement with Intrexon pursuant to which Intrexon agreed to purchase 2,426,235 shares of our common stock (the “Purchase Shares”) at a purchase price equal to $4.80 per share. At the same time, we agreed to issue to Intrexon 3,636,926 additional shares of our common stock (the “First Tranche Shares”) at a purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement. Upon satisfaction of customary closing conditions, the closing of the purchase and sale of the Purchase Shares and the First Tranche Shares occurred on January 12, 2011 and we received cash proceeds from the sale of approximately $11.6 million. We have also agreed to issue additional shares of our common stock to Intrexon upon dosing of the first patient in a ZIOPHARM-conducted Phase II clinical trial in the United States, or similar study as we and Intrexon may agree in a country other than the United States, of a product that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. Upon satisfaction of such contingency, we have agreed to issue to Intrexon 3,636,926 additional shares of our common stock (the “Second Tranche Shares”) for a purchase price equal to the $0.001 par value of such shares, which price will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement. See “Management Discussion and Analysis of Financial condition and Results of Operations — Intrexon Corporation Private Placement and Equity Commitment.”

The offer and sale of the Purchase Shares, the First Tranche Shares and the Second Tranche Shares were not registered under the Securities Act of 1933, as amended and, therefore, may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, we relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on our belief that the offer and sale of the shares did not involve a public offering as Intrexon is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation was involved in the issuance and sale.

Issuer Purchases of Equity Securities

During 2010, we purchased 416,108 shares of restricted stock from employees to cover withholding taxes due from the employees at the time that applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the year ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2010	15,283	$3.10
February 1 to 28, 2010	—	$—
March 1 to 31, 2010	—	$—
April 1 to 30, 2010	—	$—
May 1 to 31, 2010	—	$—
June 1 to 30, 2010	—	$—
July 1 to 31, 2010	—	$—
August 1 to 31, 2010	—	$—
September 1 to 30, 2010	349,709	$3.95
October 1 to 31, 2010	—	$—
November 1 to 30, 2010	—	$—
December 1 to 31, 2010	51,116	$4.66
Total	416,108

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included under the heading “Business” and elsewhere in this Form 10-K, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; our ability to raise capital or finance our operations; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words “intends”, “estimates”, “plans”, “believes”, “expects”, “anticipates”, “should”, “could” or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse portfolio of in-licensed cancer drugs that can address unmet medical needs. Our principal focus has been on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous (“IV”) and/or oral dosing. We are also pursuing the development of novel DNA-based biotherapeutics in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation. Under the arrangement, we obtained rights to Intrexon’s entire in effector platform for use in the field of oncology, which includes two existing clinical-stage product candidates. We plan to leverage Intrexon’s synthetic biology platform for products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio utilizing our global capabilities to translate science to the patient. More detailed descriptions of palifosfamide, darinaparsin and indibulin, INXN 3001/1001 and INXN 2001/1001, and our clinical development plans for each, are set forth in this report under the caption “Business — Product Candidates.”

Development Plans

We are currently pursuing several clinical programs for our small molecule candidates, which include:

•	palifosfamide (ZymafosTM or ZIO-201) — completing our ongoing Phase II trial comparing doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable soft tissue sarcoma, our recently initiated Phase III pivotal trial in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, our recently initiated Phase I trial with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a subsequent randomized trial in front-line small-cell lung cancer, and pursuing a Phase I study for an oral form of palifosfamide that we expect to initiate subject to obtaining FDA approval to commence the trial.
•	darinaparsin (ZinaparTM or ZIO-101) — completing a Phase I study of darinaparsin with the combination treatment regimen called “CHOP” in front-line peripheral T-cell lymphoma (“PTCL”), initiating a two-stage potentially pivotal trial likely in certain relapsed patients later this year, and completing an ongoing Phase I study with an oral form of darinaparsin and, upon completion, conducting a Phase II study in solid tumors.
•	indibulin (ZybulinTM or ZIO-301) — completing a recently initiated Phase I safety trial of oral indibulin in combination with XelodaTM and pursuing the commencement of a Phase II breast cancer trial.

We are also pursuing the development of the existing product candidates under our channel partnering arrangement with Intrexon Corporation, including

•	INXN 3001/1001 — completing a Phase Ib trial in patients with advanced melanoma in that is on-going in the U.S.
•	INXN 2001/1001, submitting an IND application with the intention of entering the clinic in a Phase I trial targeting treatment of patients with late-stage malignant melanoma, each of which we expect to occur during the first half of 2011.

Although we are pursuing these clinical programs, our principal focus remains on the clinical development of IV palifosfamide for soft tissue sarcoma, completing the ongoing Phase II trial and the recently initiated Phase III pivotal trial while also initiating the SCLC Phase I trial and, subject to obtaining FDA approval, the Phase I study with the oral form.

Our current plans involve using internal financial resources to develop palifosfamide and pursue the clinical work discussed above, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates,. Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $57.5 million on research and development expenses and approximately $10.4 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

Furthermore, the successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate, are difficult to accurately predict, and will require us to obtain additional funding, either alone or in connection with partnering arrangements. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business. To date, we have not received approval for the sale of any product candidates in any market and, therefore, have not generated any revenues from our product candidates.

Financial Overview

Overview of Results of Operations

Revenue.

We have not generated product revenues since our inception. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues.

Research and Development Expenses.

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

In 2010, our clinical projects consisted primarily of a Phase III project for our lead product candidate palifosfamide. This project was initiated during 2010. The expenses incurred by us to third parties were $4.9 million for the year ended December 30, 2010 and $4.9 million for project to date.

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

We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1 – 2 years
Phase II	2 – 3 years
Phase III	2 – 4 years

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

General and Administrative Expenses.

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses or cost of product revenue.

Other Income (Expense).

Other income (expense) consists primarily of changes in the fair value of warrants.

Results of Operations for the fiscal year ended December 31, 2010 versus December 31, 2009

Revenues.  We had no revenues for the years ended December 31, 2010 and 2009.

Research and development expenses.  Research and development expenses during the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2010	2009	Change
Research and development	$12,910	$4,556	$8,354	183%

Research and development expenses increased by $8.4 million from the year ended December 31, 2009 to the year ended December 31, 2010. The increase is primarily attributable to increased clinical trial costs of $5.9 million, with $4.9 million related to the pivotal Phase III palifosfamide trial and $1.0 million related to other trials, increased manufacturing costs of $1.8 million to produce drugs for the pivotal Phase III palifosfamide trial along with other trials, increased employee costs of $0.5 million from additional headcount and $0.2 million other.

We expect our research and development expenses to continue to increase as our pivotal Phase III palifosfamide trial and other studies for palifosfamide, darinaparsin and indibulin continue to enroll patients.

General and administrative expenses.  General and administrative expenses during the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2010	2009	Change
General and administrative	$11,636	$7,567	$4,069	54%

General and administrative expenses increase by $4.1 million from the year ended December 31, 2009 to the year ended December 31, 2010. The increase is primarily attributable to $0.8 million in employee costs, $1.3 million in stock based compensation, $0.6 million in consulting costs, $0.8 million in legal expense, $0.5 million in licenses and $0.1 million other.

We expect our general and administrative expenses to increase moderately due to increased activity to support the new clinical studies.

Other income (expense).  Other income (expense) during the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2010	2009	Change
Other income, net	$765	$13	$752	5785%
Change in fair value of warrants	(8,889)	4,461	$(13,350)	-299%
Total	$(8,124)	$4,474	$(12,598)

The increase in other income from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to an increase in liability-classified warrants, which change was primarily driven by an increase in the Company’s stock price. (see Note 8 to the financial statements, Warrants, for a discussion on the reclassification of certain warrants from stockholders equity to liabilities on January 1, 2009). Additionally, the Company received approximately $733 thousand under the Qualifying Therapeutic Discovery Project grant.

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

Research and development expenses decreased by $12.7 million from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease is primarily attributable to reduced activity related to clinical trials amounting to $10.5 million, decreased headcount amounting to $1.8 million and other reductions amounting to $413 thousand. These reductions and savings resulted from the cost cutting initiatives we implemented starting in 2008 leading into 2009.

General and administrative expenses.  General and administrative expenses during the years ended December 31, 2009 and 2008 were as follows:

	Year ended 31, December
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

Other income.  Other income during the years ended December 31, 2009 and 2008 were as follows:

	Year ended 31, December
($ in thousands)	2009	2008	Change
Other income, net	$13	$388	$(375)	-97%
Change in fair value of warrants	4,461	—	$4,461	100%
Total	$4,474	$388	$4,086

The increase in other income from the year ended December 31, 2008 to the year ended December 31, 2009 was due primarily to liability-classified warrants being marked to market in 2009. (see Note 8 to the financial statements, Warrants, for a discussion on the reclassification of certain warrants from stockholders equity to liabilities on January 1, 2009). Additionally, interest income decreased due to lower cash balances on hand during 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $60.4 million in cash and cash equivalents, compared to $48.8 million in cash and cash equivalents as of December 31, 2009. Taking into account our receipt of approximately $11.6 million in net proceeds from our January 2011 sale of common stock to Intrexon Corporation pursuant to a private placement transaction and approximately $59.4 million in net proceeds from our February 2011 public offering of common stock, and given our current plans for development of our product candidates, we anticipate that our cash resources will be sufficient to fund our operations until late 2012. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Specifically, we commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010. We have estimated the sufficiency of our cash resources based in part on this trial design and our timing expectations for enrollment in the study. In addition, our forecast anticipates the initiation of a two-stage potentially pivotal trial for the study of darinaparsin for the treatment of PTCL, likely in certain relapsed patients.

We also recently assumed responsibility for two product candidates under our exclusive channel partnership with Intrexon Corporation in early January 2011. We expect that the costs associated with these additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added headcount in part to support our exclusive channel partnership endeavors and are opening a small office in the greater Washington D.C. area, which will add to our general and administrative expenses going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we have only recently assumed development responsibility for these products and the actual costs associated therewith may be significantly in excess of forecast amounts.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we have only recently assumed development responsibility for these products and the actual costs associated therewith may be significantly in excess of forecast amounts. In addition to these factors our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them

We expect that we will need additional financing to support our long-term plans for clinical trials and new product development. We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that the Company is able to obtain will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Other than the Intrexon Corporation equity purchase commitment (See “Recent Financing Transactions — Intrexon Corporation Private Placement and Equity Commitment” below), we have no current committed sources of additional capital. Recently, capital markets have experienced a period of instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

Recent Financing Transactions

Intrexon Corporation Private Placement and Equity Commitment

On January 12, 2011, we completed a sale of common stock to Intrexon Corporation pursuant to a Stock Purchase Agreement dated January 6, 2011. Pursuant to the Stock Purchase Agreement, Intrexon purchased 2,426,235 shares of our common stock at a purchase price equal to $4.80 per share. At the same time, we issued to Intrexon 3,636,926 additional shares of our common stock at a purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of our Exclusive Channel Partner Agreement with Intrexon. The issuance and sale, which was conducted as a private placement transaction, resulted in cash proceeds to us of approximately $11.6 million. We have also agreed to issue additional shares of our common stock to Intrexon upon dosing of the first patient in a ZIOPHARM-conducted Phase II clinical trial in the United States, or similar study as we and Intrexon may agree in a country other than the United States, of a product that is created, produced, developed or identified directly or indirectly by us during the term of the Exclusive Channel Partner Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. Upon satisfaction of such contingency, we have agreed to issue to Intrexon 3,636,926 additional shares of our common stock for a purchase price equal to the $0.001 par value of such shares, which price will be deemed paid in partial consideration for the execution and delivery of the Exclusive Channel Partner Agreement. Pursuant to a Registration Rights Agreement, we have agreed to file a registration statement with the SEC registering the resale of the shares that we have issued or may issue to Intrexon under the Stock Purchase Agreement.

Under the Stock Purchase Agreement, if requested by the Company and subject to certain restrictions and limitations, Intrexon has agreed to purchase securities in conjunction with future securities offerings conducted by us that constitute “Qualified Financings” and that are conducted while the Exclusive Channel Partner Agreement remains in effect. For this purpose, a “Qualified Financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $10,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or we agree to register the resale of such shares. In conjunction with a Qualified Financing, Intrexon has committed to purchase up to 19.99% of the securities issued and sold by us therein (such amount to be calculated exclusive of Intrexon’s purchase). Intrexon will not be obligated to purchase securities in a Qualified Financing unless we are then in substantial compliance with our obligations under the Exclusive Channel Partner Agreement and, with respect to a Qualified Financing that is completed following January 6, 2012, we confirm our intent that 40% of the net offering proceeds (the “Use of Proceeds Commitment Amount”) shall have been spent, or in the next year will be spent, by us under the Exclusive

Channel Partner Agreement. In the case of a Qualified Financing that is completed after January 6, 2013, Intrexon’s purchase commitment will be further limited to an amount equal to 50% of the Use of Proceeds Commitment Amount. Intrexon’s aggregate purchase commitment for all future Qualified Financings is capped at $50,000,000. On February 1, 2011, we amended the Stock Purchase Agreement to clarify that if Intrexon voluntarily elects to purchase securities in a Qualified Financing in which we do not request that Intrexon participate, the aggregate purchase price paid by Intrexon for such securities will be applied against and reduce the then remaining maximum amount of Intrexon's $50,000,000 aggregate equity purchase commitment. As a result of Intrexon’s purchase of securities in the February 2011 public offering described below, the remaining maximum amount of Intrexon’s equity purchase commitment is $39.0 million.

February 2011 Public Offering

On February 3, 2011, we entered into an underwriting agreement with Barclays Capital Inc. relating to the issuance and sale of 9,600,000 shares of our common stock. The price to the public in the offering was $5.75 per share, and Barclays Capital, the sole book-running manager for the offering, agreed to purchase the shares from us pursuant to the underwriting agreement at a purchase price of $5.425 per share. Under the terms of the underwriting agreement, we also granted Barclays Capital an option, exercisable for 30 days, to purchase up to an additional 1,440,000 shares of common stock at a purchase price of $5.425 per share. The offering was made pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-166444) previously filed with the Securities and Exchange Commission, and a prospectus supplement thereunder. The transactions contemplated by the underwriting agreement were completed on February 8, 2011. In connection with the closing, Barclays Capital purchased the 9,600,000 firm shares contemplated by the underwriting agreement and exercised in full its option to purchase an additional 1,440,000 shares, resulting in our issuing a total of 11,040,000 shares at the closing. The net proceeds from the offering were approximately $59.4 million after deducting underwriting discounts and estimated offering expenses.

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008 and the period from September 9, 2003 (date of inception) through December 31, 2010:

	Year ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2010
($ in thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$(19,694)	$(12,294)	$(23,519)	$(103,973)
Investing activities	(186)	(11)	(131)	(1,910)
Financing activities	31,433	49,765	—	166,275
Net increase (decrease) in cash and cash equivalents	$11,553	$37,460	$(23,650)	$60,392

Cash flow from operating activities.  Our uses of cash for operating activities have primarily consisted of salaries and wages for our employees, facility and facility-related costs for our offices, fees paid in connection with preclinical and clinical studies and professional fees. Net cash used in operating activities was $19.7 million for the year ended December 31, 2010 compared to $12.3 million for the year ended December 31, 2009. The $7.4 million increase was primarily due to an increase in research and development activities from our Phase III palifosfamide trial, partially offset by increases in accrued liabilities.

Cash flow from investing activities.  Net cash used in investing activities was $186 thousand for the year ended December 31, 2010 compared to $11 thousand for the year ended December 31, 2009. The increase was due to increased purchases of property plant and equipment.

Cash flow from financing activities.  Net cash provided by financing activities was $31.4 million for the year ended December 31, 2010 compared to $49.8 million for the year ended December 31, 2009. The decrease of $18.4 million is primarily attributable differences in the levels of financing proceeds from year to year partially offset by the re-purchase of common stock by the Company to cover taxes upon vesting of previously granted restricted stock awards.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At December 31, 2010, the Company’s accumulated deficit was approximately $123.8 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;
•	Competitive and technical advances;
•	Internal costs associated with the development of palifosfamide and indibulin and our ability to secure further financing for darinaparsin development from a partner;
•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and
•	Other matters identified under Part II — Item 1A. “Risk Factors” below.

Working capital as of December 31, 2010 was $57.2 million, consisting of $60.8 million in current assets and $3.6 million in current liabilities. Working capital as of December 31, 2009 was $46.1 million, consisting of $49.2 million in current assets and $3.1 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years
Operating leases	$984	$434	$480	$70	$—
Royalty and license fees	1,600	25	550	525	500
Contract milestone payments	15,806	6,856	8,474	476	—
Total	$18,390	$7,315	$9,504	$1,071	$500

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York and our operations center in Boston, Massachusetts. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreement with PPD Development, L. P. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of December 31, 2010 (see Note 7 to the financial statements, Commitments and Contingencies).

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) which improves disclosures about fair value measurements. More specifically, ASU 2010-06 updates Topic 820-10 to require disclosure of transfers in and out of levels 1 and 2 and the reason for the transfers. Additionally, it requires separate reporting of purchases, sales, issuances and settlements for level 3. This update is effective for periods beginning after December 15, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.

In April 2009, the United States Securities and Exchange Commission (“SEC”) issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings. The Company will be required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The adoption of this standard will not have an impact on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-36 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2010, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

McGladrey & Pullen, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. That report is included in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s Amended and Restated 2003 Stock Option Plan (the “2003 Plan”), which is currently the Company’s only equity compensation plan, has been approved by the Company's stockholders. The following table sets forth certain information as of December 31, 2010 with respect to the 2003 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	4,566,935	$3.39	2,076,651
Total:	4,566,935	$3.39	2,076,651
Equity compensation plans not approved by stockholders:
	—	$—	—
Total:	—	$—	—

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements:

The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows:

Page
Audited Financial Statements of ZIOPHARM Oncology, Inc.:
Balance Sheets as of December 31, 2010 and 2009	F-4
Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008, and for the Period from September 9, 2003 (date of inception) through December 31, 2010	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2010	F-6 – 10
Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008, and for the Period from September 9, 2003 (date of inception) through December 31, 2010	F-11
Notes to Financial Statements	F-12

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

ZIOPHARM ONCOLOGY, INC.
Date: March 1, 2011	By: /s/ Jonathan Lewis Jonathan Lewis Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2011	By: /s/ Richard Bagley Richard Bagley President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Lewis Jonathan Lewis	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ Richard Bagley Richard Bagley	Director, President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Accounting and Financial Officer)	March 1, 2011
/s/ Murray Brennan Murray Brennan	Director	March 1, 2011
/s/ James Cannon James Cannon	Director	March 1, 2011
/s/ Wyche Fowler, Jr. Wyche Fowler, Jr.	Director	March 1, 2011
Randal J. Kirk	Director	March 1, 2011
/s/ Timothy McInerney Timothy McInerney	Director	March 1, 2011
/s/ Michael Weiser Michael Weiser	Director	March 1, 2011

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of ZIOPHARM Oncology, Inc.:
Report of Independent Registered Public Accounting Firm on Financial Statements and Internal Control over Financial Reporting	F-2
Balance Sheets as of December 31, 2010 and 2009	F-4
Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008, and for the Period from September 9, 2003 (date of inception) through December 31, 2010	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2010	F-6 – F-10
Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008, and for the Period from September 9, 2003 (date of inception) through December 31, 2010	F-11
Notes to Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Boston, Massachusetts

We have audited the balance sheet of ZIOPHARM Oncology, Inc. (a development stage company) as of December 31, 2010 and the related statements of operations, changes in preferred stock and stockholders’ equity (deficit) and cash flows for the year then and for the period from September 9, 2003 (date of inception) through December 31, 2010. We also have audited ZIOPHARM Oncology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ZIOPHARM Oncology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from September 9, 2003 (date of inception) to December 31, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended and from September 9, 2003 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ZIOPHARM Oncology, Inc, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Boston, Massachusetts

We have audited the balance sheet of ZIOPHARM Oncology, Inc. (a development stage company) as of December 31, 2009 and the related statements of operations, changes in preferred stock and stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from September 9, 2003 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and from September 9, 2003 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C.

Boston, Massachusetts
March 17, 2010

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$60,392	$48,839
Prepaid expenses and other current assets	424	354
Total current assets	60,816	49,193
Property and equipment, net	253	255
Deposits	87	46
Other non current assets	364	242
Total assets	$61,520	$49,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,031	$1,789
Accrued expenses	2,538	1,261
Deferred rent – current portion	43	45
Total current liabilities	3,612	3,095
Deferred rent	44	66
Warrant liabilities	27,311	18,471
Total liabilities	30,967	21,632
Commitments and contingencies (note 7)
Stockholders' equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 48,466,562 and 41,583,528 shares issued and outstanding at December 31, 2010 and 2009, respectively	48	42
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital – common stock	131,530	96,133
Additional paid-in capital – warrants issued	22,789	23,073
Deficit accumulated during the development stage	(123,814)	(91,144)
Total stockholders' equity	30,553	28,104
Total liabilities and stockholders' equity	$61,520	$49,736

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,			September 9, 2003 (date of inception) through December 31, 2010
	2010	2009	2008
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	12,910	4,556	17,245	71,816
General and administrative	11,636	7,567	8,374	53,811
Total operating expenses	24,546	12,123	25,619	125,627
Loss from operations	(24,546)	(12,123)	(25,619)	(125,627)
Other income, net	765	13	388	4,675
Change in fair value of warrants	(8,889)	4,461	—	(2,862)
Net loss	$(32,670)	$(7,649)	$(25,231)	$(123,814)
Basic and diluted net loss per share	$(0.71)	$(0.33)	$(1.19)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,003,996	23,108,039	21,232,663

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period September 9, 2003 (date of inception) to December 31, 2010
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders' Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stockholders' contribution, September 9, 2003	—	$—	$—	250,487	$—	$500	$—	$—	$500
Net loss	—	—	—	—	—	—	—	(160)	(160)
Balance at December 31, 2003	—	—	—	250,487	—	500	—	(160)	340
Issuance of common stock	—	—	—	2,254,389	2	4,498	—	—	4,500
Issuance of common stock for services	—	—	—	256,749	1	438	—	—	439
Fair value of options/warrants issued for nonemployee services	—	—	—	—	—	13	251	—	264
Net loss	—	—	—	—	—	—	—	(5,687)	(5,687)
Balance at December 31, 2004	—	—	—	2,761,625	3	5,449	251	(5,847)	(144)

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2010
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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2010
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders' Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Issuance of common stock in private placement, net of expenses $2,719	—	—	—	7,991,256	8	21,180	—	—	21,188
Issuance of warrants	—	—	—	—	—	—	13,092	—	13,092
Issuance of common stock for services rendered	—	—	—	25,000	—	106	—	—	106
Stock-based compensation for employees	—	—	—	—	—	2,777	—	—	2,777
Issuance of common stock due to exercise of stock options	—	—	—	5,845	—	25	—	—	25
Issuance of common stock due to exercise of stock warrants	—	—	—	2,806	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(17,857)	(17,857)
Balance at December 31, 2006	—	—	—	15,272,899	15	44,668	15,071	(33,221)	26,533
Issuance of common stock in private placement, net of expenses $1,909	—	—	—	5,910,049	6	23,532	—	—	23,538
Issuance of warrants	—	—	—	—	—	—	5,433	—	5,433
Stock-based compensation for employees	—	—	—	—	—	1,318	—	—	1,318
Stock-based compensation for non-employee	—	—	—	—	—	120	—	—	120
Issuance of common stock for stock options	—	—	—	46,016	—	36	—	—	36
Issuance of restricted stock	—	—	—	70,000	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(26,608)	(26,608)
Balance at December 31, 2007	—	—	—	21,298,964	21	69,674	20,504	(59,829)	30,370

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2010
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders' Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	1,600	—	—	1,600
Issuance of restricted common stock	—	—	—	586,500	1	(1)	—	—	—
Forfeiture of unvested restricted common stock	—	—	—	(25,000)	—	—	—	—	—
Other	—	—	—	—	—	1	—	(1)	—
Net loss	—	—	—	—	—	—	—	(25,231)	(25,231)
Balance at December 31, 2008	—	—	—	21,860,464	22	71,274	20,504	(85,061)	6,739
Cumulative effect of a change in accounting principle – January 1, 2009 reclassification of warrants to warrant liabilities	—	—	—	—	—	—	(1,638)	1,566	(72)
Stock-based compensation	—	—	—	—	—	2,181	—	—	2,181
Forfeiture of unvested restricted common stock	—	—	—	(69,500)	—	—	—	—	—
Issuance of common stock and warrants in a private placement, net of expenses $465	—	—	—	2,772,337	3	385	4,207	—	4,595
Issuance of common stock and warrants in a registered direct offering, net of commission and expenses of $2,802 and warrants of $22,860	—	—	—	15,484,000	15	22,323	—	—	22,338
Exercise of warrants to purchase common stock	—	—	—	136,986	—	279	—	—	279
Exercise of employee stock options	—	—	—	102,564	—	73	—	—	73
Issuance of restricted common stock	—	—	—	1,400,500	2	(2)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(103,823)	—	(380)	—	—	(380)
Net loss	—	—	—	—	—	—	—	(7,649)	(7,649)
Balance at December 31, 2009	—	—	—	41,583,528	42	96,133	23,073	(91,144)	28,104

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2010
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder's Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders' Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	3,637	—	—	3,637
Issuance of common stock in a registered direct offering, net of commission and expenses of $2,203	—	—	—	7,000,000	7	32,797	—	—	32,804
Exercise of warrants to purchase common stock	—	—	—	39,225	—	360	(239)	—	121
Exercise of employee stock options	—	—	—	196,167	—	225	—	—	225
Issuance of restricted common stock	—	—	—	115,000	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(416,108)	(1)	(1,667)	—	—	(1,668)
Cancelled restricted stock	—	—	—	(51,250)	—	—	—	—	—
Cancelled warrants	—	—	—	—	—	45	(45)	—	—
Net loss	—	—	—	—	—	—	—	(32,670)	(32,670)
Balance at December 31, 2010	—	$—	$—	48,466,562	$48	$131,530	$22,789	$(123,814)	$30,553

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2010
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(32,670)	$(7,649)	$(25,231)	$(123,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	330	388	1,649
Stock-based compensation	3,637	2,181	1,600	12,542
Change in fair value of warrants	8,889	(4,461)	—	2,861
Loss on disposal of fixed assets	—	—	—	9
Change in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(70)	(27)	172	(424)
Other noncurrent assets	(122)	49	66	(364)
Deposits	(41)	41	8	(87)
Increase (decrease) in:
Accounts payable	(758)	(850)	(270)	1,031
Accrued expenses	1,277	(1,876)	(259)	2,538
Deferred rent	(24)	(32)	7	86
Net cash used in operating activities	(19,694)	(12,294)	(23,519)	(103,973)
Cash flows from investing activities:
Purchases of property and equipment	(186)	(11)	(132)	(1,911)
Proceeds from sale of property and equipment	—	—	1	1
Net cash used in investing activities	(186)	(11)	(131)	(1,910)
Cash flows from financing activities:
Stockholders' capital contribution		—	—	500
Proceeds from exercise of stock options	225	73	—	363
Payments to employees for repurchase of restricted common stock	(1,668)	(380)	—	(2,048)
Proceeds from exercise of warrants	72	279	—	351
Proceeds from issuance of common stock and warrants, net	32,804	49,793	—	150,349
Proceeds from issuance of preferred stock, net	—	—	—	16,760
Net cash provided by financing activities	31,433	49,765	—	166,275
Net increase (decrease) in cash and cash equivalents	11,553	37,460	(23,650)	60,392
Cash and cash equivalents, beginning of period	48,839	11,379	35,029	—
Cash and cash equivalents, end of period	$60,392	$48,839	$11,379	$60,392
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$—
Cash paid for income taxes	$—	$—	$—	$—
Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$27,068	$—	$47,276
Preferred stock conversion to common stock	$—	$—	$—	$16,760
Exercise of equity-classified warrants to common shares	$239	$—	$—	$257
Exercise of liability-classified warrants to common shares	$49	$—	$—	$49

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at December 31, 2010. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and had no revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2010, the Company’s accumulated deficit was approximately $123.8 million. The Company currently believes that its existing resources at December 31, 2010, along with the proceeds from the transactions described under “Subsequent Events” in Note 3, are sufficient to fund development and commercialization activities into late 2012. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

2. Financings

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified as liabilities (see Note 8 to the financial statements, Warrants).

On September 9, 2009, the Company entered into a securities purchase agreement with certain investors pursuant to which it sold a total of 2,772,337 units (the “2009 Private Placement”), each unit consisting of one share of common stock and a warrant to purchase one share of common stock for a purchase price of $1.825 per unit. The closing of the transaction occurred on September 15, 2009. In connection with the 2009 Private Placement, the Company raised approximately $5.1 million in gross proceeds. After paying $455 thousand in placement agent fees and offering expenses, the net proceeds were $4.6 million.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

In connection with the 2009 Private Placement, the Company entered into a registration rights agreement with each of the investors. The registration rights agreement requires that the Company file a “resale” registration statement covering all of the shares issued in the 2009 Private Placement and the shares issuable upon exercise of the warrants issued in the 2009 Private Placement, up to the maximum number of shares able to be registered pursuant to applicable Securities and Exchange Commission (“SEC”) regulations, within 30 days of the closing of the 2009 Private Placement. The Company filed the registration statement with the SEC on September 28, 2009 (File No. 333-162160). Under the terms of the registration rights agreement, the Company is obligated to maintain the effectiveness of the “resale” registration statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A cash penalty at the rate of 1% of the purchase price per month, capped at a maximum of 10% of the purchase price (or $506 thousand), will be triggered for any filing or effectiveness failures or if, at any time after six months following the closing of the 2009 Private Placement, the Company ceases to be current in periodic reports with the SEC.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock in accordance with ASC Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

The Company also entered into two financing transactions subsequent to year end. Such transactions are described in the “Subsequent Events” section of Note 3.

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

The Company’s most significant estimates and judgments used in the preparation of our financial statements are:

•	Clinical trial expenses;
•	Fair value measurements;
•	Stock-based compensation; and
•	Income taxes.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Subsequent Events

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (“Intrexon”) that governs a “channel partnering” arrangement in which we will use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of clinical-stage product candidates and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer.

In connection with the Channel Agreement, we entered into a Stock Purchase Agreement and Registration Rights Agreement with Intrexon. On January 12, 2011, and pursuant to that Stock Purchase Agreement, Intrexon purchased 2,426,235 shares of our common stock in a private placement for a total purchase price of $11,645,928, or $4.80 per share. We simultaneously issued to Intrexon an additional 3,636,926 shares of our common stock at a purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement. Under the terms of the Stock Purchase Agreement, we have agreed to issue to Intrexon an additional 3,636,926 shares of our common stock under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted U.S. Phase II clinical trial of a product candidate created, produced or developed by us using Intrexon technology. If issued, the purchase price for such shares will be equal to the $0.001 par value of such shares, which price will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement. Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the SEC registering the resale of the shares that we have issued or may issue to Intrexon under the Stock Purchase Agreement.

Also under the Stock Purchase Agreement, Intrexon has agreed that, subject to certain conditions and restrictions and limitations, it will purchase our securities in conjunction with “qualified” securities offerings that we conduct while the Channel Agreement remains in effect. In conjunction with a particular qualified offering, Intrexon has committed to purchase up to 19.99% of the securities offering and sold therein (exclusive of Intrexon’s purchase) if requested to do so by us. However, Intrexon will not be obligated to purchase securities in a “qualified” securities offering unless we are then in substantial compliance with our obligations under the Channel Agreement and, with respect to a “qualified” securities offering that is completed following January 6, 2012, we confirm our intent that 40% of the offering’s net proceeds shall have been spent, or in the next year will be spent, by us under the Channel Agreement. In the case of a “qualified” securities offering that is completed after January 6, 2012, Intrexon’s purchase commitment will be further limited to an amount equal to one-half of the proceeds spent or to be spent by us under the Channel Agreement. Intrexon’s aggregate purchase commitment for all future qualified offerings is capped at $50.0 million. The Company and Intrexon subsequently amended the Stock Purchase Agreement to clarify that gross proceeds from the sale of Company securities to Intrexon in a qualified offering will apply against Intrexon’s $50.0 million purchase commitment regardless of whether Intrexon participates voluntarily or at the request of the Company.

On February 3, 2011, the Company entered into an underwriting agreement with Barclays Capital Inc. (“Barclays”) relating to the issuance and sale of 9,600,000 shares of the Company’s common stock, par value $0.001 per share in a public offering. The price to the public in the offering was $5.75 per share, and Barclays, as the sole underwriter for the offering, agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $5.425 per share. Under the terms of the underwriting agreement, the Company also granted Barclays an option, exercisable for 30 days, to purchase up to an additional 1,440,000 shares of the Company’s common stock at a purchase price of $5.425 per share. On February 8, 2011, the transactions contemplated by the underwriting agreement were completed. In connection with the closing, Barclays exercised in full its option to purchase the additional 1,440,000 shares, resulting in the Company issuing a total of 11,040,000 shares at the closing. The net proceeds from the offering were approximately $59.4 million after deducting underwriting discounts and estimated offering expenses.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$59,219	$59,219	$—	$—
Warrant liability	$27,311	$—	$27,311	$—

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$48,585	$48,585	$—	$—
Warrant liability	$18,471	$—	$18,471	$—

No such assets or liabilities required disclosure as of or for the year ended December 31, 2008. The cash equivalents represent deposits in a short term U.S. treasury money market mutual fund. The warrants were valued using a Black-Scholes valuation model. See Note 8 to the financial statements, Warrants, for additional disclosure on the valuation methodology and significant assumptions.

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

Income Taxes

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2010, 2009, and 2008 and did not capitalize any such costs on the balance sheets. The Company recognized $1.3 million, $1.2 million, and $1.3 million of compensation expense related to vesting of employee stock options during the year ended December 31, 2010, 2009, and 2008, respectively. In the years ended December 31 2010, 2009, and 2008, the Company recognized $2.3 million, $990 thousand, and $289 thousand of compensation expense, respectively, related to vesting of restricted stock (see Note 11 to the financial statements, Stock Option Plan). In the years ended December 31, 2010, 2009, and 2008, the Company recognized $3.6 million, $2.2 million, and $1.6 million of compensation expense, respectively, related to vesting of employee and director awards. In the year ended December 31, 2010, the Company recognized $27 thousand of compensation expense, related to non-employee milestone awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Research and development	$690	$512	$493
General and administrative	2,947	1,669	1,107
Share based employee compensation expense before tax	3,637	2,181	1,600
Income tax benefit	—	—	—
Net share based employee compensation expense	$3,637	$2,181	$1,600

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Prior to the adoption of the current accounting standards in 2006 the Company previously accounted for stock-based awards to employees using the intrinsic value method and had elected the disclosure-only alternative. All stock-based awards to nonemployees were accounted for at their fair value. The Company had recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

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

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2010, 2009, and 2008 was approximately $3.26, $1.18, and $1.20 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award's expected life. The expected life represents the average period of time that options granted are expected to be outstanding. Because the Company does not have sufficient historical exercise data, the Company calculated using the simplified method described in SEC Staff Accounting Bulletin (“SAB”) No. 107 and No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2010	2009	2008
Weighted average risk-free interest rate	1.13 – 2.75%	1.31 – 2.61%	1.52 – 3.49%
Expected life in years	5	5	5
Expected volatility	89.2 – 90.6%	102 – 105%	94 – 99%
Expected dividend yield	0	0	0

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2010, 2009, and 2008 consist of the following:

	December 31,
	2010	2009	2008
Stock options	4,566,935	3,534,686	2,738,089
Unvested restricted stock	348,753	1,467,167	586,500
Warrants	15,912,142	16,020,147	5,039,659
	20,827,830	21,022,000	8,364,248

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) which improves disclosures about fair value measurements. More specifically, ASU 2010-06 updates Topic 820-10 to require disclosure of transfers in and out of levels 1 and 2 and the reason for the transfers. Additionally, it requires separate reporting of purchases, sales, issuances and settlements for level 3. This update is effective for periods beginning after December 15, 2009. The adoption of this standard did not have an impact on our financial position or results of operations.

In April 2009, the United States Securities and Exchange Commission (“SEC”) issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings. The Company will be required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The adoption of this standard will not have an impact on our financial position or results of operations.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2010	2009
Office and computer equipment	$520	$383
Software	337	330
Leasehold improvements	12	398
Manufacturing equipment	439	12
	1,308	1,123
Less accumulated depreciation	(1,055)	(868)
Property and equipment, net	$253	$255

Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2010, 2009, 2008 and from September 9, 2003 (date of inception) to December 31, 2010 (in thousands) was: $188, $330, $388, and $1,649, respectively.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2010	2009
Professional services	$408	$230
Clinical consulting services	1,162	408
NASDAQ fees	—	159
Manufacturing services	121	120
Accrued vacation	186	109
Insurance	—	104
Research and development consulting services	—	63
Payroll taxes	249	29
Employee compensation	412	4
Other	—	35
Accrued expenses	$2,538	$1,261

6. Related Party Transactions

During 2005, the Company engaged Paramount to assist in placing shares of Series A Preferred Stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,911(4,848,376 pre-Merger) shares of the Company’s common stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,456 (2,424,188 pre-Merger) shares of common stock to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

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

Mr. Timothy McInerney, who is a member of the Board of Directors of the Company, was a full-time employee of Paramount from 1992 through March 2007. In addition, Michael Weiser, a current member of the Board of Directors of the Company, and David M. Tanen, who was a member of the Board of Directors of the Company, were full-time employees of Paramount from July 1998 through November 2006, and July 1996 through August 2004, respectively. Mr. John Knox, our former Treasurer, was also a full-time Paramount employee.

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

Mr. Timothy McInerney, who is a member of the Board of Directors of the Company, has been a Partner at Riverbank Capital Securities, Inc. since June 2007. In connection with the 2009 Private Placement, on September 15, 2009, the Company paid Riverbank Capital Securities, Inc. cash commissions equal to 3.325% of the gross proceeds from the sale of the shares sold by Riverbank Capital Securities, Inc. in the 2009 Private Placement, resulting in a payment of approximately $168 thousand. In addition, the Company issued 5-year warrants to the placement agents in the 2009 Private Placement and their designees to purchase an aggregate of 138,617 shares of the Company’s common stock (5% of the shares sold in the September 2009 Offering) at an exercise price of $2.04 per share, of which 65,843 were issued to Riverbank Capital Securities, Inc.

During the year ended December 31, 2010, there were no related party transactions.

7. Commitments and Contingencies

Operating Leases

In May 2005, the Company entered into an operating lease for a new office in New York, NY consisting of 2,580 square feet. The lease expired in June 2010. In connection with this lease agreement, the Company entered into a letter of credit in the amount of $60 thousand naming the Company's landlord as beneficiary. In May 2010, the Company renewed the operating lease through June 2014. As of December 31, 2009 and 2010, the Company classified the $60 thousand letter of credit as other non-current assets on the balance sheet.

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

In April 2007, the Company entered into a sublease for new office space in Charlestown, MA consisting of 4,872 square feet. The lease expired in April 2010. In connection with this lease agreement the Company provided a security deposit of $41 thousand. At December 31, 2009, the security deposit was reclassified to prepaid expenses and other current assets on the balance sheet due to the imminent expiration date of the lease. In June 2010, the Company renewed the sublease for office space in Charlestown, MA reducing the space to 3,782 square feet. The lease expires in August 2012. The lease was further amended in December 2010 to increase the space to 4,425 square feet. At December 31, 2010, the Company has classified the $41 thousand security deposit in long-term deposits on the balance sheet.

In August 2007, the Company entered into a sublease for new office space in Charlestown, MA consisting of 6,959 square feet. The lease expires in August 2012. In connection with this lease agreement the Company provided a security deposit of $46 thousand. At December 31, 2010 and 2009, the Company has classified this amount in long-term deposits on the balance sheet.

Future minimum lease payments under operating leases as of December 31, 2010 are as follows (in thousands):

2011	$434
2012	341
2013	139
2014	70
Total future minimum lease payments	$984

Total rent expense was approximately $398 thousand, $456 thousand, $506 thousand, and $2.5 million for the years ended December 31, 2010, 2009, 2008 and from September 9, 2003 (date of inception) to December 31, 2010, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2010 and 2009 of $87 thousand and $111 thousand, respectively, which is recorded in deferred rent on the balance sheet.

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, the Company expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase II milestones during the year ended December 31, 2006. Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. There were no payments made during 2009. In December 2010, the Company expensed a

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7. Commitments and Contingencies  – (continued)

$300 thousand milestone payment and vested 6,904 stock options upon achieving Phase III milestones. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.

License Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2008 and 2009 and the 2010. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7. Commitments and Contingencies  – (continued)

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009. During 2010, the agreement was extended through April 7, 2011. The Company expensed $240 thousand during the years ended December 31, 2009 and 2010 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010.

CRO Services Agreement with PPD Development, L. P.

The Company and PPD Development, L. P. (“PPD”) are parties to a master clinical research organization services agreement dated January 29, 2010 and a related work order dated June 25, 2010 under which PPD provides clinical research organization (“CRO”) services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $21.5 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America.

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

	Liabilities	Stockholders' Equity
(in thousands)	Warrants	Warrants	Deficit Accumulated During the Development Stage
As reported on December 31, 2008	$—	$20,504	$(85,061)
Re-classification	72	(1,638)	1,566
Balance on January 1, 2009	$72	$18,866	$(83,495)

The following Black-Scholes pricing assumptions were used at January 1, 2009:

January 1, 2009
Risk-free interest rate	1.55%
Expected life in years	3.42
Expected volatility	102%
Expected dividend yield	0

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

On December 31, 2010, the liability-classified warrants were valued at $27.3 million using a Black-Scholes valuation model. The decrease in the fair value of the warrant liabilities of $8.9 million for the year ended December 31, 2010 was charged to other income (expense) in the Statements of Operations.

On December 31, 2009, the liability-classified warrants were valued at $18.5 million using a Black-Scholes valuation model. The decrease in the fair value of the warrant liabilities of $4.5 million for the year ended December 31, 2009 was charged to other income (expense) in the Statements of Operations.

The following Black-Scholes pricing assumptions were used at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Risk-free interest rate	0.42 – 1.48%	1.37 – 2.65%
Expected life in years	1.42 – 3.92	2.42 – 4.92
Expected volatility	0.75 – 1.16%	105%
Expected dividend yield	0	0

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

During 2010, no new warrants were issued however, 95,505 warrants were exercised for 39,225 shares of common stock. Of these warrants, 70,738 were equity-classified and 24,767 were liability-classified. Additionally, 12,500 equity-classified warrants expired without being exercised.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Warrants  – (continued)

The following is a summary of warrants outstanding as of December 31, 2010.

Number of Warrants	Issued in Connection With	Exercise Price	Expiration Date
62,621	Services performed	$4.75	December 23, 2011
399,936	Placement warrants for services performed	$3.93	May 31, 2012
2,397,392	Investor warrants	$5.56	May 3, 2011
747,170	Placement warrants for services performed	$5.09	May 3, 2013
1,182,015	Investor warrants	$5.75	February 23, 2012
177,302	Placement warrants for services performed	$5.75	February 23, 2012
2,635,351	Investor warrants	$2.04	September 15, 2014
119,835	Placement warrants for services performed	$2.04	September 15, 2014
7,726,000	Investor warrants	$4.02	December 9, 2014
464,520	Underwriter warrants for services performed	$4.02	December 9, 2014
15,912,142

9. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company's deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2010	2009
Net operating loss carryforwards	$3,320	$7,687
Start-up and organizational costs	33,712	24,193
Research and development credit carryforwards	1,570	1,869
Stock compensation	589	501
Depreciation	140	112
Other	577	384
	39,908	34,746
Less valuation allowance	(39,908)	(34,746)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2010, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $7.8 million available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (“IRC”), expiring in varying amounts through 2029. Additionally, the Company has approximately $1.7 million of research and development credits at December 31, 2010, expiring in varying amounts through 2029, which may be available to reduce future taxes. Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2010 includes approximately $3.2 million resulting from excess tax deductions from stock options. Pursuant to accounting standards, the deferred tax asset relating to excess tax benefits generated from exercises was not recognized for financial statement purposes.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

Section 382 of the Internal Revenue Code of 1986, as amended, provides limits to which a corporation that has undergone a change in ownership (as defined) can utilize any net operating loss (“NOL”) and general business tax credit carryforwards it may have. The Company commissioned an analysis to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing the analysis, it was determined an ownership change had occurred in February 2007. As a result of this change, the Company’s NOL’s and general business tax credits from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change.

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $5.1 million primarily due to net operating loss carryforward, start-up and organizational costs, and the increase in research and development credits.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
(in thousands)	2010	2009	2008
Federal income tax at statutory rates	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	4.3%	4.8%	6.1%
Research and development credits	0.0%	2.4%	2.5%
Stock compensation	-0.1%	-8.2%	-1.7%
Uncertain tax position adjustment	-15.4%	0.0%	0.0%
Change in warrant value	-9.3%	0.0%	0.0%
Federal R&D tax grant	0.8%	0.0%	0.0%
Other	1.5%	-0.7%	-0.5%
Increase in valuation allowance	-15.8%	-32.3%	-40.4%
Effective tax rate	0.0%	0.0%	0.0%

The Company adopted a new accounting standard relating to accounting for uncertain tax positions on January 1, 2007. The standard prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The company did not establish any additional reserves for uncertain tax liabilities upon adoption of the standard. A summary of the company's adjustments to its uncertain tax positions in the years ended December 31, 2010, 2009, and 2008 are as follows:

(in thousands)
Balance at December 31, 2007	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at December 31, 2008	238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at December 31, 2009	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	37
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at December 31, 2010	$275

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2010.

10. Preferred Stock and Stockholders’ Equity

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

Common Stock of ZIOPHARM Oncology, Inc.

As of December 31, 2010, the Company has 48,466,562 shares of common stock issued and outstanding and no shares of Preferred Stock.

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

On June 2, 2010, pursuant to underwriting agreement between the Company and certain brokers, the Company completed the sale of an aggregate of 7,000,000 shares of the Company’s common stock at a price of $5.00 per share in a public offering. The total gross proceeds resulting from the 2010 public offering were approximately $35.0 million, before deducting selling commissions and expenses (see Note 2 to the financial statements, Financings).

Series A Preferred Stock of ZIOPHARM, Inc.

All shares of Series A Preferred Stock have been converted into shares of common stock of the Company.

Preferred Stock of ZIOPHARM Oncology, Inc.

The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

11. Stock Option Plan

The Company adopted the 2003 Stock Option Plan (the “Plan”) in 2003, under which the Company initially reserved for the issuance of 1,252,436 shares of its common stock. The Plan was approved by the Company’s stockholders on December 21, 2004. On June 23, 2010, June 4, 2009, April 25, 2007 and April 26, 2006, the dates of the Company’s annual stockholders meetings during such years, the Company’s stockholders approved amendments to the Plan increasing the total shares reserved by 3,000,000, 2,000,000, 2,000,000 and 750,000 shares, respectively, for a total of 9,002,436 shares.

As of December 31, 2010, the Company had outstanding options issued to its employees to purchase up to 3,706,511 shares of the Company’s common stock, to its directors to purchase up to 855,174 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 5,250 shares of the Company’s common stock. In December 2008, 5,000 options were granted to a consultant and vested ratably over a two-year period, contingent upon performance of future consulting services during that time.

Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 45,823 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. The options were granted to The University of Texas M. D. Anderson Cancer Center and DEKK-Tec, Inc. (see Note 7 to the financial statements, Commitments and Contingencies). During the year ended December 31, 2007, the Company recorded a $120 thousand stock compensation expense in connection with the Company achieving a predetermined development milestone, which triggered the vesting of 25,111 of the options granted outside of the 2003 Stock Option Plan. The 25,111 options were exercised on August 13, 2007. Proceeds from this exercise amounted to $50 and the intrinsic value of these options amounted to $104 thousand. During 2010, the Company recorded an expense of $27 thousand when 6,904 DEKK-Tec stock options vested upon achieving Phase III milestones.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

11. Stock Option Plan  – (continued)

Proceeds from the 2010, 2009, and 2008 exercises amounted to $234, $73, and $0 thousand, respectively. The intrinsic value of these options amounted to $880, $238, and $0 thousand for years ended December 31, 2010, 2009 and 2008, respectively.

Transactions under the Plan for the years ending December 31, 2010, 2009, and 2008 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,797,000	$3.81
Granted	384,000	1.64
Exercised	—	—
Cancelled	(442,911)	4.31
Outstanding, December 31, 2008	2,738,089	3.43
Granted	1,324,000	1.53
Exercised	(102,564)	0.71
Cancelled	(424,839)	3.19
Outstanding, December 31, 2009	3,534,686	2.82
Granted	1,293,000	4.55
Exercised	(196,167)	1.19
Cancelled	(64,584)	4.36
Outstanding, December 31, 2010	4,566,935	$3.39	7.40	$6,459
Options exercisable, December 31, 2010	2,939,435	$2.93	6.16	$5,597
Options available for future grant	2,076,651

At December 31, 2010, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $4.6 million. The cost is expected to be recognized over a weighted-average period of 1.87 years.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

11. Stock Option Plan  – (continued)

Restricted Stock

In March and April 2010, the Company issued 90,000 and 25,000 shares of restricted stock to its non-employee directors, respectively, all of which vest in their entirety on the one year anniversary of the grant date. In December 2009, the Company issued 347,500 shares of restricted stock to employees and 45,000 shares of restricted stock to its non-employee directors, which will vest ratably in annual installments over three and two years, respectively, commencing on the first anniversary of the grant date. In September 2009, the Company issued 828,000 shares of restricted stock to employees and 180,000 shares of restricted stock to its board of directors, all of which vest in their entireties on the one year anniversary of the grant date. In December 2008, the Company issued 396,500 shares of restricted stock to employees and 90,000 shares of restricted stock to its board of directors, all of which vested in December 2009. Also, in January 2008, the Company issued 100,000 shares of restricted stock to one employee vesting ratably over a three-year period. In 2007, the Company issued 70,000 shares of restricted stock to several employees which vested in December 2008. During the years ended December 31, 2010, 2009 and 2008, $2.4 million $1.0 million and $289 thousand of compensation expense was recognized, respectively. In January, September and December 2010, the Company repurchased 15,283 shares, 349,710 shares and 51,116 shares at $3.10, $3.95 and $4.66 per share, respectively, to cover payroll taxes. In December 2009, the Company repurchased 103,823 shares of vested restricted stock from employees at $3.66 per share to pay for payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2010, 2009 and 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2007	70,000	$2.73
Granted	586,500	0.83
Vested	(45,000)	2.73
Cancelled	(25,000)	2.73
Non-vested, December 31, 2008	586,500	1.15
Granted	1,400,500	2.28
Vested	(450,333)	0.97
Cancelled	(69,500)	0.83
Non-vested, December 31, 2009	1,467,167	2.30
Granted	115,000	5.15
Vested	(1,182,164)	2.19
Cancelled	(51,250)	4.40
Non-vested, December 31, 2010	348,753	$3.32

As of December 31, 2010, there was $827 thousand of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2003 Plan. The expense is expected to be recognized over a weighted-average period of 1.38 years.

12. Employee Benefit Plan

The Company sponsors a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company may make contributions to these plans at its discretion. The Company contributed approximately $21 thousand, $35 thousand, and $113 thousand to this plan during the years ended December 31, 2010, 2009, and 2008 respectively.

INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2005).
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed April 26, 2006).
3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed September 19, 2005).
3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed September 19, 2005).
3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed September 19, 2005).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.2	Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.3	Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.4	Warrant for the Purchase of Shares of common stock dated December 23, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.5	Option for the Purchase of common stock dated October 15, 2004 and issued to DEKK-Tec, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB filed March 20, 2006).
4.6	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB filed March 20, 2006).
4.7	Schedule identifying material terms of Options for the Purchase of Shares of common stock in the form filed as Exhibit 4.6 to this Report. (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB filed March 20, 2006).
4.8	Form of Common Stock Purchase Warrant issued to investors in connection with the Registrant’s 2006 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed May 3, 2006).
4.9	Form of common stock Purchase Warrant issued to placement agents in connection with the Registrant’s 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report of Form 8-K filed May 3, 2006).
4.10	Form of Warrant to Purchase Common Stock issued to investors in connection with the Registrant’s February 2007 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed February 26, 2007).
4.11	Form of Warrant to Purchase Common Stock issued to placement agents in connection with the Registrant’s February 2007 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report of Form 8-K filed February 26, 2007).

Exhibit No.	Description of Document
4.12	Form of Warrant to Purchase Common Stock issued to investors in connection the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
4.13	Form of Warrant to Purchase Common Stock issued to placement agents in connection with the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
4.14	Form of Warrant to Purchase Common Stock issued to investors in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed December 8, 2009).
4.15	Form of Warrant to Purchase Common Stock issued to underwriters in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed December 8, 2009).
10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan.
10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed March 20, 2006).
10.3	Form of Employee Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed March 20, 2006).
10.4	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB filed March 20, 2006).
10.5	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed December 18, 2007).
10.6	Employment Agreement dated as of January 8, 2008 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed February 21, 2008).
10.7	Extension of Employment Agreement dated as of December 28, 2010 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2010).
10.8	Employment Agreement dated as of June 25, 2008 between the Registrant and Richard E. Bagley (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2008).
10.9	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).++
10.10	License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).++
10.11	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 13, 2006).++
10.12	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 13, 2006).++

Exhibit No.	Description of Document
10.13	Amendment to License Agreement dated September 24, 2009 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2010).
10.14	Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).+
10.15	Form of subscription agreement between the ZIOPHARM, Inc. and the investors in the Registrant’s 2005 private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
10.16	Form of Subscription Agreement by and between the Registrant and investors in the Registrant’s 2006 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed May 3, 2006).
10.17	Form of Securities Purchase Agreement by and between the Registrant and investors in the Registrant’s February 2007 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed February 26, 2007).
10.18	Form of Registration Rights Agreement by and between the Registrant and investors in the Registrant’s February 2007 private placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report of Form 8-K filed February 26, 2007).
10.19	Form of Securities Purchase Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
10.20	Form of Registration Rights Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
10.21	Engagement Letter dated August 7, 2009 by and between the Registrant and Rodman & Renshaw, LLC.
10.22	Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).
10.23	Amendment Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2011).
10.24	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP
23.2	Consent of Independent Registered Public Accounting Firm — Caturano and Company, Inc.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Document
10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan.
10.21	Engagement Letter dated August 7, 2009 by and between the Registrant and Rodman & Renshaw, LLC.
10.24	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP
23.2	Consent of Independent Registered Public Accounting Firm — Caturano and Company, Inc.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/ 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/ 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.