Form 10-Q
period 2011-03-31
ZIOPHARM ONCOLOGY INC
filed 2011-05-05
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐ No: ☑

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of April 29, 2011, was 66,338,107 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	3

	Statements of Operations for the three months ended March 31, 2011 and 2010 and the period from September 9, 2003 (date of inception) through March 31, 2011 (unaudited)	4

	Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the period from September 9, 2003 (date of inception) through March 31, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

Part II - Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Removed and Reserved	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

SIGNATURES		47

Part I - Financial Information

Item 1. Consolidated Financial Statements

 ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$124,037	$60,392
Collaboration revenue receivable	5,000	-
Prepaid expenses and other current assets	934	424
Total current assets	129,971	60,816

Property and equipment, net	443	253

Deposits	91	87
Other non-current assets	357	364
Total assets	$130,862	$61,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,853	$1,031
Accrued expenses	3,862	2,538
Deferred revenue - current portion	800	-
Deferred rent - current portion	29	43
Total current liabilities	6,544	3,612

Deferred revenue	4,133	-
Deferred rent	50	44
Warrant liabilities	38,183	27,311
Total liabilities	48,910	30,967

Commitments and contingencies (note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 66,030,258 and 48,466,562 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	66	48
Additional paid-in capital - common stock	222,051	131,530
Additional paid-in capital - warrants issued	22,657	22,789
Deficit accumulated during the development stage	(162,822)	(123,814)
Total stockholders' equity	81,952	30,553
Total liabilities and stockholders' equity	$130,862	$61,520

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

			Period from
			September 9, 2003
	For the Three Months Ended		(date of inception)
	March 31,		through
	2011	2010	March 31, 2011

Collaboration revenue	$67	$-	$67

Operating expenses:
Research and development	24,641	1,939	96,457
General and administrative	3,352	2,630	57,163
Total operating expenses	27,993	4,569	153,620

Loss from operations	(27,926)	(4,569)	(153,553)

Other income (expense), net	(2)	9	4,673
Change in fair value of warrants	(11,080)	(13,093)	(13,942)
Net loss	$(39,008)	$(17,653)	$(162,822)

Net loss per share - basic and diluted	$(0.65)	$(0.44)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	60,412,689	40,150,100

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
(unaudited)

(in thousands, except share and per share data)

					Additional		Deficit
					Paid-in	Additional	Accumulated
					Capital	Paid-in	During the	Total
	Preferred Stock		Common Stock		Common	Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2010	-	$-	48,466,562	$48	$131,530	$22,789	$(123,814)	$30,553

Stock-based compensation	-	-	-	-	702	-	-	702
Exercise of employee stock options	-	-	361,032	-	724	-	-	724
Exercise of warrants to purchase common stock	-	-	106,360		527	(132)	-	395
Issuance of restricted common stock	-	-	25,000	-	-	-	-	-
Repurchase of shares of common stock	-	-	(15,190)	-	(78)	-	-	(78)
Forfeiture of unvested restricted common stock	-	-	(16,667)	-	-	-	-	-
Issuance of common stock in a securities offering, net of commissions and expenses of $3,833	-	-	11,040,000	11	59,795	-	-	59,806
Issuance of common stock in a collaboration agreement, net of commissions and expenses of $86	-	-	6,063,161	7	28,851	-	-	28,858
Net loss	-	-	-	-	-	-	(39,008)	(39,008)
Balance at March 31, 2011	-	$-	66,030,258	$66	$222,051	$22,657	$(162,822)	$81,952

The accompanying notes are an integral part of the unaudited interim financial statements.

 ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

			Period from
			September 9, 2003
			(date of inception)
	For the Three Months Ended March 31,		through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(39,008)	$(17,653)	$(162,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	67	1,686
Stock-based compensation	702	933	13,244
Change in fair value of warrants	11,080	13,093	13,941
Common stock issued in exchange for in-process research and development	17,457	-	17,457
Loss on disposal of fixed assets	-	-	9
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,000)	-	(5,000)
Prepaid expenses and other current assets	(510)	42	(934)
Other noncurrent assets	7	-	(357)
Deposits	(4)	-	(91)
Increase (decrease) in:
Accounts payable	822	(321)	1,853
Accrued expenses	1,324	61	3,862
Deferred revenue	4,933	-	4,933
Deferred rent	(7)	(11)	79
Net cash used in operating activities	(8,167)	(3,789)	(112,140)
Cash flows from investing activities:
Purchases of property and equipment	(227)	(8)	(2,138)
Proceeds from sale of property and equipment		-	1
Net cash used in investing activities	(227)	(8)	(2,137)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	724	49	1,087
Payments to employees for repurchase of common stock	(78)	(47)	(2,126)
Proceeds from exercise of warrants	186	-	537
Proceeds from issuance of common stock and warrants, net	71,207	-	221,556
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	72,039	2	238,314
Net increase (decrease) in cash and cash equivalents	63,645	(3,795)	124,037
Cash and cash equivalents, beginning of period	60,392	48,839	-
Cash and cash equivalents, end of period	$124,037	$45,044	$124,037

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-		$47,276

Preferred stock conversion to common stock	$-	$-	$16,760

Exercise of equity-classified warrants to common shares	$132	$12	$389

Exercise of liability-classified warrants to common shares	$209	$-	$258

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at March 31, 2011. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues.  The Company anticipates that losses will continue for the foreseeable future. At March 31, 2011, the Company’s accumulated deficit was approximately $162.8 million.  The Company currently believes that it has sufficient capital to fund development and commercialization activities into late 2012.  The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given.  Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments.   Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.  There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods.  The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Form 10-K for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results disclosed in the Statements of Operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Collaborations and Alliances

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K (“Solasia”).

Pursuant to the License and Collaboration Agreement  (the “Agreement”), the Company granted Solasia an exclusive license to develop and commercialize darinaparsin (Zinapar™ or ZIO-101) in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use in a pan-Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, the Company will receive an upfront payment of $5 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones.  The Company will also be entitled to receive double digit royalty payments from Solasia based upon on net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

The Agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.

3. Summary of Significant Accounting Policies

Other than the policy below, our significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

The Company receives revenue from a collaboration agreement (see Note 2). Under the terms of the collaboration agreement, the Company may receive non-refundable, upfront license fees, funding of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner. The consideration received is then allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

Revenue from non-refundable, upfront license fees is reported as research and development revenue and is recognized on a straight-line basis over the contracted or estimated period of performance, which is typically the development term. Research and development funding is earned over the period of effort.  The Company currently estimates this period to be 75 months which could be adjusted in the future.

Milestone payments are recognized as research and development revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payment is deferred and recognized as revenue over the estimated remaining period of performance under the contract as the Company completes its performance obligations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for fair value measurements of its financial assets and liabilities and non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis.  The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$123,470	$123,470	$-	$-

Warrant liability	$38,183	$-	$38,183	$-

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$59,219	$59,219	$-	$-

Warrant liability	$27,311	$-	$27,311	$-

The warrants were valued using a Black-Scholes valuation model.  See Note 8 for additional disclosures on the valuation methodology and significant assumptions.

5. Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date these financial statements were available to be issued.  During this period the Company did not have any material recognizable subsequent events and one disclosable event.  Subsequent to March 31, 2011, approximately 2.2 million warrants issued in conjunction with the Company’s May 3, 2006 financing have been exercised raising cash of $12.0 million and approximately 0.2 million warrants expired on May 3, 2011.

6. Net Loss per Share

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

Certain shares related to some of the Company's outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for the three months ended March 31, 2011 and 2010 as the result would be antidilutive.  Such potential common shares at March 31, 2011 and 2010 consist of the following:

	For the Three Months
	Ended March 31,
	2011	2010
Stock options	4,653,136	3,569,532
Unvested restricted common stock	248,752	1,523,834
Warrants	15,725,379	16,011,588
	20,627,267	21,104,954

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement.  However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions).  The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent.  No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the three months ended March 31, 2011.

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

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million.  Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below.  The Company expensed a $100 thousand milestone payment upon achieving Phase II milestones during the year ended December 31, 2006.  Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share.  Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005.  The remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide.  DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale.  On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide.  There were no payments made during 2009.  In December 2010, the Company expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase III milestones.  The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.  No milestones under the license agreement were reached or expensed during the three months ended March 31, 2011.

Option Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs.  The Option Agreement was exercised on February 13, 2007.  Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product.  These payments were made for the years ended December 31, 2008 and 2009 and the 2010.  The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired.  No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the three months ended March 31, 2011.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin.  No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the three months ended March 31, 2011.

Exclusive Channel Partner Agreement with Intrexon Corporation  (“Intrexon”)

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon that governs a “channel partnering” arrangement in which the Company will use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of INXN 3001/1001 and INXN 2001/1001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Cancer Program”). The Channel Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a Stock Purchase Agreement with Intrexon. See “Note 9 – Common Stock” below.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.  Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the EMEA or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.  If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense.  Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 7, 2009.  During 2010, the agreement was extended through April 7, 2011.  The Company expensed $240 thousand during the years ended December 31, 2009 and 2010 for consulting services per the aforementioned agreement.  No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the three months ended March 31, 2011.

CRO Services Agreement with PPD Development, L. P.

The Company and PPD Development, L. P. ("PPD") are parties to a master clinical research organization services agreement dated January 29, 2010 and a related work order dated June 25, 2010 under which PPD provides clinical research organization ("CRO") services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $21.5 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones.  During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America.  During the three months ended March 31, 2011, two additional milestones totaling $1.6 million were expensed.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.  The number of warrants outstanding at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010

Liability-classified warrants	8,471,291	8,590,456
Equity-classified warrants	7,254,088	7,321,686

Total warrants	15,725,379	15,912,142

Liability-Classified Warrants

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with a 2005 private placement (the 2005 Warrants”), 11,083 of which were subsequently exercised.  The remaining 408,703 warrants were originally valued at $1.6 million.  Subject to certain exceptions, the 2005 Warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the 2005 Warrants then in effect, which was initially $4.75 per share.  This provision was triggered when the Company sold stock in a 2006 private placement $4.63 per share.  Accordingly, the 2005 Warrants were re-priced at $4.69.  The provision was triggered a second time upon completion of a 2009 private placement in which the Company sold stock at $1.825 per share and issued common stock purchase warrants with an exercise price of $2.04,  and the 2005 Warrants were re-priced at $4.25.  The provision was triggered again when the Company sold stock in a December 2009 public offering at $3.10 per share and the 2005 Warrants were re-priced at $3.93.

Also, in connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the underwriters for the offering).  The investor warrants are exercisable immediately and the underwriter warrants became exercisable six months after the date of issuance. The warrants have an exercise price of $4.02 per share and have a five year term. The fair value of the warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of five years and no dividends.

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

The change in the fair value of the warrant liability was a loss of $11.1 million and $13.1 million for the three months ended March 31, 2011 and 2010, respectively, and was charged to other income (expense) in the Statements of Operations.  The following assumptions were used in the Black-Scholes valuation model at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Risk-free interest rate	0.38 - 1.61%	1.12 - 2.40%
Expected life in years	1.17 - 3.68	2.17 - 4.68
Expected volatility	63 - 98%	90 - 113%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

During the first three months of 2011, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
in thousands, except share data	Warrants	Warrants	Issued	to Equity	Received

Cash exercises	67,598	-	67,598		$186
Cashless exercises	-	119,165	38,762	$209	-
	67,598	119,165	106,360	$209	$186

During the first three months of 2010, warrant exercises were as follows:

			Common
	Equity	Liability	Stock	Cash
in thousands, except share data	Warrants	Warrants	Issued	Received

Cash exercises	-	-	-	$-
Cashless exercises	8,559	-	3,866	-
	8,559	-	3,866	$-

9. Common Stock

On January 6, 2011, and in conjunction with the Company’s execution and delivery of the Channel Agreement with Intrexon , the Company entered into a Stock Purchase Agreement and Registration Rights Agreement with Intrexon. On January 12, 2011, and pursuant to that Stock Purchase Agreement, Intrexon purchased 2,426,235 shares of the Company’s common stock in a private placement for a total purchase price of $11,645,928, or $4.80 per share. The Company simultaneously issued to Intrexon an additional 3,636,926 shares of its common stock for a cash purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement.  This resulted in a non-cash expense of approximately $17.5 million for the in process research and development.  Under the terms of the Stock Purchase Agreement, the Company agreed to issue to Intrexon an additional 3,636,926 shares of its common stock under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase II clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. If issued, the purchase price for such shares will be equal to the $0.001 par value of such shares, which price will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement.  Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC registering the resale of the shares that we have issued or may issue to Intrexon under the Stock Purchase Agreement.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Common Stock – (continued)

Also under the Stock Purchase Agreement, if requested by the Company and subject to certain conditions, restrictions and limitations, Intrexon has agreed to purchase the Company’s securities in conjunction with ‘‘qualified’’ securities offerings that are conducted by the Company while the Channel Agreement remains in effect. In conjunction with a qualified offering, Intrexon has committed to purchase up to 19.99% of the securities offering and sold therein (exclusive of Intrexon’s purchase) if requested to do so by the Company. Intrexon will not be obligated to purchase securities in a ‘‘qualified’’ securities offering unless the Company is then in substantial compliance with its obligations under the Channel Agreement and, with respect to a ‘‘qualified’’ offering that is completed following January 6, 2012, the Company confirms its intent that 40% of the offering’s net proceeds shall have been spent, or in the next year will be spent, by the Company under the Channel Agreement. In the case of a ‘‘qualified’’ offering that is completed after January 6, 2012, Intrexon’s purchase commitment will be further limited to an amount equal to one-half of the proceeds spent or to be spent by the Company under the Channel Agreement. Intrexon’s aggregate purchase commitment for all future qualified offerings is capped at $50.0 million. The Company and Intrexon subsequently amended the Stock Purchase Agreement to clarify that gross proceeds from the sale of Company securities to Intrexon in a qualified offering will apply against Intrexon’s $50.0 million purchase commitment regardless of whether Intrexon participates voluntarily or at the request of the Company. As a result of Intrexon’s purchase of securities in our February 2011 public offering (see below), the remaining maximum amount of Intrexon’s equity purchase commitment is approximately $39.0 million.

On February 3, 2011, the Company entered into an underwriting agreement with Barclays Capital Inc. (“Barclays”) relating to the issuance and sale of 9,600,000 shares of the Company’s common stock, par value $0.001 per share in a public offering.  The price to the public in the offering was $5.75 per share, and Barclays, as the sole underwriter for the offering, agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $5.425 per share. Under the terms of the underwriting agreement, the Company also granted Barclays an option, exercisable for 30 days, to purchase up to an additional 1,440,000 shares of the Company’s common stock at a purchase price of $5.425 per share.  On February 8, 2011, the transactions contemplated by the underwriting agreement were completed. In connection with the closing, Barclays exercised in full its option to purchase the additional 1,440,000 shares, resulting in the Company issuing a total of 11,040,000 shares at the closing. The net proceeds from the offering were approximately $59.4 million after deducting underwriting discounts and offering expenses.

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31, 2011
(in thousands)	2011	2010

Research and development, including costs of research contracts	$110	$208
General and administrative	592	725
Stock-based employee compensation expense	$702	$933

The Company granted 548 thousand stock options during the three months ended March 31, 2011 that had a weighted-average grant date fair value of $3.99 per share.  During the three months ended March 31, 2010, the Company granted 90 thousand stock options that had a weighted-average grant date fair value of $3.59 per share.

At March 31, 2011, total unrecognized compensation costs related to unvested stock options outstanding amounted to $5.8 million. The cost is expected to be recognized over a weighted-average period of 1.85 years.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

For the three months ended March 31, 2011 and 2010, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation models with the following assumptions:

	For the three months ended Marc 31,
	2011	2010

Risk-free interest rate	2.21 - 2.61%	2.55%
Expected life in years	5.77	5
Expected volatility	86.57 - 87.29%	90%
Expected dividend yield	0	0

Stock option transactions under the Company’s stock option plan for the three months ended March 31, 2011 are as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	4,566,935	$3.39

Granted	547,900	5.52
Exercised	361,032	2.00
Cancelled	100,667	4.28

Outstanding, March 31, 2011	4,653,136	$3.73	7.43	$11,779

Options exercisable, March 31, 2011	2,683,070	$3.12	5.85	$8,433

Options available for future grant	1,619,835

A summary of the status of unvested restricted stock for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2010	348,753	$3.32
Granted	25,000	5.21
Vested	108,334	4.36
Cancelled	16,667	2.85

Non-vested, March 31, 2011	248,752	$3.09

At March 31, 2011, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $652 thousand. The cost is expected to be recognized over a weighted-average period of 1.33 years.

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse portfolio of in-licensed cancer drugs that can address unmet medical needs. Our principal focus has been on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous (“IV”) and/or oral dosing.  Our clinical programs for our small molecule candidates include palifosfamide (ZymafosTM or ZIO-201) darinaparsin (ZinaparTM or ZIO-101) and indibulin (ZybulinTM or ZIO-301). We are also pursuing the development of novel DNA-based biotherapeutics in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation (“Intrexon”). Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, INXN 3001/1001 and INXN 2001/1001. We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio utilizing our global capabilities to translate science to the patient. Descriptions of our current clinical development plans for palifosfamide, darinaparsin and indibulin, INXN 3001/1001 (or DC-RTS-IL-12) and INXN 2001/1001 (or Ad-RTS-IL-12), are set forth below. More detailed descriptions these product candidates and our clinical development plans for each are also set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Product Candidates

ZIO-101, Darinaparsin, ZinaparTM

Phase I testing of the intravenous (IV) form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase II studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of the American Society of Clinical Oncology (“ASCO”), we reported favorable results from the trial with IV-administered darinaparsin in lymphoma, particularly peripheral T-cell lymphoma. Subject to regulatory review, we presently plan to initiate an adaptive potentially pivotal trial in certain relapsed patients later this year. With this trial design, the Phase I study of darinaparsin with the combination treatment called “CHOP” in the front-line setting of PTCL was closed.  A Phase I trial for an oral form of darinaparsin is currently in progress and, upon completion, we anticipate conducting a Phase II study in solid tumors that would build upon recently reported preclinical work in which darinaparsin had a significant cytotoxic and radiosensitizing effect against different cancer cells under both normal and hypoxic conditions.
We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL.

ZIO-201, Palifosfamide, ZymafosTM

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

We have also initiated a Phase I trial with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a subsequent potentially pivotal adaptive trial in front-line small-cell lung cancer (“SCLC”).  An oral form of palifosfamide has been the subject of preclinical studies necessary for an Investigational New Drug ("IND") application to support commencing Phase I study. Based on an initial review, FDA has requested, among other things, that we repeat a study in order to support the current protocol, a request under review by the Company.  Accordingly, commencement of the study will be delayed pending resolution. We had previously expected that oral palifosfamide would enter Phase I study in the first quarter of 2011.

ZIO-301, Indibulin, ZybulinTM

Indibulin, as a single agent, has completed a Phase I study in patients with advanced solid tumors. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging results obtained with indibulin in combination with erlotinib, and 5-FU in preclinical models, two Phase I combination studies were initiated with TarcevaTM and XelodaTM, respectively. Favorable activity and safety profile of oral indibulin with oral XelodaTM were reported at ASCO’s annual meeting in May 2009. Preclinical work with our consultant, Dr. Larry Norton, to explore dose scheduling for the clinical setting have been completed, with results supporting the recently initiated Phase I safety trial necessary for a Phase II breast cancer trial and using the mathematical dosing schedule established preclinically. We have recently modified the dosage form to be able to administer a smaller number of capsules and expect to substitute the new dosage form into our ongoing Phase I trial in the first half of this year.

INXN 3001/1001 (or DC-RTS-IL-12) and INXN 2001/1001 (or Ad-RTS-IL-12)

INXN 3001/1001 is in a Phase Ib trial in the U.S. and employs intratumoral injection of modified dendritic cells from each patient (INXN-3001) and oral dosing of an activator ligand (INXN-1001) to turn on in vivo expression of interleukin-12 (“IL-12”). INXN-3001/1001 uses a RheoSwitch Therapeutic System (RTSTM) to control the timing and level of transgene expression for gene and cell therapy. RTSTM functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells, which are transduced with a replication-deficient adenoviral vector carrying the IL-12 gene under the control of the RTSTM and in this study injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTSTM is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of Il-12 is below detectable levels.

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

A Phase Ia clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side effects being dysgeusia (impairment of taste) and throat irritation. In the subsequent Phase Ib trial, which is now ongoing in patients with advanced melanoma, one patient reported a severe adverse event that constitutes a dose limiting toxicity (DLT). Additional treatment was evaluated and dose escalation continues.  Among the first four patients treated, one patient demonstrated an overall partial response and a second demonstrated a response in some lesions. The Phase Ib trial has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles.

We expect INXN 2001/1001 to enter Phase I study during the first half of this year.

We intend to evaluate both INXN 3001/1001 and INXN 2001/1001 with the intent either to further develop both candidates or to select one of the two candidates for further study. INXN 2001/1001 is identical to INXN 3001/1001 except that the autologous dendritic cell component (INXN-3001) is omitted.  Both product candidates are targeted for further development in different indications.

Development Plans

We are currently pursuing several clinical programs which include:

•
palifosfamide (ZymafosTM or ZIO-201) – completing our ongoing Phase II trial comparing doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable soft tissue sarcoma, our recently initiated Phase III pivotal trial in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, our recently initiated Phase I trial with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a subsequent randomized trial in front-line small-cell lung cancer, and pursuing a Phase I study for an oral form of palifosfamide that we expect to initiate subject to obtaining FDA approval to commence the trial.

•
darinaparsin (ZinaparTM or ZIO-101) – initiating an adaptive potentially pivotal trial likely in certain relapsed patients later this year, and completing an ongoing Phase I study with an oral form of darinaparsin and, upon completion, likely conducting a Phase II study in solid tumors.

•	indibulin (ZybulinTM or ZIO-301) – pursuing the commencement of a Phase II breast cancer trial following substitution of dosage form in Phase I.

•	INXN 3001/1001 - completing a Phase Ib trial in patients with advanced melanoma in that is on-going in the U.S.

•	INXN 2001/1001, submitting an IND application with the intention of entering the clinic in a Phase I trial targeting treatment of patients with late-stage malignant melanoma.

We are also in late preclinical evaluation with respect to several additional potential product candidates under our channel partnership with Intrexon and we anticipate continuing evaluation to select product candidates for clinical study, which could commence as early as 2012.  We also anticipate continuing discovery efforts aimed at identifying additional potential product candidates under the Intrexon channel partnership for study thereafter. Although we are pursuing all of these clinical programs, our principal focus remains on the clinical development of IV palifosfamide for soft tissue sarcomacompleting the SCLC Phase I trial and, subject to obtaining FDA approval, initiating the Phase I study with the oral form of palifosfamide.

Our current plans involve using internal financial resources to develop palifosfamide and pursue the clinical work discussed above, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates,.  Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $72.3 million on research and development expenses and approximately $14.3 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenue.  Revenue during the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010	Change
($ in thousands)

Collaboration revenue	$67	$-	$67	100%

Revenue for the three months ended March 31, 2011 increased by $67 thousand from the three months ended March 31, 2010.  The increase was due to a collaboration agreement from which the Company will receive funds to further research and development of darinaparsin.  The Company is recognizing the research and development funding revenue over the estimated period of performance (75 months).

Research and development expenses.  Research and development expenses during the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010	Change
($ in thousands)

Research and development	$24,641	$1,939	$22,702	1171%

Research and development expenses for the three months ended March 31, 2011 increased by $22.7 million from the three months ended March 31, 2010.  The increase was primarily due to a one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, including our associated license of Intrexon technology, along with increased clinical costs of $2.8 million related to the Phase III palifosfamide study, manufacturing activity of $1.2 million to replenish drug supplies, clinical costs of $814 thousand related to DNA based therapeutics projects, salary and employee-related costs of $697 thousand and offset by cost reductions of $(210) thousand.

Exclusive of the one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, we expect our research and development expenses to increase, as compared to prior periods, as we continue our pivotal Phase III palifosfamide and other studies for palifosfamide, darinaparsin, indibulin and synthetic biology technologies.

   Overview

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with pre-clinical animal studies, costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties. During the three months ended March 31, 2011, we also incurred a non-cash expense upon issuing shares of our common stock in conjunction with entering into our channel partnering arrangement with Intrexon.

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

In 2011, our clinical projects have consisted primarily of a Phase III project for our lead product candidate palifosfamide. The expenses for this trial incurred by us to third parties were $3.0 million for the three months ended March 31, 2011 and $7.9 million from the project inception through March 31, 2011.

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

General and administrative expenses.  General and administrative expenses during the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010	Change
($ in thousands)

General and administrative	$3,352	$2,630	$722	27%

General and administrative expenses for the three months ended March 31, 2011 increased by $722 thousand from the three months ended March 31, 2010.  The increase was primarily due to increased consulting of $296 thousand, salary and employee-related costs of $248 thousand, travel costs of $193 thousand and offset by certain cost reductions of $(15) thousand.  The increased general and administrative activity was related to increased support for clinical studies.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other income (expense).  Other income (expense) for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010	Change
($ in thousands)

Other income (expense), net	$(2)	$9	$(11)	-122%
Change in fair value of warrants	(11,080)	(13,093)	2,013	15%

Total	$(11,082)	$(13,084)	$2,002

The decrease in other income (expense) from the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due primarily to the decreased non-cash expense recorded from the change in the fair value of liability-classified warrants.  The expense directly correlates with the Company’s stock price during the three months ended March 31, 2011 and 2010.  Additionally, interest income decreased due to reduced interest rates.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $124.0 million in cash and cash equivalents, compared to $60.4 million in cash and cash equivalents as of December 31, 2010.  We believe that our existing cash will be sufficient to fund our operations into late 2012. We expect that we will need additional financing to support our long-term plans for clinical trials and new product development.  We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that the Company is able to obtain will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Specifically, we commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010. We have estimated the sufficiency of our cash resources based in part on this trial design and our timing expectations for enrollment in the study. In addition, our forecast anticipates the initiation of a two-stage potentially pivotal trial for the study of darinaparsin for the treatment of PTCL, likely in certain relapsed patients.

We also recently assumed responsibility for two product candidates under our exclusive channel partnership with Intrexon in early January 2011. We expect that the costs associated with these additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added headcount in part to support our exclusive channel partnership endeavors and have opened a small office in the greater Washington D.C. area, which will add to our general and administrative expenses going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the initial Intrexon product candidates, we have only recently assumed development responsibility for these products and the actual costs associated therewith may be significantly in excess of forecast amounts.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon product candidates, we have only recently assumed development responsibility for these products and the actual costs associated therewith may be significantly in excess of forecast amounts. In addition to these factors our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights.  In addition, the pace of our expenses may be further increased if we begin to develop product candidates under our exclusive channel partnership with Intrexon in addition to the two existing product candidates. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We expect that we will need additional financing to support our long-term plans for clinical trials and new product development. We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that the Company is able to obtain will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Other than the Intrexon equity purchase commitment,  Currently, we have no committed sources of additional capital.  Recently, capital markets have experienced a period of instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
($ in thousands)
Net cash provided by (used in):
Operating activities	$(8,167)	$(3,789)
Investing activities	(227)	(8)
Financing activities	72,039	2

Net increase (decrease) in cash and cash equivalents	$63,645	$(3,795)

Net cash used in operating activities was $8.2 million for the three months ended March 31, 2011 compared to $3.8 million for the three months ended March 31, 2010.  The $4.4 million increase was primarily due to an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.  This is offset by increases in receivables, accrued liabilities and deferred revenue.

Net cash used in investing activities was $227 thousand for the three months ended March 31, 2011 compared to $8 thousand for the three months ended March 31, 2010.  The increase was due to increased purchases of leasehold improvements, furniture and fixtures, and computer equipment.

Net cash provided by financing activities was $72.0 million for the three months ended March 31, 2011 compared to $2.0 thousand for the three months ended March 31, 2010.  The increase is attributable to a financing that resulted in $71.2 million of cash proceeds, in addition to stock option and warrant exercises partially offset by the Company’s re-purchase of common stock from employees to satisfy employee tax withholding obligations triggered upon vesting of previously granted restricted stock awards.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At March 31, 2011, the Company’s accumulated deficit was approximately $162.8 million.  Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of March 31, 2011 was $123.5 million, consisting of $130.0 million in current assets and $6.5 million in current liabilities. Working capital as of December 31, 2010 was $57.2 million, consisting of $60.8 million in current assets and $3.6 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating leases	$877	$437	$405	$35
Royalty and license fees	1,600	25	550	525	500
Contract milestone payments	14,187	7,046	6,665	476
Total	$16,664	$7,508	$7,620	$1,036	$500

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York and our operations centers in Boston, Massachusetts and Germantown, Maryland.  Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation.  The contract milestone payments relate to our CRO agreement with PPD Development, L. P.  The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies.  However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of March 31, 2011.

Off-balance sheet arrangements

During the three months ended March 31, 2011 and 2010, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2011.

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

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.   The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* We will require additional financial resources in order to continue on-going development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception.  For the three months ended March 31, 2011, we had a net loss of $39.0 million and we had incurred approximately $162.8 million of cumulative net losses since our inception in 2003.  We expect to continue to incur significant operating expenditures.  Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon Corporation, will likely require substantial increases in our expenses as we:

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

As of March 31, 2011, we had incurred approximately $162.8 million of cumulative net losses and had approximately $124.0 million of cash and cash equivalents.  We anticipate that our cash resources will be sufficient to fund our operations until late 2012.  However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation.  Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.  Specifically, we commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010.  We have estimated the sufficiency of our cash resources based in part on this trial design and our timing expectations for enrollment in the study.  In addition, our forecast anticipates the initiation of a two-stage potentially pivotal trial for the study of darinaparsin for the treatment of PTCL, likely in certain relapsed patients.We also recently assumed responsibility for two product candidates under our exclusive channel partnership with Intrexon Corporation and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

* Clinical trials are very expensive, time-consuming, and difficult to design and implement.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010.  The trial is in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. The Company has experienced slower than anticipated enrollment in the trial due in part to the timing of regulatory approvals for opening trials sites and unanticipated contractual delays attributable to international healthcare budgetary constraints. The Company has taken steps to accelerate patient enrollment in order to meet its previous forecasted timeline for full enrollment by the end of 2011, including utilizing significantly more trial sites in the United States and elsewhere. However, the Company cannot assure that it will be able to enroll sufficient numbers of patients in the PICASSO 3 trial to meet its previous forecast for full enrollment. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. Also affecting the enrollment and pace of the study is a recent limited supply of doxorubicin necessary for the trial. If the Company cannot accelerate enrollment in the PICASSO 3 study to meet its forecasted timeline, if limited supply of doxorubicin prevents treatment of patients in the trial, or the trial is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also ‘‘Risk Factors — Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.’’

We have received ‘‘Orphan Drug’’ status for palifosfamide and darinaparsin in both the United States and Europe and we are hopeful that we may be able to obtain ‘‘Fast Track’’ and/or additional Orphan Drug status from the FDA, Europe and certain other countries for our product candidates. Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied. Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition affecting fewer than 200,000 patients in the U.S. and affords certain financial and market protection benefits to successful applicants. There is no guarantee that any of our other product candidates will be granted Orphan Drug status or will be granted Fast Track status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

We actively evaluate additional product candidates to acquire for development. Such additional product candidates, if any, could significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing product candidates.  We must manage our development efforts and clinical trials effectively, and hire, train and integrate additional management, administrative, and sales and marketing personnel.  We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our Company

We may not be able to successfully manage our growth.

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

* We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer and Chief Medical Officer, Richard Bagley, our President, Chief Operating Officer and Chief Financial Officer, and our principal scientific, regulatory, and medical advisors.  Dr. Lewis’ and Mr. Bagley’s employment are governed by written employment agreements that provide for terms that expire in January 2013 and June 2011, respectively.  Dr. Lewis and Mr. Bagley may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants.  The loss of the technical knowledge and management and industry expertise of Dr. Lewis and Mr. Bagley, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results.  We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.  These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt, and limit who may call a special meeting of stockholders.  In addition, Section 203 of the Delaware General Corporation Law.  In general, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with a party that owns at least 15% of its common stock unless the business combination is approved by the company’s board of directors before the person acquires the 15% ownership stake or later by its board of directors and two-thirds of its stockholders. In connection with our January 12, 2011 issuance of shares of common stock to Intrexon Corporation in a private placement transaction, our board of directors waived the Section 203 prohibition with respect to a future business combination with Intrexon Corporation. However, the Stock Purchase Agreement governing such issuance contains a standstill provision that generally prohibits Intrexon from seeking, initiating, offering or proposing to effect such a transaction with our inviting them to do so. Section 203 and this standstill provision could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

 During the three months ended March 31, 2011, we purchased 15,190 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.  The following table provides information about these purchases of restricted shares for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 30, 2011	15,190	$5.14
February 1 to 28, 2011	-	$-
March 1 to 31, 2011	-	$-
Total	15,190

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
Dated: May 5, 2011

/s/ Richard E. Bagley
Richard E. Bagley President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 5, 2011

EXHIBIT INDEX

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350

*	Filed herewith