Form 10-Q
period 2011-09-30
ZIOPHARM ONCOLOGY INC
filed 2011-11-03
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of October 28, 2011, was 68,451,324 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3

	Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the period from September 9, 2003 (date of inception) through September 30, 2011 (unaudited)	4

	Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period from September 9, 2003 (date of inception) through September 30, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	44

Item 3.	Defaults upon Senior Securities	44

Item 4.	Removed and Reserved	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$118,933	$60,392
Collaboration receivable	79	-
Prepaid expenses and other current assets	1,405	424
Total current assets	120,417	60,816

Property and equipment, net	886	253

Deposits	91	87
Other non-current assets	882	364
Total assets	$122,276	$61,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,160	$1,031
Accrued expenses	8,789	2,538
Deferred revenue - current portion	800	-
Deferred rent - current portion	21	43
Total current liabilities	11,770	3,612

Deferred revenue	3,733	-
Deferred rent	77	44
Warrant liabilities	22,584	27,311
Total liabilities	38,164	30,967

Commitments and contingencies (note 6)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 68,451,324 and 48,466,562 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	68	48
Additional paid-in capital - common stock	244,670	131,530
Additional paid-in capital - warrants issued	13,722	22,789
Deficit accumulated during the development stage	(174,348)	(123,814)
Total stockholders' equity	84,112	30,553
Total liabilities and stockholders' equity	$122,276	$61,520

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

					Period from
					September 9, 2003
	For the Three Months		For the Nine Months		(date of inception)
	Ended September 30, 2011		Ended September 30, 2011		through
	2011	2010	2011	2010	September 30, 2011

Research contract revenue	$200	$-	$467	$-	$467

Operating expenses:
Research and development, including costs of research contracts	10,667	5,711	44,433	9,872	116,249
General and administrative	3,742	2,789	11,017	8,313	64,828
Total operating expenses	14,409	8,500	55,450	18,185	181,077

Loss from operations	(14,209)	(8,500)	(54,983)	(18,185)	(180,610)

Other income, net	19	7	26	29	4,701
Change in fair value of warrants	13,388	(3,712)	4,423	(2,663)	1,561
Net income (loss)	$(802)	$(12,205)	$(50,534)	$(20,819)	$(174,348)

Net income (loss) per share - basic	$(0.01)	$(0.26)	$(0.77)	$(0.48)
Net income (loss) per share - diluted	$(0.01)	$(0.26)	$(0.77)	$(0.48)

Weighted average common shares outstanding to compute net income (loss) per share - basic	68,104,934	47,426,991	65,277,084	43,333,663

Weighted average common shares outstanding to compute net income (loss) per share - diluted	68,104,934	47,426,991	65,277,084	43,333,663

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011
(unaudited)

	(in thousands, except share and per share data)
					Additional		Deficit
					Paid-in	Additional	Accumulated
	Preferred Stock		Common Stock		Capital	Paid-in	During the	Total
					Common	Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2010	-	$-	48,466,562	$48	$131,530	$22,789	$(123,814)	$30,553

Stock-based compensation	-	-	-	-	1,900	-	-	1,900
Exercise of employee stock options	-	-	460,887	-	904	-	-	904
Exercise of warrants to purchase common stock	-	-	2,377,571	2	21,768	(9,067)	-	12,703
Issuance of restricted common stock	-	-	75,000	-	-	-	-	-
Repurchase of shares of common stock	-	-	(15,190)	-	(78)	-	-	(78)
Forfeiture of unvested restricted common stock	-	-	(16,667)	-	-	-	-	-
Issuance of common stock in a securities offering, net of commissions and expenses of $245	-	-	11,040,000	11	59,795	-	-	59,806
Issuance of common stock in a collaboration agreement, net of commissions and expenses of $86	-	-	6,063,161	7	28,851	-	-	28,858
Net loss	-	-	-	-	-	-	(50,534)	(50,534)
Balance at September 30, 2011	-	$-	68,451,324	$68	$244,670	$13,722	$(174,348)	$84,112

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)
			Period from
			September 9, 2003
	For the Nine Months		(date of inception)
	Ended September 30,		through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(50,534)	$(20,819)	$(174,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	153	1,821
Stock-based compensation	1,900	3,198	14,441
Change in fair value of warrants	(4,423)	2,663	(1,561)
Common stock issued in exchange for in-process research and development	17,457	-	17,457
Loss on disposal of fixed assets	-	-	9
Change in operating assets and liabilities:
(Increase) decrease in:
Collaboration receivable	(79)	-	(79)
Prepaid expenses and other current assets	(981)	3	(1,405)
Other noncurrent assets	(518)	(67)	(882)
Deposits	(4)	(41)	(91)
Increase (decrease) in:
Accounts payable	1,129	(703)	2,160
Accrued expenses	6,251	1,717	8,789
Deferred revenue	4,533	-	4,533
Deferred rent	12	(15)	98
Net cash used in operating activities	(25,085)	(13,911)	(129,058)
Cash flows from investing activities:
Purchases of property and equipment	(806)	(128)	(2,717)
Proceeds from sale of property and equipment	-	-	1
Net cash used in investing activities	(806)	(128)	(2,716)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	904	225	1,267
Payments to employees for repurchase of common stock	(78)	(1,429)	(2,126)
Proceeds from exercise of warrants	12,399	71	12,750
Proceeds from issuance of common stock and warrants, net	71,207	32,804	221,556
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	84,432	31,671	250,707
Net increase (decrease) in cash and cash equivalents	58,541	17,632	118,933
Cash and cash equivalents, beginning of period	60,392	48,839	-
Cash and cash equivalents, end of period	$118,933	$66,471	$118,933

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-	$-	$47,276

Preferred stock conversion to common stock	$-	$-	$16,760

Exercise of equity-classified warrants to common shares	$9,067	$257	$9,324

Exercise of liability-classified warrants to common shares	$303	$49	$352

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

The Company has had limited operations to date and its activities have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at September 30, 2011. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2011, the Company’s accumulated deficit was approximately $174.3 million. The Company currently believes that it has sufficient capital to fund development and commercialization activities into early 2013. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments.  Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent liabilities at the dates of the financial statements.  Actual amounts may differ from these estimates.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date these financial statements were available to be issued.  During this period, the Company did not have any material recognizable or disclosable subsequent events.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies

Other than the policy below, our significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Revenue Recognition

The Company receives revenue from a collaboration agreement (see Note 3). Collaboration arrangements typically include payments for one or more of the following: non-refundable, upfront license fees, funding of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Arrangements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner. The consideration received is then allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

Revenue from non-refundable, upfront research and development fees is reported as research and development revenue and is recognized on a straight-line basis over the contracted or estimated period of performance, which is typically the development term. Research and development funding is earned over the period of effort.

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

As consideration for the license, the Company received an upfront payment of $5 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

The upfront payment for research and development funding is earned over the period of effort. The Company currently estimates this period to be 75 months, which could be adjusted in the future.

Under the Agreement, the Company provides Solasia with drug product to conduct clinical trials. These transfers are accounted for as a reduction of research and development costs and an increase in collaboration receivables.

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for
		Identical	Significant Other	Significant
	Balance as of	Assets/Liabilities	Observable Inputs	Unobservable
Description	September 30, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Cash equivalents	$117,641	$117,641	$-	$-

Warrant liability	$22,584	$-	$22,584	$-

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for
		Identical	Significant Other	Significant
	Balance as of	Assets/Liabilities	Observable Inputs	Unobservable
Description	December 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Cash equivalents	$59,219	$59,219	$-	$-

Warrant liability	$27,311	$-	$27,311	$-

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
in thousands, except share and per share data	2011	2010	2011	2010
Basic
Net income (loss)	$(802)	$(12,205)	$(50,534)	$(20,819)
Weighted-average common shares outstanding	68,104,934	47,426,991	65,227,084	43,333,663
Earnings (loss) per share, basic	$(0.01)	$(0.26)	$(0.77)	$(0.48)

 ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Earnings (Loss) per Share – (continued)

Certain shares related to some of the Company's outstanding common stock options, unvested restricted stock and warrants have not been included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010 as the result would be anti-dilutive.  Such potential common shares at September 30, 2011 and 2010 consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Stock options	4,981,398	3,528,852	4,981,398	3,528,852
Unvested restricted common stock	298,752	518,334	298,752	518,334
Warrants	13,179,885	15,924,642	13,179,885	15,924,642
	18,460,035	19,971,828	18,460,035	19,971,828

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

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock.  In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application (“IND”) for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase 1 clinical trials in 2007. The Company recorded $120 thousand of stock-based compensation expense related to the vesting in 2007.  The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial, i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”). In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of the Phase 1 clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the ZIOPHARM-sponsored Phase 2 clinical trial for darinaparsin. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts that, on a cumulative basis, could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. In addition, the Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights. The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study, i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of a default by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the nine months ended September 30, 2011.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc. (“DEKK-Tec”), pursuant to which it was granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, the Company expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts that, on a cumulative basis, may total $4.0 million.  Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006.  Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005. The remaining options will vest upon certain milestone events, culminating with final U.S. Food and Drug Administration (“FDA”) approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide.  DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale.  On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a U.S. Patent for palifosfamide.  There were no payments made during 2009.  In December 2010, the Company expensed a $300 thousand milestone payment and 6,904 stock options became vested upon achieving Phase 3 milestones. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of a default by a party under the license agreement.  No milestones under the license agreement were reached or expensed during the nine months ended September 30, 2011.

Option Agreement with Southern Research Institute

On December 22, 2004, the Company entered into an Option Agreement (the “Option Agreement”) with Southern Research Institute (“SRI”) , pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs.  The Option Agreement was exercised on February 13, 2007.  Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product.  These payments were made for the years ended December 31, 2008 and 2009 and 2010.  The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired.  No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the nine months ended September 30, 2011.

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

In October 2009, the License Agreement was amended to allow the Company to manufacturer indibulin.  No milestones under the license agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the nine months ended September 30, 2011.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (“Intrexon”) that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Cancer Program”). The Channel Agreement establishes committees comprised of the Company and Intrexon representatives that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.  Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.  If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense.  Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009.  Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012.  The Company expensed $240 thousand during the years ended December 31, 2009 and 2010 and $180 thousand for the nine months ended September 30, 2011 for consulting services per the aforementioned agreement.  No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2008, 2009 or 2010 or during the nine months ended September 30, 2011.

CRO Services Agreement with PPD Development, L. P.

The Company and PPD Development, L.P. ("PPD") are parties to a master clinical research organization services agreement dated January 29, 2010 and a related work order dated June 25, 2010 under which PPD provides clinical research organization ("CRO") services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $21.5 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones.  During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America.  During the nine months ended September 30, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and the Company recorded an aggregate $3.1 million expense.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.  The number of warrants outstanding at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010

Liability-classified warrants	8,424,905	8,590,456
Equity-classified warrants	4,754,980	7,321,686

Total warrants	13,179,885	15,912,142

Liability-Classified Warrants

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with a 2005 private placement (the “2005 Warrants”), 11,083 of which were subsequently exercised.  The remaining 408,703 warrants were originally valued at $1.6 million.  Subject to certain exceptions, the 2005 Warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the 2005 Warrants then in effect, which was initially $4.75 per share.  This provision was triggered when the Company sold stock in a 2006 private placement at $4.63 per share.  Accordingly, the 2005 Warrants were re-priced at $4.69.  The provision was triggered a second time upon completion of a 2009 private placement in which the Company sold stock at $1.825 per share and issued common stock purchase warrants with an exercise price of $2.04,  and the 2005 Warrants were re-priced at $4.25.  The provision was triggered again when the Company sold stock in a December 2009 public offering at $3.10 per share and the 2005 Warrants were re-priced at $3.93.

Also, in connection with its December 2009 public securities offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the underwriters for the offering) (the “2009 Warrants”).  The 2009 Warrants issued to investors were exercisable immediately and the warrants issued to underwriters became exercisable six months after the date of issuance. The 2009 Warrants have an exercise price of $4.02 per share and have a five year term. The fair value of the 2009 Warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of five years and no dividends.

The Company assessed whether the 2005 Warrants and the 2009 Warrants require accounting as derivatives.  The Company determined that these warrants were not indexed to the Company’s own stock in accordance with accounting standards codification Topic 815, Derivatives and Hedging.  As such, the Company has concluded these warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and were classified as liabilities.

The change in the fair value of the warrant liability resulted in a gain of $13.4 million and $4.4 million for the three and nine months ended September 30, 2011, respectively.  The change in the fair value of the warrant liability resulted in losses of $3.7 million and $2.7 million for the three and nine months ended September 30, 2010, respectively.  The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.  The following assumptions were used in the Black-Scholes valuation model at September 30, 2011 and 2010:

	September 30,
	2011	2010

Risk-free interest rate	0.08 - 0.47%	0.37 - 1.01%
Expected life in years	0.67 - 3.18	1.67 - 4.18
Expected volatility	48.9 - 95.5%	94.9 - 101.5%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Warrants – (continued)

During the first nine months of 2011, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
in thousands, except share data	Warrants	Warrants	Issued	to Equity	Received
Cash exercises	2,311,585	-	2,311,585		$12,399
Cashless exercises	39,832	165,551	65,986	$303	-
	2,351,417	165,551	2,377,571	$303	$12,399

During the first nine months of 2010, warrant exercises were as follows:

			Common
	Equity	Liability	Stock	Cash
in thousands, except share data	Warrants	Warrants	Issued	Received
Cash exercises	3,292	16,000	19,292	$71
Cashless exercises	67,446	8,767	19,933	-
	70,738	24,767	39,225	$71

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Common Stock – (continued)

Also under the Stock Purchase Agreement, if requested by the Company and subject to certain conditions, restrictions and limitations, Intrexon has agreed to purchase the Company’s securities in conjunction with ‘‘qualified’’ securities offerings that are conducted by the Company while the Channel Agreement remains in effect. In conjunction with a qualified offering, Intrexon has committed to purchase up to 19.99% of the securities offered and sold therein (exclusive of Intrexon’s purchase) if requested to do so by the Company. Intrexon will not be obligated to purchase securities in a ‘‘qualified’’ securities offering unless the Company is then in substantial compliance with its obligations under the Channel Agreement and, with respect to a ‘‘qualified’’ offering that is completed following January 6, 2012, the Company confirms its intent that 40% of the offering’s net proceeds shall have been spent, or in the next year will be spent, by the Company under the Channel Agreement. In the case of a ‘‘qualified’’ offering that is completed after January 6, 2012, Intrexon’s purchase commitment will be further limited to an amount equal to one-half of the proceeds spent or to be spent by the Company under the Channel Agreement. Intrexon’s aggregate purchase commitment for all future qualified offerings is capped at $50.0 million. The Company and Intrexon subsequently amended the Stock Purchase Agreement to clarify that gross proceeds from the sale of Company securities to Intrexon in a qualified offering will apply against Intrexon’s $50.0 million purchase commitment regardless of whether Intrexon participates voluntarily or at the request of the Company. As a result of Intrexon’s purchase of securities in our February 2011 public offering (see below), the remaining maximum amount of Intrexon’s equity purchase commitment is approximately $39.0 million.

On February 3, 2011, the Company entered into an underwriting agreement with Barclays Capital Inc. (“Barclays”) relating to the issuance and sale of 9,600,000 shares of the Company’s common stock in a public offering.  The price to the public in the offering was $5.75 per share, and Barclays, as the sole underwriter for the offering, agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $5.425 per share. Under the terms of the underwriting agreement, the Company also granted Barclays an option, exercisable for 30 days, to purchase up to an additional 1,440,000 shares of the Company’s common stock at a purchase price of $5.425 per share.  On February 8, 2011, the transactions contemplated by the underwriting agreement were completed. In connection with the closing, Barclays exercised in full its option to purchase the additional 1,440,000 shares, resulting in the Company issuing a total of 11,040,000 shares at the closing. The net proceeds from the offering were approximately $59.4 million after deducting underwriting discounts and offering expenses.

9. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands)	2011	2010	2011	2010

Research and development, including costs of research contracts	$264	$199	$540	$613
General and administrative	322	824	1,360	2,585
Stock-based employee compensation expense	$586	$1,023	$1,900	$3,198

The Company granted 509 thousand and 1.6 million stock options during the three and nine months ended September 30, 2011 that had a weighted-average grant date fair value of $3.88 and $4.18 per share, respectively.  During the three and nine months ended September 30, 2010, the Company granted 42 thousand and 197 thousand stock options that had a weighted-average grant date fair value of $2.66  and $3.42 per share, respectively.

At September 30, 2011, total unrecognized compensation costs related to unvested stock options outstanding amounted to $7.1 million. The cost is expected to be recognized over a weighted-average period of 1.77 years.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation – (continued)

For the nine months ended September 30, 2011 and 2010, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2011	2010
Risk-free interest rate	1.12 -2.61%	1.28 - 2.75%
Expected life in years	5.77 - 6	5
Expected volatility	83.26 - 87.4%	89.2 - 90.6%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2011 is as follows:

			Weighted-
		Weighted-	Average
(in thousands, except share and per	Number of	Average Exercise	Contractual	Aggregate
share data)	Shares	Price	Term (Years)	Intrinsic Value

Outstanding, December 31, 2010	4,566,935	$3.39

Granted	1,573,100	5.83
Exercised	460,887	1.96
Cancelled	697,750	4.91

Outstanding, September 30, 2011	4,981,398	$4.08	7.22	$4,485

Options exercisable, September 30, 2011	2,619,880	$3.17	5.31	$4,002

Options available for future grant	1,141,718

A summary of the status of unvested restricted stock for the nine months ended September 30, 2011 is as follows:

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Non-vested, December 31, 2010	348,753	$3.32
Granted	75,000	5.66
Vested	108,334	4.36
Cancelled	16,667	2.85

Non-vested, September 30, 2011	298,752	$2.57

At September 30, 2011, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $688 thousand. The cost is expected to be recognized over a weighted-average period of 1.47 years.

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that is seeking to develop and commercialize a diverse portfolio of in-licensed cancer drugs that can address unmet medical needs. Our principal focus has been on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous (“IV”) and/or oral dosing.  Our clinical programs for our small molecule candidates include palifosfamide (ZymafosTM or ZIO-201), darinaparsin (ZinaparTM or ZIO-101) and indibulin (ZybulinTM or ZIO-301). We are also pursuing the development of novel DNA-based biotherapeutics in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation (“Intrexon”). Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio utilizing our global capabilities to translate science to the patient setting.  Descriptions of our current clinical development plans for palifosfamide, darinaparsin, indibulin, ZIN-CTI-001 and ZIN-ATI-001 are set forth below.  More detailed descriptions of these product candidates and our clinical development plans for each are also set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in other reports that we file from time to time with the Securities and Exchange Commission.

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

Product Candidates

ZIO-101, Darinaparsin, ZinaparTM

Darinaparsin is a novel mitochondrial-targeted agent (organic arsenic) in development with IV and oral administrations. Phase 1 testing of the IV form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and, importantly, a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of the American Society of Clinical Oncology (“ASCO”), we reported favorable results from the trial with IV-administered darinaparsin in lymphoma, particularly peripheral T-cell lymphoma (“PTCL”).  With focus on the relapsed setting, a Phase 1 study of darinaparsin in combination with the treatment regimen called “CHOP” in the front-line setting of PTCL was ended.  A Phase 1 trial with an oral form of darinaparsin is currently in progress in a solid tumor Phase I study. Data from the completion of this study will guide further study in solid tumors and/or PTCL. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL.

ZIO-201, Palifosfamide, ZymafosTM

Palifosfamide is a novel DNA cross-linker (stabilized active metabolite of ifosfamide) in class with bendemustine, ifosfamide, and cyclophosphamide and currently in development with IV administration (oral in late preclinical). Following Phase 1 study, we completed Phase 2 testing of the IV form of palifosfamide as a single agent to treat advanced sarcoma.  In both Phase 1 and Phase 2 testing, palifosfamide has been administered without the “uroprotectant” mesna, as is required with ifosfamide, and the toxicities associated with other ifosfamide metabolites, acrolein and chloroacetaldehyde, have not been observed. We reported clinical activity of palifosfamide when used alone in the Phase 2 study addressing advanced sarcoma. Following review of preclinical combination studies, we initiated a Phase 1 dose escalation study of palifosfamide in combination with doxorubicin, primarily in patients with soft tissue sarcoma. We reported favorable results and safety profile from this study at ASCO’s 2009 annual meeting. In light of reported favorable Phase 2 single agent clinical activity data and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial (“PICASSO”) in the second half of 2008 to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable soft tissue sarcoma. The study generated positive top line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by the Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” In July 2010, we announced the initiation of a worldwide registration trial on a protocol design developed through a FDA End-of- Phase 2 meeting and the Special Protocol Assessment (“SPA”) process. Although we did engage in the SPA process, we, with guidance from the FDA, elected to initiate the trial without having obtained SPA agreement from the FDA. The Phase 3 trial is in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. The study is designed to evaluate the safety and efficacy of palifosfamide administered with doxorubicin compared with doxorubicin administered with placebo, with no cross-over between the arms. Progression-free survival is the primary endpoint for accelerated approval, with overall survival as the primary endpoint for full approval. PICASSO 3 has no interim data analysis, although the trial is monitored by a Data Monitoring Committee (DMC) of outside, independent expects. The DMC has met twice to review trial data for safety and futility and on both occasions has recommended trial continuation. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of soft tissue sarcomas.

A Phase 1 trial is also ongoing with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a potentially pivotal, adaptive trial in front-line small-cell lung cancer (“SCLC”).  An oral form of palifosfamide has been the subject of preclinical studies necessary for an Investigational New Drug ("IND") application to support commencing Phase 1 study. Based on an initial review, the FDA has requested that we repeat an animal study, that is currently underway, in order to support the planned Phase 1 protocol.

ZIO-301, Indibulin, ZybulinTM

Indibulin is a novel orally administered tubulin binding agent.  Phase 1 study as a single agent in patients with advanced solid tumors has been completed.  We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy.  Following encouraging preclinical results obtained with indibulin in combination with other chemotherapies, two Phase 1 combination studies were initiated with TarcevaTM and XelodaTM, respectively. The favorable activity and safety profile of oral indibulin with oral XelodaTM was reported at ASCO’s annual meeting in May 2009.  In all studies, a maximum tolerated dose (“MTD”) was not established.  Preclinical work with our consultant, Dr. Larry Norton, established a dosing schedule to enhance activity and reduce toxicity, which is presently five days on drug and nine days off in a Phase 1 study in late stage metastatic breast cancer.  In light of the lack of establishing an MTD and the need to administer many capsules several times a day, we have recently modified the dosage form to administer once a day dosing in the Phase 1 trial.

ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL)

We are also pursuing the development of novel DNA-based therapeutics in the field of cancer pursuant to an exclusive channel partnership with Intrexon. The partnership includes two existing clinical-stage product candidates. ZIN-CTI-001 is in a Phase 1b trial in the United States and employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12 (“IL-12”).  ZIN-CTI-001 uses a RheoSwitch Therapeutic System® (“RTS”) to control the timing and level of transgene expression for gene and cell therapy. The RTS technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells, which are transduced with a replication deficient adenoviral vector carrying the IL-12 gene under the control of the RTS and in this study injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

The activator ligand has been the subject of a number of preclinical, safety and pharmacology studies under FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) guidelines. Preclinical studies in the B16 mouse melanoma model consistently induced regression of established melanoma lesions, both in those directly injected and those elsewhere in the body. Preclinical studies have shown DC-RTS-IL-12, in combination with an activator ligand, to have strong activity against a broad array of cancers, including brain, colon, renal, and pancreatic cancers and melanoma.

A Phase 1a clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side effects being dysgeusia (impairment of taste) and throat irritation. A subsequent Phase 1b trial, which is ongoing in patients with advanced melanoma, has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles.  Initial positive clinical results from the Phase 1b trial were presented at the June 2011 ASCO annual meeting. The trial enrolled ten patients (median age 61) with unresectable Stage III or IV melanoma. Among eight evaluable patients, partial or complete regression of injected and some uninjected lesions was observed by computed axial tomography (“CT”) scans in three patients, with one patient having a RECIST PR of >11 months and three patients demonstrating stable disease by RECIST, for an overall disease control rate of 50%. Treatment was generally well tolerated, and maximum tolerated dose has not yet been reached. Adverse events were mild to moderate, with one to two patients each experiencing nausea, vomiting, anorexia, arthralgia, fever or chills. One severe adverse event was reported 18 hours after treatment onset with 60 mg AL + ZIN-CTI-001, and included diarrhea, followed by hypotension and reversible acute renal failure, which completely resolved.

The FDA has recently accepted our IND application to begin clinical study of ZIN-ATI-001 in oncology and patient enrollment is underway.  The Phase 1 study will evaluate safety in addition to immunological and biological effects of the therapeutic candidate in patients with melanoma.

We intend to evaluate both ZIN-CTI-001 and ZIN-ATI-001 with the intent either to further develop both candidates or to select one of the two candidates for further study. ZIN-ATI-001 is identical to ZIN- CTI-001 except that the autologous dendritic cell component is omitted.  Both product candidates are targeted for further development in different indications.

Development Plans

We are currently pursuing several clinical programs, which include:

•
palifosfamide (ZymafosTM or ZIO-201) – completing our Phase 3 pivotal trial in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and completing our recently initiated Phase 1 trial with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a subsequent randomized trial in front-line small-cell lung cancer.

•	darinaparsin (ZinaparTM or ZIO-101) –completing an ongoing Phase 1 study with an oral form.

•	indibulin (ZybulinTM or ZIO-301) – entering the Phase 2 portion of the Phase 1/2 trial having established the MTD in Phase 1 with once daily dosing.

•	ZIN-CTI-001 - completing a Phase 1b trial in patients with advanced melanoma in that is on-going in the U.S.

•	ZIN-ATI-001 – completing the Phase 1 trial treatment of patients with late-stage malignant melanoma that is the subject of an IND application recently accepted by FDA.

We are also in late preclinical evaluation with respect to several additional potential product candidates under our channel partnership with Intrexon, and we anticipate continuing evaluation to select product candidates for clinical study, which could commence as early as 2012.  We also anticipate continuing discovery efforts aimed at identifying additional potential product candidates under the Intrexon channel partnership for study thereafter.

Our current plans involve using internal financial resources to develop palifosfamide and pursue the clinical work outlined above, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates.  Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $83.5 million on research and development expenses and approximately $16.3 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Revenue.  Revenue during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	2010	Change		2011	2010	Change
($ in thousands)

Collaboration revenue	$200	$-	$200	100%	$467	$-	$467	100%

Revenue for the three months ended September 30, 2011 increased by $200 thousand from the three months ended September 30, 2010.  The increase was due to a collaboration agreement from which the Company received funds in order to further the research and development of darinaparsin.  The Company is recognizing the research and development funding revenue over the estimated period of performance (75 months).

Revenue for the nine months ended September 30, 2011 increased by $467 thousand from the nine months ended September 30, 2010.  The increase was due to a collaboration agreement from which the Company received funds in order to further the research and development of darinaparsin.  The Company is recognizing the research and development funding revenue over the estimated period of performance (75 months).

Research and development expenses.  Research and development expenses during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	2010	Change		2011	2010	Change
($ in thousands)

Research and development	$10,667	$5,711	$4,956	87%	$44,433	$9,872	$34,561	350%

Research and development expenses for the three months ended September 30, 2011 increased by $5.0 million from the three months ended September 30, 2010.  The increase was primarily due to increased clinical costs of $1.1 million related to the Phase 3 palifosfamide study, clinical costs of $781 thousand related to DNA based therapeutics projects, other clinical costs of $320 thousand, preclinical costs of $486 thousand, salary and employee-related costs of $1.7 million resulting from additional headcount and  increased manufacturing activity of $569  thousand to replenish drug supplies.

Research and development expenses for the nine months ended September 30, 2011 increased by $34.6 million from the nine months ended September 30, 2010.  The increase was primarily due to a one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, including our associated license of Intrexon technology, along with increased clinical costs of $7.2 million related to the Phase 3 palifosfamide study, clinical costs of $2.9 million related to DNA based therapeutics projects, preclinical costs of $622 thousand, manufacturing activity of $2.4 million to replenish drug supplies, salary and employee-related costs of $3.8 million resulting from additional headcount and other costs of $178 thousand.

Exclusive of the one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, we expect our research and development expenses to increase, as compared to prior periods, as we continue our pivotal Phase 3 palifosfamide and other studies for palifosfamide, darinaparsin, indibulin and DNA therapeutics.

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with pre-clinical animal studies, costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties. During the nine months ended September 30, 2011, we also incurred a non-cash expense upon issuing shares of our common stock in conjunction with entering into our channel partnering arrangement with Intrexon.

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

In 2011, our clinical projects have consisted primarily of a Phase 3 project for our lead product candidate palifosfamide.  The expenses for this trial incurred by us to third parties were $11.5 million for the nine months ended September 30, 2011 and $16.4 million from the project inception through September 30, 2011.

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

General and administrative expenses.  General and administrative expenses during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	2010	Change		2011	2010	Change
($ in thousands)

General and administrative	$3,742	$2,789	$953	34%	$11,017	$8,313	$2,704	33%

General and administrative expenses for the three months ended September 30, 2011 increased by $1.0 million from the three months ended September 30, 2010.  The increase was primarily due to increased consulting of $609 thousand, salary and employee-related costs of $269 thousand, travel costs of $113 thousand and other costs of $9 thousand.  The increased general and administrative activity was related to additional headcount and increased support for clinical studies.

General and administrative expenses for the nine months ended September 30, 2011 increased by $2.7 million from the nine months ended September 30, 2010.  The increase was primarily due to increased consulting fees of $1.7 million, salary and employee-related costs of $668 thousand, travel costs of $499 thousand and offset by certain cost reductions of ($167) thousand.  The increased general and administrative activity was related to increased support for clinical studies.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other income (expense).  Other income (expense) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	2010	Change		2011	2010	Change
($ in thousands)

Other income, net	$19	$7	$12	171%	$26	$29	$(3)	-10%
Change in fair value of warrants	13,388	(3,712)	(17,100)	-461%	4,423	(2,663)	(7,086)	-266%

Total	$13,407	$(3,705)	$(17,088)		$4,449	$(2,634)	$(7,089)

The decrease in other income (expense) from the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was due primarily to the decreased non-cash expense recorded from the change in the fair value of liability-classified warrants.  The change directly correlates with the decrease in the Company’s stock price during the three and nine months ended September 30, 2011 and 2010. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $118.9 million in cash and cash equivalents, compared to $60.4 million in cash and cash equivalents as of December 31, 2010.  We believe that our existing cash will be sufficient to fund our operations into early 2013. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report. We have based our forecast on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.  Specifically, we commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 and expect to initiate a trial in SCLC in 2012. We have estimated the sufficiency of our cash resources based on our current timing expectations for enrollment for these studies, which may change based on the progression of enrollment.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2011 and 2010:

	Nine months ended
	September 30,
	2011	2010
($ in thousands)
Net cash provided by (used in):
Operating activities	$(25,085)	$(13,911)
Investing activities	(806)	(128)
Financing activities	84,432	31,671

Net increase (decrease) in cash and cash equivalents	$58,541	$17,632

Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2011 compared to $13.9 million for the nine months ended September 30, 2010.  The $11.2 million increase was primarily due to an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.  This is offset by increases in other assets, accrued liabilities and deferred revenue.

Net cash used in investing activities was $806 thousand for the nine months ended September 30, 2011 compared to $128 thousand for the nine months ended September 30, 2010.  The increase was due to increased purchases of leasehold improvements, furniture and fixtures, and computer equipment.

Net cash provided by financing activities was $84.4 million for the nine months ended September 30, 2011 compared to $31.7 million for the nine months ended September 30, 2010.  The increase is attributable to a financing that resulted in $71.2 million of cash proceeds, in addition to stock option and warrant exercises partially offset by the Company’s re-purchase of common stock from employees to satisfy employee tax withholding obligations triggered upon vesting of previously granted restricted stock awards.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At September 30, 2011, the Company’s accumulated deficit was approximately $174.3 million.  Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of September 30, 2011 was $108.6 million, consisting of $120.4 million in current assets and $11.8 million in current liabilities. Working capital as of December 31, 2010 was $57.2 million, consisting of $60.8 million in current assets and $3.6 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating leases	$5,674	$726	$2,019	$2,019	$910
Royalty and license fees	1,600	25	550	525	500
Contract milestone payments	11,939	6,822	4,668	449
Total	$19,213	$7,573	$7,237	$2,993	$1,410

Our commitments for operating leases relate to our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts, as well as our small liaison office with Intrexon in Germantown, Maryland.  Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation.  The contract milestone payments relate to our CRO agreement with PPD Development, L. P.  The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies.  However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of September 30, 2011.

Off-balance sheet arrangements

During the three and nine months ended September 30, 2011 and 2010, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to our cash.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash.  We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain our cash in interest-bearing bank accounts in global banks, U.S. treasuries and other government-backed investments, which are subject to minimal interest rate risk.

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

Part II - Other Information

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception.  For the nine months ended September 30, 2011, we had a net loss of $50.5 million and we had incurred approximately $174.3 million of cumulative net losses since our inception in 2003.  We expect to continue to incur significant operating expenditures.  Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon Corporation, will likely require substantial increases in our expenses as we:

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

As of September 30, 2011, we had incurred approximately $174.3 million of cumulative net losses since our inception in 2003 and had approximately $118.9 million of cash and cash equivalents.  We anticipate that our cash resources will be sufficient to fund our operations until early 2013.  However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation.  Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.  Specifically, we commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010.  We have estimated the sufficiency of our cash resources based in part on this trial design and our current timing expectations for enrollment in the study, which may change based on the progression of enrollment.  We also recently assumed responsibility for two product candidates under our exclusive channel partnership with Intrexon Corporation and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 in a small number of sites in the United States as we pursued site review board clearance for trial conduct in the anticipated 150 or more sites expected worldwide.  Site opening is a complex and time-consuming process, often requiring six (6) months to complete outside of the United States.   PICASSO 3 has a targeted enrollment of 424 patients. The Company did experience slower than anticipated enrollment in the trial at start-up due in part to the timing of site and regulatory approvals. While enrollment is complicated by a number of factors outside the Company’s control, the Company currently expects that full enrollment will occur early in the first quarter of 2012. The outcome in progression-free survival, the study’s primary endpoint for accelerated approval, is anticipated in the second half of 2012 should the trial complete enrollment as expected. However, the Company cannot assure that it will be able to enroll the sufficient number of patients in the PICASSO 3 trial to meet its expectation for full enrollment. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. Also affecting the enrollment and pace of the study was a recent limited supply of doxorubicin necessary for the trial. If the Company cannot  meet its forecasted enrollment, or the trial is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also ‘‘Risk Factors — Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.’’

We have received ‘‘Orphan Drug’’ status for palifosfamide and darinaparsin in both the United States and Europe and we are hopeful that we may be able to obtain ‘‘Fast Track’’ and/or additional Orphan Drug status from the FDA, Europe and certain other countries for our product candidates. Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied. Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition affecting fewer than 200,000 patients in the United States and affords certain financial and market protection benefits to successful applicants. There is no guarantee that any of our other product candidates will be granted Orphan Drug status or will be granted Fast Track status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Richard Bagley, our President, Chief Operating Officer and Chief Financial Officer, Hagop Youssoufian our Chief Medical Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer , and our principal scientific, regulatory, and medical advisors.  Dr. Lewis’ and Mr. Bagley’s employment are governed by written employment agreements that provide for terms that expire in January 2013 and June 2013, respectively.  Drs. Lewis and Youssoufian, and Messrs. Bagley and Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants.  The loss of the technical knowledge and management and industry expertise of Drs. Lewis and Youssoufian and Messrs. Bagley and Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results.  We do not carry “key person” life insurance policies on any of our officers or key employees.

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

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale.  We will need FDA approval to commercialize our product candidates in the U.S. and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions.  In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or Biologics License Application (“BLA”), demonstrating that the product candidate is safe for humans and effective for its intended use.  This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.  Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity, and novelty of the product candidate, and will require substantial resources for research, development, and testing.  We cannot predict whether our research, development, and clinical approaches will result in drugs that the FDA will consider safe for humans and effective for their intended uses.  The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies.  The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review.  Delays in obtaining regulatory approvals may:

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates.  The FDA normally expects two randomized, well controlled Phase 3 pivotal studies in support of approval of an NDA or BLA. Our PICASSO 3 trial, even if successful, may not be sufficient to support approval and we may be required to conduct additional pivotal trials of palifosfamide in soft tissue sarcoma in order to obtain NDA approval.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing.  The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for the indicated uses.  This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs or BLA’s with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.  In addition, our clinical trials involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

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

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.  The U.S. Congress is considering patent reform legislation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2011, we purchased 15,190 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.  The following table provides information about these purchases of restricted shares for the nine months ended September 30, 2011:

Average Price
	Total Number of	Paid Per Share
Period	Shares Purchased	($)

January 1 to 31, 2011	15,190	$5.14
February 1 to 28, 2011	-	$-
March 1 to 31, 2011	-	$-
April 1 to 30, 2011	-	$-
May 1 to 31, 2011	-	$-
June 1 to 30, 2011	-	$-
July 1 to 31, 2011	-	$-
August 1 to 31, 2011	-	$-
September 1 to 30, 2011	-	$-
Total	15,190

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
Dated: November 3, 2011

/s/ Richard E. Bagley
Richard E. Bagley President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 3, 2011

EXHIBIT INDEX

10.1*	Amendment to Exclusive Channel Partner Agreement dated September 13, 2011 by and between the Registrant and Intrexon Corporation
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.