Form 10-K
period 2011-12-31
ZIOPHARM ONCOLOGY INC
filed 2012-02-29
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1180 Avenue of the Americas, 20th Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(646) 214-0700

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $0.001 per share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non- Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $316,081,207 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 51,647,256 shares of common stock held by non-affiliates and on a closing price of $6.12 as reported on the NASDAQ Capital Market on June 30, 2011.

As of February 15, 2012, there were 79,472,777 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2012 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Our registered trademarks include Zymafos and Zinapar. Our trademarks include Zybulin. All other trademarks, trade names and service marks appearing in this annual report on Form 10-K are the property of their respective owners.

i

PART I

Item 1. Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs. Our principal focus was initially on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous, or IV, and/or oral dosing. Our clinical programs for our small molecule candidates include palifosfamide (Zymafos or ZIO-201), darinaparsin (Zinapar or ZIO-101) and indibulin (Zybulin or ZIO-301). We are also pursuing the development of novel DNA-based biotherapeutics in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation, or Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to inhibit the growth and metastasis of cancers, adding significantly to our candidate portfolio.

We believe that our strategy will result in expedited drug development programs for product candidates that would include a cost of development and manufacturing that, upon successful commercialization, would address changing worldwide product reimbursement requirements. We are currently in Phase 1, 2, and/or Phase 3 studies for our product candidates with our lead palifosfamide program completing enrollment in a global pivotal Phase 3 trial to support registration in combination with doxorubicin in the front-line setting of metastatic soft tissue sarcoma, or STS.

More detailed descriptions of palifosfamide, darinaparsin, indibulin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth in this report under the caption “Business —  Product Candidates.”

Cancer Overview

Cancer is a group of diseases characterized by either the runaway growth of cells or the failure of cells to die normally. Often, cancer cells spread to distant parts of the body, where they can form new tumors. Cancer can arise in any organ of the body and, according to the American Cancer Society, strikes slightly less than one of every two American men and a little more than one of every three American women at some point in their lives.

It is reported that there are more than 100 different varieties of cancer. Carcinomas, the most common type of cancer, originate in tissues that cover a surface or line a cavity of the body. Lymphomas are cancers of the lymph system, which is a circulatory system that bathes and cleanses the body’s cells. Leukemias involve blood-forming tissues and blood cells. As their name indicates, brain tumors are cancers that begin in the brain, skin cancers, including melanomas, originate in the skin, while STS arises in soft tissue. Cancers are considered metastatic if they spread through the blood or lymphatic system to other parts of the body to form secondary tumors.

Cancer is caused by a series of mutations (alterations) in genes that control cells’ ability to grow and divide. Some mutations are inherited; others arise from environmental factors such as smoking or exposure to chemicals, radiation, or viruses that damage cells’ DNA. The mutations cause cells to divide relentlessly or lose their normal ability to die.

According to the American Cancer Society, it is estimated that about 1,638,910 new cases of cancer were expected to be diagnosed in 2012 and about 577,190 Americans will die from cancer in 2012 — more than 1,500 each day. The cost of treating cancer is significant. The National Institute of Health estimates that the overall costs of cancer in 2007 were $226.8 billion. These costs included an estimate of $103.8 billion in direct medical costs and $123.0 billion in indirect mortality costs.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, and chemotherapy; the latter including newer approaches such as anti-angiogenic, vascular disruption and targeted therapies. Also associated with the treatment of cancer is supportive care; and recently, immunological-based approaches have proved to be of benefit either alone or in combination. While there are also hundreds of experimental treatments under investigation, including DNA and other immunological based therapies, we believe cancer treatment will remain a significant unmet medical need for the foreseeable future.

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

Chemotherapy:  Chemotherapy is the treatment of cancer with cytotoxics, which are anti-cancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells, especially those that divide quickly, can also be harmed with the use of cytotoxics. Harm to healthy cells is what causes side effects. These cells usually repair themselves after chemotherapy and in many cases, newer agents may offer a greater therapeutic window — the difference between a dose that is helpful and one that is toxic often referred to as targeted therapies.

Cytotoxic agents act primarily by disrupting cellular pathways involved in maintaining cellular integrity including blood supply, repair, or activity that affects the production or function of DNA, RNA, or protein. Although there are many cytotoxic agents, there is a considerable overlap in their mechanisms of action. As such, the choice of a particular agent or group of agents is generally not a consequence of a prior prediction of anti-tumor activity by the drug, but instead the result of empirical clinical trials.

Immunological and DNA-based approaches:  The approval of Bristol-Meyers Squibb’s YERVOYTM (ipilimumab) for melanoma, validated an immune-based approach and has opened the full exploration of harnessing the immune system to treat cancer. Strategies that are synthetic biology or otherwise DNA-based, including the approach by Intrexon, are in clinical development, providing a further promising new avenue to treat cancer.

Supportive Care:   Cancer treatments are directed at killing or eradicating the cancer that exists in a patient’s body. Unfortunately, the delivery of many cancer therapies adversely affects the body’s normal organs. The undesired consequence of harming an organ not involved with cancer is referred to as a complication of treatment or a side effect.

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

Product Candidates

Palifosfamide, Zymafos, ZIO-201

General.  Palifosfamide, or isophosphoramide mustard (“IPM”), is a proprietary active metabolite of the pro-drug ifosfamide. Ifosfamide, like the related drugs cyclophosphamide and bendamustine, is a DNA alkylating agent, which is a form of cancer therapy to treat a wide range of solid tumors and hematological malignancies. Ifosfamide has been shown to be effective in the treatment of sarcoma and lymphoma, either by itself or in combination with other anti-cancer agents. Ifosfamide is approved by the U.S. Food and Drug Administration, or FDA, as a treatment for testicular cancer and often used in combination to treat sarcoma, although it is not approved for this indication by the FDA.

Our preclinical studies have shown that, in animal and laboratory models, palifosfamide evidences activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide, in part because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because palifosfamide is the stabilized active metabolite of ifosfamide and a distinct pharmaceutical composition and without the acrolein or chloroacetaldehyde metabolites, we believe that the administration of palifosfamide may be a new, more effective and a better tolerated agent to treat cancer.

In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. Moreover, in some preclinical studies, palifosfamide has been shown to bypass resistance mediated by aldehyde dehydrogenase (ALDH), an enzyme thought to confer resistance to alkylators like ifosfamide and cyclophosphamide. Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Lead Indications for palifosfamide: Soft Tissue Sarcoma.  Sarcomas are cancers of the bone, cartilage, fat, muscle, blood vessels, or other connective or supportive tissue. There are more than 50 histological or tissue types of STSs but with considerable homogeneity when the disease is metastatic. The prognosis for patients with soft tissue sarcoma depends on several factors, including the patient’s age, size of the primary tumor, histological grade, and stage of the tumor. Factors associated with a poorer prognosis include being older than 60 years of age, having tumors larger than five centimeters, and having tumors of high-grade histology. While small, low-grade tumors are usually curable by surgery alone, the higher-grade or larger sarcomas are associated with higher local treatment failure rates and increased metastatic potential.

Intravenous palifosfamide may be a useful agent that, either alone or in combination with other agents and doxorubicin in particular, may deliver enhanced therapeutic activity with fewer side effects of the type that have been associated with ifosfamide. In the United States, ifosfamide is often included in combination regimens for the treatment of sarcomas, testicular cancers, head and neck cancer, certain types of non-Hodgkin’s lymphomas, and other solid tumors including small-cell lung cancer, or SCLC, although it is not formally approved by FDA for the treatment of soft tissue sarcoma. Doxorubicin, approved decades ago, is the only FDA-approved treatment for sarcoma. We believe that palifosfamide in combination with doxorubicin may be more effective than doxorubicin alone and with a far improved safety profile and impact on Quality of Life (QoL) over the combination of ifosfamide use with doxorubicin.

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

Other Indications.  Palifosfamide may be useful to treat many other solid tumors, including pediatric cancer, and hematological malignancies. With an investigational new drug (IND) application for the oral form of palifosfamide now approved by FDA, the treatment could also offer not only a significant advancement to current therapies but also greater patient access and convenience.

Lead Indications for palifosfamide: STS and SCLC, Significant Unmet Medical Need.  Both front-line metastatic soft tissue sarcoma and extensive SCLC represent significant unmet medical needs with standard of care considerably dated. We believe approximately 100,000 patients worldwide are initially diagnosed with STS every year. For patients diagnosed with STS, primary care is surgery, sometimes with radiation therapy. Many patients enter a period of remission that is unpredictable and can even represent a “cure.” Metastatic STS arises when the disease has re-occurred and surgery is no longer an option. Chemotherapy is the standard of care for front-line metastatic STS and doxorubicin is the only front-line therapy approved in the United States for its treatment. We believe the annual projection in the United States for front-line metastatic STS treatment is approximately 9,000 patients. While data sources for Europe are limited, we estimate, based on epidemiology, an annual projection in Europe for front-line metastatic STS treatment of approximately 14,000 patients, for a combined U.S. and European estimate of 23,000 patients annually. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of STS. For SCLC, the estimated U.S. annual incidence is 30 – 35,000 patients and 200,000 patients worldwide. Approximately 80 – 90% of patients have extensive disease, the population for the planned pivotal trial. Platinum and etoposide are standard of care in the front-line setting. A formal retrospective mortality study also suggests that the SCLC population in China is substantial and projected from the study to be greater than 150,000 patients and growing.

Clinical Development Plan for Palifosfamide.  With IV administration and following Phase 1 study, we completed Phase 2 testing of palifosfamide as a single agent to treat advanced sarcoma. In both Phase 1 and Phase 2 testing, palifosfamide has been administered without the “uroprotectant” mesna, as is required with ifosfamide, and the toxicities associated with other ifosfamide metabolites, acrolein and chloroacetaldehyde, have not been observed. We reported clinical activity of palifosfamide when used alone in the Phase 2 study addressing advanced sarcoma. Following review of preclinical combination studies, we initiated a Phase 1 dose escalation study of palifosfamide in combination with doxorubicin, primarily in patients with soft tissue sarcoma. We reported favorable results and safety profile from this study at ASCO’s 2009 annual meeting. In light of reported favorable Phase 2 single agent clinical activity data and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial in the second half of 2008, which we refer to as PICASSO, to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable STS. The study generated positive top-line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by our Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” In July 2010, we announced the initiation of a worldwide registration trial on a protocol design developed through a FDA End-of-Phase 2 meeting and the Special Protocol Assessment, or SPA, process. Although we did engage in the SPA process, we, with guidance from the FDA, elected to initiate the trial without having obtained SPA agreement from the FDA. The Phase 3 trial is in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. The study is designed to evaluate the safety and efficacy of palifosfamide administered with doxorubicin compared with doxorubicin administered with placebo, with no cross-over between the arms. Progression-free survival is the primary endpoint for accelerated approval, with overall survival as the primary endpoint for full approval. PICASSO 3 has no interim efficacy analysis, while the trial is monitored by an Independent Data Monitoring Committee, or IDMC, of outside, independent experts for safety and futility. The IDMC has met on three occasions to review all available study data and in all instances has recommended trial continuation. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of STS.

Subsequent to year-end 2011, we announced in February positive preliminary overall survival, or OS, data from our randomized, controlled Phase 2 PICASSO trial. An analysis of the OS data, conducted according to the statistical analysis plan and with greater than 70% of events occurring, demonstrated a positive Intent to Treat (ITT) hazard ratio of 0.79 and a modified Intent to Treat (mITT) hazard ratio of 0.78. At 2-years after starting treatment, approximately 40% of subjects treated with palifosfamide are alive; 30% in the control arm treated with doxorubicin (including those who crossed-over and received subsequent palifosfamide) are alive, compared to an expected 25% based on historical data. The OS analysis and the earlier PFS reported results show correlation between the two with the results fully confirming the modeling and powering of the ongoing Phase 3 trial (PICASSO 3) for both progression-free survival for accelerated approval and OS for full approval.

A Phase 1 trial has completed accrual with palifosfamide in combination with etoposide and carboplatin to determine appropriate safety for initiating a potentially pivotal, adaptive Phase 3 trial in front-line, extensive SCLC expected to initiate in the second half of 2012. An oral form of palifosfamide has been the subject of preclinical studies necessary for an Investigational New Drug, or IND, application to support commencing Phase 1 study. Based on an initial review, the FDA requested that we repeat an animal study, which was completed and submitted to the FDA in January 2012. The IND for the oral formulation was approved in February 2012.

DNA-based therapeutics (synthetic biology) ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL)

General.  On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon pursuant to which we plan to supplement our small molecule drug development efforts by pursuing the development and commercialization of novel DNA-based therapeutics in the field of cancer treatment using Intrexon’s Rheoswitch® and UltraVector® synthetic biology technologies. The channel partnering arrangement contemplates our using Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. See “— License Agreements, Intellectual Property and Other Agreements — Exclusive Channel Partner Agreement with Intrexon Corporation” below. ZIN-CTI-001 (or DC-RTS-IL-12) and ZIN-ATI-001 (or Ad-RTS-IL-12) are the two existing clinical-stage products currently in development under this channel partnering arrangement. Under the arrangement, Intrexon assigned to us all regulatory filings and approvals relating to the two product candidates and we assumed sponsorship of the ongoing clinical trials of ZIN-CTI-001.

Clinical Development Plan for DNA-based therapeutics.  ZIN-CTI-001 is in a Phase 1b trial in the United States and employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. ZIN-CTI-001, through the RheoSwitch Therapeutic System®, or RTS, controls the timing and level of transgene expression. The RTS technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication deficient adenoviral vector carrying the IL-12 gene under the control of the RTS, and in Phase 1 study, injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

The activator ligand has been the subject of a number of preclinical, safety and pharmacology studies under FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use guidelines. Preclinical studies in the B16 mouse melanoma model consistently induced regression of established melanoma lesions, both in those directly injected and those elsewhere in the animal. Preclinical studies have shown DC-RTS-IL-12, in combination with an activator ligand, to have strong activity against a broad array of cancers, including brain, colon, renal and pancreatic cancers and melanoma.

A Phase 1a clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side effects being dysgeusia (impairment of taste) and throat irritation. A subsequent Phase 1b trial, which is ongoing in patients with advanced melanoma, has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles. Initial positive clinical results from the Phase 1b trial were presented at the June 2011 ASCO annual meeting. The trial enrolled ten patients (median age 61) with unresectable Stage III or IV melanoma. Among eight evaluable patients, partial or complete regression of injected and some uninjected lesions was observed by computed axial tomography, or CT, scans in three patients, with >11 months and three patients demonstrating stable disease by RECIST, for an overall disease control rate of 50%. Treatment was generally well tolerated, and maximum tolerated dose has not yet been reached. Adverse events were mild to moderate, with one to two patients each experiencing nausea, vomiting, anorexia, arthralgia, fever or chills. One severe adverse event was reported 18 hours after treatment onset with 60 mg AL + ZIN-CTI-001, and included diarrhea, followed by hypotension and reversible acute renal failure, which completely resolved.

Clinical study of ZIN-ATI-001, essentially ZIN-CTI-001 without dendritic cells, has also initiated in Phase 1 study in advanced melanoma. The Phase 1 study will evaluate safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with melanoma.

We intend to evaluate both ZIN-CTI-001 and ZIN-ATI-001 with the intent to advance ZIN-ATI-001 into at least two Phase 2 trials, one a potentially pivotal trial for accelerated approval in an indication with significant unmet medical need.

We are also in late preclinical evaluation with respect to several additional potential product candidates under our channel partnership with Intrexon, and we anticipate continuing evaluation to select product candidates for clinical study, which could commence as early as this year. We also anticipate continuing discovery efforts aimed at identifying additional potential product candidates under the Intrexon channel partnership for study thereafter.

Indibulin, Zybulin, ZIO-301

General.  Indibulin is a novel, orally available small molecular-weight inhibitor of tubulin polymerization that we acquired from Baxter Healthcare in 2006, and is the subject of numerous patents worldwide, including those in the United States, the European Union and Japan. The microtubule component, tubulin, is one of the more well established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of marketed IV anti-cancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol®), docetaxel (Taxotere®), the Vinca alkaloid family members, vincristine and vinorelbine, and new classes of tubulin inhibitors including the epothilones. This broad class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

Preclinical studies with indibulin demonstrate significant and broad antitumor activity, including activity against taxane-refractory cell lines. The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and human tumor xenograft models. In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung, and leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors. No neurotoxicity has been observed at therapeutic doses in rodents and in the Phase 1 trials. Indibulin has also demonstrated synergy with approved anti-cancer agents in preclinical studies. The availability of an oral formulation of indibulin creates significant commercial opportunity because no oral capsule formulations of the taxane family are currently on the market in the United States.

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

Testing of indibulin for in vitro growth inhibitory activity against a panel of human and rodent tumor-derived cell lines revealed that the drug candidate is active in a broad spectrum of cell lines derived from different organs. In vivo, indibulin is active in a number of xenograft and rodent tumor models. Its unique pharmacodynamic properties demonstrated in preclinical studies, as well as an excellent safety profile observed thus far in ongoing Phase 1 studies, warrant further evaluation in the clinic.

Clinical Development Plan for Indibulin.  Phase 1 study as a single agent in patients with advanced solid tumors has been completed. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging preclinical results obtained with indibulin in combination with other chemotherapies, two Phase 1 combination studies were initiated with TarcevaTM and XelodaTM, respectively. The favorable activity and safety profile of oral indibulin with oral XelodaTM was reported at ASCO’s annual meeting in May 2009. In all studies, a maximum tolerated dose, or MTD, has not been established. Preclinical work with our consultant established a dosing schedule to enhance activity, while managing toxicity and that regimen, five days on drug and nine days off, is now in Phase 1 study in late stage metastatic breast cancer. In light of the lack of establishing an

MTD and the need to administer many capsules several times a day, we have recently modified the dosage form to administer once a day dosing in the Phase 1 trial.

Darinaparsin, Zinapar, ZIO-101

General.  Darinaparsin is an anti-mitochondrial (organic arsenic) compound covered by issued patents and pending patent applications in the United States and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide [Trisenox®], or ATO) has been approved in the United States, the European Union and Japan for the treatment of acute promyelocytic leukemia, a precancerous condition. In the United States, ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. ATO carries a “black box” warning for electrocardiogram abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block. QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than ATO, particularly with regard to cardiac toxicity.

In vitro testing of darinaparsin using the National Cancer Institute’s human cancer cell panel demonstrated activity against a series of tumor cell lines including lung, colon, brain, melanoma, ovarian, and kidney cancer. Moderate activity was shown against breast and prostate cancer tumor cell lines. In addition to solid tumors, in vitro testing in both the National Cancer Institute’s cancer cell panel and in vivo testing in a leukemia animal model demonstrated substantial activity against hematological cancers (cancers of the blood and blood-forming tissues) such as leukemia, lymphoma, myelodysplastic syndromes, and multiple myeloma. Results indicate significant activity against the HuT 78 cutaneous T-cell lymphoma, the NK-G2MI natural killer-cell NHL, KARPAS-299 T-cell NHL, SU-DHL-8 B-cell NHL, SU-DHL-10 B-cell NHL and SU-DHL-16 B-cell NHL cell lines. Preclinical studies have also established anti-angiogenic properties of darinaparsin, providing support for the development of an oral form of the drug, and established synergy of darinaparsin in combination with other approved anti-cancer agents.

Potential Lead Indication: Lymphoma.  Three Phase 2 intravenous, or IV studies of IV darinaparsin evaluating hematological malignancies, myeloma and liver cancer, have been completed and data from these trials has been reported, the most promising being in lymphomas and particularly in peripheral T-cell lymphoma.

Clinical Development Plan for darinaparsin:  Phase 1 testing of the IV form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and, we believe importantly, a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of the American Society of Clinical Oncology, or ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. With a subsequent focus on the relapsed setting of PTCL, a Phase 1 study of darinaparsin in combination with the treatment regimen called “CHOP” in the front-line setting of PTCL was ended. A Phase 1 trial in solid tumors with an oral form of darinaparsin is nearing completion. Data from the Phase 1 oral study will guide further study. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into a licensing agreement with Solasia for the Asia/Pacific territory with a focus on IV-administered darinaparsin in PTCL.

Competition

The development and commercialization for new products to treat cancer, including for both the targeted indications of STS and SCLC for palifosfamide, is highly competitive, and considerable competition exists from major pharmaceutical, biotechnology, and specialty cancer companies. Several of our competitors have access to substantially greater financial and technical resources than we do and, even if we are successfully developing and commercializing palifosfamide, these competitors have or can market products that could adversely impact the commercial success or potential of commercial success of these product candidates. In addition, many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies, and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees and their retention is intense, particularly as companies adjust to the current economic environment.

Other treatments for cancer that compete with our product candidates are summarized under the caption “— Cancer Treatments” above.

License Agreements, Intellectual Property and Other Agreements.

Our goal is to obtain, maintain, and enforce patent protection for our products, formulations, processes, methods, and other proprietary technologies in order to preserve our trade secrets and to operate without infringing upon the proprietary rights of other parties. Our policy is to actively seek the broadest possible intellectual property protection for our product candidates through a combination of contractual arrangements and patents, both in the United States and abroad.

Patent and Technology License Agreement — The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, we entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System, which we refer to, collectively, as the Licensors. Under this agreement, we were granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

As partial consideration for the license rights obtained, we made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of our common stock. In addition, we issued options to purchase an additional 50,222 shares outside our 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an IND for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase 1 clinical trials in 2007. We recorded $120 thousand of stock-based compensation expense related to the vesting in 2007. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase 1 clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in our Phase 2 clinical trial for darinaparsin. We may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that we may receive from a possible sublicense under certain circumstances. In addition, we paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with us obtaining exclusive right to all resulting intellectual property rights. The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense our rights under the agreement. However, if we sublicense our rights prior to the commencement of a pivotal study, which is a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by us in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by us or the Licensors under the license agreement, or if we become bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010 or 2011.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, we entered into a license agreement with DEKK-Tec, Inc., pursuant to which we were granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, we expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as discussed below. We expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006. Additionally, in 2004 we issued DEKK-Tec an option to purchase 27,616 shares of our common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by us (or by our sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. On March 16, 2010, we expensed a $100 thousand milestone payment upon receiving a U.S. patent for palifosfamide. There were no payments made during 2009. In December 2010, we expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase 3 milestones. These options were subsequently exercised in 2011. Our obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.

License Agreement with Southern Research Institute

On December 22, 2004, we entered into an Option Agreement with the Southern Research Institute, or SRI, pursuant to which we were granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, we are required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2009, 2010 and 2011. We may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010 or 2011.

Also on December 22, 2004, we entered into a Research Agreement with SRI pursuant to which we agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, we entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. In addition to the upfront costs, the Asset Purchase Agreement includes additional diligence and milestone payments that could amount to approximately $8.0 million in the aggregate and royalties on net sales of products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. We expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. The License Agreement requires payment of a $15 thousand annual patent and license prosecution/maintenance fee through the expiration of the last of the licensed patents which is expected to expire in 2025, and single digit royalties on net sales of licensed products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The term of the license agreement extends until the expiration of the last to expire of the patents covering the licensed products, subject to earlier termination in the event of defaults by the parties under the license agreement.

In October 2009, the Baxter License Agreement was amended to allow us to manufacture indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010 or 2011.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon. (see Note 2)

During the first 24 months of the agreement, either we or Intrexon may terminate the Channel Agreement in the event of a material breach by the other and Intrexon may terminate the Channel Agreement under certain circumstances if we assign our rights under the Channel Agreement without Intrexon’s consent. Following the first 24 months of the agreement, Intrexon may also terminate the Channel Agreement if we fail to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elect not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, we may voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon.

Upon termination of the Channel Agreement, we may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	is being commercialized by us;
•	has received regulatory approval;
•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or
•	is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by us), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by us due to an uncured breach or a termination by Intrexon following an unconsented assignment by us or our election not to pursue development of a Superior Therapy).

Our obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, we signed a Collaboration Agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by us. Under the agreement we have agreed to pay Harmon Hill $20 thousand per month for the consulting services and have further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug (as defined in the agreement) in a pivotal trial, which trial uses a dosing regimen introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of our net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. We expensed $240 thousand during each of the years ended December 31, 2009, 2010 and 2011 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2009, 2010 or 2011.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, we entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia.

Pursuant to the License and Collaboration Agreement, we granted Solasia an exclusive license to develop and commercialize darinaparsin in both IV and oral forms and related organic arsenic molecules, in all indications for human use in a pan-Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, we received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. We will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

The upfront payment for research and development funding is earned over the period of effort. We currently estimate this period to be 75 months, which could be adjusted in the future.

Under the License and Collaboration Agreement, we provide Solasia with drug product to conduct clinical trials. These transfers are accounted for as a reduction of research and development costs and an increase in collaboration receivables.

The agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.

CRO Services Agreement with PPD Development, L. P.

We and PPD Development, L. P., or PPD, are parties to a Master Clinical Research Organization Services Agreement dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of our clinical trials. PPD is entitled to cumulative payments of up to $18.3 million under these arrangements, which is payable by us in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, we expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and we recorded an aggregate $4.0 million expense.

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

Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, some of our patents, under certain conditions, may be eligible for limited patent term extension for a period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. However, this extension period cannot be extended beyond 14 years from the drug’s approval date. The patent term restoration period is generally one-half the period of time elapsed between the effective date of an IND application or the issue date of the patent, whichever is later, and the submission date of an NDA, plus the period of time between the submission date of the NDA or the issue date of the patent, whichever is later, and FDA approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for any patent term extension or restoration. We intend to seek the benefits of this statute, but there can be no assurance that we will be able to obtain any such benefits.

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

Additional information as of February 15, 2012 about material patents and other proprietary rights covering our product candidates is set forth below.

Palifosfamide

The patent estate covering palifosfamide compositions, methods of use, methods of manufacture, formulations, combination therapies and analogs includes three issued U.S. patents (two of which are scheduled to expire in 2029 and one of which is scheduled to expire in 2020), four pending U.S. patent applications, three issued foreign patents in Australia, New Zealand and South Africa and forty-nine pending foreign patent applications in Europe, Canada, Japan, Australia and fifteen other countries. Some of these patent assets are in-licensed from DEKK-Tec, Inc., some are in-licensed from Southern Research Institute, and some are owned by us.

ZIN-CTI-001 and ZIN-ATI-001

The patent estate licensed to us by Intrexon covering ZIN-CTI-001 and ZIN-ATI-001 compositions, methods of use, methods of manufacture, and formulations includes twenty-three issued U.S. patents (one of which is scheduled to expire in 2018, one of which is scheduled to expire in 2020, two of which are scheduled to expire in 2021, six of which are scheduled to expire in 2022, three of which are scheduled to expire in 2023, three of which are scheduled to expire in 2024, three of which are scheduled to expire in 2025, three of which are scheduled to expire in 2026, and one of which is scheduled to expire in 2029), forty-two pending U.S. patent applications, one-hundred-seventeen issued foreign patents in Europe, Canada, Japan, Australia and nine other countries, and two-hundred-forty-nine pending foreign patent applications in Europe, Canada, Japan, Australia and thirteen other countries.

Indibulin

The patent estate covering indibulin compositions, methods of use, methods of manufacture, formulations and combination therapies includes seven issued U.S. patents (three of which are scheduled to expire in 2017 and four of which are scheduled to expire in 2019), three pending U.S., patent applications, one PCT (Patent Cooperation Treaty) patent application, one-hundred-thirty-nine issued foreign patents in Europe, Canada, Japan, Australia and sixteen other countries, and thirty-seven pending foreign patent applications in Europe, Canada, Japan, Australia and nine other countries. Some of these patent assets are in-licensed from affiliates of Baxter Healthcare Corporation and some of which are owned by us.

Darinaparsin

The patent estate covering darinaparsin compositions, methods of use, methods of manufacture, formulations, polymorphic forms, analogs and combination therapies includes five issued U.S. patents (three of which are scheduled to expire in 2023, one of which is scheduled to expire in 2025 and one of which is scheduled to expire in 2026), seven pending U.S. patent applications, six issued foreign patents in Australia, Japan, Israel and Singapore and sixty-three pending foreign patent applications in Europe, Canada, Japan, Australia and thirteen other countries. Some of these patent assets are in-licensed from The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System and some are owned by us.

Governmental Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

Drug Approval Process.  None of our drugs may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States include:

•	Preclinical laboratory tests, animal studies, and formulation studies;
•	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;
•	Submission to the FDA of NDA or biologic license application, or BLA;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMPs; and
•	FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application, which must become effective before human clinical trials may begin. An IND automatically takes effect 30 calendar days after receipt by the FDA, unless before that time the FDA raises safety concerns or questions about issues such as the design of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials may proceed. We cannot be certain that submission of an IND will result in the FDA allowing a clinical trial to be initiated.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. The study protocol and informed consent information for study subjects in a clinical trial must also be approved by an Institutional Review Board for each institution where the trial will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics, and pharmacologic actions and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population in order to (1) evaluate dosage tolerance and appropriate dosage; (2) identify possible adverse effects and safety risks; and (3) evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 trials usually continue to evaluate clinical efficacy and further test for safety by using the drug in its final form in an expanded patient population. There can be no assurance that Phase 1, Phase 2, or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the sponsoring company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDCA permits the FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in an NDA application. This process is known as Special Protocol Assessment, or SPA, and can be a somewhat lengthy process. An agreement may not be changed by the sponsor or FDA after the trial begins, except (1) with the written agreement of the sponsor and the FDA, or (2) if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the drug” was identified after the testing began.

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

The goals of the NDA/BLA are to provide enough information to permit FDA to reach the following key decisions:

•	Is the drug safe and effective in its proposed use(s), and do the benefits of the drug outweigh the risks?
•	Is the drug’s proposed labeling (package insert) appropriate, and what it should contain?
•	Are the methods used in manufacturing the drug and the controls used to maintain the drug’s quality adequate to preserve the drug’s identity, strength, quality, and purity?

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

Patent Challenge Process Regarding ANDAs.  The Hatch-Waxman Act provides incentives for generic pharmaceutical manufacturers to challenge patents on branded pharmaceutical products and/or their methods of use, as well as to develop products comprising non-infringing forms of the patented drugs. The Hatch-Waxman legislation places significant burdens on the Abbreviated New Drug Application, or ANDA, filer to ensure that such challenges are not frivolous, but also offers the opportunity for significant financial reward if the challenge is successful.

If there is a patent listed for the branded drug in the FDA’s Orange Book at the time of submission of the ANDA or at any time before the ANDA is approved and the generic company intends to market the generic equivalent prior to the expiration of that patent, the generic company includes a certification asserting that the patent is invalid, unenforceable and/or not infringed, a so-called “paragraph IV certification.”

After receiving notice from the FDA that its application is acceptable for review or immediately if the ANDA has been amended to include a paragraph IV certification after the application was submitted to the FDA, the company filing a generic application is required to send the patent holder and the holder of the NDA for the brand-name drug a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic applicant, the patent holder has 45 days during which to bring a patent infringement suit in federal district court against the generic applicant in order to obtain the 30 month automatic stay.

If a suit is commenced by the patent holder during the 45-day period, the Hatch-Waxman Act provides for an automatic stay on the FDA’s ability to grant final approval of the ANDA for the generic product. Patent holders may only obtain one 30 month stay with respect to patents that were listed at the time an ANDA was filed. The period during which the FDA may not approve the ANDA and the patent challenger therefore may not market the generic product is 30 months, or such other period as may be ordered by the court. The 30-month period may or may not, and often does not, coincide with the timing of the resolution of the lawsuit or the expiration of a patent, but if the patent challenge is successful or the challenged patent expires during the 30-month period, the FDA may approve the generic drug for marketing, assuming there are no other obstacles to approval such as periods of non-patent exclusivity given to the NDA holder.

Under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have filed its ANDA for review by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share before other generic competitors can enter the market. If the ANDA of the first applicant accepted for filing is withdrawn, the 180-day exclusivity period is forfeited and unavailable to any other applicant.

Employees

As of February 15, 2012, we had 66 employees.

Corporate Information

We were originally incorporated in Colorado in September 1998 (under the name Net Escapes, Inc.) and later changed our name to “EasyWeb, Inc.” in February 1999. Following reincorporation in Delaware in May 2005 under the same name, we completed a “reverse” acquisition of privately held ZIOPHARM, Inc., a Delaware corporation on September 13, 2005. Although EasyWeb, Inc. was the legal acquirer in the transaction, we accounted for the transaction as a reverse acquisition under generally accepted accounting principles. As a result, ZIOPHARM, Inc. became the registrant with the Securities and Exchange Commission, or the SEC, and the historical financial statements of ZIOPHARM, Inc. became our historical financial statements.

Our executive offices are located at 1180 Avenue of the Americas, 20th Floor, New York, NY 10036, and our telephone number is (646) 214-0700. Our internet site is www.ziopharm.com. None of the information on our internet site is part of this report, unless expressly noted.

Available Information

Our website address is www.ziopharm.com. Information contained on our website is not incorporated by reference into this report unless expressly noted. We file reports with the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

An investment in our common stock is very risky. In addition to the other information in this annual report on Form 10-K, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition, results of operation and future growth prospects would likely be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock. Therefore, we urge you to carefully review this entire report and consider the risk factors discussed below. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results or prospects.

RISKS RELATED TO OUR BUSINESS

We will require additional financial resources in order to continue on-going development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2011, we had a net loss of $63.8 million, and, as of December 31, 2011, we have incurred approximately $187.6 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;
•	Scale-up the formulation and manufacturing of our product candidates;
•	Seek regulatory approvals for product candidates;
•	Implement additional internal systems and infrastructure; and
•	Hire additional personnel.

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of palifosfamide and to synthetic biology, further progress with the development of our other candidates may be significantly delayed and may depend on the success of our ongoing clinical trial involving palifosfamide.

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

As of December 31, 2011, we had incurred approximately $187.6 million of cumulative net losses and had approximately $104.7 million of cash and cash equivalents. Taking into account our receipt of approximately $49.1 million in net proceeds from our January 2012 public offering of common stock, and given our current plans for development of our product candidates, we anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including expansion of the scope, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010. We have estimated the sufficiency of our cash resources based in part on this trial design and our current timing expectations to complete enrollment in the study by the end of the first quarter of 2012. We have also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011 and the actual costs associated therewith may be significantly in excess of forecasted amounts.

In addition to above factors, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

In the current economic environment, our need for additional capital and limited capital resources may force us to accept financing terms that could be significantly more dilutive to existing stockholders than if we were raising capital when the capital markets were more stable. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 in a small number of sites in the United States as we pursued site review board clearance for trial conduct in the anticipated 150 or more sites expected worldwide. Site opening is a complex and time-consuming process, often requiring six months to complete outside of the United States. PICASSO 3 has a targeted enrollment of 424 patients. We experienced slower than anticipated enrollment in the trial at start-up due in part to the timing of site openings and regulatory approvals. While enrollment is complicated by a number of factors outside of our control, we currently expect that full enrollment will occur by the end of the first quarter of 2012. The outcome in progression-free survival, the study’s primary endpoint for accelerated approval, is anticipated late in the second half of 2012 should the trial complete enrollment as expected. However, we cannot assure that we will be able to enroll the sufficient number of patients in the PICASSO 3 trial to meet our expectation for full enrollment or that our projections for progression will occur. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. If we cannot meet our forecasted enrollment, or the trial is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also “Risk Factors — Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

We have received “Orphan Drug” status for palifosfamide for treatment of soft tissue sarcomas and darinaparsin for treatment of peripheral T-cell lymphoma in both the United States and Europe and we are hopeful that we may be able to obtain “Fast Track” and/or additional Orphan Drug status from the FDA, Europe and certain other countries for our product candidates. Fast Track allows the FDA to facilitate development and expedite review of drugs that treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. Fast Track status does not apply to a product alone, but applies to a combination of a product and the specific indications for which it is being studied. Therefore, it is a drug’s development program for a specific indication that receives Fast Track designation. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition affecting fewer than 200,000 patients in the United States and affords certain financial and market protection benefits to successful applicants. There is no guarantee that any of our other product candidates will be granted Orphan Drug status or will be granted Fast Track status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

The technology on which our channel partnering arrangement with Intrexon Corporation is based in part on early stage technology in the field of human oncologic therapeutics.

Our exclusive channel partnership with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The in vivo effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with ZIN-CTI-001 currently in a Phase 1b study and the FDA having accepted an IND application to begin clinical study of ZIN-ATI-001 in oncology. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our exclusive channel partnership with Intrexon.

We will incur additional expenses in connection with our exclusive channel partnering arrangement with Intrexon Corporation.

The in vivo effector platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, with DC-RTS-IL-12 and Ad-RTS-IL-12 both currently in Phase 1 study. Upon entry into the exclusive channel partnership with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added, and continue to add, headcount in part to support our exclusive channel partnership endeavors, which will add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011 and the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company that was incorporated in September 2003. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	Continuing to undertake preclinical development and clinical trials;
•	Participating in regulatory approval process;
•	Formulating and manufacturing products; and
•	Conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary product candidates, and undertaking preclinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

We actively evaluate additional product candidates to acquire for development. Such additional product candidates, if any, could significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing product candidates. We must manage our development efforts and clinical trials effectively, and hire, train and integrate additional management, administrative, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Richard Bagley, our President, Chief Operating Officer and Chief Financial Officer, Dr. Hagop Youssoufian, our President of Research & Development and Chief Medical Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer, and our principal scientific, regulatory, and medical advisors. Dr. Lewis’, Mr. Bagley’s, Dr. Youssoufian’s and Mr. Belbel’s employment are governed by written employment agreements. The employment agreements with Dr. Lewis and Mr. Bagley provide for terms that expire in January 2013 and June 2013, respectively. Drs. Lewis and Youssoufian, and Messrs. Bagley and Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Drs. Lewis and Youssoufian and Messrs. Bagley and Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity, and novelty of the product candidate, and will require substantial resources for research, development, and testing. We cannot predict whether our research, development, and clinical approaches will result in drugs that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	Delay commercialization of, and our ability to derive product revenues from, our product candidates;
•	Impose costly procedures on us; and
•	Diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or BLAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval for our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any potential revenue source, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate or that we will obtain FDA approval if we are able to do so.

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

Our product candidates are in various stages of development and require extensive clinical testing. Notwithstanding our current clinical trial plans for each of our existing product candidates, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. As such, we cannot predict with any certainty if or when we might submit an NDA or BLA for regulatory approval of our product candidates or whether such an NDA or BLA will be accepted. Because we do not anticipate generating revenues unless and until we submit one or more NDAs or BLAs and thereafter obtain requisite FDA approvals, the timing of our NDA or BLA submissions and FDA determinations regarding approval thereof, will directly affect if and when we are able to generate revenues.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates. The FDA normally expects two randomized, well-controlled Phase 3 pivotal studies in support of approval of an NDA or BLA. Our PICASSO 3 trial, even if successful, may not be sufficient to support approval and we may be required to conduct additional pivotal trials of palifosfamide in metastatic soft tissue sarcoma in order to obtain NDA approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be certain that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for the indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

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

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted.

We have generated significant net operating loss carryforwards, or NOLs, as a result of our incurrence of losses since inception. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 and the U.S. Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable.

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

To date, we have exclusive rights to certain U.S. and foreign intellectual property with respect to our small molecule product candidates and with respect to the Intrexon technology, including the existing Intrexon product candidates. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we and Intrexon will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy-Smith Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Patent and Trademark Office, which is developing regulations and procedures to implement the Leahy-Smith Act, and federal courts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

In order to protect or enforce patent rights, we, or Intrexon, may initiate patent infringement litigation against third parties. Similarly, we may be sued by others for patent infringement. We also may become subject to proceedings conducted in the U.S. Patent and Trademark Office, including interference proceedings to determine the priority of inventions, or reexamination proceedings. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions having such proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel away from their normal responsibilities.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses that we would not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls. Sarbanes-Oxley generally requires that a public reporting company’s independent registered public accounting firm attest to the effectiveness of the company’s internal control over financial reporting as of the end of each fiscal year in the company’s annual report on Form 10-K. In addition, any updates to our finance and accounting systems, procedures and controls, which may be required as a result of our ongoing analysis of internal controls, or results of testing by our independent auditor, may require significant time and expense. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will continue to be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

Management is working to continuously monitor and improve internal controls and has set in place controls to mitigate the potential segregation of duties risk. In the event significant deficiencies or material weaknesses are indentified in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse affect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Capital Market, which would severely limit the liquidity of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt, and limit who may call a special meeting of stockholders. In addition, Section 203 of the Delaware General Corporation Law generally prohibits a publicly-held Delaware corporation from engaging in a business combination with a party that owns at least 15% of its common stock unless the business combination is approved by the company’s board of directors before the person acquires the 15% ownership stake or later by its board of directors and two-thirds of its stockholders. In connection with our January 2011 issuance of shares of common stock to Intrexon in a private placement transaction, our board of directors waived the Section 203 prohibition with respect to a future business combination with Intrexon. However, the Stock Purchase Agreement governing such issuance contains a standstill provision that generally prohibits Intrexon from seeking, initiating, offering or proposing to effect such a transaction with our inviting them to do so. Section 203 and this standstill provision could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Because we do not expect to pay dividends, you will not realize any income from an investment in our common stock unless and until you sell your shares at profit.

We have never paid dividends on our capital stock and we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in us will be realized, if at all, only when you sell shares of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 1180 Avenue of the Americas, 20th Floor, New York, NY 10036. The New York office space is subject to a lease agreement that expires in August 2018. Under the terms of the lease, we lease approximately six thousand square feet and are required to make rental payments at an average monthly rate of approximately $34 thousand through the remainder of the term of the lease. We also maintain business and development operations in Boston, MA in an office facility that occupies approximately twenty-one thousand square feet. The Boston office space consists of three floors which are leased pursuant to a lease agreement that expires August 2016 under which we are required to make rental payments at an average monthly rate of approximately $48 thousand through the remainder of the lease term. We also maintain business operations in Germantown, MD. The Maryland office space is subject to a lease agreement that expires in March 2014. Under the terms of the lease, we lease approximately two thousand square feet and are required to make rental payments at an average monthly rate of approximately $4 thousand through the remainder of the lease. (see Note 8 to the financial statements, Commitments and Contingencies).

Item 3. Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors.

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item. 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and related Stockholders Matters

Market for Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol “ZIOP.” The following table sets forth the high and low sale prices for our common stock during each quarter within the two most recently completed fiscal years as reported by the NASDAQ Capital Market.

	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$6.25	$4.72	$5.09	$2.91
June 30	$7.70	$5.88	$6.09	$3.18
September 30	$6.07	$4.41	$4.02	$3.14
December 31	$5.20	$3.85	$5.05	$3.71

Record Holders

As of February 15, 2012, we had approximately 153 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of February 15, 2012, we had approximately 8,794 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2011, we purchased 44,369 shares of restricted stock from employees to cover withholding taxes due from the employees at the time that applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
October 1 to 31, 2011	—	$—
November 1 to 30, 2011	—	$—
December 1 to 31, 2011	44,369	$4.41
Total	44,369

Stockholder Return Comparison

The information included in this section is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 30, 2011.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

Item 6. Selected Financial Data

The selected financial data presented below has been derived from our financial statements. This data may not be indicative of our future financial condition or results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statements of Operations Data:
Research contract revenue	$667	$—	$—	$—	$—
Total operating expenses	72,067	24,546	12,123	25,619	28,570
Loss from operations	(71,400)	(24,546)	(12,123)	(25,619)	(28,570)
Other income, net	39	765	13	388	1,962
Change in fair value of warrants	7,583	(8,889)	4,461	—	—
Net loss	(63,778)	(32,670)	(7,649)	(25,231)	(26,608)
Basic and diluted net loss per share	$(0.97)	$(0.71)	$(0.33)	$(1.19)	$(1.41)
Weighted average number of common shares outstanding: basic and diluted	66,004	46,004	23,108	21,233	18,832

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$104,713	$60,392	$48,839	$11,379	$35,029
Total assets	108,108	61,520	49,736	12,573	36,726
Warrant liabilities	19,425	27,311	18,471	—	—
Total liabilities	36,501	30,967	21,632	5,834	6,356
Stockholders’ equity	71,607	30,553	28,104	6,739	30,370

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included under the heading “Business” and elsewhere in this Form 10-K, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; our ability to raise capital or finance our operations; growth and trends of our company and our industry, generally; growth of the markets in which we participate; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by us; and statements preceded by, followed by or that include the words “intends”, “estimates”, “plans”, “believes”, “expects”, “anticipates”, “should”, “could” or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section herein entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs. Our focus has been on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by IV and/or oral dosing. Our clinical programs for our small molecule candidates include palifosfamide (Zymafos or ZIO-201), indibulin (Zybulin or ZIO-301) and darinaparsin (Zinapar or ZIO-101). We are now pursuing the development of novel DNA-based biotherapeutics in the field of cancer pursuant to a partnering arrangement with Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio and utilizing our capabilities to translate science to the patient setting. More detailed descriptions of palifosfamide, darinaparsin and indibulin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth in this report under the caption “Business — Product Candidates.”

Development Plans

We are currently pursuing several clinical programs for our small molecule and synthetic biology candidates, which include:

•	palifosfamide (Zymafos or ZIO-201) — completing our Phase 3 pivotal trial in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and completing our Phase 1 combination study in solid tumors, including SCLC, the basis for which we will enter into a Phase 3 trial in SCLC in the second half of 2012.
•	ZIN-CTI-001 — completing a Phase 1b trial in patients with advanced melanoma that is on-going in the United States.
•	ZIN-ATI-001 — completing the Phase 1 trial treatment of patients with late-stage malignant melanoma and advancing to Phase 2 study.

•	indibulin (Zybulin or ZIO-301) — entering the Phase 2 portion of the Phase 1/2 trial having established the MTD in Phase 1 with once daily dosing.
•	darinaparsin (Zinapar or ZIO-101) — completing an ongoing Phase 1 study with an oral form.

We also are in late preclinical evaluation with respect to several additional potential product candidates under our channel partnership with Intrexon, and we anticipate continuing evaluation to select product candidates for clinical study, which could commence as early as 2012. We also anticipate continuing discovery efforts aimed at identifying additional potential product candidates under the Intrexon channel partnership for study thereafter.

Our current plans involve using internal financial resources to develop palifosfamide and to broaden extensively the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates. Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $94.1 million on research and development expenses and approximately $19.0 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “— Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Revenue.

We recognize research and development funding revenue over the estimated period of performance. We have not generated product revenues since our inception. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues.

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

In 2011, our clinical projects consisted primarily of a Phase 3 project for our lead product candidate palifosfamide. This project was initiated during the third quarter of 2010. The expenses incurred by us to third parties were $10.5 million for the year ended December 31, 2011 and $15.4 million for project to date.

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

Results of Operations for the fiscal year ended December 31, 2011 versus December 31, 2010

Revenues.  Revenues for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2011	2010	Change
Collaboration revenue	$667	$—	$667	100%

Revenue for the year ended December 31, 2011 increased by $0.7 million from the year ended December 31, 2010. The increase was due to our receipt of funds under our collaboration agreement with Solasia to further the research and development of darinaparsin. We recognize the research and development funding revenue relating to this collaboration agreement in equal monthly amounts over the estimated period of performance of 75 months commencing March 2011.

Research and Development Expenses.  Research and development expenses during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2011	2010	Change
Research and development	$57,083	$12,910	$44,173	342%

Research and development expenses for the year ended December 31, 2011 increased by $44.2 million from the year ended December 31, 2010. The increase was primarily due to a one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, including our associated license of Intrexon technology, along with increased clinical costs of $14.4 million, of which $10.5 million related to the Phase 3 palifosfamide study, $3.4 million related to DNA based therapeutics projects and $0.5 million related to other clinical trials, increased preclinical costs of $2.8 million, increased manufacturing activity of $3.9 million to replenish drug supplies and further develop palifosfamide, increased salary and employee- related costs of $5.3 million resulting from additional headcount and other costs of $0.3 million.

Exclusive of the one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, we expect our research and development expenses to increase, as compared to prior periods, as we continue our pivotal Phase 3 palifosfamide and other studies for palifosfamide, DNA therapeutics, indibulin and darinaparsin.

General and Administrative Expenses.  General and administrative expenses during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2011	2010	Change
General and administrative	$14,984	$11,636	$3,348	29%

General and administrative expenses for the year ended December 31, 2011 increased by $3.3 million from the year ended December 31, 2010. The increase was primarily due to increased consulting fees of $2.1 million and increased salary and employee-related costs of $1.6 million, offset by certain cost reductions of ($0.4) million. The increased general and administrative activity was related to increased support for clinical studies.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other Income (Expense).  Other income (expense) during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
($ in thousands)	2011	2010	Change
Other income, net	$39	$765	$(726)	-95%
Change in fair value of warrants	7,583	(8,889)	$16,472	-185%
Total	$7,622	$(8,124)	$15,746

The increase in other income (expense) from the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $7,583 thousand in 2011 as compared to a loss of $8,889 in 2010. The change in liability-classified warrants is attributable to the decrease in our stock price, decrease in remaining term and a decrease in volatility. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds.

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

Research and development expenses increased by $8.4 million from the year ended December 31, 2009 to the year ended December 31, 2010. The increase is primarily attributable to increased clinical trial costs of $5.9 million, with $4.9 million related to the pivotal Phase 3 palifosfamide trial and $1.0 million related to other trials, increased manufacturing costs of $1.8 million to produce drugs for the pivotal Phase 3 palifosfamide trial along with other trials, increased employee costs of $0.5 million from additional headcount and $0.2 million other.

We expect our research and development expenses to continue to increase as our pivotal Phase 3 palifosfamide trial and other studies for palifosfamide, darinaparsin and indibulin continue to enroll patients.

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

We expect our general and administrative expenses to increase moderately due to increased activity to support the new clinical studies.

Other Income (Expense).  Other income (expense) during the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
($ in thousands)	2010	2009	Change
Other income, net	$765	$13	$752	5,785%
Change in fair value of warrants	(8,889)	4,461	$(13,350)	-299%
Total	$(8,124)	$4,474	$(12,598)

The increase in other income from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to the change in the fair value of liability-classified warrants, yielded a loss of $8,889 thousand in 2010 as compared to a gain of $4,461 thousand in 2009. (see Note 9 to the financial statements, Warrants, for a discussion on the reclassification of certain warrants from stockholders equity to liabilities on January 1, 2009). Additionally, we received approximately $733 thousand under the Qualifying Therapeutic Discovery Project grant.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $104.7 million in cash and cash equivalents, compared to $60.4 million in cash and cash equivalents as of December 31, 2010. Taking into account our receipt of approximately $49.1 million in net proceeds from our January 2012 public offering of common stock, and given our current plans for development of our product candidates, we anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010. We have estimated the sufficiency of our cash resources based in part on this trial design and our current timing expectations for enrollment in the study, which may change based on the progression of enrollment. We also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon in the first quarter of 2011, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added, and will continue to add, headcount to support our exclusive channel partnership endeavors and opened an office in Germantown, Maryland, which will add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011 and the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to these factors, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

Recent Financing Transactions

January 2012 Public Offering

On January 20, 2012, we entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 9,650,000 shares of our common stock. The price to the public in the offering was $5.20 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a purchase price of $4.888 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,447,500 shares of common stock at a purchase price of $4.888 per share. The offering was made pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 9,650,000 shares on January 25, 2012 and purchased an additional 464,401 shares on January 31, 2012 pursuant to the partial exercise of their option to purchase additional shares, resulting in our issuing a total of 10,114,401 shares. The net proceeds from the offering were approximately $49.1 million after deducting underwriting discounts and estimated offering expenses payable by us.

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2011, 2010 and 2009 and the period from September 9, 2003 (date of inception) through December 31, 2011:

	Year ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2011
($ in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$(38,835)	$(19,694)	$(12,294)	$(142,808)
Investing activities	(1,156)	(186)	(11)	(3,066)
Financing activities	84,312	31,433	49,765	250,587
Net increase (decrease) in cash and cash equivalents	$44,321	$11,553	$37,460	$104,713

Net cash used in operating activities was $38.8 million for the year ended December 31, 2011 compared to $19.7 million for the year ended December 31, 2010. The $19.1 million increase was primarily due to an increase in the net loss from operations, caused by increased research and development activities relating to the palifosfamide pivotal trial, as well as an increase in headcount, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development, partially offset by increases in other assets, accrued liabilities and deferred revenue.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2011 compared to $186 thousand for the year ended December 31, 2010. The increase was due to increased purchases of leasehold improvements, furniture and fixtures, and computer equipment.

Net cash provided by financing activities was $84.3 million for the year ended December 31, 2011 compared to $31.4 million for the year ended December 31, 2010. The increase of $52.9 million was primarily attributable to increases in both financing proceeds, and proceeds from stock option and warrant exercises.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2011, our accumulated deficit was approximately $187.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;
•	Competitive and technical advances;

•	Internal costs associated with the development of palifosfamide and indibulin and our ability to secure further financing for darinaparsin development from a partner;
•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and
•	Other matters identified under Part II — Item 1A. “Risk Factors”.

Working capital as of December 31, 2011 was $92.7 million, consisting of $106.1 million in current assets and $13.4 million in current liabilities. Working capital as of December 31, 2010 was $57.2 million, consisting of $60.8 million in current assets and $3.6 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years
Operating leases	$5,555	$856	$2,023	$1,870	$806
Royalty and license fees	1,650	275	550	550	275
Contract milestone payments	11,041	8,348	2,693	—	—
Total	$18,221	$9,479	$5,266	$2,420	$1,056

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York and our operations center in Boston, Massachusetts. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreement with PPD Development, L.P. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of December 31, 2011 (see Note 8 to the financial statements, Commitments and Contingencies).

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•	Clinical trial expenses;
•	Fair value measurements;
•	Stock-based compensation; and
•	Income taxes.

Clinical Trial Expenses

Clinical trial expenses include expenses associated with CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, and project management costs. We maintain regular communication with our CROs to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known.

Fair Value Measurements of Stock Based Compensation and Warrants

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

We make certain assumptions in order to value and expense our share-based compensation awards and liability classified warrants. In connection with valuing stock options and liability classified warrants we use the Black-Scholes model and the binomial model, respectively, which require us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate related to share based awards. In connection with our restricted stock programs, we make assumptions principally related to the forfeiture rate. The key assumptions used to estimate fair value for our warrants include current and expected stock prices, volatility, dividends, forward yield curves and discount rates.

We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value share-based awards granted in future periods and warrants. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments and warrants.

Income Taxes

In preparing our financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which prior to consideration for the need for a valuation allowance, are included on the balance sheet. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

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

Recent Accounting Pronouncements

In January 2011, we adopted ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board, or FASB,) issued Accounting Standards Update, or ASU, No. 2011-11 Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update is effective for periods beginning after January 1, 2013. The adoption of this standard will not have an impact on our financial position or results of operations.

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

Effect of Currency Exchange Rates and Exchange Rate Risk Management

We conduct clinical studies outside of the United States primarily in Western Europe. These business operations are not material at this time, therefore any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-0 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness, as of December 31, 2011, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

McGladrey & Pullen, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011. That report is included in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2011 with respect to the 2003 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	5,138,486	$4.08	192,445
Total:	5,138,486	$4.08	192,445
Equity compensation plans not approved by stockholders:
	—	$—	—
Total:	—	$—	—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements:

The Financial Statements required to be filed by Item 8 of this annual report on Form 10-K, and filed in this Item 15, are as follows:

Page
Audited Financial Statements of ZIOPHARM Oncology, Inc.:
Balance Sheets as of December 31, 2011 and 2010	F-4
Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009, and for the Period from September 9, 2003 (date of inception) through December 31, 2011	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2011	F-6 – F-10
Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009, and for the Period from September 9, 2003 (date of inception) through December 31, 2011	F-11
Notes to Financial Statements	F-12

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

ZIOPHARM ONCOLOGY, INC.
Date: February 29, 2012	By: /s/ Jonathan Lewis Jonathan Lewis Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2012	By: /s/ Richard Bagley Richard Bagley President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Lewis Jonathan Lewis	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ Richard Bagley Richard Bagley	Director, President, Chief Financial Officer, Treasurer and Chief Operating Officer (Principal Accounting and Financial Officer)	February 29, 2012
/s/ Murray Brennan Murray Brennan	Director	February 29, 2012
/s/ James Cannon James Cannon	Director	February 29, 2012
/s/ Wyche Fowler, Jr. Wyche Fowler, Jr.	Director	February 29, 2012
/s/ Randal J. Kirk Randal J. Kirk	Director	February 29, 2012
/s/ Timothy McInerney Timothy McInerney	Director	February 29, 2012
/s/ Michael Weiser Michael Weiser	Director	February 29, 2012

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of ZIOPHARM Oncology, Inc.:
Report of Independent Registered Public Accounting Firm on Financial Statements and Internal Control over Financial Reporting (McGladrey & Pullen, LLP)	F-2
Report of Independent Registered Public Accounting Firm on Financial Statements (Caturano and Company, P.C.)	F-3
Balance Sheets as of December 31, 2011 and 2010	F-4
Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009, and for the Period from September 9, 2003 (date of inception) through December 31, 2011	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2011	F-6 – F-10
Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009, and for the Period from September 9, 2003 (date of inception) through December 31, 2011	F-11
Notes to Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011 and for the period from September 9, 2003 (date of inception) through December 31, 2011. We also have audited ZIOPHARM Oncology, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ZIOPHARM Oncology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. The financial statements for the period from September 9, 2003 (date of inception) to December 31, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and from September 9, 2003 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ZIOPHARM Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Boston, Massachusetts

We have audited the statements of operations, changes in preferred stock and stockholders’ equity (deficit) and cash flows of ZIOPHARM Oncology, Inc. (a development stage company) for the year ended December 31, 2009 and for the period from September 9, 2003 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of ZIOPHARM Oncology, Inc. and its cash flows for the year ended December 31, 2009 and from September 9, 2003 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C.

Boston, Massachusetts
March 17, 2010

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$104,713	$60,392
Collaboration receivable	79	—
Prepaid expenses and other current assets	1,313	424
Total current assets	106,105	60,816
Property and equipment, net	1,141	253
Deposits	91	87
Other non current assets	771	364
Total assets	$108,108	$61,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,727	$1,031
Accrued expenses	10,821	2,538
Deferred revenue – current portion	800	—
Deferred rent – current portion	15	43
Total current liabilities	13,363	3,612
Deferred revenue	3,533	—
Deferred rent	180	44
Warrant liabilities	19,425	27,311
Total liabilities	36,501	30,967
Commitments and contingencies (note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 69,206,044 and 48,466,562 shares issued and outstanding at December 31, 2011 and 2010, respectively	69	48
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital – common stock	246,519	131,530
Additional paid-in capital – warrants issued	12,611	22,789
Deficit accumulated during the development stage	(187,592)	(123,814)
Total stockholders’ equity	71,607	30,553
Total liabilities and stockholders’ equity	$108,108	$61,520

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,			September 9, 2003 (date of inception) through December 31, 2011
	2011	2010	2009
Revenue	$667	$—	$—	$667
Operating expenses:
Research and development	57,083	12,910	4,556	128,899
General and administrative	14,984	11,636	7,567	68,795
Total operating expenses	72,067	24,546	12,123	197,694
Loss from operations	(71,400)	(24,546)	(12,123)	(197,027)
Other income, net	39	765	13	4,714
Change in fair value of warrants	7,583	(8,889)	4,461	4,721
Net loss	$(63,778)	$(32,670)	$(7,649)	$(187,592)
Basic and diluted net loss per share	$(0.97)	$(0.71)	$(0.33)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	66,003,789	46,003,996	23,108,039

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period September 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stockholders’ contribution, September 9, 2003	—	$—	$—	250,487	$—	$500	$—	$—	$500
Net loss	—	—	—	—	—	—	—	(160)	(160)
Balance at December 31, 2003	—	—	—	250,487	—	500	—	(160)	340
Issuance of common stock	—	—	—	2,254,389	2	4,498	—	—	4,500
Issuance of common stock for services	—	—	—	256,749	1	438	—	—	439
Fair value of options/warrants issued for nonemployee services	—	—	—	—	—	13	251	—	264
Net loss	—	—	—	—	—	—	—	(5,687)	(5,687)
Balance at December 31, 2004	—	—	—	2,761,625	3	5,449	251	(5,847)	(144)

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Convertible Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Convertible Preferred Stock		Warrants to Purchase Series A Convertible Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Issuance of Series A convertible preferred stock (net of expenses of $1,340 and warrant cost of $1,683)	4,197,946	15,077	—	—	—	—	—	—	15,077
Fair value of warrants to purchase Series A convertible preferred stock	—	—	1,683	—	—	—	—	—	1,683
Issuance of common stock to EasyWeb Stockholders	—	—	—	189,922	—	—	—	—	—
Conversion of Series A convertible preferred stock @ $0.001 into $0.001 common stock on September 13, 2005 at an exchange ratio of .500974	(4,197,946)	(15,077)	(1,683)	4,197,823	4	15,073	1,683	—	—
Issuance of common stock for options	—	—	—	98,622	—	4	—	—	4
Fair value of options/warrants issued for nonemployee services	—	—	—	—	—	54	45	—	99
Net loss	—	—	—	—	—	—	—	(9,517)	(9,517)
Balance at December 31, 2005	—	—	—	7,247,992	7	20,580	1,979	(15,364)	7,202

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Issuance of common stock in private placement, net of expenses $2,719	—	—	—	7,991,256	8	21,180	—	—	21,188
Issuance of warrants	—	—	—	—	—	—	13,092	—	13,092
Issuance of common stock for services rendered	—	—	—	25,000	—	106	—	—	106
Stock-based compensation for employees	—	—	—	—	—	2,777	—	—	2,777
Issuance of common stock due to exercise of stock options	—	—	—	5,845	—	25	—	—	25
Issuance of common stock due to exercise of stock warrants	—	—	—	2,806	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(17,857)	(17,857)
Balance at December 31, 2006	—	—	—	15,272,899	15	44,668	15,071	(33,221)	26,533
Issuance of common stock in private placement, net of expenses $1,909	—	—	—	5,910,049	6	23,532	—	—	23,538
Issuance of warrants	—	—	—	—	—	—	5,433	—	5,433
Stock-based compensation for employees	—	—	—	—	—	1,318	—	—	1,318
Stock-based compensation for non-employee	—	—	—	—	—	120	—	—	120
Issuance of common stock for stock options	—	—	—	46,016	—	36	—	—	36
Issuance of restricted stock	—	—	—	70,000	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(26,608)	(26,608)
Balance at December 31, 2007	—	—	—	21,298,964	21	69,674	20,504	(59,829)	30,370

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	1,600	—	—	1,600
Issuance of restricted common stock	—	—	—	586,500	1	(1)	—	—	—
Forfeiture of unvested restricted common stock	—	—	—	(25,000)	—	—	—	—	—
Other	—	—	—	—	—	1	—	(1)	—
Net loss	—	—	—	—	—	—	—	(25,231)	(25,231)
Balance at December 31, 2008	—	—	—	21,860,464	22	71,274	20,504	(85,061)	6,739
Cummulative effect of a change in accounting principle – January 1, 2009 reclassification of warrants to warrant liabilities	—	—	—	—	—	—	(1,638)	1,566	(72)
Stock-based compensation	—	—	—	—	—	2,181	—	—	2,181
Forfeiture of unvested restricted common stock	—	—	—	(69,500)	—	—	—	—	—
Issuance of common stock and warrants in a private placment, net of expenses $465	—	—	—	2,772,337	3	385	4,207	—	4,595
Issuance of common stock and warrants in a registered direct offering, net of commission and expenses of $2,802 and warrants of $22,860	—	—	—	15,484,000	15	22,323	—	—	22,338
Exercise of warrants to purchase common stock	—	—	—	136,986	—	279	—	—	279
Exercise of employee stock options	—	—	—	102,564	—	73	—	—	73
Issuance of restricted common stock	—	—	—	1,400,500	2	(2)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(103,823)	—	(380)	—	—	(380)
Net loss	—	—	—	—	—	—	—	(7,649)	(7,649)
Balance at December 31, 2009	—	—	—	41,583,528	42	96,133	23,073	(91,144)	28,104

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
For the Period September 9, 2003 (date of inception) to December 31, 2011
(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	3,637	—	—	3,637
Issuance of common stock in a registered direct offering, net of commission and expenses of $2,203	—	—	—	7,000,000	7	32,797	—	—	32,804
Exercise of warrants to purchase common stock	—	—	—	39,225	—	360	(239)	—	121
Exercise of employee stock options	—	—	—	196,167	—	225	—	—	225
Issuance of restricted common stock	—	—	—	115,000	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(416,108)	(1)	(1,667)	—	—	(1,668)
Cancelled restricted stock	—	—	—	(51,250)	—	—	—	—	—
Expired warrants	—	—	—	—	—	45	(45)	—	—
Net loss	—	—	—	—	—	—	—	(32,670)	(32,670)
Balance at December 31, 2010	—	—	—	48,466,562	48	131,530	22,789	(123,814)	30,553
Stock-based compensation	—	—	—	—	—	2,759	—	—	2,759
Issuance of common stock in a securities offering, net of commission and expenses of $245	—	—	—	11,040,000	11	59,795	—	—	59,806
Issuance of common stock in a collaboration agreement net of commission and expenses of $86	—	—	—	6,063,161	6	28,852	—	—	28,858
Exercise of warrants to purchase common stock	—	—	—	2,377,571	2	21,766	(9,067)	—	12,701
Exercise of employee stock options	—	—	—	479,666	1	980	—	—	981
Exercise of non-employee stock options	—	—	—	6,904	—	—	—	—	—
Issuance of restricted common stock	—	—	—	848,406	1	(1)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(59,559)	—	(273)	—	—	(273)
Cancelled restricted stock	—	—	—	(16,667)	—	—	—	—	—
Expired warrants	—	—	—	—	—	1,111	(1,111)	—	—
Net loss	—	—	—	—	—	—	—	(63,778)	(63,778)
Balance at December 31, 2011	—	$—	$—	69,206,044	$69	$246,519	$12,611	$(187,592)	$71,607

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2011
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(63,778)	$(32,670)	$(7,649)	$(187,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	188	330	1,916
Stock-based compensation	2,759	3,637	2,181	15,301
Change in fair value of warrants	(7,583)	8,889	(4,461)	(4,721)
Loss on disposal of fixed assets	—	—	—	9
Common stock issued in exchange for in-process research and development	17,457	—	—	17,457
Change in operating assets and liabilities:
(Increase) decrease in:
Collaboration receivable	(79)	—	—	(79)
Prepaid expenses and other current assets	(889)	(70)	(27)	(1,313)
Other noncurrent assets	(407)	(122)	49	(771)
Deposits	(4)	(41)	41	(91)
Increase (decrease) in:
Accounts payable	696	(758)	(850)	1,727
Accrued expenses	8,283	1,277	(1,876)	10,821
Deferred revenue	4,333	—	—	4,333
Deferred rent	109	(24)	(32)	195
Net cash used in operating activities	(38,835)	(19,694)	(12,294)	(142,808)
Cash flows from investing activities:
Purchases of property and equipment	(1,156)	(186)	(11)	(3,067)
Proceeds from sale of property and equipment	—	—	—	1
Net cash used in investing activities	(1,156)	(186)	(11)	(3,066)
Cash flows from financing activities:
Stockholders’ capital contribution	—	—	—	500
Proceeds from exercise of stock options	980	225	73	1,343
Payments to employees for repurchase of restricted common stock	(274)	(1,668)	(380)	(2,321)
Proceeds from exercise of warrants	12,399	72	279	12,749
Proceeds from issuance of common stock and warrants, net	71,207	32,804	49,793	221,556
Proceeds from issuance of preferred stock, net	—	—	—	16,760
Net cash provided by financing activities	84,312	31,433	49,765	250,587
Net increase (decrease) in cash and cash equivalents	44,321	11,553	37,460	104,713
Cash and cash equivalents, beginning of period	60,392	48,839	11,379	—
Cash and cash equivalents, end of period	$104,713	$60,392	$48,839	$104,713
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$—
Cash paid for income taxes	$—	$—	$—	$—
Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$—	$27,068	$47,276
Preferred stock conversion to common stock	$—	$—	$—	$16,760
Exercise of equity-classified warrants to common shares	$9,067	$239	$—	$9,324
Exercise of liability-classified warrants to common shares	$303	$49	$—	$352

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

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at December 31, 2011. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2011, the Company’s accumulated deficit was approximately $187.6 million. The Company currently believes that its existing cash resources at December 31, 2011, along with the proceeds from the transactions described under “Subsequent Events” in Note 3, are sufficient to fund development and commercialization activities into the second half of 2013. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

2. Financings

On February 3, 2011, the Company entered into an underwriting agreement with Barclays Capital Inc. (“Barclays”) relating to the issuance and sale of 9,600,000 shares of the Company’s common stock in a public offering. The price to the public in the offering was $5.75 per share, and Barclays, as the sole underwriter for the offering, agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $5.425 per share. Under the terms of the underwriting agreement, the Company also granted Barclays an option, exercisable for 30 days, to purchase up to an additional 1,440,000 shares of the Company’s common stock at a purchase price of $5.425 per share. On February 8, 2011, the transactions contemplated by the underwriting agreement were completed. In connection with the closing, Barclays exercised in full its option to purchase the additional 1,440,000 shares, resulting in the Company issuing a total of 11,040,000 shares at the closing. The net proceeds from the offering were approximately $59.8 million after deducting underwriting discounts and offering expenses.

On January 6, 2011, and in conjunction with the Company’s execution and delivery of the Channel Agreement with Intrexon Corporation (“Intrexon”), the Company entered into a Stock Purchase Agreement and Registration Rights Agreement with Intrexon. On January 12, 2011, and pursuant to that Stock Purchase Agreement, Intrexon purchased 2,426,235 shares of the Company’s common stock in a private placement for a total purchase price of $11,645,928, or $4.80 per share. The Company simultaneously issued to Intrexon an additional 3,636,926 shares of its common stock for a cash purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement. This resulted in a non-cash expense of approximately $17.5 million for the in process research and development. Under the terms of the Stock Purchase Agreement, the Company agreed to issue to Intrexon an additional 3,636,926 shares of its common stock under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Financings  – (continued)

to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. If issued, the purchase price for such shares will be equal to the $0.001 par value of such shares, which price will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement. Pursuant to the Registration Rights Agreement, the Company has filed a registration statement with the SEC registering the resale of the shares that we have issued or may issue to Intrexon under the Stock Purchase Agreement.

Also under the Stock Purchase Agreement, if requested by the Company and subject to certain conditions, restrictions and limitations, Intrexon has agreed to purchase the Company’s securities in conjunction with “qualified” securities offerings that are conducted by the Company while the Channel Agreement remains in effect. In conjunction with a qualified offering, Intrexon has committed to purchase up to 19.99% of the securities offered and sold therein (exclusive of Intrexon’s purchase) if requested to do so by the Company. Intrexon will not be obligated to purchase securities in a “qualified” securities offering unless the Company is then in substantial compliance with its obligations under the Channel Agreement and, with respect to a “qualified” offering that is completed following January 6, 2012, the Company confirms its intent that 40% of the offering’s net proceeds shall have been spent, or in the next year will be spent, by the Company under the Channel Agreement. In the case of a “qualified” offering that is completed after January 6, 2013, Intrexon’s purchase commitment will be further limited to an amount equal to one-half of the proceeds spent or to be spent by the Company under the Channel Agreement. Intrexon’s aggregate purchase commitment for all future qualified offerings is capped at $50.0 million. The Company and Intrexon subsequently amended the Stock Purchase Agreement to clarify that gross proceeds from the sale of Company securities to Intrexon in a qualified offering will apply against Intrexon’s $50.0 million purchase commitment regardless of whether Intrexon participates voluntarily or at the request of the Company. As a result of Intrexon’s purchase of securities in our February 2012 public offering (see Note 3 Subsequent Events), the remaining maximum amount of Intrexon’s equity purchase commitment is approximately $29.0 million.

On May 27, 2010, the Company entered into an underwriting agreement with Jefferies & Company, Inc. (the “Representative”) relating to the issuance and sale of 7,000,000 shares of the Company’s common stock, par value $0.001 per share. The Representative, on behalf of itself and JMP Securities LLC, as underwriters for the offering, purchased 7,000,000 shares from the Company pursuant to the underwriting agreement and offered the shares to the public at a price of $5.00, and to certain dealers at that price less a concession not in excess of $0.18 per share of common stock. The net proceeds to the Company from this offering were $32.8 million, after deducting underwriting discounts, commissions and other offering expenses of $2.2 million. The offering was completed on June 2, 2010. Under the terms of the underwriting agreement, the Company granted the Representative an option, exercisable for 30 days, to purchase up to an additional 1,050,000 shares of common stock to cover over-allotments, if any. The overallotment expired on July 2, 2010, without being exercised.

On December 4, 2009, the Company entered into an underwriting agreement in which JMP Securities LLC and Rodman & Renshaw, LLC agreed to serve as co-lead managers (together, the “Underwriters”) in connection with a public offering and sale by the Company of 15,484,000 units at a price to the public of $3.10 per unit for gross proceeds of $48.0 million. The Company paid $2.8 million in commissions and offering expenses and expects to use the remaining net proceeds of $45.2 million for general corporate purposes, which include ongoing research and development activities. Each unit sold in the offering consisted of one share of our common stock and an investor warrant to purchase 0.5 of a share of common stock. The shares of common stock and investor warrants were immediately separable. The closing of the transaction occurred on December 9, 2009.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with FASBASC Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified as liabilities (see Note 9 to the financial statements, Warrants).

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock in accordance with FASB ASC Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

In December 2006, the FASB issued an accounting standard, which addresses an issuer’s accounting for registration payment arrangements. The accounting standard specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Financings  – (continued)

separately recognized and measured in accordance with FASB guidance in Accounting for Contingencies. The accounting standard further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with US GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company applied the recognition and measurement provisions of the accounting standard to the registration rights associated with the registration rights agreement. As result, the Company believes that the contingent obligation to make future payments is not probable and as such has recorded no liability associated with these registration rights.

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

The Company engaged Paramount BioCapital, Inc. (“Paramount”), Oppenheimer & Co. Inc., and Griffin Securities, Inc. (together, the “2007 Placement Agents”) as placement agents in connection with the 2007 Offering. In consideration for their services, the Company paid the 2007 Placement Agents aggregate cash commissions of $1.6 million (of which $1.0 million was paid to Paramount; see Note 7 to the financial statements, Related Party Transactions) and issued 5-year warrants to the 2007 Placement Agents and their designees to purchase an aggregate of 156,058 shares of the Company’s common stock at an exercise price of $5.75 per share. In connection with the 2007 Offering, the Company also made cash payments of $222 thousand and issued 5-year warrants to purchase 21,244 shares of the Company’s common stock, at an exercise price of $5.75 per share, to a financial consultant pursuant to the non-circumvention provision of a prior agency agreement. The Company estimated the fair value of these 177,302 warrants at $709 thousand using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93%, and a dividend yield of 0%.

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Financings  – (continued)

With respect to each investor in the 2007 Offering, the Company also agreed to use reasonable commercial efforts to cause the registration statement to remain effective until the earliest of (i) the date on which the investor may sell all of the shares and shares issuable upon exercise of the warrants then held by the investor pursuant to then-Rule 144 of the Securities Act of 1933 without regard to volume restrictions; and (ii) such time as all of the securities held by the investor and registered under the registration statement have been sold pursuant to a registration statement, or in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(1) thereof so that all transfer restrictions and restrictive legends are removed upon the consummation of such sale. The 2007 Placement Agents have been afforded equivalent registration rights as the investors in the 2007 Offering with respect to the shares issuable upon exercise of the placement agent warrants. Effective January 1, 2007, the Company adopted a new accounting standard which requires that instruments subject to registration payments are accounted for without regard to the contingent obligation to make registration payments. As a result, the Company has determined that no contingent loss exists based on its history of timely annual, quarterly and registration filings. The Company intends to continue the timely compliance with all SEC filing requirements, which will keep the Company current and the shares registered. On March 1, 2007, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement was declared effective on March 26, 2007, rendering the resale of the shares issued in the 2007 Offering registered under the Securities Exchange Act of 1933 and no penalty was recorded.

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

The Company engaged Paramount BioCapital, Inc. and Griffin Securities, Inc. (together, the “2006 Placement Agents”) as co-placement agents in connection with the 2006 Offering. In consideration for their services, the Company paid the 2006 Placement Agents and certain selected dealers engaged by the 2006 Placement Agents and their designees aggregate cash commissions of $2.6 million (of which $1.7 million was paid to Paramount; see Note 7 to the financial statements, Related Party Transactions) and issued 7-year warrants to the 2006 Placement Agents and their designees to purchase an aggregate of 799,126 shares of the Company’s common stock (10 percent of the shares sold in the 2006 Offering) at an exercise price of $5.09 per share. The Company estimated the fair value of these warrants at $3.5 million using the Black-Scholes model, using an assumed risk-free rate of 5.01% and an expected life of 7 years, volatility of 100% and a dividend yield of 0%. The Company made reimbursements of $100 thousand to the 2006 Placement Agents for their expenses incurred in connection with the 2006 Offering.

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

With respect to each investor in the 2006 Offering, the Company also agreed to use its reasonable commercial efforts to cause the registration statement to remain effective until the earliest of (i) the date on which the investor may sell all of the shares issued in the 2006 Offering and shares issuable upon exercise of the warrants then held by the investor pursuant to then-Rule 144 of the Securities Act of 1933 without regard to volume restrictions; and (ii) such time as all of the securities held by the investor and registered under the registration statement have been sold pursuant to a registration statement, or in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(1) thereof so that all transfer restrictions and restrictive legends are removed upon the consummation of such sale. The 2006 Placement Agents have been afforded equivalent registration rights as the investors in the 2006 Offering with respect to the shares issuable upon exercise of the placement agent warrants. Warrants issued in the 2006 Offering are classified as equity. On May 19, 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement was declared effective on May 30, 2006, rendering the resale of the shares issued in the 2006 Offering registered under the Securities Exchange Act of 1933 and no penalties were recorded.

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

On June 6, 2005, the Company completed an offering (the “2005 Offering”) of Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company issued 4,197,946 shares at $4.31 for gross proceeds of approximately $18.1 million. In connection with the 2005 Offering, the Company compensated Paramount, placement agent for the 2005 Offering, or its affiliates for its services through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire 419,794 shares of Series A Preferred Stock (the “Series A Stock Warrants”), exercisable for a period of 7 years from the closing date at a per-share exercise price equal to 110% of the price per share sold in the 2005 Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the twelve (12) month period subsequent to the final closing of the Offering. The Company also paid Paramount an expense allowance of $50 thousand to reimburse Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for any private sale of the Company’s securities. On September 13, 2005, the Series A Preferred Stock was converted to 4,197,946 of the company’s common stock. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act (see Note 7 to the financial statements, Related Party Transactions).

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

The Company also entered into a financing transaction subsequent to year end. Such transaction is described in the “Subsequent Events” section of Note 3.

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

The Company’s most significant estimates and judgments used in the preparation of our financial statements are:

•	Clinical trial expenses;
•	Fair value measurements for stock based compensation and warrants; and
•	Income taxes.

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed below, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

On January 20, 2012, the Company entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 9,650,000 shares of our common stock. The price to the public in the offering was $5.20 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $4.888 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,447,500 shares of common stock at a purchase price of $4.888 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 9,650,000 shares on January 25, 2012 and purchased an additional 464,401 shares on January 31, 2012 pursuant to the partial exercise of their option to purchase additional shares, resulting in our issuing a total of 10,114,401 shares. The net proceeds from the offering were approximately $49.1 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Cash and Cash Equivalents

Cash equivalents consist primarily of demand deposit accounts and deposits in short-term U.S. treasury money market mutual funds. Cash equivalents are stated at cost, which approximates fair market value.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation is provided using the straight-line method over the following estimated useful lives of the related assets, which is between three and five years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the balance sheets and related gains or losses are reflected in the statements of operations.

Restricted Cash

Other non-current assets include cash of $690 thousand that is restricted as collateral for the Company’s facility leases.

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

Warrants

The Company applies the accounting standard which provides guidance in assessing whether an equity-based financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology the Company concluded that certain warrants issued by the Company have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore are classified as liabilities in the Company’s balance sheet. The liability classified warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of Other income, net in the accompanying Statement of Operations. Fair value is measured using the binomial valuation model. In December 2011, the Company switched from the Black-Scholes valuation model to the binomial valuation model as it provides a better evaluation of the warrants fair market value.

Fair Value Measurements

The Company accounts for fair value measurements of its financial assets and liabilities and non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$103,736	$103,736	$—	$—
Warrant liability	$19,425	$—	$19,425	$—

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

The cash equivalents represent deposits in a short term U.S. treasury money market mutual fund. The warrants were valued using a binomial valuation model. See Note 9 to the financial statements, Warrants, for additional disclosure on the valuation methodology and significant assumptions.

Revenue Recognition

The Company receives revenue from a collaboration agreement (see Note 4). Collaboration arrangements typically include payments for one or more of the following: non-refundable, upfront license fees, funding of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Arrangements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner. The consideration received is then allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense. (see Note 10 to the financial statements, Income Taxes).

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Stock-based compensation expense is based on the number of awards ultimately expected to vest and is therefore reduced for an estimate of the awards that are expected to be forfeited prior to vesting. Consistent with prior years, the Company uses the Black-Scholes option pricing model which requires estimates of the expected term option holders will retain their options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2011, 2010, and 2009 and did not capitalize any such costs on the balance sheets. The Company recognized $2.1 million, $1.3 million, and $1.2 million of compensation expense related to vesting of employee stock options during the year ended December 31, 2011, 2010, and 2009, respectively. In the years ended December 31, 2011, 2010, and 2009, the Company recognized $635 thousand, $2.4 million, and $1.0 million of compensation expense, respectively, related to vesting of restricted stock (see Note 12 to the financial statements, Stock Option Plan). In the years ended December 31, 2011, 2010, and 2009, the Company recognized $2.8 million, $3.6 million, and $2.2 million of compensation expense, respectively, related to vesting of employee and director awards. In the year ended December 31, 2010, the Company recognized $27 thousand of compensation expense, related to non-employee milestone awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Research and development	$890	$690	$512
General and administrative	1,869	2,947	1,669
Share based employee compensation expense before tax	2,759	3,637	2,181
Income tax benefit	—	—	—
Net share based employee compensation expense	$2,759	$3,637	$2,181

Prior to the adoption of the current accounting standards in 2006, the Company previously accounted for stock-based awards to employees using the intrinsic value method and had elected the disclosure-only alternative. All stock-based awards to nonemployees were accounted for at their fair value. The Company had recorded the fair value of each stock option issued to non-employees as determined at the date of grant using the Black-Scholes option pricing model.

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

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2011, 2010, and 2009 was approximately $4.04, $3.26, and $1.18 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. Because the Company does not have sufficient historical exercise data, the Company calculated volatility using the simplified method described in SEC Staff Accounting Bulletin (“SAB”) No. 107 and No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2011	2010	2009
Weighted average risk-free interest rate	1.09 – 2.69%	1.13 – 2.75%	1.31 – 2.61%
Expected life in years	6	5	5
Expected volatility	83.26 – 87.29%	89.2 – 90.6%	102 – 105%
Expected dividend yield	0	0	0

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2011, 2010, and 2009 consist of the following:

	December 31,
	2011	2010	2009
Stock options	5,138,486	4,566,935	3,534,686
Unvested restricted stock	950,906	348,753	1,467,167
Warrants	13,117,264	15,912,142	16,020,147
	19,206,656	20,827,830	21,022,000

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

New Accounting Pronouncements

In January 2011, the Company adopted ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update is effective for periods beginning after January 1, 2013. The adoption of this standard will not have an impact on our financial position or results of operations.

4. Collaborations and Alliances

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K. (“Solasia”).

Pursuant to the License and Collaboration Agreement (the “Agreement”), the Company granted Solasia an exclusive license to develop and commercialize darinaparsin (ZinaparTM or ZIO-101) in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use in a pan- Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, the Company received an upfront payment of $5 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4. Collaborations and Alliances  – (continued)

payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

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

5. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2011	2010
Office and computer equipment	$1,021	$520
Software	399	337
Leasehold improvements	890	12
Manufacturing equipment	156	439
	2,466	1,308
Less accumulated depreciation	(1,325)	(1,055)
Property and equipment, net	$1,141	$253

Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2011, 2010, 2009 and from September 9, 2003 (date of inception) to December 31, 2011 (in thousands) was: $268, $188, $330, and $1,916, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2011	2010
Professional services	$1,131	$408
Clinical consulting services	6,913	1,162
Preclinical services	1,093	—
Manufacturing services	767	121
Accrued vacation	307	186
Other consulting services	347	—
Payroll taxes	263	249
Employee compensation	—	412
Accrued expenses	$10,821	$2,538

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7. Related Party Transactions

During 2005, the Company engaged Paramount to assist in placing shares of Series A Preferred Stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also a managing member of Horizon BioMedical Ventures, LLC (“Horizon”). On December 30, 2004, Horizon authorized the distribution of 2,428,911(4,848,376 pre-Merger) shares of the Company’s common stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,456 (2,424,188 pre-Merger) shares of common stock to Mibars, LLC (“Mibars”) and to Dr. Rosenwald and his designees (the “Designated Shares”). The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

In connection with the December 22, 2004 Option Agreement with Southern Research Institute (“SRI”), the Company entered into a Finders Agreement, dated December 23, 2004, with Paramount pursuant to which the Company has agreed to compensate Paramount, for services in connection with the Company’s introduction to SRI through the payment of (a) a cash fee of $60 thousand and (b) warrants to purchase 62,621 (125,000 pre-Merger) shares of the Company’s common stock at a price equal to $4.75 ($2.38 pre-Merger) per share. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%. In December 2004, the Company expensed the $60 thousand that was payable to Paramount and recognized compensation expense in the amount of $251 thousand for the issuance of the warrants. These warrants expired on December 23, 2011.

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7. Related Party Transactions  – (continued)

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

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon (See Note 8). In partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon as more fully described in Note 2.

Intrexon’s Chief Executive Officer, Randal J. Kirk, has served on the Company’s Board of Directors since January 12, 2011.

During 2011 the Company paid Intrexon approximately $2.5 million for services under the Channel Agreement and at December 31, 2011 there was approximately $215 thousand in accounts payable and accrued expenses owed to Intrexon.

8. Commitments and Contingencies

Operating Leases

In May 2005, the Company entered into an operating lease for a new office in New York, NY consisting of 2,580 square feet. The lease expired in June 2010. In connection with this lease agreement, the Company entered into a letter of credit in the amount of $60 thousand naming the Company’s landlord as beneficiary. In May 2010, the Company renewed the operating lease through June 2014. As of December 31, 2010, the Company classified the $60 thousand letter of credit as other non-current assets on the balance sheet. In July 2011, the Company entered into an operating lease for new office space, consisting of 6,251 square feet. The lease expires in October 2018. In connection with the lease agreement, the Company entered into a letter credit in the amount of $388 thousand. The Company classified the $388 thousand letter of credit as other non-current assets on the balance sheet.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Commitments and Contingencies  – (continued)

In April 2007, the Company entered into a sublease for new office space in Charlestown, MA consisting of 4,872 square feet. The lease expired in April 2010. In connection with this lease agreement the Company provided a security deposit of $41 thousand. In June 2010, the Company renewed the sublease for office space in Charlestown, MA reducing the space to 3,782 square feet. The lease expires in August 2012. The lease was further amended in December 2010 to increase the space to 4,425 square feet. At December 31, 2010, the Company has classified the $41 thousand security deposit in other non-current assets on the balance sheet.

In August 2007, the Company entered into a sublease for new office space in Charlestown, MA consisting of 6,959 square feet. The lease expires in August 2012. At December 31, 2010, the Company has classified the $46 thousand security deposit in other non-current assets on the balance sheet.

In April 2011, the Company entered into an operating lease for new office space in Germantown, MD, consisting of 2,227 square feet. The lease expires in March 2014. As December 31, 2011, the Company has classified the $4 thousand security deposit in other non-current assets on the balance sheet.

In June 2011, the Company entered in a sublease for new office space in Charlestown, MA, amending the previous lease agreements and adding an additional 5,249 square feet. The lease expires August 2013. As of December 31. 2011, the Company has classified the $87 thousand security deposit in other non-current assets on the balance sheet.

Future minimum lease payments under operating leases as of December 31, 2011 are as follows (in thousands):

2012	$856
2013	1,014
2014	1,009
2015	1,032
2016	838
2017 and later	806
Total future minimum lease payments	$5,555

Total rent expense was approximately $647 thousand, $398 thousand, $456 thousand, and $3.1 million for the years ended December 31, 2011, 2010, 2009 and from September 9, 2003 (date of inception) to December 31, 2011, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2011 and 2010 of $195 thousand ($15 thousand current and $180 thousand long-term) and $87 thousand ($43 thousand current and $44 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Commitments and Contingencies  – (continued)

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011, 2010 or 2009.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, the Company expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006. Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. There were no payments made during 2009. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. In December 2010, the Company expensed a

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Commitments and Contingencies  – (continued)

$300 thousand milestone payment and vested 6,904 stock options upon achieving Phase 3 milestones. These options were subsequently exercised in 2011. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.

License Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2011, 2010, 2009 and 2008. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011, 2010 or 2009.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011, 2010 or 2009.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Commitments and Contingencies  – (continued)

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon. (see Note 2)

During the first 24 months of the agreement, either we or Intrexon may terminate the Channel Agreement in the event of a material breach by the other and Intrexon may terminate the Channel Agreement under certain circumstances if we assign our rights under the Channel Agreement without Intrexon’s consent. Following the first 24 months of the agreement, Intrexon may also terminate the Channel Agreement if we fail to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elect not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, we may voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon.

Upon termination of the Channel Agreement, we may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	is being commercialized by us;
•	has received regulatory approval;
•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Commitments and Contingencies  – (continued)

•	is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by us), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by us due to an uncured breach or a termination by Intrexon following an unconsented assignment by us or our election not to pursue development of a Superior Therapy).

Our obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The Company expensed $240 thousand during the years ended December 31, 2009, 2010 and 2011 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2011, 2010 or 2009.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, we entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia.

Pursuant to the License and Collaboration Agreement, we granted Solasia an exclusive license to develop and commercialize darinaparsin in both IV and oral forms and related organic arsenic molecules, in all indications for human use in a pan- Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, we received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. We will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

The upfront payment for research and development funding is earned over the period of effort. We currently estimates this period to be 75 months, which could be adjusted in the future.

Under the License and Collaboration Agreement, we provide Solasia with drug product to conduct clinical trials. These transfers are accounted for as a reduction of research and development costs and an increase in collaboration receivables.

The agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Commitments and Contingencies  – (continued)

CRO Services Agreement with PPD Development, L. P.

The Company and PPD Development, L. P. (“PPD”) are parties to a master clinical research organization services agreement dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization (“CRO”) services in support of the Company’s clinical trials. PPD is entitled to cumulative payments of up to $18.3 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and the Company recorded an aggregate $4.0 million expense.

9. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.

The Company follows accounting standards that provide guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative and classified as a liability. Accounting standards require that liability classifed warrants be recorded at their fair value at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations. Fair value is measured using the binomial valuation model.

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with the 2005 Offering, 11,083 of which were subsequently exercised. The remaining 408,703 warrants were originally valued at $1.6 million. Subject to certain exceptions, these warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the warrants then in effect, which was initially $4.75 per share. This provision was triggered in 2006 when stock was sold at $4.63 per share in the 2006 Offering. Accordingly, the warrants were re-priced at $4.69. The provision was triggered a second time with 2009 Private Placement when stock was sold at $1.825 per share and the warrants were subsequently re-priced at $4.25. The provision was triggered again with the Company’s December 2009 public offering when stock was sold at $3.10 per share and the warrants were subsequently re-priced at $3.93. Using a Black-Scholes model, the warrants were valued at $72 thousand on January 1, 2009, when the accounting standard was adopted. The reclassification attributed to adoption of the standard had the following cumulative effect on the Balance Sheets:

	Liabilities	Stockholders’ Equity
(in thousands)	Warrants	Warrants	Deficit Accumulated During the Development Stage
As reported on December 31, 2008	$—	$20,504	$(85,061)
Re-classification	72	(1,638)	1,566
Balance on January 1, 2009	$72	$18,866	$(83,495)

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Warrants  – (continued)

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

On December 31, 2011, the liability-classified warrants were valued at $19.4 million using the binomial valuation model. The decrease in the fair value of the warrant liabilities of $7.6 million for the year ended December 31, 2011 was charged to Other income, net in the Statements of Operations. Additionally, $0.3 million of the decrease resulted from the exercise of warrants.

On December 31, 2010, the liability-classified warrants were valued at $27.3 million using a Black-Scholes valuation model. The increase in the fair value of the warrant liabilities of $8.9 million for the year ended December 31, 2010 was credited to Other income, net in the Statements of Operations.

On December 31, 2009, the liability-classified warrants were valued at $18.5 million using a Black-Scholes valuation model. The decrease in the fair value of the warrant liabilities of $4.5 million for the year ended December 31, 2010 was charged to Other income, net in the Statements of Operations.

The following pricing assumptions were used at December 31, 2011, 2010 and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Risk-free interest rate	0.05 – 0.35%	0.42 – 1.48%	1.37 – 2.65%
Expected life in years	0.42 – 2.92	1.42 – 3.92	2.42 – 4.92
Expected volatility	64 – 80%	75 – 116%	105%
Expected dividend yield	0	0	0

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9. Warrants  – (continued)

In 2005, the Company issued performance warrants to purchase 50,000 shares of the Company’s common stock for services to be rendered to its investor relations consultant as compensation. In connection with the warrant issuance, 12,500 shares were exercisable immediately and the Company recorded a charge of $45 thousand to general and administrative expense in the year ended December 31, 2005. The Company has estimated the fair value of such options using the Black-Scholes model, using an assumed risk-free rate of 4.39%, an expected life of 5 years, volatility of 109%, and dividend yield of 0%. The remaining 37,500 warrants were cancelled in the year ended December 31, 2006 due to performance objectives not being obtained at the expiration of agreement.

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

In connection with the 2009 Private Placement, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which were exercisable immediately. The warrants have an exercise price of $2.04 per share and have a five year term. The fair value of the warrants was estimated at $4,207 thousand using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of five years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet. In October 2009, 136,986 of these warrants were exercised.

During 2010, no new warrants were issued. However, 95,505 warrants were exercised for 39,225 shares of common stock. Of these warrants, 70,738 were equity-classified and 24,767 were liability-classified. Additionally, 12,500 equity-classified warrants expired without being exercised.

During 2011, no new warrants were issued however, 2,516,968 warrants were exercised for 2,377,571 shares of common stock. Of these warrants, 2,351,417 were equity-classified and 165,551 were liability-classified. Additionally, 277,910 equity-classified warrants expired without being exercised.

The following is a summary of warrants outstanding as of December 31, 2011.

Number of Warrants	Issued in Connection With	Exercise Price	Expiration Date
374,196	Placement warrants for services performed	$3.93	May 31, 2012
706,708	Placement warrants for services performed	$5.09	May 3, 2013
1,182,015	Investor warrants	$5.75	February 23, 2012
177,302	Placement warrants for services performed	$5.75	February 23, 2012
2,586,036	Investor warrants	$2.04	September 15, 2014
40,298	Placement warrants for services performed	$2.04	September 15, 2014
7,726,000	Investor warrants	$4.02	December 9, 2014
324,709	Underwriter warrants for services performed	$4.02	December 9, 2014
13,117,264

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Net operating loss carryforwards	$18,283	$3,320
Start-up and organizational costs	40,047	33,712
Research and development credit carryforwards	8,885	1,570
Stock compensation	702	589
Capitalized acquisition costs	6,400	—
Depreciation	170	140
Other	306	577
	74,793	39,908
Less valuation allowance	(74,793)	(39,908)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2011, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $46.0 million available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (“IRC”), expiring in varying amounts through 2030. Additionally, the Company has approximately $9.0 million of research and development credits at December 31, 2011, expiring in varying amounts through 2030, which may be available to reduce future taxes. Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2011 includes approximately $3.9 million resulting from excess tax deductions from stock options.

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

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $34.9 million primarily due to net operating loss carryforward, start-up and organizational costs, and the increase in research and development credits.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
(in thousands)	2011	2010	2009
Federal income tax at statutory rates	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	6.0%	4.3%	4.8%
Research and development credits	11.1%	0.0%	2.4%
Stock compensation	-0.5%	-0.1%	-8.2%
Uncertain tax position adjustment	0.0%	-15.4%	0.0%
Change in warrant value	3.7%	-9.3%	0.0%
Federal R&D tax grant	0.0%	0.8%	0.0%
Other	0.0%	1.5%	-0.7%
Increase in valuation allowance	-54.2%	-15.8%	-32.3%
Effective tax rate	0.0%	0.0%	0.0%

The Company follows the accounting standard relating to accounting for uncertain tax positions. The standard prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The company did not establish any additional reserves for uncertain tax liabilities upon adoption of the standard. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2011, 2010, and 2009 are as follows:

(in thousands)
Balance at December 31, 2008	238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at December 31, 2009	238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	37
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at December 31, 2010	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—
Balance at December 31, 2011	$275

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2011.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

11. Preferred Stock and Stockholders’ Equity

On April 26, 2006, the date of the Company’s annual stockholders meeting that year, the shareholders approved the adoption of an Amended and Restated Certificate of Incorporation pursuant to which the Company has 280,000,000 shares of authorized capital stock, of which 250,000,000 shares are designated as common stock (par value $.001 per share), and 30,000,000 shares are designated as preferred stock (par value $.001 per share) (the “Preferred Stock”).

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

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

11. Preferred Stock and Stockholders’ Equity  – (continued)

On January 6, 2011, and in conjunction with the Company’s execution and delivery of a Channel Agreement, the Company entered into a Stock Purchase Agreement and Registration Rights Agreement. On January 12, 2011, and pursuant to that Stock Purchase Agreement, the Company sold 2,426,235 shares of the Company’s common stock in a private placement for a total purchase price of $11.6 million, or $4.80 per share. The Company simultaneously issued an additional 3,636,926 shares of its common stock for a cash purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement (see Note 2, Financings).

On February 3, 2011, pursuant to underwriting agreement between the Company and certain brokers, the Company completed the sale of an aggregate of 11,040,000 shares of the Company’s common stock at a price of $5.75 per share in a public offering. The total gross proceeds resulting from the 2011 public offering were approximately $63.5 million, before deducting selling commissions and expenses (see Note 2 to the financial statements, Financings).

As of December 31, 2011, the Company had 69,206,044 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

12. Stock Option Plan

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

As of December 31, 2011, the Company had outstanding options issued to its employees to purchase up to 4,300,591 shares of the Company’s common stock, to its directors to purchase up to 837,645 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing method and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 45,823 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. The options were granted to The University of Texas M. D. Anderson Cancer Center and DEKK-Tec, Inc. (see Note 8 to the financial statements, Commitments and Contingencies). During the year ended December 31, 2007, the Company recorded a $120 thousand stock compensation expense in connection with the Company achieving a predetermined development milestone, which triggered the vesting of 25,111 of the options granted outside of the 2003 Stock Option Plan. The 25,111 options were exercised on August 13, 2007. Proceeds from this exercise amounted to $50 and the intrinsic value of these options amounted to

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

12. Stock Option Plan  – (continued)

$104 thousand. During 2010, the Company recorded an expense of $27 thousand when 6,904 DEKK-Tec stock options vested upon achieving Phase 3 milestones.

Proceeds from the 2011, 2010, and 2009 exercises amounted to $980, $225, and $73 thousand, respectively. The intrinsic value of these options amounted to $2.5 million, $880 thousand, and $238 thousand for years ended December 31, 2011, 2010 and 2009, respectively.

Transactions under the Plan for the years ending December 31, 2011, 2010, and 2009 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	2,738,089	3.43
Granted	1,324,000	1.53
Exercised	(102,564)	0.71
Cancelled	(424,839)	3.19
Outstanding, December 31, 2009	3,534,686	2.82
Granted	1,293,000	4.55
Exercised	(196,167)	1.19
Cancelled	(64,584)	4.36
Outstanding, December 31, 2010	4,566,935	2.82
Granted	1,894,300	5.65
Exercised	(479,666)	2.04
Cancelled	(843,083)	5.01
Outstanding, December 31, 2011	5,138,486	$4.08	7.16	$4,464
Vested and unvested expected to vest at December 31, 2011	5,099,394	$3.21	5.52	$4,430
Options exercisable, December 31, 2011	2,911,186	$3.21	5.52	$4,232
Options exercisable, December 31, 2010	2,939,434	$2.93	6.16	$5,597
Options available for future grant	192,445

At December 31, 2011, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $7.2 million. The cost is expected to be recognized over a weighted-average period of 1.69 years.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

12. Stock Option Plan  – (continued)

Restricted Stock

In March and April 2010, the Company issued 90,000 and 25,000 shares of restricted stock to its non-employee directors, respectively, all of which vest in their entirety on the one year anniversary of the grant date. In December 2009, the Company issued 347,500 shares of restricted stock to employees and 45,000 shares of restricted stock to its non-employee directors, which will vest ratably in annual installments over three and two years, respectively, commencing on the first anniversary of the grant date. In September 2009, the Company issued 828,000 shares of restricted stock to employees and 180,000 shares of restricted stock to its board of directors, all of which vest in their entireties on the one year anniversary of the grant date. In December 2008, the Company issued 396,500 shares of restricted stock to employees and 90,000 shares of restricted stock to its board of directors, all of which vested in December 2009. Also, in January 2008, the Company issued 100,000 shares of restricted stock to one employee vesting ratably over a three-year period. In 2007, the Company issued 70,000 shares of restricted stock to several employees which vested in December 2008. During the years ended December 31, 2011, 2010 and 2009, $635 thousand, $2.4 million and $1.0 million of compensation expense was recognized, respectively.

In January and December 2011, the Company repurchased 15,190 shares and 44,369 shares at $5.14 and $4.41 per share, respectively. In January, September and December 2010, the Company repurchased 15,283 shares, 349,710 shares and 51,116 shares at $3.10, $3.95 and $4.66 per share, respectively, to cover payroll taxes. In December 2009, the Company repurchased 103,823 shares of vested restricted stock from employees at $3.66 per share to pay for payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2011, 2010 and 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2008	586,500	1.15
Granted	1,400,500	2.28
Vested	(450,333)	0.97
Cancelled	(69,500)	0.83
Non-vested, December 31, 2009	1,467,167	2.30
Granted	115,000	5.15
Vested	(1,182,164)	2.19
Cancelled	(51,250)	4.40
Non-vested, December 31, 2010	348,753	2.30
Granted	848,406	4.52
Vested	(229,586)	3.56
Cancelled	(16,667)	2.85
Non-vested, December 31, 2011	950,906	$4.34

As of December 31, 2011, there was $3.9 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2003 Plan. The expense is expected to be recognized over a weighted-average period of 1.91 years.

ZIOPHARM Oncology, Inc.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

13. Employee Benefit Plan

The Company sponsors a qualified 401(k) Retirement Plan (the “Plan”) under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. The Company may make contributions to these plans at its discretion. The Company contributed approximately $38 thousand, $21 thousand, and $35 thousand to this plan during the years ended December 31, 2011, 2010, and 2009 respectively.

14. Selected Quarterly Information (Unaudited)

(in thousands, except per share amount)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$67	$200	$200	$200
Total operating expenses	27,993	13,048	14,409	16,617
Loss from operations	(27,926)	(12,848)	(14,209)	(16,417)
Change in fair value of warrants	(11,080)	2,115	13,388	3,160
Net (loss)	(39,008)	(10,724)	(802)	(13,244)
Loss per share, basic and diluted	$(0.65)	$(0.16)	$(0.01)	$(0.19)

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Total operating expenses	4,569	5,116	8,500	6,361
Loss from operations	(4,569)	(5,116)	(8,500)	(6,361)
Change in fair value of warrants	(13,093)	14,142	(3,712)	(6,226)
Net income (loss)	(17,653)	9,039	(12,205)	(11,851)
Earnings (loss) per share, basic	$(0.44)	$0.21	$(0.26)	$(0.25)
Earnings (loss) per share, diluted	$(0.44)	$0.19	$(0.26)	$(0.25)

INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K, SEC File No. 000-32353, filed April 26, 2006).
3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).
3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).
3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.2	Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.3	Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.4	Warrant for the Purchase of Shares of common stock dated December 23, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
4.5	Option for the Purchase of common stock dated October 15, 2004 and issued to DEKK-Tec, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).
4.6	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).
4.7	Schedule identifying material terms of Options for the Purchase of Shares of common stock in the form filed as Exhibit 4.6 to this Report. (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).
4.8	Form of common stock Purchase Warrant issued to placement agents in connection with the Registrant’s 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report of Form 8-K, SEC File No. 000-32353, filed May 3, 2006).
4.11	Form of Warrant to Purchase Common Stock issued to investors in connection the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
4.12	Form of Warrant to Purchase Common Stock issued to placement agents in connection with the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).

Exhibit No.	Description of Document
4.13	Form of Warrant to Purchase Common Stock issued to investors in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed December 8, 2009).
4.14	Form of Warrant to Purchase Common Stock issued to underwriters in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed December 8, 2009).
10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).
10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).
10.3	Form of Employee Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).
10.4	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).
10.5	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed December 18, 2007).
10.6	Employment Agreement dated as of January 8, 2008 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed February 21, 2008).
10.7	Extension of Employment Agreement dated as of December 28, 2010 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2010).
10.8	Employment Agreement dated as of June 25, 2008 between the Registrant and Richard E. Bagley (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2008).
10.9	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).+
10.10	License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).+
10.11	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006).+
10.12	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006).+
10.13	Amendment to License Agreement dated September 24, 2009 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2010).

Exhibit No.	Description of Document
10.14	Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).+
10.15	Form of subscription agreement between the ZIOPHARM, Inc. and the investors in the Registrant’s 2005 private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).
10.16	Form of Subscription Agreement by and between the Registrant and investors in the Registrant’s 2006 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, SEC File No. 000-32353, filed May 3, 2006).
10.19	Form of Securities Purchase Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
10.20	Form of Registration Rights Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report of Form 8-K filed September 15, 2009).
10.21	Engagement Letter dated August 7, 2009 by and between the Registrant and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).
10.22	Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).
10.23	Amendment Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2011).
10.24	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).
23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP
23.2	Consent of Independent Registered Public Accounting Firm — Caturano and Company, Inc.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.