Form 10-Q
period 2012-03-31
ZIOPHARM ONCOLOGY INC
filed 2012-05-03
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 23, 2012, was 79,522,502 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	3

	Statements of Operations for the three months ended March 31, 2012 and 2011 and the period from September 9, 2003 (date of inception) through March 31, 2012 (unaudited)	4

	Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period from September 9, 2003 (date of inception) through March 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

Part II - Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	48

Item 3.	Defaults upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		49

Our registered trademarks include Zymafos and Zinapar. Our trademarks include Zybulin. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$128,008	$104,713
Collaboration receivable	-	79
Prepaid expenses and other current assets	10,803	1,313
Total current assets	138,811	106,105

Property and equipment, net	1,177	1,141

Deposits	91	91
Other non-current assets	794	771
Total assets	$140,873	$108,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,984	$1,727
Accrued expenses	11,534	10,821
Deferred revenue - current portion	800	800
Deferred rent - current portion	12	15
Total current liabilities	14,330	13,363

Deferred revenue	3,333	3,533
Deferred rent	316	180
Warrant liabilities	25,194	19,425
Total liabilities	43,173	36,501

Commitments and contingencies (note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 79,532,882 and 69,206,044 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	80	69
Additional paid-in capital - common stock	302,603	246,519
Additional paid-in capital - warrants issued	7,079	12,611
Deficit accumulated during the development stage	(212,062)	(187,592)
Total stockholders' equity	97,700	71,607
Total liabilities and stockholders' equity	$140,873	$108,108

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

			Period from
			September 9, 2003
	For the Three Months Ended		(date of inception)
	March 31,		through
	2012	2011	March 31, 2012

Collaboration revenue	$200	$67	$867

Operating expenses:
Research and development	13,985	24,641	142,884
General and administrative	4,848	3,352	73,643
Total operating expenses	18,833	27,993	216,527

Loss from operations	(18,633)	(27,926)	(215,660)

Other income (expense), net	(26)	(2)	4,688
Change in fair value of warrants	(5,811)	(11,080)	(1,090)
Net loss	$(24,470)	$(39,008)	$(212,062)

Net loss per share - basic and diluted	$(0.32)	$(0.65)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	75,620,130	60,412,689

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(unaudited)

(in thousands, except share and per share data)

					Additional		Deficit
					Paid-in	Additional	Accumulated
	Preferred Stock		Common Stock		Capital	Paid-in	During the	Total
					Common	Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2011	-	$-	69,206,044	$69	$246,519	$12,611	$(187,592)	$71,607

Stock-based compensation	-	-	-	-	1,212	-	-	1,212
Exercise of warrants to purchase common stock	-	-	76,515	-	281	(99)	-	182
Issuance of restricted common stock	-	-	145,302	-	-	-	-	-
Forfeiture of unvested restricted common stock	-	-	(9,380)	-	-	-	-	-
Expired warrants	-	-	-	-	5,433	(5,433)	-	-
Issuance of common stock in a securities offering, net of commission and expenses of $3,426	-	-	10,114,401	11	49,158	-	-	49,169
Net loss	-	-	-	-	-	-	(24,470)	(24,470)
Balance at March 31, 2012	-	$-	79,532,882	$80	$302,603	$7,079	$(212,062)	$97,700

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Period from
			September 9, 2003
	For the Three Months		(date of inception)
	Ended March 31,		through
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(24,470)	$(39,008)	$(212,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	37	2,034
Stock-based compensation	1,212	702	16,513
Change in fair value of warrants	5,811	11,080	1,090
Loss on disposal of fixed assets	-	-	9
Common stock issued in exchange for in-process research and development	-	17,457	17,457
Change in operating assets and liabilities:
(Increase) decrease in:
Collaboration receivable	79	(5,000)	-
Prepaid expenses and other current assets	(9,490)	(510)	(10,803)
Other noncurrent assets	(23)	7	(794)
Deposits	-	(4)	(91)
Increase (decrease) in:
Accounts payable	257	822	1,984
Accrued expenses	713	1,324	11,534
Deferred revenue	(200)	4,933	4,133
Deferred rent	133	(7)	328
Net cash used in operating activities	(25,860)	(8,167)	(168,668)
Cash flows from investing activities:
Purchases of property and equipment	(154)	(227)	(3,221)
Proceeds from sale of property and equipment	-	-	1
Net cash used in investing activities	(154)	(227)	(3,220)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	-	724	1,343
Payments to employees for repurchase of common stock	-	(78)	(2,321)
Proceeds from exercise of warrants	140	186	12,889
Proceeds from issuance of common stock and warrants, net	49,169	71,207	270,725
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	49,309	72,039	299,896
Net increase (decrease) in cash and cash equivalents	23,295	63,645	128,008
Cash and cash equivalents, beginning of period	104,713	60,392	-
Cash and cash equivalents, end of period	$128,008	$124,037	$128,008

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-	$-	$47,276

Preferred stock conversion to common stock	$-	$-	$16,760

Exercise of equity-classified warrants to common shares	$99	$132	$9,423

Exercise of liability-classified warrants to common shares	$42	$209	$394

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

The Company’s operations to date have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at March 31, 2012. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2012, the Company’s accumulated deficit was approximately $212.1 million. The Company currently believes that it has sufficient capital to fund development and commercialization activities into the second half of 2013. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures required by generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations.

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Form 10-K for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the Statements of Operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business - (continued)

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

Subsequent to March 31, 2012, the Company signed a lease agreement for additional space in the Boston office. In accordance with this lease, the Company will incur an additional obligation of approximately $493 thousand through August 2016. The Company also signed a lease agreement for additional space in the New York office. In accordance with this lease, the Company will incur an additional obligation of approximately $383 thousand through October 2018. The Company also signed a clinical research organization agreement with Pharmaceutical Research Associates, Inc. to conduct a Phase 3 trial in small cell lung cancer. The agreement includes future milestone payments of $18.1 million, the timing of which are dependent upon factors that are beyond the Company’s control, including the ability to recruit patients, the outcome of future clinical trials and any requirements imposed on clinical trials by regulatory agencies.

2. Summary of Significant Accounting Policies

Our significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

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

As consideration for the license, the Company received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for fair value measurements of its financial assets and liabilities and non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$127,685	$127,685	$-	$-

Warrant liability	$25,194	$-	$25,194	$-

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$103,736	$103,736	$-	$-

Warrant liability	$19,425	$-	$19,425	$-

The cash equivalents represent deposits in a short term U.S. treasury money market mutual fund quoted in an active market and classified as a Level I asset. The Company’s Level II financial liabilities consist of long-term investor and placement agent warrants issued in connection with the May 2005 private placement and the December 2009 public offering. The warrants were valued using a Binomial/Monte Carlo valuation models. See Note 8 for additional disclosures on the valuation methodology and significant assumptions.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at March 31, 2012 and 2011 consist of the following:

	For the Three Months
	Ended March 31,
	2012	2011
Stock options	5,179,253	4,653,136
Unvested restricted common stock	1,061,828	248,752
Warrants	11,657,741	15,725,379
	17,898,822	20,627,267

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon Corporation (see Note 7 for additional disclosure relating to the Channel Agreement). During the three months ended March 31, 2012, the Company paid Intrexon approximately $10.4 million, of which $1.1 million was for services already incurred and the remaining $9.3 million expected to be incurred within a year. This amount has been included as part of prepaid expenses and other current assets on the accompanying balance sheet as of March 31, 2012. The Company does not owe any amounts to Intrexon that have not already been accrued for as of March 31, 2012.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering (see Note 9).

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

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock. In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application (“IND”) for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase 1 clinical trials in 2007. The Company recorded $120 thousand of stock based compensation expense related to the vesting in 2007. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”). In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase 1 clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the Registrant-sponsored Phase 2 clinical trial for darinaparsin. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single-digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. In addition, the Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights. The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the three months ended March 31, 2012.

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

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006. Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single-digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. There were no payments made during 2009. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. In December 2010, the Company expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase 3 milestones. These options were subsequently exercised in 2011. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement were reached or expensed for the three months ended March 31, 2012.

Option Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2011, 2010, 2009 and 2008. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the three months ended March 31, 2012.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies – (continued)

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. In addition to the upfront costs, the Asset Purchase Agreement includes additional diligence and milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales of products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The Company expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. The License Agreement requires payment of a $15 thousand annual patent and license prosecution/maintenance fee through the expiration of the last of the licensed patents which is expected to expire in 2025, and single-digit royalties on net sales of licensed products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The term of the license agreement extends until the expiration of the last to expire of the patents covering the licensed products, subject to earlier termination in the event of defaults by the parties under the license agreement.

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the three months ended March 31, 2012.

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one-year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The Company expensed $240 thousand during the years ended December 31, 2009, 2010 and 2011 for consulting services per the aforementioned agreement. The company expensed $60 thousand during the three months ended March 31, 2012 for consulting services per the aforementioned agreement. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the three months ended March 31, 2012.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, we entered into a License and Collaboration Agreement with Solasia Pharma K.K., (“Solasia”).

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies – (continued)

As consideration for the license, we received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. We will also be entitled to receive double-digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

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

CRO Services Agreement with PPD Development, L.P.

The Company and PPD Development, L.P. ("PPD") are parties to a master clinical research organization services agreement dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization ("CRO") services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $18.3 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia, along with enrollment based milestones, were met and the Company recorded an aggregate $4.0 million expense. During the three months ended March 31, 2012, an enrollment related milestone was met and the Company recorded an expense of $898 thousand.

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments. The number of warrants outstanding at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011

Liability-classified warrants	8,393,193	8,424,905
Equity-classified warrants	3,264,548	4,692,359

Total warrants	11,657,741	13,117,264

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

Also, in connection with its December 2009 public securities offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the underwriters for the offering) (the “2009 Warrants”). The 2009 Warrants issued to investors were exercisable immediately and the warrants issued to underwriters became exercisable six months after the date of issuance. The 2009 Warrants have an exercise price of $4.02 per share and have a five-year term. The fair value of the 2009 Warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of five years and no dividends.

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

The change in the fair value of the warrant liability resulted in losses of $5.8 million and $11.1 million for the three months ended March 31, 2012 and 2011, respectively. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

In December 2011, the Company changed from using a Black-Scholes pricing model to estimate the value of the liability-classified warrants to a Binomial/Monte Carlo pricing model. The following assumptions were used in the Binomial valuation model at March 31, 2012 and the Black-Scholes valuation model at March 31, 2011:

	March 31, 2012	March 31, 2011

Risk-free interest rate	0.07 - 0.42%	0.38 - 1.61%
Expected life in years	0.17 - 2.69	1.17 - 3.68
Expected volatility	60 - 80%	63 - 98%
Expected dividend yield	0	0
Steps per year	12	N/A

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

During the first three months of 2012, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
(in thousands, except share data)	Warrants	Warrants	Issued	to Equity	Received

Cash exercises	68,494	-	68,494	$-	$140
Cashless exercises	-	31,712	8,021	42	-
	68,494	31,712	76,515	$42	$140

During the first three months of 2011, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
(in thousands, except share data)	Warrants	Warrants	Issued	to Equity	Received

Cash exercises	67,598	-	67,598	$-	$186
Cashless exercises	-	119,165	38,762	209	-
	67,598	119,165	106,360	$209	$186

During the three months ended March 31, 2012, 1,359,317 warrants issued on February 23, 2007, exercisable at $5.75, expired unexercised on February 23, 2012.

9. Common Stock

On January 20, 2012, the Company entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 9,650,000 shares of our common stock. The price to the public in the offering was $5.20 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $4.888 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,447,500 shares of common stock at a purchase price of $4.888 per share.  The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder.  The underwriters purchased the 9,650,000 shares on January 25, 2012 and purchased an additional 464,401 shares on January 31, 2012 pursuant to the partial exercise of their option to purchase additional shares, resulting in our issuing a total of 10,114,401 shares. The net proceeds from the offering were approximately $49.2 million after deducting underwriting discounts and offering expenses payable by the Company.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months
	ended March 31,
(in thousands)	2012	2011

Research and development	$516	$110
General and administrative	696	592
Stock-based employee compensation expense	$1,212	$702

The Company granted 63,500 and 547,900 stock options during the three months ended March 31, 2012 and 2011 that had a weighted-average grant date fair value of $3.31 and $3.99 per share, respectively.

At March 31, 2012, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.5 million. The cost is expected to be recognized over a weighted-average period of 1.61 years.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

For the three months ended March 31, 2012 and 2011, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2012	2011

Risk-free interest rate	1.11 - 1.13%	2.21 - 2.61%
Expected life in years	6	5.77
Expected volatility	83.48 - 83.53%	86.57 - 87.29%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2012 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	5,138,486	$4.08

Granted	63,500	4.71
Exercised	-	-
Cancelled	(22,733)	5.01

Outstanding, March 31, 2012	5,179,253	$4.09	6.99	$7,665

Vested and unvested expected to vest at March 31, 2012	5,139,034	$4.09	6.99	$7,605

Options exercisable, March 31, 2012	3,016,821	$3.28	5.40	$6,583

Options exercisable, December 31, 2011	2,911,186	$3.21	5.52	$4,232

Options available for future grant	15,756

A summary of the status of unvested restricted stock for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2011	950,906	$4.34
Granted	145,302	4.51
Vested	(25,000)	5.21
Cancelled	(9,380)	4.41

Non-vested, March 31, 2012	1,061,828	$4.13

At March 31, 2012, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $4.1 million. The cost is expected to be recognized over a weighted-average period of 1.85 years.

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs. Our focus has been on the licensing and development of proprietary small molecule drug candidates that are related to cancer therapeutics already on the market or in development and that can be administered by intravenous, or IV, and/or oral dosing. Our clinical programs for our small molecule candidates include palifosfamide (ZIO-201), indibulin (ZIO-301) and darinaparsin (ZIO-101). We are now pursuing the development of novel DNA-based biotherapeutics in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation, or Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio and utilizing our capabilities to translate science to the patient setting. More detailed descriptions of palifosfamide, indibulin, darinaparsin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth below. More detailed descriptions of these product candidates and our clinical development plans for each are also set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in other reports that we file from time to time with the Securities and Exchange Commission.

Product Candidates

Palifosfamide, ZIO-201

General. Palifosfamide is a novel DNA-targeted cancer treatment that, as shown in preclinical study, bypasses drug resistance mediated by ALDH (aldehyde dehydrogenase), an enzyme associated with cancer stem cells. Also in preclinical cancer models, palifosfamide was shown to be orally active and synergistic results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Further preclinical studies have shown that, in animal and laboratory models, palifosfamide evidences activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than other in-class agents, in part because it does not appear to produce certain toxic metabolites, such as acrolein and chloroacetaldehyde associated with the use of ifosfamide. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Because of its distinct pharmaceutical composition, activity and tolerability profile, we believe palifosfamide may be a new, more effective and safer agent to treat cancer.

Lead Indications for palifosfamide: Soft Tissue Sarcoma. Sarcomas are cancers of the bone, cartilage, fat, muscle, blood vessels, or other connective or supportive tissue. There are more than 50 histological or tissue types of soft tissue sarcomas, or STS, but with considerable homogeneity when the disease is metastatic. The prognosis for patients with soft tissue sarcoma depends on several factors, including the patient’s age, size of the primary tumor, histological grade, and stage of the tumor. Factors associated with a poorer prognosis include being older than 60 years of age, having tumors larger than five centimeters, and having tumors of high-grade histology. While small, low-grade tumors are usually curable by surgery alone, the higher-grade or larger sarcomas are associated with higher local treatment failure rates and increased metastatic potential.

Intravenous palifosfamide may be a useful agent that, either alone or in combination with other agents and doxorubicin, in particular, may deliver enhanced therapeutic activity with fewer side effects of the type that have been associated with ifosfamide. In the United States, ifosfamide is often included in combination regimens for the treatment of sarcomas, testicular cancers, head and neck cancer, certain types of non-Hodgkin’s lymphomas, and other solid tumors including small-cell lung cancer, or SCLC, although it is not formally approved by FDA for the treatment of soft tissue sarcoma. Doxorubicin, approved decades ago, is the only FDA-approved treatment for sarcoma. We believe that palifosfamide in combination with doxorubicin may be more effective than doxorubicin alone or in combination with ifosfamide and with a far improved safety profile and impact on Quality of Life (QoL) over the combination of ifosfamide use with doxorubicin.

Small-Cell Lung Cancer. SCLC is almost exclusively associated with smoking. Similar to sarcoma, standard of care for SCLC, which is etoposide and platinum therapy, has changed little in decades. Published studies of ifosfamide in combination with standard of care have evidenced enhanced efficacy but also with enhanced side effects, providing for an unfavorable benefit to risk association. We believe that combining palifosfamide with standard of care could offer enhanced efficacy with an appropriate balance of benefit to toxicity.

Other Indications. Palifosfamide may be useful to treat many other solid tumors, such as breast cancer, and for the treatment of pediatric cancer and hematological malignancies. With an investigational new drug application, or IND, for the oral form of palifosfamide now approved by FDA and clinical study under evaluation, oral palifosfamide could also offer not only a significant advancement to current therapies but also greater patient access and convenience.

Lead Indications for palifosfamide: STS and SCLC, Significant Unmet Medical Need. Both front-line metastatic soft tissue sarcoma and SCLC represent significant unmet medical needs with standard of care considerably dated. We believe approximately 100,000 patients worldwide are initially diagnosed with STS every year. For patients diagnosed with STS, primary care is surgery, sometimes with radiation therapy. Many patients enter a period of remission that is unpredictable and can even represent a “cure.” Metastatic STS arises when the disease has re-occurred and surgery is no longer an option. Chemotherapy is the standard of care for front-line metastatic STS and doxorubicin is the only front-line therapy approved in the United States for its treatment. We believe the annual projection in the United States for front-line metastatic STS treatment is approximately 9,000 patients. While data sources for Europe are limited, we estimate, based on epidemiology, an annual projection in Europe for front-line metastatic STS treatment of approximately 14,000 patients, for a combined U.S. and European estimate of 23,000 patients annually. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of STS. For SCLC, the estimated U.S. annual incidence is 30 – 35,000 patients and 200,000 patients worldwide. Approximately 80 – 90% of patients have extensive disease, the population for the planned pivotal trial. Platinum and etoposide are standard of care in the front-line setting. A formal retrospective mortality study also suggests that the SCLC population in China is substantial and projected from the study to be greater than 150,000 patients and growing.

Clinical Development Plan for Palifosfamide. Following Phase 1 study with IV administration, we completed Phase 2 testing of palifosfamide as a single agent to treat advanced sarcoma. In both Phase 1 and Phase 2 testing, palifosfamide has been administered without the “uroprotectant” mesna, as is required with ifosfamide, and the toxicities associated with other ifosfamide metabolites, acrolein and chloroacetaldehyde, have not been observed. We reported clinical activity of palifosfamide when used alone in the Phase 2 study addressing advanced sarcoma. Following review of preclinical combination studies, we initiated a Phase 1 dose escalation study of palifosfamide in combination with doxorubicin, primarily in patients with soft tissue sarcoma. We reported favorable results and safety profile from this study at the 2009 annual meeting of the American Society of Clinical Oncology, or ASCO. In light of reported favorable Phase 2 single agent clinical activity data and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial in the second half of 2008, which we refer to as PICASSO, to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable STS. The study generated positive top-line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by our Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” As presented at ASCO in February 2012, the Phase 2 PICASSO trial randomized a total of 67 patients with 66 treated and 62 eligible for evaluation. The study was designed to show a difference in PFS between doxorubicin in combination with palifosfamide versus doxorubicin alone. An analysis of the evaluable data reported a hazard ratio of 0.43 (p=0.019). Safety data were similar between the two groups in the study. The most common grade 3-4 events were neutropenia and elevated creatinine, both observed with similar frequency between treatment groups. Subsequently in February 2012, we announced the preliminary overall survival data from the PICASSO trial; the hazard ratio for overall survival was 0.78 favoring the palifosfamide group (with a 2-year survival rate of 40% compared to 30%).

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

A Phase 1 trial has completed accrual with palifosfamide in combination with etoposide and carboplatin and data to date have determined appropriate dosing for initiating a potentially pivotal, adaptive Phase 3 trial in front-line, extensive SCLC expected to initiate in the second half of 2012. An oral capsule form of palifosfamide has been the subject of preclinical studies necessary for an Investigational New Drug, or IND, application to support commencing Phase 1 study, presently under evaluation.

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

Clinical Development Plan for DNA-based therapeutics. ZIN-CTI-001 is in a Phase 1b trial in the United States and employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. ZIN-CTI-001, through the RheoSwitch Therapeutic System®, (or RTS®), controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication deficient adenoviral vector carrying the IL-12 gene under the control of the RTS®, and in Phase 1 study, injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS® is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

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

A Phase 1a clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side effects being dysgeusia (impairment of taste) and throat irritation. A subsequent Phase 1b trial, which is ongoing in patients with advanced melanoma, has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles. Initial positive clinical results from the Phase 1b trial were presented at the June 2011 ASCO annual meeting. The trial enrolled ten patients (median age 61) with unresectable stage III or IV melanoma. Among eight evaluable patients, partial or complete regression of injected and some uninjected lesions was observed by computed axial tomography, or CT, scans in three patients, with one patient having a RECIST PR of >11 months and three patients demonstrating stable disease by RECIST, for an overall disease control rate of 50%. Treatment was generally well tolerated, and maximum tolerated dose has not yet been reached. Adverse events were mild to moderate, with one to two patients each experiencing nausea, vomiting, anorexia, arthralgia, fever or chills. One severe adverse event was reported 18 hours after treatment onset with 60 mg AL + ZIN-CTI-001, and included diarrhea, followed by hypotension and reversible acute renal failure, which completely resolved.

Clinical study of ZIN-ATI-001, essentially ZIN-CTI-001 without dendritic cells, has also initiated in Phase 1 study in advanced melanoma. The Phase 1 study will evaluate safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with melanoma.

We intend to evaluate both ZIN-CTI-001 and ZIN-ATI-001 with the expectation to advance ZIN-ATI-001 into Phase 2 trials wher there is significant unmet medical need.

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

Indibulin, ZIO-301

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

Preclinical studies with indibulin demonstrate significant and broad antitumor activity, including activity against taxane-refractory cell lines. The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and human tumor xenograft models. In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung, and leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors. No neurotoxicity has been observed at therapeutic doses in rodents and in the Phase 1 trials. Indibulin has also demonstrated synergy with approved anti-cancer agents in preclinical studies. The availability of an oral formulation with the expected convenience of once daily dosing we believe is a significant commercial opportunity .

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

Testing of indibulin for in vitro growth inhibitory activity against a panel of human and rodent tumor-derived cell lines revealed that the drug candidate is active in a broad spectrum of cell lines derived from different organs. In vivo, indibulin is active in a number of xenograft and rodent tumor models. Its unique pharmacodynamic properties demonstrated in preclinical studies, as well as an excellent safety profile observed to date in ongoing Phase 1 studies, warranted further evaluation in the clinic.

Clinical Development Plan for Indibulin. Phase 1 study as a single agent in patients with advanced solid tumors has been completed. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging preclinical results obtained with indibulin in combination with other chemotherapies, two Phase 1 combination studies were initiated with TarcevaTM and XelodaTM, respectively. The favorable activity and safety profile of oral indibulin with oral XelodaTM was reported at ASCO’s annual meeting in May 2009. In all studies, a maximum tolerated dose, or MTD, has not been established. Preclinical work with our consultant established a dosing schedule to maximize activity while managing toxicity and that regimen, five days on drug and nine days off, is now in Phase 1 study in late stage metastatic breast cancer. In light of not establishing an MTD and the need to administer many capsules several times a day, we have recently modified the dosage form to achieve once a day dosing which continues in the Phase 1 trial with the 5 and 9 schedule.

Darinaparsin, ZIO-101

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

Potential Lead Indication: Lymphoma. Three Phase 2 IV studies of darinaparsin evaluating hematological malignancies, myeloma and liver cancer, have been completed and data from these trials has been reported, the most promising being in lymphomas and particularly in peripheral T-cell lymphoma.

Clinical Development Plan for darinaparsin: Phase 1 testing of the IV form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into a licensing agreement with Solasia for the Asia/Pacific territory with the present IV darinaparsin clinical priority a focus on advancing PTCL study in that region. Further clinical studies are currently ongoing with Solasia.

Development Plans

We are currently pursuing several clinical programs for our small molecule and synthetic biology candidates, which include:

•	palifosfamide (ZIO-201) — completing our Phase 3 pivotal trial in front-line metastatic soft tissue sarcoma, entitled PICASSO 3, and entering into a Phase 3 trial in SCLC in the second half of 2012.

•	ZIN-CTI-001 — completing a Phase 1b trial in patients with advanced melanoma that is on going in the United States.

•	ZIN-ATI-001 — completing a Phase 1 trial in patients with late-stage melanoma and advancing to Phase 2 trials.

•	indibulin (ZIO-301) — entering the Phase 2 portion of the Phase 1/2 trial having established the MTD in Phase 1.

•	darinaparsin (ZIO-101) — completing an ongoing Phase 1 study and determining future study with the oral capsule form and working with Solasia with IV administration in PTCL in the licensed territory.

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

Our current plans involve using our principal internal financial resources to develop palifosfamide and to extend the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates. Based on these plans, we expect to incur the following expenses during the next 12 months: approximately $96.5 million on research and development expenses and approximately $21.8 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “—Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenue. Revenue during the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
($ in thousands)	2012	2011	Change

Collaboration revenue	$200	$67	$133	199%

Revenue for the three months ended March 31, 2012 increased by $133 thousand from the three months ended March 31, 2011. The increase is due to our entry into the collaboration agreement on March 7, 2011, resulting in a partial period under the agreement during the first three months of 2011. We are recognizing the research and development funding revenue over the estimated period of performance (75 months).

Research and development expenses. Research and development expenses during the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
($ in thousands)	2012	2011	Change

Research and development	$13,985	$24,641	$(10,656)	-43%

Research and development expenses for the three months ended March 31, 2012 decreased by $10.7 million from the three months ended March 31, 2011. The decrease was primarily due to a one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, including our associated license of Intrexon technology, which occurred in the first three months of 2011.

Exclusive of the one-time non-cash expense related to our channel partnership arrangement with Intrexon, research and development expenses for the three months ended March 31, 2012 increased $6.8 million from the three months ended March 31, 2011. The increase was primarily due to increased clinical costs of $1.7 million related to the Phase 3 palifosfamide study in STS, clinical costs of $385 thousand related to DNA-based therapeutics projects, $1.1 million related to the Phase 3 palifosfamide study in SCLC, other clinical costs of $799 thousand, preclinical costs of $735 thousand, salary and employee-related costs of $1.7 million resulting from additional headcount, increased manufacturing activity of $222 thousand to replenish drug supplies and other costs of $159 thousand.

We expect our research and development expenses to increase, as compared to prior periods, as we continue our Phase 3 palifosfamide trials and other studies for palifosfamide, DNA therapeutics, indibulin and darinaparsin.

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical animal studies, costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

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

In 2012, our clinical projects have consisted primarily of a Phase 3 project for our lead product candidate palifosfamide. The expenses for this trial incurred by us to third parties were $4.7 million for the three months ended March 31, 2012 and $25.0 million from the project inception in July 2010 through March 31, 2012.

Our future research and development expenses in support of our current and future programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous preclinical studies for safety, toxicology and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products or indications. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product. It is not unusual for preclinical and clinical development of each of these types of products to require the expenditure of substantial resources.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
($ in thousands)	2012	2011	Change

General and administrative	$4,848	$3,352	$1,496	45%

General and administrative expenses for the three months ended March 31, 2012 increased by $1.5 million from the three months ended March 31, 2011. The increase was primarily due to increased non-employee contracted costs of $807 thousand and salary and employee-related costs of $771 thousand, partially offset by cost reductions of $(78) thousand. The increased general and administrative activity was related to additional headcount and increased support for clinical studies.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other income (expense). Other income (expense) for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
($ in thousands)	2012	2011	Change

Other income (expense), net	$(26)	$(2)	$(24)	1200%
Change in fair value of warrants	(5,811)	(11,080)	5,269	48%

Total	$(5,837)	$(11,082)	$5,245

The decrease in total other income (expense) from the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due primarily to decreased non-cash expense recorded from the change in the fair value of liability-classified warrants. The change directly correlates with the increase in our stock price during the three months ended March 31, 2012 compared to our stock price during the three months ended March 31, 2011. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $128.0 million in cash and cash equivalents, compared to $104.7 million in cash and cash equivalents as of December 31, 2011. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design of our PICASSO 3 pivotal trial and our adaptive Phase 3 trial in front-line SCLC for IV palifosfamide and our current timing expectations for enrollment in the studies, which may change based on the progression of enrollment. We also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added, and will continue to add, headcount to support our exclusive channel partnership endeavors, which will add to our general and administrative expenses going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
($ in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(25,860)	$(8,167)
Investing activities	(154)	(227)
Financing activities	49,309	72,039

Net increase in cash and cash equivalents	$23,295	$63,645

Net cash used in operating activities was $25.9 million for the three months ended March 31, 2012 compared to $8.2 million for the three months ended March 31, 2011. The $17.7 million increase was due to an increase in prepaid expenses and other current assets attributable to a related party prepayment (see Note 6), as well as an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.

Net cash used in investing activities was $154 thousand for the three months ended March 31, 2012 compared to $227 thousand for the three months ended March 31, 2011. The decrease was due to decreased purchases of leasehold improvements, furniture and fixtures, and computer equipment.

Net cash provided by financing activities was $49.3 million for the three months ended March 31, 2012 compared to $72.0 million for the three months ended March 31, 2011. The change is attributable to a $49.2 million financing that occurred during the first three months of 2012 versus a $71.2 million financing that occurred during the first three months of 2011.

Operating capital and capital expenditure requirements

The Company anticipates that losses will continue for the foreseeable future. At March 31, 2012, the Company’s accumulated deficit was approximately $212.1 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Internal costs associated with the development of palifosfamide and indibulin and our ability to secure further financing for darinaparsin development from a partner;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments; and

•	Other matters identified under Part II – Item 1A. “Risk Factors” below.

Working capital as of March 31, 2012 was $124.5 million, consisting of $138.8 million in current assets and $14.3 million in current liabilities. Working capital as of December 31, 2011 was $92.7 million, consisting of $106.1 million in current assets and $13.4 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating leases	$5,445	$996	$2,028	$1,720	$701
Royalty and license fees	1,650	275	550	550	275
Contract milestone payments	10,144	7,451	2,693	-	-
Total	$17,239	$8,722	$5,271	$2,270	$976

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts and office space in Germantown, Maryland. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreement with PPD Development, L.P. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of March 31, 2012.

Subsequent to March 31, 2012, we signed a lease agreement for additional space in the Boston office. In accordance with this lease, we will incur an additional obligation of approximately $493 thousand through August 2016. We also signed a lease agreement for additional space in the New York office. In accordance with this lease, we will incur an additional obligation of approximately $383 thousand through October 2018. We also signed a clinical research organization agreement with Pharmaceutical Research Associates, Inc. to conduct a Phase 3 trial in small cell lung cancer. The agreement includes future milestone payments of $18.1 million, the timing of which are dependent upon factors that are beyond our control, including the ability to recruit patients, the outcome of future clinical trials and any requirements imposed on clinical trials by regulatory agencies. The contracts signed subsequent to the balance sheet date are not included in the above table.

Off-balance sheet arrangements

During the three months ended March 31, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2012.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

*We will require additional financial resources in order to continue on going development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2012, we had a net loss of $24.5 million, and, as of March 31, 2012, we have incurred approximately $212.1 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

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

*We need to raise additional capital to fund our operations.  The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2012, we had incurred approximately $212.1 million of cumulative net losses and had approximately $128.0 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including expansion of the scope, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial and our adaptive Phase 3 trial in front-line SCLC for IV palifosfamide and our current timing expectations for enrollment of the studies, which may change based on the progression of enrollment. We have also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011 and the actual costs associated therewith may be significantly in excess of forecasted amounts.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 in a small number of sites in the United States as we pursued site review board clearance for trial conduct in the anticipated 150 or more sites expected worldwide. Site opening is a complex and time-consuming process, often requiring six months to complete outside of the United States. PICASSO 3 has a targeted enrollment of 424 patients. We experienced slower than anticipated enrollment in the trial at start-up due in part to the timing of site openings and regulatory approvals. While enrollment is complicated by a number of factors outside of our control, we currently expect that full enrollment will occur in the second quarter of 2012. The outcome in progression-free survival, the study’s primary endpoint for accelerated approval, is anticipated late in the second half of 2012 should the trial complete enrollment as expected. However, we cannot assure that we will be able to enroll the sufficient number of patients in the PICASSO 3 trial to meet our expectation for full enrollment or that our projections for progression will occur. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. If we cannot meet our forecasted enrollment, or the trial is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also “Risk Factors— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

Our exclusive channel partnership with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The in vivo effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with ZIN-CTI-001 currently in a Phase 1b study and ZIN-ATI-001 currently in a Phase 1 study, both in melanoma. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our exclusive channel partnership with Intrexon.

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

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or biologic license application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity, and novelty of the product candidate, and will require substantial resources for research, development, and testing. We cannot predict whether our research, development, and clinical approaches will result in drugs that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

We have generated significant net operating loss carryforwards, or NOLs, as a result of our incurrence of losses since inception. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation's common stock or are otherwise treated as 5% stockholders under Section 382 and the U.S. Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation's stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation's stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

Dated: May 3, 2012

/s/ Richard E. Bagley
Richard E. Bagley President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 3, 2012

EXHIBIT INDEX

10.1*	Amendment to Exclusive Channel Partner Agreement dated September 13, 2011 by and between the Company and Intrexon Corporation
10.2	Amendment No. 1 to Employment Agreement, dated July 8, 2011, by and between the Company and Hagop Youssoufian, M.D., M.Sc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2012)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

