Form 10-Q
period 2012-06-30
ZIOPHARM ONCOLOGY INC
filed 2012-08-02
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 29, 2012, was 79,567,946 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, tax positions and contingencies, research and development costs and other expenses, and amortization of intangible assets;

•	our expectations regarding the application of certain accounting pronouncements and their effect on our disclosures;

•	the protection afforded by our patent rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	additional planned regulatory filings for and commercialization of Palifosfamide;

•	contract manufacturing activity;

These forward-looking statements involve risks and uncertainties, including those that are described in the “Risk Factors” section of this report and elsewhere within this report that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

NOTE REGARDING COMPANY REFERENCES

Throughout this report, “ZIOPHARM,” the “Company,” “we,” “us” and “our” refer to ZIOPHARM Oncology, Inc .

NOTE REGARDING TRADEMARKS

Our registered trademarks include Zymafos and Zinapar. Our trademarks include Zybulin. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	4

	Statements of Operations for the three and six months ended June 30, 2012 and 2011 and the period from September 9, 2003 (date of inception) through June 30, 2012 (unaudited)	5

	Statement of Stockholders’ Equity for the six months ended June 30, 2012 (unaudited)	6

	Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the period from September 9, 2003 (date of inception) through June 30, 2012 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

SIGNATURES		50

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$110,391	$104,713
Collaboration receivable	-	79
Prepaid expenses and other current assets	9,051	1,313
Total current assets	119,442	106,105

Property and equipment, net	1,982	1,141

Deposits	132	91
Other non-current assets	824	771
Total assets	$122,380	$108,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,470	$1,727
Accrued expenses	15,502	10,821
Deferred revenue - current portion	800	800
Deferred rent - current portion	4	15
Total current liabilities	17,776	13,363

Deferred revenue	3,133	3,533
Deferred rent	363	180
Warrant liabilities	25,472	19,425
Total liabilities	46,744	36,501

Commitments and contingencies (note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 79,625,290 and 69,206,044 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	80	69
Additional paid-in capital - common stock	304,219	246,519
Additional paid-in capital - warrants issued	7,012	12,611
Deficit accumulated during the development stage	(235,675)	(187,592)
Total stockholders' equity	75,636	71,607
Total liabilities and stockholders' equity	$122,380	$108,108

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

					Period from
					September 9, 2003
					(date of inception)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		through
	2012	2011	2012	2011	June 30, 2012

Research contract revenue	$200	$200	$400	$267	$1,067

Operating expenses:
Research and development, including costs of research contracts	18,264	9,125	32,249	33,766	161,148
General and administrative	4,902	3,923	9,750	7,275	78,545
Total operating expenses	23,166	13,048	41,999	41,041	239,693

Loss from operations	(22,966)	(12,848)	(41,599)	(40,774)	(238,626)

Other income, net	3	9	(23)	7	4,691
Change in fair value of warrants	(650)	2,115	(6,461)	(8,965)	(1,740)
Net income (loss)	$(23,613)	$(10,724)	$(48,083)	$(49,732)	$(235,675)

Net income (loss) per share - basic	$(0.30)	$(0.16)	$(0.62)	$(0.78)
Net income (loss) per share - diluted	$(0.30)	$(0.16)	$(0.62)	$(0.78)

Weighted average common shares outstanding to compute net income (loss) per share - basic	78,514,718	67,229,098	77,067,424	63,839,723

Weighted average common shares outstanding to compute net income (loss) per share - diluted	78,514,718	67,229,098	77,067,424	63,839,723

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(unaudited)

(in thousands, except share and per share data)

	Stockholders' Equity
					Additional		Deficit
					Paid-in	Additional	Accumulated
	Preferred Stock		Common Stock		Capital	Paid-in	During the	Total
					Common	Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2011	-	$-	69,206,044	$69	$246,519	$12,611	$(187,592)	$71,607

Stock-based compensation	-	-	-	-	2,290	-	-	2,290
Exercise of employee stock options	-	-	8,300	-	30	-	-	30
Exercise of warrants to purchase common stock	-	-	192,603	-	788	(166)	-	622
Issuance of restricted common stock	-	-	170,302	-	-	-	-	-
Forfeiture of unvested restricted common stock	-	-	(66,360)	-	-	-	-	-
Expired warrants	-	-	-	-	5,433	(5,433)	-	-
Issuance of common stock in a securities offering, net of commission and expenses of $3,426	-	-	10,114,401	11	49,159	-	-	49,170
Net loss	-	-	-	-	-	-	(48,083)	(48,083)
Balance at June 30, 2012	-	$-	79,625,290	$80	$304,219	$7,012	$(235,675)	$75,636

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months		(date of inception)
	Ended June 30,		through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(48,083)	$(49,732)	$(235,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	95	2,181
Stock-based compensation	2,290	1,314	17,591
Change in fair value of warrants	6,461	8,965	1,740
Loss on disposal of fixed assets	-	-	9
Common stock issued in exchange for in-process research and development	-	17,457	17,457
Change in operating assets and liabilities:
(Increase) decrease in:
Collaboration receivable	79	-	-
Prepaid expenses and other current assets	(7,738)	(592)	(9,051)
Other noncurrent assets	(53)	(519)	(824)
Deposits	(41)	(4)	(132)
Increase (decrease) in:
Accounts payable	(258)	753	1,469
Accrued expenses	4,681	3,546	15,502
Deferred revenue	(400)	4,733	3,933
Deferred rent	172	(5)	367
Net cash used in operating activities	(42,625)	(13,989)	(185,433)
Cash flows from investing activities:
Purchases of property and equipment	(1,107)	(392)	(4,174)
Proceeds from sale of property and equipment	-	-	1
Net cash used in investing activities	(1,107)	(392)	(4,173)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	30	849	1,373
Payments to employees for repurchase of common stock	-	(78)	(2,321)
Proceeds from exercise of warrants	210	12,293	12,959
Proceeds from issuance of common stock and warrants, net	49,170	71,207	270,726
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	49,410	84,271	299,997
Net increase (decrease) in cash and cash equivalents	5,678	69,890	110,391
Cash and cash equivalents, beginning of period	104,713	60,392	-
Cash and cash equivalents, end of period	$110,391	$130,282	$110,391

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-	$-	$47,276
Preferred stock conversion to common stock	$-	$-	$16,760
Exercise of equity-classified warrants to common shares	$166	$8,992	$9,490
Exercise of liability-classified warrants to common shares	$412	$265	$764

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

The Company’s operations to date have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at June 30, 2012. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2012, the Company’s accumulated deficit was approximately $235.7 million. The Company currently believes that it has sufficient capital to fund development and commercialization activities into the second half of 2013. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business - (continued)

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

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

On July 16, 2012, the Company announced that it has restructured its management team and will also be closing its Germantown, MD office. As a result of this action, the Company expects to record a restructuring charge, consisting primarily of severance and health benefit continuation costs, of approximately $1.1 million in the third quarter of 2012.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

3. Collaborations and Alliances

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K. (“Solasia”).

Pursuant to the License and Collaboration Agreement (the “Agreement”), the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use in a pan-Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for fair value measurements of its financial assets and liabilities and non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$109,455	$109,455	$-	$-

Warrant liability	$25,472	$-	$25,472	$-

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$103,736	$103,736	$-	$-

Warrant liability	$19,425	$-	$19,425	$-

The cash equivalents represent deposits in a short term U.S. treasury money market mutual fund quoted in an active market and classified as a Level I asset. The Company’s Level II financial liabilities consist of long-term investor and placement agent warrants issued in connection with its December 2009 public offering. The warrants were valued using Binomial/Monte Carlo valuation models. See Note 8 for additional disclosures on the valuation methodology and significant assumptions.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential shares of common stock at June 30, 2012 and 2011 consist of the following:

	For the Six Months
	Ended June 30,
	2012	2011
Stock options	5,397,154	4,790,552
Unvested restricted common stock	1,029,848	248,752
Warrants	11,268,678	13,252,346
	17,695,680	18,291,650

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (see Note 7 for additional disclosure relating to the Channel Agreement). During the six months ended June 30, 2012, the Company paid Intrexon approximately $10.7 million, of which $2.5 million was for services already incurred and the remaining $8.2 million expected to be incurred within a year. This amount has been included as part of prepaid expenses and other current assets on the accompanying balance sheet as of June 30, 2012. The Company does not owe any amounts to Intrexon that have not already been accrued for as of June 30, 2012.

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

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock. In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application (“IND”) for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase 1 clinical trials in 2007. The Company recorded $120 thousand of stock based compensation expense related to the vesting in 2007. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application (“NDA”). In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase 1 clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the Company-sponsored Phase 2 clinical trial for darinaparsin. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single-digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. In addition, the Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights. The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study, i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the six months ended June 30, 2012.

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

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts, which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006. Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single-digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. In December 2010, the Company expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase 3 milestones. These options were subsequently exercised in 2011. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2011 or for the six months ended June 30, 2012.

Option Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2008, 2009, 2010 and 2011. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the six months ended June 30, 2012.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies – (continued)

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. In addition to the upfront costs, the Asset Purchase Agreement includes additional diligence and milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales of products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The Company expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. The License Agreement requires payment of a $15 thousand annual patent and license prosecution/maintenance fee through the expiration of the last of the licensed patents, which is expected to expire in 2025, and single-digit royalties on net sales of licensed products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The term of the license agreement extends until the expiration of the last to expire of the patents covering the licensed products, subject to earlier termination in the event of defaults by the parties under the license agreement.

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the six months ended June 30, 2012.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, we entered into the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively the “ZIOPHARM Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent.

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. The agreement expired on May 8, 2012 and is currently being renegotiated through November 8, 2012. The Company expensed $240 thousand during each of the years ended December 31, 2009, 2010 and 2011 and $120 thousand for the six months ended June 30, 2012 for consulting services per the aforementioned agreement. No milestones under the license agreement were reached or expensed during the years ended December 31, 2009, 2010, 2011 or for the six months ended June 30, 2012.

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

CRO Services Agreement with PPD Development, L.P.

The Company and PPD Development, L.P. ("PPD") are parties to a master clinical research organization services agreement dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization ("CRO") services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $18.3 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia, along with enrollment based milestones, were met and the Company recorded an aggregate $4.0 million expense. During the six months ended June 30, 2012, two enrollment related milestones were met and the Company recorded an expense of $2.6 million.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

The Company and Pharmaceutical Research Associates, Inc. (“PRA”) are parties to a master clinical research organization services agreement dated December 13, 2011 under which PRA provides CRO services in support of the Company's clinical trials.  PRA is entitled to cumulative payments of up to $19.7 million under these arrangements, which is payable by the Company in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2011, the Company expensed $0.5 million upon execution of a letter of intent. During the six months ended June 30, 2012, the Company expensed $0.4 million upon execution of extensions of the foregoing letter of intent, $0.7 million upon work order execution and $1.0 million upon initial clinical study enrollment in the United States.

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments. The number of warrants outstanding at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Liability-classified warrants	8,050,709	8,424,905
Equity-classified warrants	3,217,969	4,692,359

Total warrants	11,268,678	13,117,264

 ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

Liability-Classified Warrants

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with a 2005 private placement (the “2005 Warrants”) which were originally valued at $1.6 million. Subject to certain exceptions, the 2005 Warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the 2005 Warrants then in effect, which was initially $4.75 per share. This provision was triggered when the Company sold stock in a 2006 private placement at $4.63 per share. Accordingly, the 2005 Warrants were re-priced at $4.69. The provision was triggered a second time upon completion of a 2009 private placement in which the Company sold stock at $1.825 per share and issued common stock purchase warrants with an exercise price of $2.04, and the 2005 Warrants were re-priced at $4.25. The provision was triggered again when the Company sold stock in a December 2009 public offering at $3.10 per share and the 2005 Warrants were re-priced at $3.93. During the first six months of 2012, 373,617 warrants were exercised and 579 expired on May 31, 2012.

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

In December 2011, the Company changed from using a Black-Scholes pricing model to estimate the value of the liability-classified warrants to a Binomial/Monte Carlo pricing model. The following assumptions were used in the Binomial/Monte Carlo valuation model at June 30, 2012 and the Black-Scholes valuation model at June 30, 2011:

	June 30, 2012	June 30, 2011
Risk-free interest rate	0.37%	0.18 - 1.01%
Expected life in years	2.44	0.92 - 3.43
Expected volatility	70%	45 - 97%
Expected dividend yield	0	0
Steps per year	12	N/A

The change in the fair value of the warrant liability resulted in losses of $0.6 million and $6.4 million for the three and six months ended June 30, 2012, respectively. The change in the fair value of the warrant liability resulted in a gain of $2.1 million for the three months ended June 30, 2011 and a loss of $9.0 million for the six months ended June 30, 2011. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

During the first six months of 2012, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
(in thousands, except share data)	Warrants	Warrants	Issued	to Equity	Received
Cash exercises	102,744	-	102,744	$-	$210
Cashless exercises	12,329	373,617	89,859	412	-
	115,073	373,617	192,603	$412	$210

During the first six months of 2011, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
(in thousands, except share data)	Warrants	Warrants	Issued	to Equity	Received
Cash exercises	2,259,770	-	2,259,770	$-	$12,293
Cashless exercises	39,832	144,905	59,308	265	-
	2,299,602	144,905	2,319,078	$265	$12,293

During the six months ended June 30, 2012, 1,359,317 warrants issued on February 23, 2007, exercisable at $5.75, expired unexercised on February 23, 2012 and 579 warrants issued on May 31, 2005, exercisable at $3.93, expired unexercised on May 31, 2012.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,

(in thousands)	2012	2011	2012	2011
Research and development	$426	$166	$942	$276
General and administrative	652	446	1,348	1,038
Stock-based employee compensation expense	$1,078	$612	$2,290	$1,314

The Company granted 361,900 and 425,400 stock options during the three and six months ended June 30, 2012 that had a weighted-average grant date fair value of $3.51 and $3.48 per share, respectively. The Company granted 516,000 and 1,063,900 stock options during the three and six months ended June 30, 2011 that had a weighted-average grant date fair value of $4.69 and $4.33 per share, respectively.

At June 30, 2012, total unrecognized compensation costs related to unvested stock options outstanding amounted to $10.3 million. The cost is expected to be recognized over a weighted-average period of 1.59 years.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

For the three months ended June 30, 2012 and 2011, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2012	2011
Risk-free interest rate	0.93 - 1.10%	1.83 - 2.61%
Expected life in years	6	5.77 - 6
Expected volatility	83.36 - 83.52%	84.4 - 87.4%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2012 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	5,138,486	$4.08

Granted	425,400	4.96
Exercised	(8,300)	3.61
Cancelled	(158,432)	5.90

Outstanding, June 30, 2012	5,397,154	$4.10	7.19	$10,320

Vested and unvested expected to vest at June 30, 2012	5,340,550	$4.10	7.19	$10,212

Options exercisable, June 30, 2012	3,124,387	$3.40	5.28	$8,137

Options exercisable, December 31, 2011	2,911,186	$3.21	5.52	$4,232

Options available for future grant	3,678,000

A summary of the status of unvested restricted stock for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2011	950,906	$4.34
Granted	170,302	4.51
Vested	(25,000)	5.21
Cancelled	(66,360)	4.41

Non-vested, June 30, 2012	1,029,848	$4.34

At June 30, 2012, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $6.4 million. The cost is expected to be recognized over a weighted-average period of 1.76 years.

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs through the licensing and development of proprietary small molecule drug candidates and novel DNA-based biotherapeutics. Our small molecule drug candidates are related to cancer therapeutics already on the market or in development and that can be administered by intravenous, or IV, and/or oral dosing. Our small molecule clinical programs include palifosfamide (ZIO-201), indibulin (ZIO-301) and darinaparsin (ZIO-101). We are also pursuing the development of novel DNA-based biotherapeutics in the field of cancer, using a synthetic biology platform, pursuant to a partnering arrangement with Intrexon Corporation, or Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio and utilizing our capabilities to translate science to the patient setting. More detailed descriptions of palifosfamide, indibulin, darinaparsin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth below. More detailed descriptions of these product candidates and our clinical development plans for each are also set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in other reports that we file from time to time with the Securities and Exchange Commission.

Product Candidates

Palifosfamide, ZIO-201

General. Palifosfamide is a novel bi-functional DNA alkylating agent which is not metabolized by ALDH, nor a substrate for mutli-drug resistance pathways. Therefore, it is likely to have activity, and be effective, in multiple drug tumors using typical resistance pathways. Also in preclinical cancer models, palifosfamide was shown to be orally active and synergistic results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Further preclinical studies have shown that, in animal and laboratory models, palifosfamide evidences activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than other in-class agents, in part because it does not appear to produce certain toxic metabolites. One such agent that is commonly used, ifosfamide, produces the toxic metabolites acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Because of its distinct pharmaceutical composition, activity and tolerability profile, we believe palifosfamide may be a new, more effective and well tolerated agent to treat cancer.

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

Intravenous palifosfamide may be a useful agent that, either alone or in combination with other agents and doxorubicin, in particular, may deliver enhanced therapeutic activity with fewer side effects of the type that have been associated with agents such as ifosfamide. In the United States, ifosfamide is often included in combination regimens for the treatment of sarcomas, testicular cancers, head and neck cancer, certain types of non-Hodgkin’s lymphomas, and other solid tumors including small-cell lung cancer, or SCLC, although ifosfamide is formally approved by FDA only for the treatment of testicular cancer.  Doxorubicin, approved decades ago, is the only FDA-approved treatment for sarcoma. We believe that palifosfamide in combination with doxorubicin may be more effective than doxorubicin alone or in combination with minimal impact on the safety profile and better Quality of Life (QoL).

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

Other Indications. Palifosfamide may be useful to treat many other solid tumors, such as breast cancer, and for the treatment of pediatric cancer and hematological malignancies. With an investigational new drug application, or IND, for the oral form of palifosfamide now approved by FDA and clinical study under development, oral palifosfamide could also offer not only a significant advancement to current therapies but also greater patient access and convenience.

Lead Indications for palifosfamide: STS and SCLC, Significant Unmet Medical Need. Both first-line metastatic STS and SCLC represent significant unmet medical needs with standard of care considerably dated. We believe approximately 100,000 patients worldwide are initially diagnosed with STS every year. For patients diagnosed with STS, primary care is surgery, sometimes with radiation therapy. Many patients enter a period of remission that is unpredictable and can even represent a “cure.” Metastatic STS arises when the disease is either first diagnosed in the advanced setting or has and spread re-occurred and surgery is no longer an option. Chemotherapy is the standard of care for first-line metastatic STS and doxorubicin is the only first-line therapy approved in the United States for its treatment. We believe the annual projection in the United States for first-line metastatic STS treatment is approximately 9,000 patients. While data sources for Europe are limited, we estimate, based on epidemiology, an annual projection in Europe for first-line metastatic STS treatment of approximately 14,000 patients, for a combined U.S. and European estimate of 23,000 patients annually. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of STS. For SCLC, the estimated U.S. annual incidence is 30,000 – 35,000 patients and 200,000 patients worldwide. Approximately 80% - 90% of patients have extensive disease, the population for the planned pivotal trial. Platinum and etoposide are standard of care in the first-line setting. A formal retrospective mortality study also suggests that the SCLC population in China is substantial and projected from the study to be greater than 150,000 patients and growing.

Clinical Development Plan for Palifosfamide. Following Phase 1 study with IV administration, we completed Phase 2 testing of palifosfamide as a single agent to treat advanced sarcoma. In both Phase 1 and Phase 2 testing, palifosfamide has been administered without the “uroprotectant” mesna, as is required with ifosfamide, and the toxicities associated with other ifosfamide metabolites, acrolein and chloroacetaldehyde, have not been observed. We reported clinical activity of palifosfamide when used alone in the Phase 2 study addressing advanced sarcoma. Following review of preclinical combination studies, we initiated a Phase 1 dose escalation study of palifosfamide in combination with doxorubicin, primarily in patients with STS. We reported favorable results and safety profile from this study at the 2009 annual meeting of the American Society of Clinical Oncology, or ASCO.

In light of reported favorable Phase 2 single agent clinical activity data and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial in the second half of 2008, which we refer to as PICASSO, to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable STS. The study generated positive top-line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by our Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” As presented at ASCO in February 2012, the Phase 2 PICASSO trial randomized a total of 67 patients with 66 treated and 62 eligible for evaluation. The study was designed to show a difference in progression free survival (“PFS”) between doxorubicin in combination with palifosfamide versus doxorubicin alone. An analysis of the evaluable data reported a hazard ratio of 0.43 (p=0.019). Safety data were similar between the two groups in the study. The most common grade 3-4 events were neutropenia and elevated creatinine, both observed with similar frequency between treatment groups. Subsequently in February 2012, we announced the preliminary overall survival data from the PICASSO trial; the hazard ratio for overall survival was 0.78 favoring the palifosfamide group (with a 2-year survival rate of 40% compared to 30%).

In July 2010, we announced the initiation of a worldwide registration trial on a protocol design developed through a FDA End-of-Phase 2 meeting and the Special Protocol Assessment, or SPA, process. Although we did engage in the SPA process, we, with guidance from the FDA, elected to initiate the trial without having obtained SPA agreement from the FDA. The Phase 3 trial is in first-line metastatic STS, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. The study completed enrollment in June 2012 and we now expect data from this trial to be reported in the fourth quarter of 2012.

The study is designed to evaluate the safety and efficacy of palifosfamide administered with doxorubicin compared with doxorubicin administered with placebo, with no cross-over between the arms. Progression-free survival is the primary endpoint for accelerated approval, with overall survival as the primary endpoint for full approval. PICASSO 3 has no interim efficacy analysis, while the trial is monitored by an Independent Data Monitoring Committee, or IDMC, of outside, independent experts for safety and futility. The IDMC has met on four occasions to review all available study data and in all instances has recommended trial continuation. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of STS.

A Phase 1 trial has completed accrual with palifosfamide in combination with etoposide and carboplatin and data to date have determined appropriate dosing for initiating a potentially pivotal, adaptive Phase 3 trial in first-line, extensive SCLC. In June 2012, the Company initiated an international, multi-center, open-label, adaptive, randomized study of palifosfamide in combination with carboplatin and etoposide (PaCE) chemotherapy versus carboplatin and etoposide (CE) alone in chemotherapy naïve patients with extensive-stage small cell lung cancer (MATISSE). The MATISSE study is designed to enroll up to 548 patients. The trial's primary endpoint is overall survival.  Secondary endpoints include progression-free survival, objective response rate and quality of life. MATISSE will be conducted at centers in North America, Europe, Australia and Asia.

The study’s adaptive design includes a prospectively planned opportunity for modification of the study protocol by adjusting one or more specified components of the design in order to maintain adequate power. Evaluation of the study’s powering will be conducted by an IDMC at a single, pre-planned interim analysis, scheduled to occur following 125 events. At the interim analysis, the IDMC will review all efficacy and safety data and decide whether to: 1) halt the study for efficacy or futility, 2) continue the study to its planned enrollment of 548 patients, 3) decrease sample size, or 4) increase event size.

Additionally, an oral capsule form of palifosfamide has been the subject of preclinical studies necessary for an Investigational New Drug, or IND, application to support commencing Phase 1 study, presently under development.

DNA-based biotherapeutics (synthetic biology) ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL)

General. On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon pursuant to which we plan to supplement our small molecule drug development efforts by pursuing the development and commercialization of novel DNA-based biotherapeutics in the field of cancer treatment using Intrexon’s RheoSwitch® and UltraVector® synthetic biology technologies. The channel partnering arrangement contemplates our using Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. ZIN-CTI-001 (or DC-RTS-IL-12) and ZIN-ATI-001 (or Ad-RTS-IL-12) are the two existing clinical-stage products currently in development under this channel partnering arrangement. Under the arrangement, Intrexon assigned to us all regulatory filings and approvals relating to the two product candidates and we assumed sponsorship of the ongoing clinical trials of ZIN-CTI-001.

Clinical Development Plan for DNA-based biotherapeutics. The Company completed enrollment in a Phase 1b dose escalation study of ZIN-CTI-001 in Q2 2012 in the United States. ZIN-CTI-001 employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. ZIN-CTI-001, through the RheoSwitch Therapeutic System®, or RTS®, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication deficient adenoviral vector carrying the IL-12 gene under the control of the RTS®, and in Phase 1 study, injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS® is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

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

A Phase 1a clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side-effects being dysgeusia (impairment of taste) and throat irritation. A subsequent Phase 1b trial, which is ongoing in patients with advanced melanoma, has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles. Initial positive clinical results from the Phase 1b trial were presented at the June 2011 ASCO annual meeting. The trial enrolled ten patients (median age 61) with unresectable stage III or IV melanoma. Among eight evaluable patients, partial or complete regression of injected and some uninjected lesions was observed by computed axial tomography, or CT, scans in three patients, with one patient having a RECIST PR of >11 months and three patients demonstrating stable disease by RECIST, for an overall disease control rate of 50%. Treatment was generally well tolerated, adverse events were mild to moderate, with one to two patients each experiencing nausea, vomiting, anorexia, arthralgia, fever or chills. One severe adverse event was reported 18 hours after treatment onset with 60 mg AL + ZIN-CTI-001, and included diarrhea, followed by hypotension and reversible acute renal failure, which completely resolved.

Clinical study of ZIN-ATI-001, essentially ZIN-CTI-001 without dendritic cells, is in an ongoing Phase 1b study for metastatic melanoma. The Phase 1b study is evaluating safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with melanoma. Enrollment in the Phase 1b study is ongoing and is expected to complete in 2012.

We expect to advance ZIN-ATI-001 into a Phase 2 study for melanoma in 2012. The Company will also continue to focus on additional disease indications where there are significant unmet medical needs.

Furthermore, we are evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon.

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

Preclinical studies with indibulin demonstrate significant and broad antitumor activity, including activity against taxane-refractory cell lines. The cytotoxic activity of indibulin was demonstrated in several rodent and human tumor cell lines derived from prostate, brain, breast, pancreas, lung, ovary, and cervical tumor tissues and in rodent tumor and human tumor xenograft models. In addition, indibulin was effective against multidrug resistant tumor cell lines (breast, lung, and leukemia) both in vitro and in vivo. Indibulin is potentially safer than other tubulin inhibitors as no neurotoxicity has been observed at therapeutic doses in rodents and in the Phase 1 trials. Indibulin has also demonstrated synergy with approved anti-cancer agents in preclinical studies. The availability of an oral formulation with the expected convenience of once daily dosing we believe is a significant commercial opportunity.

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

Clinical Development Plan for Indibulin. Phase 1 study as a single agent in patients with a variety of advanced solid tumors has been completed. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging preclinical results obtained with indibulin in combination with other chemotherapies, two Phase 1 combination studies were initiated with TarcevaTM and XelodaTM, respectively. The favorable activity and safety profile of oral indibulin with oral XelodaTM was reported at ASCO’s annual meeting in May 2009. In all studies, a maximum tolerated dose, or MTD, has not been established.

Preclinical work established a dosing schedule to maximize activity while managing toxicity and that regimen, five days on drug and nine days off, is now in Phase 1 study in late stage metastatic breast cancer. In light of not establishing an MTD and the need to administer many capsules several times a day, we have recently modified the dosage form to achieve once a day dosing which continues in the Phase 1 trial with the 5 and 9 schedule.

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

Development Plans

We are currently pursuing several clinical programs for our small molecule and DNA-based biotherapeutic candidates, which include:

•	palifosfamide (ZIO-201) — completing our Phase 3 pivotal trial in first-line metastatic STS, entitled PICASSO 3, and continuing enrollment in our Phase 3 trial in SCLC, entitled MATISSE.

•	ZIN-CTI-001 — completing a Phase 1b trial in patients with metastatic melanoma.

•	ZIN-ATI-001 — completing a Phase 1b trial in patients with late-stage melanoma and advancing into a Phase 2 trial.

•	indibulin (ZIO-301) — completing a Phase 1 trial in patients with metastatic breast cancer.

•	darinaparsin (ZIO-101) — completing an ongoing Phase 1 study and determining future study with the oral form and working with Solasia with IV administration in PTCL in the licensed territory.

We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our channel partnership with Intrexon.

Our current plans involve using our principal internal financial resources to develop palifosfamide and to extend the DNA-based biotherapeutic program, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates. Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $82.9 million on research and development expenses and approximately $24.0 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “—Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Revenue. Revenue during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

Collaboration revenue	$200	$200	$-	0%	$400	$267	$133	50%

Revenue for the three months ended June 30, 2012 was the same as the three months ended June 30, 2011.

Revenue for the six months ended June 30, 2012 increased by $133 thousand from the six months ended June 30, 2011. The increase is due to our entry into the collaboration agreement on March 7, 2011, resulting in a partial period under the agreement during the first six months of 2011. We are recognizing the research and development funding revenue over the estimated period of performance (75 months).

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

Research and development	$18,264	$9,125	$9,139	100%	$32,249	$33,766	$(1,517)	-4%

Research and development expenses for the three months ended June 30, 2012 increased by $9.1 million from the three months ended June 30, 2011. The increase was due primarily to increased trial costs of $4.0 million related primarily to the Phase 3 palifosfamide study in STS and the Phase 3 palifosfamide study in SCLC, increased preclinical trials of $2.1 million, increased manufacturing activity of $1.2 million, increased salary and employee-related costs of $1.1 million, and other costs of $0.7 million.

Research and development expenses for the six months ended June 30, 2012 decreased by $1.5 million from the six months ended June 30, 2011. The decrease was primarily due to the payment in the first six months of 2011 of a one-time $17.5 million non-cash expense related to our Channel Agreement, including our associated license of Intrexon technology, partially offset by increases in trial costs of $7.0 million related primarily to the Phase 3 palifosfamide study in STS and the Phase 3 palifosfamide study in SCLC, preclinical trial costs of $3.1 million, salary and employee-related costs of $2.7 million, manufacturing activity costs of $1.5 million, other costs of $0.6 million, and a one-time expense of $0.7 million relating to a new safety database.

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

In 2012, our clinical projects have consisted primarily of two Phase 3 projects for our lead product candidate palifosfamide. The expenses for our Phase 3 palifosfamide study in STS incurred by us to third parties were $9.9 million for the six months ended June 30, 2012 and $30.2 million from the project inception in July 2010 through June 30, 2012. The expenses for our Phase 3 palifosfamide study in SCLC incurred by us to third parties were $3.9 million for the six months ended June 30, 2012 and $3.9 million from the project inception in December 2011 through June 30, 2012.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our programs in a timely manner or our failure to enter into appropriate collaborative agreements could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our product development strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

General and administrative	$4,902	$3,923	$979	25%	$9,750	$7,275	$2,475	34%

General and administrative expenses for the three months ended June 30, 2012 increased by $1.0 million from the three months ended June 30, 2011. The increase was primarily due to increases in salary and employee-related costs of $0.6 million, non-employee contracted costs of $0.1 million and other costs of $0.3 million.

General and administrative expenses for the six months ended June 30, 2012 increased by $2.5 million from the six months ended June 30, 2011. The increase was primarily due to increases in salary and employee-related costs of $1.2 million, non-employee contracted costs of $0.9 million and other costs of $0.4 million.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other income (expense). Other income (expense) for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

Other income, net	$3	$9	$(6)	-67%	$(23)	$7	$(30)	-429%
Change in fair value of warrants	(650)	2,115	(2,765)	-131%	(6,461)	(8,965)	2,504	-28%

Total	$(647)	$2,124	$(2,771)		$(6,484)	$(8,958)	$2,474

The increase in total other income (expense) of $2.8 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due primarily to decreased non-cash expense recorded from the change in the fair value of liability-classified warrants.

The decrease in total other income (expense) of $2.5 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to decreased non-cash expense recorded from the change in the fair value of liability-classified warrants. Additional changes are attributable to increased state tax payments.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $110.4 million in cash and cash equivalents, compared to $104.7 million in cash and cash equivalents as of December 31, 2011. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for enrollment of the studies, which may change based on the progression of enrollment. We also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for DNA-based biotherapeutic products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added, and will continue to add, headcount to support our exclusive channel partnership endeavors, which will add to our general and administrative expenses going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
($ in thousands)
Net cash provided by (used in):
Operating activities	$(42,625)	$(13,989)
Investing activities	(1,107)	(392)
Financing activities	49,410	84,271

Net increase in cash and cash equivalents	$5,678	$69,890

Net cash used in operating activities was $42.6 million for the six months ended June 30, 2012 compared to $14.0 million for the six months ended June 30, 2011. The $28.6 million increase was due to an increase in prepaid expenses and other current assets attributable to a related party prepayment (see Note 6), as well as an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2012 compared to $0.4 million for the six months ended June 30, 2011. The increase was due to build out of additional space in the Boston office including leasehold improvements and furniture and fixtures along with software additions.

Net cash provided by financing activities was $49.4 million for the six months ended June 30, 2012 compared to $84.3 million for the six months ended June 30, 2011. The change is primarily attributable to a $49.2 million financing that occurred during the first six months of 2012 versus a $71.2 million financing and warrant exercises of $12.3 million that occurred during the first six months of 2011.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2012, our accumulated deficit was approximately $235.7 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of June 30, 2012 was $101.6 million, consisting of $119.4 million in current assets and $17.8 million in current liabilities. Working capital as of December 31, 2011 was $92.7 million, consisting of $106.1 million in current assets and $13.4 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$6,073	$1,096	$2,432	$1,866	$679
Royalty and license fees	1,650	275	550	550	275
Contract milestone payments	25,579	15,454	10,125	-	-
Total	$33,302	$16,825	$13,107	$2,416	$954

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts and office space in Germantown, Maryland. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreements with PPD Development, L.P and Pharmaceutical Research Associates, Inc. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of June 30, 2012. On July 16, 2012, we decided to close our Germanton, Maryland office (see Subsequent Events). Our operating lease commitment for the Germantown, Maryland office included in the above table is $50 thousand – less than 1 year and $39 thousand – 2-3 years.

Off-balance sheet arrangements

During the three and six months ended June 30, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2012.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

*We will require additional financial resources in order to continue ongoing development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2012, we had a net loss of $48.1 million, and, as of June 30, 2012, we have incurred approximately $235.7 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

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

As of June 30, 2012, we had incurred approximately $235.7 million of cumulative net losses and had approximately $110.4 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including expansion of the scope, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial and our adaptive Phase 3 trial in first-line SCLC for IV palifosfamide and our current timing expectations for enrollment of the studies, which may change based on the progression of enrollment. We have also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011 and the actual costs associated therewith may be significantly in excess of forecasted amounts.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 in a small number of sites in the United States as we pursued site review board clearance for trial conduct in the anticipated 150 or more sites expected worldwide. Site opening is a complex and time-consuming process, often requiring six months to complete outside of the United States. PICASSO 3 has a targeted enrollment of 424 patients. We experienced slower than anticipated enrollment in the trial at start-up due in part to the timing of site openings and regulatory approvals. While enrollment is complicated by a number of factors outside of our control, we completed full enrollment in June 2012. The outcome in progression-free survival, the study’s primary endpoint for accelerated approval, is anticipated in the fourth quarter of 2012. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. If we cannot meet our forecasted enrollment, or the trial is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also “Risk Factors—Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

We have received “Orphan Drug” status for palifosfamide for treatment of soft tissue sarcomas and darinaparsin for treatment of peripheral T-cell lymphoma in both the United States and Europe, and we may be able to receive additional Orphan Drug status from the FDA, Europe and certain other countries for other product candidates. Orphan Drug status promotes the development of products that demonstrate the promise for the diagnosis and treatment of one disease or condition affecting fewer than 200,000 patients in the United States and affords certain financial and market protection benefits to successful applicants. There is no guarantee that any of our other product candidates will be granted Orphan Drug status by the FDA or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

The technology on which our Channel Agreement with Intrexon Corporation is based in part on early stage technology in the field of human oncologic therapeutics.

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The in vivo effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with ZIN-CTI-001 which has completed a Phase 1b study and ZIN-ATI-001 currently in a Phase 1b study, both in melanoma. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The in vivo effector platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, with DC-RTS-IL-12 and Ad-RTS-IL-12. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added, and continue to add, headcount in part to support our Channel Agreement endeavors, which will add to our general and administrative expenses going forward.

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

*We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Dr. Hagop Youssoufian, our President of Research & Development and Chief Medical Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer, Jason A. Amello, our Executive Vice President and Chief Financial Officer and our principal scientific, regulatory, and medical advisors. Dr. Lewis’, Dr. Youssoufian’s, Mr. Belbel’s and Mr. Amello’s employment are governed by written employment agreements. The employment agreement with Dr. Lewis provides for terms that expire in January 2013. Drs. Lewis and Youssoufian, and Messrs. Belbel and Amello may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Drs. Lewis and Youssoufian and Messrs. Belbel and Amello, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Patent and Trademark Office, which is developing regulations and procedures to implement the Leahy-Smith Act, and federal courts, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2012

/s/ Jason A. Amello
Jason A. Amello Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 2, 2012

EXHIBIT INDEX

10.1	Employment Agreement, dated May 8, 2012 by and between the Company and Jason Amello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2012)
10.2	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2012)
10.3	Form of Restricted Stock Agreement granted under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2012)
10.4	Form of Option Agreement Granted under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 26, 2012)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be furnished in an amendment to this Form 10-Q to be filed no later than 30 days after the filing date of this Form 10-Q, as permitted by Rule 405 of Regulation S-T.

