Form 10-Q
period 2012-09-30
ZIOPHARM ONCOLOGY INC
filed 2012-11-08
CIK 1107421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 26, 2012, was 79,619,597 shares.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the protection afforded by our patent rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	additional planned regulatory filings for and commercialization of Palifosfamide; and

•	contract manufacturing activity;

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

NOTE REGARDING COMPANY REFERENCES

Throughout this report, “ZIOPHARM,” the “Company,” “we,” “us” and “our” refer to ZIOPHARM Oncology, Inc.

NOTE REGARDING TRADEMARKS

Our registered trademarks include Zymafos and Zinapar. Our trademarks include Zybulin. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ZIOPHARM Oncology, Inc. (a development stage company)

Table of Contents

		Page
Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the period from September 9, 2003 (date of inception) through September 30, 2012 (unaudited)	5

	Statement of Stockholders’ Equity for the nine months ended September 30, 2012 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the period from September 9, 2003 (date of inception) through September 30, 2012 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

SIGNATURES		50

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$95,333	$104,713
Collaboration receivable	13	79
Prepaid expenses and other current assets	7,235	1,313
Total current assets	102,581	106,105

Property and equipment, net	2,108	1,141

Deposits	133	91
Other non-current assets	818	771
Total assets	$105,640	$108,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,248	$1,727
Accrued expenses	16,682	10,821
Deferred revenue - current portion	800	800
Deferred rent - current portion	6	15
Total current liabilities	21,736	13,363

Deferred revenue	2,933	3,533
Deferred rent	415	180
Warrant liabilities	21,528	19,425
Total liabilities	46,612	36,501

Commitments and contingencies (note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 79,619,597 and 69,206,044 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	80	69
Additional paid-in capital - common stock	305,538	246,519
Additional paid-in capital - warrants issued	6,909	12,611
Deficit accumulated during the development stage	(253,499)	(187,592)
Total stockholders' equity	59,028	71,607
Total liabilities and stockholders' equity	$105,640	$108,108

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period from September 9, 2003 (date of inception) through
	2012	2011	2012	2011	September 30, 2012

Research contract revenue	$200	$200	$600	$467	$1,267

Operating expenses:
Research and development, including costs of research contracts	16,215	10,667	48,464	44,433	177,363
General and administrative	5,712	3,742	15,462	11,017	84,257
Total operating expenses	21,927	14,409	63,926	55,450	261,620

Loss from operations	(21,727)	(14,209)	(63,326)	(54,983)	(260,353)

Other income (expense), net	(42)	19	(65)	26	4,649
Change in fair value of warrants	3,945	13,388	(2,516)	4,423	2,205
Net loss	$(17,824)	$(802)	$(65,907)	$(50,534)	$(253,499)

Net loss per share - basic	$(0.23)	$(0.01)	$(0.85)	$(0.77)
Net loss per share - diluted	$(0.23)	$(0.01)	$(0.85)	$(0.77)

Weighted average common shares outstanding to compute net loss per share - basic	78,670,222	68,104,934	77,605,590	65,277,084

Weighted average common shares outstanding to compute net loss per share - diluted	78,670,222	68,104,934	77,605,590	65,277,084

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(unaudited)

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital Common	Additional Paid-in Capital	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2011	-	$-	69,206,044	$69	$246,519	$12,611	$(187,592)	$71,607

Stock-based compensation	-	-	-	-	3,482	-	-	3,482
Exercise of employee stock options	-	-	8,300	-	30	-	-	30
Exercise of warrants to purchase common stock	-	-	259,660	-	1,011	(269)	-	742
Issuance of restricted common stock	-	-	170,302	-	-	-	-	-
Forfeiture of unvested restricted common stock	-	-	(123,370)	-	-	-	-	-
Expired warrants	-	-	-	-	5,433	(5,433)	-	-
Issuance of common stock in a securities offering, net of commission and expenses of $3,426	-	-	10,114,401	11	49,159	-	-	49,170
Repurchase of shares of restricted common stock	-	-	(15,740)	-	(96)	-	-	(96)
Net loss	-	-	-	-	-	-	(65,907)	(65,907)
Balance at September 30, 2012	-	$-	79,619,597	$80	$305,538	$6,909	$(253,499)	$59,028

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,		Period from September 9, 2003 (date of inception) through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(65,907)	$(50,534)	$(253,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	172	2,382
Stock-based compensation	3,482	1,900	18,783
Change in fair value of warrants	2,516	(4,423)	(2,205)
Loss on disposal of fixed assets	48	-	57
Common stock issued in exchange for in-process research and development	-	17,457	17,457
Change in operating assets and liabilities:
(Increase) decrease in:
Collaboration receivable	66	(79)	(13)
Prepaid expenses and other current assets	(5,922)	(981)	(7,235)
Other noncurrent assets	(47)	(518)	(818)
Deposits	(42)	(4)	(133)
Increase (decrease) in:
Accounts payable	2,521	1,129	4,248
Accrued expenses	5,861	6,251	16,682
Deferred revenue	(600)	4,533	3,733
Deferred rent	226	12	421
Net cash used in operating activities	(57,332)	(25,085)	(200,140)
Cash flows from investing activities:
Purchases of property and equipment	(1,482)	(806)	(4,549)
Proceeds from sale of property and equipment	-	-	1
Net cash used in investing activities	(1,482)	(806)	(4,548)
Cash flows from financing activities:
Stockholders' capital contribution	-	-	500
Proceeds from exercise of stock options	30	904	1,373
Payments to employees for repurchase of common stock	(96)	(78)	(2,417)
Proceeds from exercise of warrants	330	12,399	13,079
Proceeds from issuance of common stock and warrants, net	49,170	71,207	270,726
Proceeds from issuance of preferred stock, net	-	-	16,760
Net cash provided by financing activities	49,434	84,432	300,021
Net increase (decrease) in cash and cash equivalents	(9,380)	58,541	95,333
Cash and cash equivalents, beginning of period	104,713	60,392	-
Cash and cash equivalents, end of period	$95,333	$118,933	$95,333

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$-	$-	$47,276

Preferred stock conversion to common stock	$-	$-	$16,760

Exercise of equity-classified warrants to common shares	$269	$9,067	$9,593

Exercise of liability-classified warrants to common shares	$412	$303	$764

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

The Company’s operations to date have consisted primarily of raising capital and conducting research and development.  Accordingly, the Company is considered to be in the development stage at September 30, 2012. The Company's fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2012, the Company’s accumulated deficit was approximately $253.5 million. The Company currently believes that it has sufficient capital to fund development and commercialization activities into the second half of 2013. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

On October 24, 2012, the Company initiated dosing in a Phase 2 study of ZIN-ATI-001 for unresectable Stage III or IV melanoma. Under the terms of the Stock Purchase Agreement with Intrexon, the Company agreed to issue 3,636,926 shares of its common stock under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. On November 7, 2012, the Company issued the forgoing shares.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

3. Restructuring

On July 16, 2012, the Company announced that it restructured its management team and closed its Germantown, MD office. As a result of this action, the Company recorded a restructuring charge, consisting primarily of severance, stock based compensation associated with stock option modifications (see Note 9), and health benefit continuation cost of approximately $1.3 million. These costs are included in general and administrative expense.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$94,235	$94,235	$-	$-

Warrant liability	$21,528	$-	$21,528	$-

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$103,736	$103,736	$-	$-

Warrant liability	$19,425	$-	$19,425	$-

The cash equivalents represent deposits in a short term U.S. treasury money market mutual fund quoted in an active market and classified as a Level 1 asset. The Company’s Level 2 financial liabilities consist of long-term investor and placement agent warrants issued in connection with its December 2009 public offering. The warrants were valued using Binomial/Monte Carlo valuation models. See Note 8 for additional disclosures on the valuation methodology and significant assumptions.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company's potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at September 30, 2012 and 2011 consist of the following:

	For the Nine Months Ended September 30,
	2012	2011
Stock options	5,361,487	4,981,398
Unvested restricted common stock	922,838	298,752
Warrants	11,197,454	13,179,885
	17,481,779	18,460,035

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (see Note 7 for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the nine months ended September 30, 2012, the Company paid Intrexon approximately $11.4 million, of which $4.8 million was for services already incurred and the remaining $6.6 million expected to be incurred within a year. This amount has been included as part of prepaid expenses and other current assets on the accompanying balance sheet as of September 30, 2012. The Company does not owe any amounts to Intrexon that have not already been accrued for as of September 30, 2012.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering (see Note 9).

On November 7, 2012, subsequent to the balance sheet date, the Company issued 3,636,926 shares of common stock to Intrexon (see Note 1 – Subsequent Events).

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study, i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed since 2006.

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

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts, which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. The Company expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006. Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single-digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. In December 2010, the Company expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase 3 milestones. These options were subsequently exercised in 2011. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement were reached or expensed since 2010.

Option Agreement with Southern Research Institute (“SRI”)

On December 22, 2004, the Company entered into an Option Agreement with SRI (the “Option Agreement”), pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacturer indibulin. No milestones under the license agreement were reached or expensed since 2007.

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

Also see Note 6 Related Party Transactions.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. The agreement has been extended through November 8, 2012. The Company expensed $240 thousand during each of the years ended December 31, 2009, 2010 and 2011 and $180 thousand for the nine months ended September 30, 2012 and 2011, respectively, for consulting services pursuant to this agreement. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

CRO Services Agreement with PPD Development, L.P.

The Company and PPD Development, L.P. ("PPD") are parties to a master clinical research organization services agreement dated January 29, 2010, a related work order dated June 25, 2010, and a related work order dated April 8, 2011 under which PPD provides clinical research organization ("CRO") services in support of the Company's clinical trials. PPD is entitled to cumulative payments of up to $23.0 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia, along with enrollment based milestones, were met and the Company recorded an aggregate $4.0 million expense of which $3.1 million was incurred during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company recorded an expense of $3.9 million upon execution of a workorder and achieving two enrollment related milestones.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

The Company and Pharmaceutical Research Associates, Inc. (“PRA”) are parties to a master clinical research organization services agreement dated December 13, 2011 under which PRA provides CRO services in support of the Company's clinical trials.  PRA is entitled to cumulative payments of up to $19.7 million under these arrangements, which is payable by the Company in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2011, the Company expensed $0.5 million upon execution of a letter of intent. During the nine months ended September 30, 2012, the Company expensed $4.5 million upon the achievement of various milestones.

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments. The number of warrants outstanding at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011

Liability-classified warrants	8,050,709	8,424,905
Equity-classified warrants	3,146,745	4,692,359

Total warrants	11,197,454	13,117,264

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

Liability-Classified Warrants

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with a 2005 private placement (the “2005 Warrants”) which were originally valued at $1.6 million. Subject to certain exceptions, the 2005 Warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the 2005 Warrants then in effect, which was initially $4.75 per share. This provision was triggered when the Company sold stock in a 2006 private placement at $4.63 per share. Accordingly, the 2005 Warrants were re-priced at $4.69. The provision was triggered a second time upon completion of a 2009 private placement in which the Company sold stock at $1.825 per share and issued common stock purchase warrants with an exercise price of $2.04, and the 2005 Warrants were re-priced at $4.25. The provision was triggered again when the Company sold stock in a December 2009 public offering at $3.10 per share and the 2005 Warrants were re-priced at $3.93. During the first nine months of 2012, 373,617 warrants were exercised and the remaining 579 expired on May 31, 2012.

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

In December 2011, the Company changed from using a Black-Scholes pricing model to estimate the value of the liability-classified warrants to a Binomial/Monte Carlo pricing model. The following assumptions were used in the Binomial/Monte Carlo valuation model at September 30, 2012 and the Black-Scholes valuation model at September 30, 2011:

	September 30, 2012	September 30, 2011

Risk-free interest rate	0.23%	0.08 - 0.47%
Expected life in years	2.19	0.67 - 3.18
Expected volatility	70%	48.9 - 95.5%
Expected dividend yield	0	0
Steps per year	12	N/A

The change in the fair value of the warrant liability resulted in a gain of $3.9 million for the three months ended September 30, 2012 and a loss of $2.5 million for the nine months ended September 30, 2012, respectively. The change in the fair value of the warrant liability resulted in a gains of $13.4 million and $4.4 million for the three and nine months ended September 30, 2011, respectively. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

During the nine months ended September 30, 2012, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received

Cash exercises	161,639	-	161,639	$-	$330
Cashless exercises	24,658	373,617	98,021	412	-
	186,297	373,617	259,660	$412	$330

During the nine months ended September 30, 2011, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received

Cash exercises	2,311,585	-	2,311,585	$-	$12,399
Cashless exercises	39,832	165,551	65,986	303	-
	2,351,417	165,551	2,377,571	$303	$12,399

During the nine months ended September 30, 2012, 1,359,317 warrants issued on February 23, 2007, exercisable at $5.75, expired unexercised on February 23, 2012 and 579 warrants issued on May 31, 2005, exercisable at $3.93, expired unexercised on May 31, 2012.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Research and development	$363	$264	$1,305	$540
General and administrative	828	322	2,177	1,360
Stock-based employee compensation expense	$1,191	$586	$3,482	$1,900

The Company granted 76,300 and 508,700 stock options during the three and nine months ended September 30, 2012 that had a weighted-average grant date fair value of $3.95 and $3.56 per share, respectively. The Company granted 509,000 and 1,600,000 stock options during the three and nine months ended September 30, 2011 that had a weighted-average grant date fair value of $3.88 and $4.18 per share, respectively.

At September 30, 2012, total unrecognized compensation costs related to unvested stock options outstanding amounted to $8.6 million. The cost is expected to be recognized over a weighted-average period of 1.52 years.

During the quarter ended September 30, 2012, the Company extended the contractual life of 829,488 fully vested stock options, held by 3 employees by 12 to 18 months, and extended the vesting period for 200,000 unvested stock options and 147,427 unvested shares of restricted stock held by 2 employees by 6 to 12 months. As a result of those modifications, the Company recognized additional compensation expense of $216 thousand for the three months ended September 30, 2012 (also see Note 3 Restructuring).

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

For the three months ended September 30, 2012 and 2011, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2012	2011

Risk-free interest rate	0.79 - 1.04%	1.12 - 2.61%
Expected life in years	6	5.77 - 6
Expected volatility	83.37 - 83.51%	83.26 - 87.4%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2012 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	5,138,486	$4.08

Granted	508,700	5.07
Exercised	(8,300)	3.61
Cancelled	(277,399)	5.67

Outstanding, September 30, 2012	5,361,487	$4.09	6.88	$8,037

Vested and unvested expected to vest at September 30, 2012	5,262,835	$4.09	6.88	$7,889

Options exercisable, September 30, 2012	3,301,387	$3.50	5.23	$6,764

Options exercisable, December 31, 2011	2,911,186	$3.21	5.52	$4,232

Options available for future grant	3,594,700

A summary of the status of unvested restricted stock for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2011	950,906	$4.34
Granted	170,302	4.51
Vested	(75,000)	5.66
Cancelled	(123,370)	4.34

Non-vested, September 30, 2012	922,838	$4.26

At September 30, 2012, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $5.0 million. The cost is expected to be recognized over a weighted-average period of 1.65 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding the costs and timing our clinical trials and of the development and commercialization of our pipeline products and services; the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash; our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs through the licensing and development of proprietary small molecule drug candidates and the synthetic biology platform. Our small molecule drug candidates are related to cancer therapeutics already on the market or in development and that can be administered by intravenous, or IV, and/or oral dosing. Our small molecule clinical programs include palifosfamide (ZIO-201), indibulin (ZIO-301) and darinaparsin (ZIO-101). We are also pursuing the development of our synthetic biology platform in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation, or Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio and utilizing our capabilities to translate science to the patient setting. More detailed descriptions of palifosfamide, indibulin, darinaparsin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth below. More detailed descriptions of these product candidates and our clinical development plans for each are also set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in other reports that we file from time to time with the Securities and Exchange Commission.

Product Candidates

Palifosfamide, ZIO-201

General. Palifosfamide is a potent bi-functional DNA alkylating agent that has activity in multiple tumors by evading typical resistance pathways. Palifosfamide is in the same class as bendamustine, cyclophosphamide, and ifosfamide. Also in preclinical cancer models, palifosfamide was shown to be orally active and synergistic results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

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

STS and SCLC, Significant Unmet Medical Need. Both first-line metastatic STS and SCLC represent significant unmet medical needs with standard of care considerably dated. We believe approximately 100,000 patients worldwide are initially diagnosed with STS every year. For patients diagnosed with STS, primary care is surgery, sometimes with radiation therapy. Many patients enter a period of remission that is unpredictable and can even represent a “cure.” Metastatic STS arises when the disease is either first diagnosed in the advanced setting or has re-occurred and spread, and surgery is no longer an option. Chemotherapy is the standard of care for first-line metastatic STS and doxorubicin is the only first-line therapy approved in the United States for its treatment. We believe the annual projection in the United States for first-line metastatic STS treatment is approximately 9,000 patients. While data sources for Europe are limited, we estimate, based on epidemiology, an annual projection in Europe for first-line metastatic STS treatment of approximately 14,000 patients, for a combined U.S. and European estimate of 23,000 patients annually. Orphan Drug Designation for palifosfamide has been obtained in both the United States and the European Union for the treatment of STS. For SCLC, the estimated U.S. annual incidence is 30,000 – 35,000 patients and 250,000 patients worldwide. Approximately 70% of patients have extensive disease. Platinum and etoposide are standard of care in the first-line setting. A formal retrospective mortality study also suggests that the SCLC population in China is substantial and projected from the study to be greater than 150,000 patients and growing.

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

In light of reported favorable Phase 2 single agent clinical activity data and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial in the second half of 2008, which we refer to as PICASSO, to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with front- and second-line metastatic or unresectable STS. The study generated positive top-line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by our Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” As presented at ASCO in February 2012, the Phase 2 PICASSO trial randomized a total of 67 patients with 66 treated and 62 eligible for evaluation. The study was designed to show a difference in progression free survival, or PFS, between doxorubicin in combination with palifosfamide versus doxorubicin alone. An analysis of the evaluable data reported a hazard ratio of 0.43 (p=0.019). Safety data were similar between the two groups in the study. The most common grade 3-4 events were neutropenia and elevated creatinine, both observed with similar frequency between treatment groups. Subsequently in February 2012, we announced the preliminary overall survival data from the PICASSO trial; the hazard ratio for overall survival was 0.78 favoring the palifosfamide group (with a 2-year survival rate of 40% compared to 30%).

In July 2010, we announced the initiation of a worldwide registration trial on a protocol design developed through a FDA End-of-Phase 2 meeting and the Special Protocol Assessment, or SPA, process. Although we did engage in the SPA process, we, with guidance from the FDA, elected to initiate the trial without having obtained SPA agreement from the FDA. The Phase 3 trial is in first-line metastatic STS, entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial with a targeted enrollment of 424 patients. The study completed enrollment in June 2012, and we expect data from this trial to be reported in the fourth quarter of 2012, subject to an update on study progress at the next meeting of the study’s Independent Data Monitoring Committee, which is scheduled for mid-November 2012.

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

Synthetic Biology; ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL)

General. On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon pursuant to which we plan to supplement our small molecule drug development efforts by pursuing the development and commercialization of the synthetic biology platform in the field of cancer treatment using Intrexon’s RheoSwitch® and UltraVector® synthetic biology technologies. The channel partnering arrangement contemplates our using Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. ZIN-CTI-001 (or DC-RTS-IL-12) and ZIN-ATI-001 (or Ad-RTS-IL-12) are the two existing clinical-stage products currently in development under this channel partnering arrangement. Under the arrangement, Intrexon assigned to us all regulatory filings and approvals relating to the two product candidates and we assumed sponsorship of the ongoing clinical trials of ZIN-CTI-001.

Clinical Development Plan for Synthetic Biology. The Company completed enrollment in a Phase 1b dose escalation study of ZIN-CTI-001 in the second quarter of 2012 in the United States. ZIN-CTI-001 employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. ZIN-CTI-001, through the RheoSwitch Therapeutic System®, or RTS®, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication deficient adenoviral vector carrying the IL-12 gene under the control of the RTS®, and in Phase 1 study, injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS® is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

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

A Phase 1a clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side-effects being dysgeusia (impairment of taste) and throat irritation. A subsequent Phase 1b trial, which completed enrollment in the second quarter of 2012, has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles. Initial positive clinical results from the Phase 1b trial were presented at the June 2011 ASCO annual meeting. The trial enrolled ten patients (median age 61) with unresectable stage III or IV melanoma. Among eight evaluable patients, partial or complete regression of injected and some uninjected lesions was observed by computed axial tomography, or CT, scans in three patients, with one patient having a RECIST PR of >11 months and three patients demonstrating stable disease by RECIST, for an overall disease control rate of 50%. Treatment was generally well tolerated, adverse events were mild to moderate, with one to two patients each experiencing nausea, vomiting, anorexia, arthralgia, fever or chills. One severe adverse event was reported 18 hours after treatment onset with 60 mg AL + ZIN-CTI-001, and included diarrhea, followed by hypotension and reversible acute renal failure, which completely resolved.

Clinical study of ZIN-ATI-001, essentially ZIN-CTI-001 without dendritic cells, is in an ongoing Phase 1/2 study for metastatic melanoma. The Phase 1b study is evaluating safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with melanoma. Enrollment in the Phase 1 portion of the study is complete and the Company expects the clinical portion of the study to be complete in the first quarter of 2013.

In the Phase 1 portion of the study, clinical activity was observed in 5 of 7 (71%) patients dosed at the two highest dose levels.  The data also showed a correlation between T-cell immune responses and clinical outcome, with no dose-limiting toxicities reported.  A total of 13 patients were enrolled in the Phase 1 study, and were treated with a range of doses of an orally administered activator ligand.  Three serious adverse events (SAE) were reported: two related to therapy (pyrexia and cytopenia), and one unrelated (deep vein thrombosis).  Unrelated to the study therapy, one patient death was reported due to bacterial sepsis and progression of disease.  The Company expects to submit full results of the study for presentation at a major medical meeting.

The Company recently announced that dosing of the first patient occurred in a Phase 2 study of ZIN-ATI-001.  It is a multi-center, single-arm, open-label expansion study that will enroll up to 15 patients with unresectable Stage III or IV melanoma and further evaluate the safety and efficacy of intratumoral injections of ZIN-ATI-001 in combination with an oral activator ligand.  Data from this study are expected in the first half of 2013.

The Company will also continue to focus on additional disease indications, such as breast cancer or head and neck cancer, where there are significant unmet medical needs.

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

Darinaparsin, ZIO-101

General. Darinaparsin is an anti-mitochondrial and anti-angiogenic (organic arsenic) compound covered by issued patents and pending patent applications in the United States and in foreign countries. A form of commercially available inorganic arsenic (arsenic trioxide Trisenox®, or ATO) has been approved in the United States, the European Union and Japan for the treatment of acute promyelocytic leukemia, a precancerous condition. In the United States, ATO is on the compendia listing for the therapy of multiple myeloma, and has been studied for the treatment of various other cancers. Nevertheless, ATO has been shown to be toxic to the heart, liver, and brain, which limits its use as an anti-cancer agent. ATO carries a “black box” warning for electrocardiogram abnormalities since arsenic trioxide has been shown to cause QT interval prolongation and complete atrioventricular block. QT prolongation can lead to a torsade de pointes-type ventricular arrhythmia, which can be fatal. Inorganic arsenic has also been shown to cause cancer of the skin and lung in humans. The toxicity of arsenic is generally correlated to its accumulation in organs and tissues. Our preclinical and clinical studies to date have demonstrated that darinaparsin is considerably less toxic than ATO, particularly with regard to cardiac toxicity.

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

Development Plans

We are currently pursuing several clinical programs for our small molecule and synthetic biology candidates, which include:

•	palifosfamide (ZIO-201) — completing our Phase 3 pivotal trial in first-line metastatic STS, entitled PICASSO 3, and continuing enrollment in our Phase 3 trial in SCLC, entitled MATISSE.

•	ZIN-CTI-001 — completing a Phase 1b trial in patients with metastatic melanoma.

•	ZIN-ATI-001 — completing a Phase 1b trial in patients with late-stage melanoma and continuing enrollment in our Phase 2 trial in patients with late-stage melanoma.

•	indibulin (ZIO-301) — completing a Phase 1 trial in patients with metastatic breast cancer.

•	darinaparsin (ZIO-101) — completing an ongoing Phase 1 study and determining future study with the oral form and working with Solasia with IV administration in PTCL in the licensed territory.

We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our channel partnership with Intrexon.

Our current plans involve using our principal internal financial resources to develop palifosfamide and to extend the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates. Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $91.5 million on research and development expenses and approximately $22.9 million on general corporate and administrative expenses. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “—Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

Revenue. Revenue during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

Collaboration revenue	$200	$200	$-	0%	$600	$467	$133	28%

Revenue for the three months ended September 30, 2012 was the same as the three months ended September 30, 2011.

Revenue for the nine months ended September 30, 2012 increased by $133 thousand from the nine months ended September 30, 2011. The increase is due to our entry into the collaboration agreement with Solasia Pharma K.K. on March 7, 2011, resulting in a partial period under the agreement during the first nine months of 2011. Under this agreement we received $5.0 million in research and development funding which we are recognizing over the estimated period of performance under the agreement, currently 75 months.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

Research and development	$16,215	$10,667	$5,548	52%	$48,464	$44,433	$4,031	9%

Research and development expenses for the three months ended September 30, 2012 increased by $5.5 million from the three months ended September 30, 2011. The increase was due to higher trial costs of $3.8 million related to the Phase 3 palifosfamide study in SCLC, higher preclinical trials of $0.6 million, higher manufacturing activity of $1.2 million, other clinical costs of $0.2 million, salary and higher employee-related costs of $1.2 million, and other costs of $0.1 million. These are offset by decreased trial costs related to the Phase 3 palifosfamide study in STS of $1.6 million, due to the trial completing enrollment in the second quarter of 2012 and nearing completion of patient-treatment activities.

Research and development expenses for the nine months ended September 30, 2012 increased by $4.0 million from the nine months ended September 30, 2011. The increase was due to higher trial costs of $1.6 million related to the Phase 3 palifosfamide study in STS, $7.7 million related to the Phase 3 palifosfamide study in SCLC, preclinical trial costs of $2.7 million, other clinical costs of $0.7 million, manufacturing activity costs of $3.5 million, salary and employee-related costs of $4.4 million and $0.9 million related to a new safety database. These are offset by a one-time $17.5 million non-cash expense related to our Channel Agreement, including our associated license of Intrexon technology, which occurred in the first three months of 2011.

We expect our research and development expenses to increase, as compared to prior periods, as we continue our Phase 3 palifosfamide trial in SCLC and other studies for palifosfamide, synthetic biology , indibulin and darinaparsin.

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

In 2012, our clinical projects have consisted primarily of two Phase 3 projects for our lead product candidate palifosfamide. The expenses for our Phase 3 palifosfamide study in STS incurred by us to third parties were $13.0 million for the nine months ended September 30, 2012, and $33.4 million from the project inception in July 2010 through September 30, 2012. The expenses for our Phase 3 palifosfamide study in SCLC incurred by us to third parties were $7.7 million for the nine months ended September 30, 2012 and $7.7 million from the project inception in December 2011 through September 30, 2012.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

General and administrative	$5,712	$3,742	$1,970	53%	$15,462	$11,017	$4,445	40%

General and administrative expenses for the three months ended September 30, 2012 increased by $2.0 million from the three months ended September 30, 2011. The increase was primarily due to higher salary and higher employee-related costs of $0.8 million and non-employee contracted costs of $0.2 million, and costs of $1.0 million related to our restructuring.

General and administrative expenses for the nine months ended September 30, 2012 increased by $4.4 million from the nine months ended September 30, 2011. The increase was primarily due to higher salary and employee-related costs of $2.2 million, higher non-employee contracted costs of $1.1 million, and higher other costs of $0.1 million and costs of $1.0 million related to our restructuring.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other income (expense). Other income (expense) for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change		2012	2011	Change
($ in thousands)

Other income (expense), net	$(42)	$19	$(61)	-321%	$(65)	$26	$(91)	-350%
Change in fair value of warrants	3,945	13,388	(9,443)	-71%	(2,516)	4,423	(6,939)	-157%

Total	$3,903	$13,407	$(9,504)		$(2,581)	$4,449	$(7,030)

The decrease in total other income (expense) of $9.5 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due primarily to decreased non-cash expense recorded from the change in the fair value of liability-classified warrants.

The decrease in total other income (expense) of $7.0 million from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to decreased non-cash expense recorded from the change in the fair value of liability-classified warrants. Additional changes are attributable to increased state tax payments.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $95.3 million in cash and cash equivalents, compared to $104.7 million in cash and cash equivalents as of December 31, 2011. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for enrollment of the studies, which may change based on the progression of enrollment. We also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
($ in thousands)
Net cash provided by (used in):
Operating activities	$(57,332)	$(25,085)
Investing activities	(1,482)	(806)
Financing activities	49,434	84,432

Net increase (decrease) in cash and cash equivalents	$(9,380)	$58,541

Net cash used in operating activities was $57.3 million for the nine months ended September 30, 2012 compared to $25.1 million for the nine months ended September 30, 2011. The $32.2 million increase was due to an increase in prepaid expenses and other current assets attributable to a related party prepayment (see Note 6), as well as an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2012 compared to $0.8 million for the nine months ended September 30, 2011. The increase was due to build out of additional space in the Boston and New York offices including leasehold improvements and furniture and fixtures along with software additions.

Net cash provided by financing activities was $49.4 million for the nine months ended September 30, 2012 compared to $84.4 million for the nine months ended September 30, 2011. The change is primarily attributable to a $49.2 million financing that occurred during the first nine months of 2012 versus a $71.2 million financing and warrant exercises of $12.3 million that occurred during the first nine months of 2011.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2012, our accumulated deficit was approximately $253.5 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Internal costs associated with the development of palifosfamide, the synthetic biology programs, indibulin and our ability to secure further financing for darinaparsin development from a partner;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments; and

•	Other matters identified under Part II – Item 1A. “Risk Factors” below.

Working capital as of September 30, 2012 was $80.9 million, consisting of $102.6 million in current assets and $21.7 million in current liabilities. Working capital as of December 31, 2011 was $92.7 million, consisting of $106.1 million in current assets and $13.4 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating leases	$5,840	$1,167	$2,438	$1,683	$552
Royalty and license fees	1,650	275	550	550	275
Contract milestone payments	26,993	16,597	10,396	-	-
Total	$34,483	$18,039	$13,384	$2,233	$827

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts and the remaining lease term for our office space in Germantown, Maryland. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreements with PPD Development, L.P and Pharmaceutical Research Associates, Inc. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of September 30, 2012. On July 16, 2012, we decided to close our Germanton, Maryland office. Our operating lease commitment for the Germantown, Maryland office included in the above table is $51 thousand in the column “less than 1 year” and $26 thousand in the column “2-3 years”.

Off-balance sheet arrangements

During the three and nine months ended September 30, 2012 and 2011, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2012.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2012, we had a net loss of $65.9 million, and, as of September 30, 2012, we have incurred approximately $253.5 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

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

As of September 30, 2012, we had incurred approximately $253.5 million of cumulative net losses and had approximately $95.3 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. However, changes may occur that would consume our existing capital prior to that time, including expansion of the scope, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial in first-line STS and our adaptive Phase 3 trial in first-line SCLC for IV palifosfamide and our current timing expectations for enrollment of the studies, which may change based on the progression of enrollment. We have also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011, and the actual costs associated therewith may be significantly in excess of forecasted amounts.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 in a small number of sites in the United States as we pursued site review board clearance for trial conduct in the anticipated 150 or more sites expected worldwide. Site opening is a complex and time-consuming process, often requiring six months to complete outside of the United States. We experienced slower than anticipated enrollment in the trial at start-up due in part to the timing of site openings and regulatory approvals. While enrollment is complicated by a number of factors outside of our control, we completed full enrollment in June 2012. The outcome in progression-free survival, the study’s primary endpoint for accelerated approval, is anticipated in the fourth quarter of 2012, subject to an update on study progress at the next meeting of the study’s Independent Data Monitoring Committee, which is scheduled for mid-November 2012. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. If we cannot meet our forecasted primary endpoint, or the primary endpoint is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also “Risk Factors—Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The in vivo effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with ZIN-CTI-001 having completed a Phase 1b study and ZIN-ATI-001 currently in a Phase 2 study, both in melanoma. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The in vivo effector platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, DC-RTS-IL-12 and Ad-RTS-IL-12. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we have added, and continue to add, headcount in part to support our Channel Agreement endeavors, which will add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011, and the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

To date, we have exclusive rights to certain U.S. and foreign intellectual property with respect to our small molecule product candidates and with respect to the Intrexon technology, including the existing Intrexon product candidates. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we and Intrexon will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

•	The degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	If and when patents will be issued;

•	Whether or not others will obtain patents claiming subject matter related to or relevant to our product candidates; or

•	Whether we will need to initiate litigation or administrative proceedings that may be costly whether we win or lose.

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. As the U.S. Patent and Trademark Office continues to implement the Leahy-Smith Act, and as the federal courts have the opportunity to interpret the Act, the laws and regulations governing patents, and the rules regarding patent procurement, could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

In order to protect or enforce patent rights, we, or Intrexon, may initiate patent infringement litigation against third parties. Similarly, we may be sued by others for patent infringement. We also may become subject to proceedings conducted in the U.S. Patent and Trademark Office, including interference proceedings to determine the priority or derivation of inventions, or post-grant review, inter partes review, or reexamination proceedings reviewing the patentability of our patented claims. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions having such proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel away from their normal responsibilities.

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

The patent landscape in the field of synthetic biology , which we are pursuing under our exclusive channel partnership with Intrexon, is particularly complex. We are aware of numerous U.S. and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of synthetic biology , including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Intrexon is early-stage technology and we are just beginning the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic biology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2012, we purchased 15,740 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the nine months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 31, 2012	-	$-
February 1 to 28, 2012	-	$-
March 1 to 31, 2012	-	$-
April 1 to 30, 2012	-	$-
May 1 to 31, 2012	-	$-
June 1 to 30, 2012	-	$-
July 1 to 31, 2012	15,740	$6.06
August 1 to 31, 2012	-	$-
September 1 to 31, 2012	-	$-
Total	15,740

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
Dated: November 8, 2012

/s/ Jason A. Amello
Jason A. Amello
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 8, 2012

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

