Form 10-K
period 2012-12-31
ZIOPHARM ONCOLOGY INC
filed 2013-03-18
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $396,154,064 as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 66,580,515 shares of common stock held by non-affiliates and on a closing price of $5.95 as reported on the NASDAQ Capital Market on June 30, 2012.

As of February 22, 2013, there were 83,703,934 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2013 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

All trademarks, trade names and service marks appearing in this annual report on Form 10-K are the property of their respective owners

PART I

Item 1. Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs through the licensing and development of proprietary small molecule drug candidates and a synthetic biology platform. Our small molecule drug candidates are related to cancer therapeutics already on the market or in development and that can be administered by intravenous, or IV, and/or oral dosing. Our small molecule clinical programs include palifosfamide (ZIO-201), indibulin (ZIO-301) and darinaparsin (ZIO-101). We are also pursuing the development of our synthetic biology platform in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation, or Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio and utilizing our capabilities to translate science to the patient setting.

We believe that our strategy will result in expedited drug development programs for product candidates that would include a cost of development and manufacturing that, upon successful commercialization, would address changing worldwide product reimbursement requirements. We are currently in Phase 1, 2, and/or Phase 3 studies for our product candidates. Our lead palifosfamide program, PICASSO 3, a global pivotal Phase 3 trial to support registration in combination with doxorubicin in the first-line setting of metastatic soft tissue sarcoma, or STS completed enrollment in June 2012. The results of our PICASSO 3 pivotal trial in first-line STS are expected in the last week of March 2013. Enrollment is ongoing in a global pivotal Phase 3 trial to support registration in combination with platinum and etoposide in the treatment of metastatic small cell lung cancer (SCLC).

More detailed descriptions of palifosfamide, darinaparsin, indibulin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth in this report under the caption “Business—Product Candidates.”

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

According to the American Cancer Society, it was estimated that about 1,660,290 new cases of cancer are expected to be diagnosed in 2013 and about 580,350 Americans are expected to die from cancer in 2013—more than 1,600 each day. The cost of treating cancer is significant. The National Institute of Health estimates that the overall costs of cancer in 2008 were $201.5 billion. These costs included an estimate of $77.4 billion in direct medical costs and $124.0 billion in indirect mortality costs.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, and chemotherapy; the latter including newer approaches such as anti-angiogenic, vascular disruption and targeted therapies. Also associated with the treatment of cancer is supportive care; and recently, immunological-based approaches have shown to be of benefit either alone or in combination. While there are also hundreds of experimental treatments under investigation, including DNA and other immunological based therapies, we believe cancer treatment will remain a significant unmet medical need for the foreseeable future.

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

Chemotherapy: Chemotherapy is the treatment of cancer with cytotoxics, which are anti-cancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells, especially those that divide quickly, can also be harmed with the use of cytotoxics. Harm to healthy cells is what causes side effects. These cells usually repair themselves after chemotherapy and in many cases, newer agents may offer a greater therapeutic window—the difference between a dose that is helpful and one that is toxic, often referred to as targeted therapies.

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

Immunological and DNA-based approaches: The approval of Bristol-Meyers Squibb’s YERVOY™ (ipilimumab) for melanoma validated an immune-based approach and has opened the full exploration of harnessing the immune system to treat cancer. Strategies that are synthetic biology or otherwise DNA-based, including the approach used by Intrexon, are in clinical development, providing a further promising new avenue to treat cancer.

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

Product Candidates

Palifosfamide, ZIO-201

General. Palifosfamide, or isophosphoramide mustard, referred to as IPM, is a proprietary active metabolite of the pro-drug ifosfamide. Ifosfamide, like the related drugs cyclophosphamide and bendamustine, is a DNA alkylating agent, which is a form of cancer therapy to treat a wide range of solid tumors and hematological malignancies. Ifosfamide has been shown to be effective in the treatment of sarcoma and lymphoma, either by itself or in combination with other anti-cancer agents. Ifosfamide is approved by the U.S. Food and Drug Administration, or FDA, as a treatment for testicular cancer and often used in combination to treat sarcoma, although it is not approved for this indication by the FDA.

Our preclinical studies have shown that, in animal and laboratory models, palifosfamide evidences activity against leukemia and solid tumors. These studies also indicate that palifosfamide may have a better safety profile than ifosfamide or cyclophosphamide, in part because it does not appear to produce known toxic metabolites of ifosfamide, such as acrolein and chloroacetaldehyde. Acrolein, which is toxic to the kidneys and bladder, can mandate the administration of a protective agent called mesna, which is inconvenient and expensive. Chloroacetaldehyde is toxic to the central nervous system, causing “fuzzy brain” syndrome for which there is currently no protective measure. Similar toxicity concerns pertain to high-dose cyclophosphamide, which is widely used in bone marrow and blood cell transplantation. Because palifosfamide is the stabilized active metabolite of ifosfamide and a distinct pharmaceutical composition without the acrolein or chloroacetaldehyde metabolites we believe that the administration of palifosfamide may be a more effective and well tolerated agent to treat cancer.

In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. Moreover, in some preclinical studies, palifosfamide has been shown to bypass resistance mediated by aldehyde dehydrogenase, or ALDH, an enzyme thought to confer resistance to alkylators like ifosfamide and cyclophosphamide. Also in preclinical cancer models, palifosfamide was shown to be orally active and encouraging results have been obtained with palifosfamide in combination with doxorubicin, an agent approved to treat sarcoma.

Lead Indications for palifosfamide: Soft Tissue Sarcoma. Sarcomas are cancers of the bone, cartilage, fat, muscle, blood vessels, or other connective or supportive tissue. There are more than 50 histological or tissue types of STS but with considerable homogeneity when the disease is metastatic. The prognosis for patients with soft tissue sarcoma depends on several factors, including the patient’s age, size of the primary tumor, histological grade, and stage of the tumor. Factors associated with a poorer prognosis include being older than 60 years of age, having tumors larger than five centimeters, and having tumors of high-grade histology. While small, low-grade tumors are usually curable by surgery alone, the higher-grade or larger sarcomas are associated with higher local treatment failure rates and increased metastatic potential.

Intravenous palifosfamide may be a useful agent that, either alone or in combination with other agents and doxorubicin in particular, may deliver enhanced therapeutic activity with fewer side effects of the type that have been associated with ifosfamide. In the United States, ifosfamide is often included in combination regimens for the treatment of sarcomas, testicular cancers, head and neck cancer, certain types of non-Hodgkin’s lymphomas, and other solid tumors including small-cell lung cancer, or SCLC. Doxorubicin, approved decades ago, is the only FDA-approved treatment for first-line metastatic sarcoma with Votrient® now approved for second-line. We believe that palifosfamide in combination with doxorubicin may be more effective than doxorubicin alone and with a far improved safety profile and impact on Quality of Life, or QoL, over the combination of ifosfamide use with doxorubicin.

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

STS and SCLC, Significant Unmet Medical Need. Both first-line metastatic STS and metastatic SCLC represent significant unmet medical needs with standard of care considerably dated. We believe approximately 100,000 patients worldwide are initially diagnosed with STS every year. For patients diagnosed with STS, initial care is usually surgery, sometimes with radiation therapy. Many patients enter a period of remission that is unpredictable and can even represent a “cure.” Metastatic STS arises when the disease is either first diagnosed in the advanced setting or has re-occurred and surgery is no longer an option. Chemotherapy is the standard of care for first-line metastatic STS and doxorubicin is the only first-line therapy approved in the United States for its treatment. We believe the annual projection in the United States for first-line metastatic STS treatment is approximately 9,000 patients. While data sources for Europe are limited, we estimate, based on epidemiology, an annual projection in Europe for first-line metastatic STS treatment of approximately 14,000 patients, for a combined U.S. and European estimate of 23,000 patients annually. For SCLC, the estimated U.S. annual incidence is 30,000 – 35,000 patients and 250,000 patients worldwide. Approximately 70% of patients have metastatic disease. Platinum and etoposide are standard of care in the first-line setting. A formal retrospective mortality study also suggests that the SCLC population in China is substantial and projected from the study to be greater than 150,000 patients and growing.

Clinical Development Plan for Palifosfamide. In both Phase 1 and Phase 2 testing, palifosfamide has been administered without the “uroprotectant” mesna, as is required with ifosfamide, and the toxicities associated with other ifosfamide metabolites, acrolein and chloroacetaldehyde, have not been observed. We reported clinical activity of palifosfamide when used alone in the Phase 2 study addressing advanced sarcoma. Following review of preclinical combination studies, we initiated a Phase 1 dose escalation study of palifosfamide in combination with doxorubicin, primarily in patients with STS. We reported favorable results and safety profile from this study at the 2009 annual meeting of the American Society of Clinical Oncology, or ASCO. In light of reported favorable Phase 2 single agent clinical activity data, and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial in the second half of 2008, which we refer to as PICASSO, to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with first- and second-line metastatic or unresectable STS. The study generated positive top-line interim data in 2009. Upon successfully reaching a pre-specified efficacy milestone and following safety and efficacy data review by the Data Committee, sarcoma experts, and our Medical Advisory Board, we elected to suspend enrollment in the trial in October 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” As presented at ASCO, the Phase 2 PICASSO trial randomized a total of 67 patients with 66 treated and 62 eligible for evaluation. The study was powered to show a difference in progression-free survival, or PFS, between doxorubicin in combination with palifosfamide versus doxorubicin alone. An analysis of the evaluable data reported a hazard ratio of 0.43 (p=0.019). Safety data were similar between the arms of the study. The most common grade 3-4 events were neutropenia and elevated creatinine; both observed with similar frequency between treatment groups. In July 2010, we announced the initiation of a worldwide registration trial on a protocol design developed through an FDA End-of-Phase 2 meeting and the Special Protocol Assessment, or SPA, process. Although we did engage in the SPA process, we, with guidance from the FDA, elected to initiate the trial without having obtained SPA agreement from the FDA. The Phase 3 trial is in first-line metastatic STS entitled PICASSO 3, and is an international, randomized, double-blinded, placebo-controlled trial that enrolled 447 patients. The study completed enrollment in June 2012.

The study is designed to evaluate the safety and efficacy of palifosfamide administered with doxorubicin compared with doxorubicin administered with placebo, with no cross-over between the arms. The trial was initially designed with PFS as the primary endpoint for accelerated approval, and overall survival, or OS, as the primary endpoint for full approval. In March 2013, we amended the protocol to designate PFS as the primary endpoint for full approval and OS as a secondary endpoint. The trial is powered for both PFS and OS, with PFS determined by independent, blinded radiologic review. The Company expects to announce results from this trial, including topline PFS data and an interim OS futility analysis, during the last week of March 2013. The trial is expected to remain blinded for OS. The study is also being submitted as a late-breaking abstract for the annual meeting of the American Society of Clinical Oncology (ASCO). PICASSO 3 has no interim efficacy analysis, while the trial is monitored by an Independent Data Monitoring Committee, or IDMC, of outside, independent experts for safety and futility. The IDMC has met on multiple occasions to review all available study data and in all instances has recommended trial continuation. We have obtained Orphan Drug Designation for palifosfamide in both the United States and the European Union for the treatment of STS.

In February 2012, we announced positive preliminary OS data from our randomized, controlled Phase 2 PICASSO trial. An analysis of the OS data, conducted according to the statistical analysis plan and with greater than 70% of events occurring, demonstrated a positive Intent to Treat, or ITT, hazard ratio of 0.79 and a modified Intent to Treat, or mITT, hazard ratio of 0.78. At 2-years after starting treatment, approximately 40% of subjects treated with palifosfamide are alive and 30% in the control arm treated with doxorubicin (including those who crossed-over and received subsequent palifosfamide) are alive, compared to an expected 25% based on historical data. The OS analysis and the earlier PFS reported results show correlation between the two with the results fully confirming the modeling and powering of the ongoing Phase 3 trial (PICASSO 3).

A Phase 1 trial has been completed with palifosfamide in combination with etoposide and carboplatin. Data informed appropriate dosing for initiating a potentially pivotal, adaptive Phase 3 trial in first-line, metastatic SCLC. In June 2012, the Company initiated an international, multi-center, open-label, adaptive, randomized study of palifosfamide in combination with carboplatin and etoposide, or PaCE, chemotherapy versus carboplatin and etoposide, or CE, alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. The MATISSE study is designed to enroll up to 548 patients. The trial’s primary endpoint is overall survival. Secondary endpoints include progression-free survival, objective response rate and quality of life. MATISSE is being conducted at centers in North America, Europe, Australia, Africa and Asia. In the first quarter of 2013, the IDMC for the MATISSE study conducted an early analysis of safety data after 20 patients had received at least two chemotherapy cycles and recommended the study proceed as planned.

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

Additionally, an oral form of palifosfamide has an active Investigational New Drug, or IND, application to support commencing Phase 1 study.

Synthetic Biology ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL)

General. On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon pursuant to which we plan to supplement our small molecule drug development efforts by pursuing the development and commercialization of novel DNA-based therapeutics in the field of cancer treatment using Intrexon’s Rheoswitch Therapeutic System®, or RTS®, and UltraVector® synthetic biology technologies. The channel partnering arrangement contemplates our using Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of ZIN-CTI-001 and ZIN-ATI-001 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. See “—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation” below. ZIN-CTI-001 (or DC-RTS-IL-12) and ZIN-ATI-001 (or Ad-RTS-IL-12) are the two existing clinical-stage products currently in development under this channel partnering arrangement. Under the arrangement, Intrexon assigned to us all regulatory filings and approvals relating to the two product candidates and we assumed sponsorship of the ongoing clinical trials of ZIN-CTI-001.

Clinical Development Plan for DNA-based therapeutics. The Company completed enrollment in a Phase 1b dose escalation study of ZIN-CTI-001 in the second quarter of 2012 in the United States. ZIN-CTI-001 employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. ZIN-CTI-001, through the RTS®, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication deficient adenoviral vector carrying the IL-12 gene under the control of the RTS®, and in Phase 1 study, injected intratumorally for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS is intended to regulate the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

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

A Phase 1a clinical study of the activator ligand was conducted in 65 healthy volunteers, with the two most common side effects being dysgeusia (impairment of taste) and throat irritation. A subsequent Phase 1b trial, which is ongoing in patients with advanced melanoma, has been amended to study efficacy and immunological and biological effects in addition to safety with cohort-based dose escalation of the activator ligand during repeated treatment cycles. Initial positive clinical results from the Phase 1b trial were presented at the June 2011 ASCO annual meeting. The trial enrolled ten patients (median age 61) with unresectable Stage III or IV melanoma. Among eight evaluable patients, partial or complete regression of injected and some uninjected lesions was observed by computed axial tomography, or CT, scans in three patients, with one patient having a RECIST PR of >11 months and three patients demonstrating stable disease by RECIST, for an overall disease control rate of 50%. Treatment was generally well-tolerated, adverse events were mild to moderate, with one to two patients each experiencing nausea, vomiting, anorexia, arthralgia, fever or chills. One severe adverse event was reported 18 hours after treatment onset with 60 mg AL + ZIN-CTI-001, and included diarrhea, followed by hypotension and reversible acute renal failure, which completely resolved.

Clinical study of ZIN-ATI-001, essentially ZIN-CTI-001 without dendritic cells, is in an ongoing Phase 1/2 study for metastatic melanoma. The Phase 1b study is evaluating safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with melanoma. Enrollment in the Phase 1 portion of the study is complete and we expect the clinical portion of the study to be complete in the first quarter of 2013.

In the Phase 1 portion of the study, clinical activity was observed in five of seven (71%) patients dosed at the two highest dose levels. The data also showed a correlation between T-cell immune responses and clinical outcome, with no dose-limiting toxicities reported. A total of 13 patients were enrolled in the Phase 1 study, and were treated with a range of doses of an orally administered activator ligand. Three serious adverse events (SAE) were reported: two related to therapy (pyrexia and cytopenia), and one unrelated (deep vein thrombosis). Unrelated to the study therapy, one patient death was reported due to bacterial sepsis and progression of disease. We expect to submit full results of the study for presentation at a major medical meeting.

We recently announced that dosing of the first patient occurred in a Phase 2 study of ZIN-ATI-001. It is a multi-center, single-arm, open-label expansion study that will enroll up to 15 patients with unresectable Stage III or IV melanoma and further evaluate the safety and efficacy of intratumoral injections of ZIN-ATI-001 in combination with an oral activator ligand. Data from this study are expected in the second half of 2013.

Additionally, we plan to initiate a Phase 2 trial of ZIN-ATI-001 and palifosfamide for breast cancer in the second quarter of 2013. It will be a randomized, open-label trial of ZIN-ATI-001 monotheraphy or in combination with palifosfamide in patients with recurrent or metastatic breast cancer and accessible lesions that will enroll up to 68 patients.

Furthermore, we are evaluating other potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon.

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

Testing of indibulin for in vitro growth inhibitory activity against a panel of human and rodent tumor-derived cell lines revealed that the drug candidate is active in a broad spectrum of cell lines derived from different organs. In vivo, indibulin is active in a number of xenograft and rodent tumor models. Its unique pharmacodynamic properties demonstrated in preclinical studies, as well as an excellent safety profile observed to date in ongoing Phase 1 studies, warrant further evaluation in the clinic.

Clinical Development Plan for Indibulin. Phase 1 study as a single agent in patients with advanced solid tumors has been completed. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging preclinical results obtained with indibulin in combination with other chemotherapies, two Phase 1 combination studies were initiated with TarcevaTM and XelodaTM, respectively. The favorable activity and safety profile of oral indibulin with oral XelodaTM was reported at ASCO’s annual meeting in May 2009. In all studies, a maximum tolerated dose, or MTD, has not been established. Preclinical work with our consultant established a dosing schedule to enhance activity, while managing toxicity and that regimen, five days on drug and nine days off, is now in Phase 1 study in late stage metastatic breast cancer. In light of the difficulty in establishing an MTD and the need to administer many capsules several times a day, we have recently modified the dosage form to administer once a day dosing in the Phase 1 trial with the five days on and nine days off schedule.

Darinaparsin , ZIO-101

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

Clinical Development Plan for darinaparsin: Phase 1 testing of the IV form of darinaparsin in solid tumors and hematological cancers was completed and we reported clinical activity and, we believe importantly, a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. With a subsequent focus on the relapsed setting of PTCL, a Phase 1 study of darinaparsin in combination with the treatment regimen called “CHOP” in the first-line setting of PTCL was ended. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. Data from the Phase 1 oral study will guide further study. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into a licensing agreement with Solasia for the Asia/Pacific territory with a focus on IV-administered darinaparsin in PTCL. Further, clinical studies are currently ongoing with Solasia.

Competition

The development and commercialization for new products to treat cancer, including for both the targeted indications of STS and SCLC for palifosfamide, is highly competitive, and considerable competition exists from major pharmaceutical, biotechnology, and specialty cancer companies. Several of our competitors have access to substantially greater financial and technical resources than we do and, even if we are able to successfully develop and commercialize palifosfamide, these competitors have or can market products that could adversely impact the potential commercial success of this product candidate. In addition, many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies, and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees and their retention is intense, particularly as companies adjust to the current economic environment.

Other treatments for cancer that may compete with our product candidates are summarized under the caption “—Cancer Treatments” above.

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

Patent and Technology License Agreement—The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, we entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System, (collectively the “Licensors”). Under this agreement, we were granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

As partial consideration for the license rights obtained, we made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of our common stock. In addition, we issued options to purchase an additional 50,222 shares outside our 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application, or IND, for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase 1 clinical trials in 2007. We recorded $120 thousand of stock-based compensation expense related to the vesting in 2007. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase 1 clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in our Phase 2 clinical trial for darinaparsin. We may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that we may receive from a possible sublicense under certain circumstances.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense our rights under the agreement. However, if we sublicense our rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by us in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by us or the Licensors under the license agreement, or if we become bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2010, 2011 or 2012.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, we entered into a license agreement with DEKK-Tec, Inc., pursuant to which we were granted an exclusive, worldwide license for palifosfamide. As part of the signing of license agreement with DEKK-Tec, we expensed an upfront $50 thousand payment to DEKK-Tec in 2004.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced. We expensed a $100 thousand milestone payment upon achieving Phase 2 milestones during the year ended December 31, 2006. On March 16, 2010, we expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. In October 2010, we expensed a $300 thousand milestone payment upon achieving Phase 3 milestones. No milestones under the license agreement have been reached or expensed since 2010. Additionally, in 2004 we issued DEKK-Tec an option to purchase 27,616 shares of our common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005. In October 2010, an additional 6,904 shares vested upon the achievement of Phase 3 milestones and were subsequently exercised in 2011. The remaining options will vest upon the final FDA approval of the first NDA submitted by us (or by our sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. Our obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement.

License Agreement with Southern Research Institute

On December 22, 2004, we entered into an Option Agreement with the Southern Research Institute, or SRI, or the Option Agreement, pursuant to which we were granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, we entered into a Research Agreement with SRI pursuant to which we agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, we are required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2008, 2009, 2010, 2011 and 2012. We may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

In October 2009, the Baxter License Agreement was amended to allow us to manufacture indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2010 or 2011. During the year ended December 31, 2012, a milestone of $250 thousand was reached and expensed.

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

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon. (see Note 2 to the financial statements, Financings)

Following the first 24 months of the agreement, Intrexon may terminate the Channel Agreement if we fail to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elect not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, we may voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon.

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, we signed a Collaboration Agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by us. Under the agreement we have agreed to pay Harmon Hill $20 thousand per month for the consulting services and have further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of our net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The agreement was extended through November 8, 2012 and has now expired. We expensed $240 thousand during the years ended December 31, 2010 and 2011, and $200 thousand during the year ended December 31, 2012 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2010, 2011 or 2012.

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

CRO Services Agreement with PPD Development, L. P.

We are party to a Master Clinical Research Organization Services Agreement with PPD Development, L.P., or PPD dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of our clinical trials. PPD is entitled to cumulative payments of up to $23.0 million under these arrangements, which is payable by us in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, we expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and we recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, we entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. PRA is entitled to cumulative payments of up to $19.7 million under these arrangements, which is payable by us in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, we expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, we entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the current trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $789 thousand under these arrangements, which is payable by us in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, we expensed $256 thousand upon the achievement of various milestones.

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

Additional information as of February 15, 2013 about material patents and other proprietary rights covering our product candidates is set forth below.

Palifosfamide

The patent estate covering palifosfamide compositions, methods of use, methods of manufacture, formulations, combination therapies and analogs includes four issued U.S. patents (two of which are scheduled to expire in 2029, one of which is scheduled to expire in 2027 and one of which is scheduled to expire in 2020), four pending U.S. patent applications, twenty issued foreign patents in Europe, Canada, Japan and Australia and four other countries and forty-five pending foreign patent applications in Europe, Canada, Japan, Australia and thirteen other countries. Some of these patent assets are in-licensed from DEKK-Tec, Inc., some are in-licensed from Southern Research Institute, and some are owned by us.

ZIN-CTI-001 and ZIN-ATI-001

The patent estate licensed to us by Intrexon covering ZIN-CTI-001 and ZIN-ATI-001 compositions, methods of use, methods of manufacture, and formulations includes twenty-seven issued U.S. patents (one of which is scheduled to expire in 2029, three of which are scheduled to expire in 2026, four of which are scheduled to expire in 2025, four of which are scheduled to expire in 2024, two of which are scheduled to expire in 2023, six of which are scheduled to expire in 2022, five of which are scheduled to expire in 2021, one of which is scheduled to expire in 2020 and one of which is scheduled to expire in 2018), forty-nine pending U.S. patent applications, one-hundred-ninety-eight issued foreign patents in Europe, Canada, Japan, Australia and ten other countries, and two-hundred-twenty pending foreign patent applications in Europe, Canada, Japan, Australia and fourteen other countries. The term of one or more of the issued patents may be extended due to the regulatory approval process.

Indibulin

The patent estate covering indibulin compositions, methods of use, methods of manufacture, formulations and combination therapies includes seven issued U.S. patents (three of which are scheduled to expire in 2017 and four of which are scheduled to expire in 2019), six pending U.S. patent applications, one-hundred-forty-six issued foreign patents in Europe, Canada, Japan, Australia and sixteen other countries, and forty-four pending foreign patent applications in Europe, Canada, Japan, Australia and eight other countries. Some of these patent assets are in-licensed from affiliates of Baxter Healthcare Corporation and some of which are owned by us.

Darinaparsin

The patent estate covering darinaparsin compositions, methods of use, methods of manufacture, formulations, polymorphic forms, analogs and combination therapies includes eight issued U.S. patents (two of which are scheduled to expire in 2029, two of which are scheduled to expire in 2026, one of which is scheduled to expire in 2025 and three of which are scheduled to expire in 2023), eight pending U.S. patent applications, twenty-one issued foreign patents in Europe, Japan, Australia and five other countries and sixty pending foreign patent applications in Europe, Canada, Japan, Australia and eleven other countries. Some of these patent assets are in-licensed from The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System and some are owned by us.

Governmental Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and biologics under the Public Health Service Act, or PSHA, as well as their respective implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or Biologics License Applications, or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Moreover, if our product candidates are approved by the FDA, government coverage and reimbursement policies will both directly and indirectly affect our ability to successfully commercialize our product candidates, and such coverage and reimbursement policies will be affected by future healthcare reform measures. In addition, we may be subject to state and federal laws, including anti-kickback statutes and false claims statutes as well as data privacy laws that restrict certain business practices in the biopharmaceutical industry.

Product Approval Process. None of our product candidates may be marketed in the United States until it has received FDA approval. The steps required before a drug or biologic product may be marketed in the United States include:

•	Preclinical laboratory tests, animal studies, and formulation studies;

•	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication;

•	Submission to the FDA of NDA or BLA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMPs; and

•	FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluation of product chemistry, pharmacokinetics, toxicity, immunogenicity and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the products for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application, which must become effective before human clinical trials may begin. An IND automatically takes effect 30 calendar days after receipt by the FDA, unless before that time the FDA applies a clinical hold and raises safety concerns or questions about issues such as the design of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials may proceed. We cannot be certain that submission of an IND will result in the FDA allowing a clinical trial to be initiated.

Clinical trials involve the administration of an investigational drug or biologic to human subjects under the supervision of qualified investigators. Clinical trials are conducted according to protocols that detail the study objectives, the parameters to be used in monitoring participants’ safety, and the effectiveness criteria by which the investigational product will be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. The study protocol and informed consent information for study subjects in a clinical trial must also be approved by an Institutional Review Board for each institution where the trial will be conducted. Study subjects must sign an informed consent form before participating in a clinical trial. Phase 1 usually involves the initial introduction of the investigational product into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics, and pharmacologic actions and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population in order to (1) evaluate dosage tolerance and appropriate dosage; (2) identify possible adverse effects and safety risks; and (3) evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 trials usually continue to evaluate clinical efficacy and further test for safety by using the product in its final form in an expanded patient population. There can be no assurance that Phase 1, Phase 2, or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, the sponsoring company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The FDCA permits the FDA and the IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in an NDA or BLA. This process is known as Special Protocol Assessment, or SPA, and can be a somewhat lengthy process. An agreement may not be changed by the sponsor or the FDA after the trial begins, except (1) with the written agreement of the sponsor and the FDA, or (2) if the director of the FDA reviewing division determines that “a substantial scientific issue essential to determining the safety or effectiveness of the drug” was identified after the testing began.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort, and financial resources. The FDA reviews the application and may deem it to be inadequate to support the registration, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate external advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The goals of the NDA/BLA are to provide enough information to permit FDA to reach the following key decisions:

•	Is the product safe and effective in its proposed use(s), and do its benefits outweigh its risks?

•

Is the product’s proposed labeling (package insert) appropriate, and what should it contain? Are measures necessary to mitigate risks of use of the product (referred to as Risk Evaluation and Mitigation Strategies, or REMS)?

•	Are the methods used in manufacturing the product and the controls used to maintain its quality adequate to preserve identity, strength, quality, and purity?

The FDA has various programs, including orphan drug, fast track, priority review, and accelerated approval, which are intended to expedite or simplify the process for developing and reviewing drugs, and/or provide for approval on the basis surrogate endpoints, or provide financial incentives and market exclusivity. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. A company cannot be certain that any of its investigational drugs will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced.

Before approving an NDA or BLA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA or BLA and the manufacturing facilities and deems them to be acceptable, the FDA may issue an approval letter, or in many cases, a complete response letter. The complete response letter contains the conditions that must be met in order to secure final approval of the NDA or BLA. When and if those conditions have met with the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug or biologic for specific indications. As a condition of NDA/BLA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions.

After approval, certain changes to the approved drug product, such as adding new indications, initiating certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market a drug product for any additional indication(s), it must obtain additional approval from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

Post-approval Requirements. Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: (1) report certain adverse reactions to the FDA; (2) comply with certain requirements concerning advertising and promotional labeling for their products; and (3) continue to have quality control and manufacturing procedures conform to cGMP. The FDA periodically inspects the sponsor’s records relating to safety reporting and/or manufacturing facilities; this latter effort includes assessment of cGMP compliance. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third- party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market.

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

If a suit is commenced by the patent holder during the 45-day period, the Hatch-Waxman Act provides for an automatic stay on the FDA’s ability to grant final approval of the ANDA for the generic product. Patent holders may only obtain one 30-month stay with respect to patents that were listed at the time an ANDA was filed. The period during which the FDA may not approve the ANDA and the patent challenger therefore may not market the generic product is 30 months, or such other period as may be ordered by the court. The 30-month period may or may not, and often does not, coincide with the timing of the resolution of the lawsuit or the expiration of a patent, but if the patent challenge is successful or the challenged patent expires during the 30-month period, the FDA may approve the generic drug for marketing, assuming there are no other obstacles to approval such as periods of non-patent exclusivity given to the NDA holder.

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

Coverage and Reimbursement. Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies of third-party payors and may be affected by future healthcare reform measures. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for health care. In particular, in the U.S., private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state level that seek to reduce healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, which became law in the U.S. in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers.

Federal and State Fraud and Abuse Laws. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback and false claims statutes.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Also, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly, through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes. These laws may impact, among other things, our proposed sales, marketing and education programs.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Employees

As of February 15, 2013, we had 83 employees.

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

RISKS RELATED TO OUR BUSINESS

We will require additional financial resources in order to continue ongoing development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2012, we had a net loss of $96.1 million, and, as of December 31, 2012, we have incurred approximately $283.7 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

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

We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013 and we have no current committed sources of additional capital. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our financial statements. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of December 31, 2012, we had incurred approximately $283.7 million of cumulative net losses and had approximately $73.3 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. The results from the Company’s PICASSO 3 pivotal trial in first-line STS are expected in the last week of March 2013. The Company has various dilutive and non-dilutive funding alternatives if the results are positive. If the results are negative, alternative cost-cutting efficiencies are planned in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts, if necessary, would be realized. In addition, changes may occur that would consume our existing capital prior to the second half of 2013, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our financial statements. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial in first-line STS and our adaptive Phase 3 trial in first-line SCLC for IV palifosfamide and our current timing expectations for the results of the PICASSO 3 pivotal trial and enrollment in our adaptive Phase 3 trial in first-line SCLC for IV palifosfamide, which may change based on the progression of enrollment. We have also assumed responsibility for the advancement of two product candidates in the clinic under our exclusive channel partnership with Intrexon and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

We commenced the PICASSO 3 pivotal trial for IV palifosfamide early in the third quarter of 2010 in a small number of sites in the United States as we pursued site review board clearance for trial conduct in the anticipated 150 or more sites expected worldwide. Site opening is a complex and time-consuming process, often requiring six months to complete outside of the United States. We experienced slower than anticipated enrollment in the trial at start-up due in part to the timing of site openings and regulatory approvals. While enrollment is complicated by a number of factors outside of our control, we completed full enrollment in June 2012. The outcome in progression-free survival, the study’s primary endpoint for full approval, is expected in the last week of March 2013. As an orphan designated indication, the patient population available for participation in the PICASSO 3 trial is generally limited. If we cannot meet our forecasted primary endpoint, or the primary endpoint is delayed for other reasons, the delay will postpone our receipt of results from the trial and, consequently, our ability, if positive, to submit a corresponding NDA with FDA for regulatory approval in accordance with our plans. See also “Risk Factors—Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

We have received Orphan Drug designations for palifosfamide for the treatment of soft tissue sarcomas and darinaparsin for the treatment of peripheral T-cell lymphoma in both the United States and Europe, and we may be able to receive additional Orphan Drug designation from the FDA and EMA for other product candidates. In the United States, orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan designation qualifies the sponsor of the product for the tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other product candidates will receive Orphan Drug designation or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Dr. Hagop Youssoufian, our President of Research & Development and Chief Medical Officer, Jason A. Amello, our Executive Vice President and Chief Financial Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Dr. Lewis’, Dr. Youssoufian’s, Mr. Amello’s and Mr. Belbel’s employment are governed by written employment agreements. The employment agreement with Dr. Lewis provides for a term that expires in January 2014. Drs. Lewis and Youssoufian, and Messrs. Amello and Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Drs. Lewis and Youssoufian and Messrs. Amello and Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

manufacturing practices, or cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	Perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	Pharmacological benefit and cost-effectiveness of our products relative to competing products;

•	Availability of coverage and adequate reimbursement for our products from government or other healthcare payors;

•	Effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	The price at which we sell our products.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of a drug to find market acceptance would harm our business and could require us to seek additional financing in order to fund the development of future product candidates.

Our ability to generate product revenues will be diminished if our drugs do not receive coverage from payors, sell for inadequate prices, or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement will be available from:

•	Government and health administration authorities;

•	Private health maintenance organizations and health insurers; and

•	Other healthcare payers.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for our product candidates, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

In addition, the market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that approval will be obtained. If we are unable to obtain coverage of and adequate payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most recently, in March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective in January 2010;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending beginning by January 1, 2011.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, it remains unclear the full effect that the PPACA would have on our business. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the PPACA, excepting certain provisions that would have required each state to expand its Medicaid programs or risk losing all of the state’s Medicaid funding. At this time, it remains unclear whether there will be any further changes made to the PPACA, whether in part or in its entirety. Some states have indicated that they intend to not implement certain sections of the PPACA, and some members of the US Congress are still working to repeal the PPACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

We cannot predict the impact on our business of any legislation or regulations that may be adopted in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. As the U.S. Patent and Trademark Office continues to implement the Leahy-Smith Act, and as the federal courts have the opportunity to interpret the Leahy-Smith Act, the laws and regulations governing patents, and the rules regarding patent procurement could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The patent landscape in the field of synthetic biology, which we are pursuing under our Channel Agreement with Intrexon, is particularly complex. We are aware of numerous U.S. and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of synthetic biology, including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Intrexon is early-stage technology and we are just beginning the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic biology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our Channel Agreement with Intrexon. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

Management is working to continuously monitor and improve internal controls and has set in place controls to mitigate the potential segregation of duties risk. In the event significant deficiencies or material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Capital Market, which would severely limit the liquidity of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt, and limit who may call a special meeting of stockholders. In addition, Section 203 of the Delaware General Corporation Law generally prohibits a publicly-held Delaware corporation from engaging in a business combination with a party that owns at least 15% of its common stock unless the business combination is approved by the company’s board of directors before the person acquires the 15% ownership stake or later by its board of directors and two-thirds of its stockholders. In connection with our January 2011 issuance of shares of common stock to Intrexon in a private placement transaction, our board of directors waived the Section 203 prohibition with respect to a future business combination with Intrexon. However, the Stock Purchase Agreement governing such issuance contains a standstill provision that generally prohibits Intrexon from seeking, initiating, offering or proposing to effect such a transaction prior to January 6, 2014 without our inviting them to do so. Section 203 and this standstill provision could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 1180 Avenue of the Americas, 20th Floor, New York, NY 10036. The New York office space is subject to a lease agreement that expires in October 2018. Under the terms of the lease, we lease approximately seven thousand square feet and are required to make rental payments at an average monthly rate of approximately $35 thousand through the remainder of the term of the lease. We also maintain business and development operations in Boston, MA in an office facility that occupies approximately twenty-six thousand square feet. The Boston office space consists of four floors which are leased pursuant to a lease agreement that expires August 2016 under which we are required to make rental payments at an average monthly rate of approximately $61 thousand through the remainder of the lease term. We also lease office space in Germantown, MD. The Maryland office space is subject to a lease agreement that expires in March 2014. On July 16, 2012, the Germantown, Maryland office was closed. Under the terms of the lease, we lease approximately two thousand square feet and are required to make rental payments at an average monthly rate of approximately $4 thousand through the remainder of the lease (see Note 8 to the financial statements, Commitments and Contingencies).

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$5.69	$4.15	$6.25	$4.72
June 30	$6.00	$4.39	$7.70	$5.88
September 30	$6.22	$4.97	$6.07	$4.41
December 31	$5.36	$3.99	$5.20	$3.85

Record Holders

As of February 13, 2013, we had approximately 173 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of February 13, 2013, we had approximately 10,049 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 7, 2012, we issued 3,636,926 shares of our common stock, which we refer to as the Milestone Shares, to Intrexon under the terms of our Stock Purchase Agreement with Intrexon dated January 6, 2011. Under the terms of the Stock Purchase Agreement, we agreed to issue the Milestone Shares under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. On October 24, 2012, the Company initiated dosing in a Phase 2 study of ZIN-ATI-001 for unresectable Stage III or IV melanoma, triggering the issuance of the Milestone Shares.

The offer and sale of the Milestone Shares was not registered under the Securities Act of 1933, as amended and, therefore, may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuance, we relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on our belief that the offer and sale of the shares did not involve a public offering as Intrexon is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation was involved in the issuance and sale.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2012, we purchased 107,413 shares of restricted stock from employees to cover withholding taxes due from the employees at the time that applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
October 1 to 31, 2012	—	$—
November 1 to 30, 2012	—	$—
December 1 to 31, 2012	107,413	$4.19

Total	107,413

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

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statements of Operations Data:
Research contract revenue	$800	$667	$—	$—	$—
Total operating expenses	102,969	72,067	24,546	12,123	25,619

Loss from operations	(102,169)	(71,400)	(24,546)	(12,123)	(25,619)
Other income, net	(13)	39	765	13	388
Change in fair value of warrants	6,050	7,583	(8,889)	4,461	—

Net loss	(96,132)	(63,778)	(32,670)	(7,649)	(25,231)

Basic and diluted net loss per share	$(1.22)	$(0.97)	$(0.71)	$(0.33)	$(1.19)

Weighted average number of common shares outstanding: basic and diluted	78,546	66,004	46,004	23,108	21,233

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$73,306	$104,713	$60,392	$48,839	$11,379
Total assets	83,404	108,108	61,520	49,736	12,573
Warrant liabilities	12,962	19,425	27,311	18,471	—
Total liabilities	34,959	36,501	30,967	21,632	5,834
Stockholders’ equity	48,445	71,607	30,553	28,104	6,739

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included under the heading “Business” and elsewhere in this Form 10-K, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, statements preceded by, followed by or that include the words “intends”, “estimates”, “plans”, “believes”, “expects”, “anticipates”, “should”, “could” or similar expressions, are forward-looking statements. These statements include, but are not limited to, statements regarding future sales and operating results; growth and trends of our company and our industry, generally; growth of the markets in which we participate; international events; product performance; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by us; our ability to successfully develop and commercialize our therapeutic products; our ability to expand our long-term business opportunities; financial projections and estimates and their underlying assumptions; and future performance. All of such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include, but are not limited to: whether Palifosfamide, Ad-RTS IL-12, DC-RTS IL-12, Darinaparsin, Indibulin, or any of our other therapeutic products will advance further in the clinical trials process and whether and when, if at all, they will receive final approval from the FDA or equivalent foreign regulatory agencies and for which indications; whether Palifosfamide, Ad-RTS IL-12, DC-RTS IL-12, Darinaparsin, Indibulin, and our other therapeutic products will be successfully marketed if approved; whether any of our synthetic biology platform discovery and development efforts will be successful; our ability to achieve the results contemplated by our collaboration agreements; the strength and enforceability of our intellectual property rights; competition from pharmaceutical and biotechnology companies; the development of and our ability to take advantage of the market for DNA-based biotherapeutics; our ability to raise additional capital to fund our operations on terms acceptable to us; general economic conditions; and the other risk factors contained in this Annual Report on Form 10-K. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section herein entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer drugs that can address unmet medical needs through the licensing and development of proprietary small molecule drug candidates and the synthetic biology platform. Our small molecule drug candidates are related to cancer therapeutics already on the market or in development and that can be administered by intravenous, or IV, and/or oral dosing. Our small molecule clinical programs include palifosfamide (ZIO-201), indibulin (ZIO-301) and darinaparsin (ZIO-101). We are also pursuing the development of our synthetic biology platform in the field of cancer pursuant to a partnering arrangement with Intrexon Corporation, or Intrexon. Under the arrangement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, ZIN-CTI-001 (or DC-RTS-IL-12 + AL) and ZIN-ATI-001 (or Ad-RTS-IL-12 + AL). We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, adding significantly to our small molecule drug development portfolio and utilizing our capabilities to translate science to the patient setting. More detailed descriptions of palifosfamide, indibulin, darinaparsin, ZIN-CTI-001 and ZIN-ATI-001, and our clinical development plans for each, are set forth in this report under the caption “Business—Product Candidates.”

Development Plans

We are currently pursuing several clinical programs for our small molecule and synthetic biology candidates, which include:

•	palifosfamide (ZIO-201)—completing our Phase 3 pivotal trial in first-line metastatic STS, entitled PICASSO 3, and continuing enrollment in our Phase 3 trial in SCLC, entitled MATISSE.

•	ZIN-CTI-001—completing a Phase 1b trial in patients with metastatic melanoma.

•

ZIN-ATI-001—completing a Phase 1b trial in patients with late-stage melanoma, continuing enrollment in our Phase 2 trial in patients with late-stage melanoma and enrolling a Phase 2 trial of ZIN-ATI-001 and palifosfamide for breast cancer.

•	indibulin (ZIO-301)—completing a Phase 1 trial in patients with metastatic breast cancer.

•	darinaparsin (ZIO-101)—working with Solasia in the licensed territory; assessing future oral/IV opportunities.

We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon.

Our current plans involve using our principal internal financial resources to develop palifosfamide and to extend the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional resources to support further development activities for all of our product candidates. Based on these plans, we expect to incur the following expenses during the next twelve months: approximately $123.2 million on research and development expenses and approximately $29.1 million on general corporate and administrative expenses. As of December 31, 2012, we had approximately $73.3 million of cash and cash equivalents. This forecast of expenses is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “—Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

In 2012, our clinical projects consisted primarily of two Phase 3 projects for our lead product candidate, palifosfamide. The expenses for our Phase 3 palifosfamide study in STS incurred by us to third parties were $14.4 million for the year ended December 31, 2012, and $34.7 million from the project inception in July 2010 through December 31, 2012. The expenses for our Phase 3 palifosfamide study in SCLC incurred by us to third parties were $10.8 million for the year ended December 31, 2012, and $10.8 million from the project inception in December 2011 through December 31, 2012.

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

We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1 - 2years
Phase II	2 - 3years
Phase III	2 - 4years

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

Results of Operations for the fiscal year ended December 31, 2012 versus December 31, 2011

Revenues. Revenues for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011	Change
($ in thousands)
Collaboration revenue	$800	$667	$133	20%

Revenue for the year ended December 31, 2012 increased by $0.1 million from the year ended December 31, 2011. The increase was due to our receipt of funds under our collaboration agreement with Solasia to further the research and development of darinaparsin. We recognize the research and development funding revenue relating to this collaboration agreement in equal monthly amounts over the estimated period of performance of 75 months commencing March 2011.

Research and Development Expenses. Research and development expenses during the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011	Change
($ in thousands)
Research and development	$83,446	$57,083	$26,363	46%

Research and development expenses for the year ended December 31, 2012 increased by $26.4 million from the year ended December 31, 2011. The increase was due to the following changes since 2011: higher trial costs of $10.8 million related to the Phase 3 palifosfamide study in SCLC, which started in 2012; increased preclinical trial costs of $1.8 million due to additional studies needed to assist in NDA filing preparation; other clinical costs of $0.8 million; manufacturing activity costs of $5.6 million needed to support existing trials and further development of drugs; a $1.3 million increase in non-cash expense related to our Channel Agreement over 2011; salary and employee-related costs of $5.6 million due to increased headcount to support increases in Research and Development activities discussed above; and $0.9 million related to a new safety database, offset by other cost reductions of ($0.4) million.

We expect our research and development expenses to increase, as compared to prior periods, as we continue our pivotal Phase 3 study of palifosfamide and other studies for palifosfamide, DNA therapeutics, indibulin and darinaparsin.

General and Administrative Expenses. General and administrative expenses during the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011	Change
($ in thousands)
General and administrative	$19,523	$14,984	$4,539	30%

General and administrative expenses for the year ended December 31, 2012 increased by $4.5 million from the year ended December 31, 2011. The increase was primarily due to higher salary and higher employee-related costs of $2.0 million to support increased activity in clinical studies, non-employee contracted costs of $1.2 million, costs of $1.0 million related to our restructuring and other costs of $0.3 million.

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other Income (Expense). Other income (expense) during the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,		Change
	2012	2011
($ in thousands)
Other income, net	$(13)	$39	$(52)	-133%
Change in fair value of warrants	6,050	7,583	$(1,533)	-20%

Total	$6,037	$7,622	$(1,585)

The decrease in other income (expense) from the year ended December 31, 2012 compared to the year ended December 31, 2011 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $6,050 thousand in 2012 as compared to a gain of $7,583 thousand in 2011. The change in liability-classified warrants is attributable to the decrease in our stock price, decrease in remaining term and a decrease in volatility. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds.

Results of Operations for the fiscal year ended December 31, 2011 versus December 31, 2010

Revenues. Revenues for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,		Change
	2011	2010
($ in thousands)
Collaboration revenue	$667	$—	$667	100%

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

Research and Development Expenses. Research and development expenses during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,		Change
	2011	2010
($ in thousands)
Research and development	$57,083	$12,910	$44,173	342%

Research and development expenses for the year ended December 31, 2011 increased by $44.2 million from the year ended December 31, 2010. The increase was primarily due to a one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, including our associated license of Intrexon technology, along with increased clinical costs of $14.4 million, of which $10.5 million related to the Phase 3 palifosfamide study, $3.4 million related to DNA based therapeutics projects and $0.5 million related to other clinical trials, increased preclinical costs of $2.8 million, increased manufacturing activity of $3.9 million to replenish drug supplies and further develop palifosfamide, increased salary and employee-related costs of $5.3 million resulting from additional headcount and other costs of $0.3 million.

Exclusive of the one-time $17.5 million non-cash expense related to our channel partnership arrangement with Intrexon, we expect our research and development expenses to increase, as compared to prior periods, as we continue our pivotal Phase 3 study of palifosfamide and other studies for palifosfamide, DNA therapeutics, indibulin and darinaparsin.

General and Administrative Expenses. General and administrative expenses during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,		Change
	2011	2010
($ in thousands)
General and administrative	$14,984	$11,636	$3,348	29%

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

We expect our general and administrative expenses to increase moderately to support increased activity in clinical studies.

Other Income (Expense). Other income (expense) during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
	2011	2010	Change
($ in thousands)
Other income, net	$39	$765	$(726)	-95%
Change in fair value of warrants	7,583	(8,889)	$16,472	-185%

Total	$7,622	$(8,124)	$15,746

The increase in other income (expense) from the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $7,583 thousand in 2011 as compared to a loss of $8,889 thousand in 2010. The change in liability-classified warrants is attributable to the decrease in our stock price, decrease in remaining term and a decrease in volatility. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $73.3 million in cash and cash equivalents, compared to $104.7 million in cash and cash equivalents as of December 31, 2011. We anticipate that our cash resources will be sufficient to fund our operations into the second half of 2013. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our financial statements. The results from the Company’s PICASSO 3 pivotal trial in first-line STS are expected in the last week of March 2013. The Company has various dilutive and non-dilutive funding alternatives if the results are positive. If the results are negative, alternative cost-cutting efficiencies are planned in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts, if necessary, would be realized. In addition, changes may occur that would consume our existing capital prior to the second half of 2013, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the trial design for our PICASSO 3 pivotal trial in first-line STS and our adaptive Phase 3 trial in first-line SCLC for IV palifosfamide and our current timing expectations for the results of the PICASSO 3 pivotal trial and enrollment in our adaptive Phase 3 trial in first-line SCLC for IV palifosfamide, which may change based on the progression of enrollment. We also assumed responsibility for the advancement of two product candidates in the clinic under our Channel Agreement with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, we assumed development responsibility for these products on January 6, 2011, and the actual costs associated therewith may be significantly in excess of forecasted amounts.

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

Recent Financing Transactions

January 2012 Public Offering

On January 20, 2012, we entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 9,650,000 shares of our common stock. The price to the public in the offering was $5.20 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a purchase price of $4.888 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,447,500 shares of common stock at a purchase price of $4.888 per share. The offering was made pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 9,650,000 shares on January 25, 2012 and purchased an additional 464,401 shares on January 31, 2012 pursuant to the partial exercise of their option to purchase additional shares, resulting in our issuing a total of 10,114,401 shares. The net proceeds from the offering were approximately $49.2 million after deducting underwriting discounts and estimated offering expenses payable by us.

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010 and the period from September 9, 2003 (date of inception) through December 31, 2012:

	Year ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2012

	2012	2011	2010
($ in thousands)
Net cash provided by (used in):
Operating activities	$(78,832)	$(38,835)	$(19,694)	$(221,640)
Investing activities	(1,559)	(1,156)	(186)	(4,625)
Financing activities	48,984	84,312	31,433	299,571

Net increase (decrease) in cash and cash equivalents	$(31,407)	$44,321	$11,553	$73,306

Net cash used in operating activities was $78.8 million for the year ended December 31, 2012 compared to $38.8 million for the year ended December 31, 2011. The $40.0 million increase was due to an increase in prepaid expenses and other current assets attributable to a related party prepayment (see Note 7 to the financial statements, Related Party Transactions), as well as an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development. Net cash used in operating activities was $38.8 million for the year ended December 31, 2011 compared to $19.7 million for the year ended December 31, 2010. The $19.1 million increase was primarily due to an increase in the net loss from operations, caused by increased research and development activities relating to the palifosfamide pivotal trial.

Net cash used in investing activities was $1.6 million for the year ended December 31, 2012 compared to $1.2 million for the year ended December 31, 2011. The increase was due to the build out of additional space in our Boston and New York offices including leasehold improvements and furniture and fixtures along with software additions.

Net cash provided by financing activities was $49.0 million for the year ended December 31, 2012 compared to $84.3 million for the year ended December 31, 2011 and $31.4 million for the year ended December 31, 2010.

The change is primarily attributable to a $49.2 million financing that occurred during the year ended December 31, 2012 versus a $71.2 million financing and warrant exercises of $12.3 million that occurred during the year ended December 31, 2011. There was also a $32.8 million financing during the year ended December 31, 2010.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2012, our accumulated deficit was approximately $283.7 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Costs associated with the development of our product candidates;

•	Our ability to secure partnering arrangements;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and

•	Other matters identified under Part II—Item 1A. “Risk Factors”.

Working capital as of December 31, 2012 was $61.4 million, consisting of $80.3 million in current assets and $18.9 million in current liabilities. Working capital as of December 31, 2011 was $92.7 million, consisting of $106.1 million in current assets and $13.4 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$5,567	$1,200	$2,445	$1,498	$424
Royalty and license fees	1,400	275	550	550	25
Contract milestone payments	25,162	17,579	7,279	304	—

Total	$32,129	$19,054	$10,274	$2,352	$449

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts and our office in Germantown, MD, which was closed on July 16, 2012. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreements with PPD Development, L.P., Pharmaceutical Research Associates, Inc., and Novella Clinical, Inc. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of December 31, 2012 (see Note 8 to the financial statements, Commitments and Contingencies).

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

We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•	Clinical trial expenses;

•	Fair value measurements of stock based compensation and warrants; and

•	Income taxes.

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

Fair Value Measurements of Stock Based Compensation and Warrants

Accounting standards define fair value, establish a framework for measuring fair value under generally accepted accounting principles and enhance disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Income Taxes

In preparing our financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which, prior to the consideration for the need for a valuation allowance, are included on the balance sheet. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

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

Recent Accounting Pronouncements

In January 2011, we adopted Accounting Standards Update, or ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. The adoption of this standard did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity;

(2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-11 Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update is effective for periods beginning after January 1, 2013. The adoption of this standard will not have an impact on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-45 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2012, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

McGladrey LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2012. That report is included in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the information in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the sections entitled Proposals—Election of Directors, Executive Officers, Information Regarding the Board of Directors and Corporate Governance and Stock Ownership.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference from the information in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, and our 2012 Stock Option Plan, or the 2012 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2012 with respect to the 2003 and 2012 Plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	5,608,855	$4.03	—
2012 Stock Option Plan	2,293,980	$4.34	1,706,020

Total:	7,902,835	$4.12	1,706,020

Equity compensation plans not approved by stockholders:
	—	$—	—

Total:	—	$—	—

Additional information in response to this Item is incorporated herein by reference from the information in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Stock Ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference from the information in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance.

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference from the information in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Independent Registered Public Accounting Firm Fees and Other Matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements:

The Financial Statements required to be filed by Item 8 of this annual report on Form 10-K, and filed in this Item 15, are as follows:

Page
Balance Sheets as of December 31, 2012 and 2011	F-3
Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, and for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-4
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-5-10
Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, and for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-11
Notes to Financial Statements	F-12

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

ZIOPHARM ONCOLOGY, INC.
Date: March 18, 2013	By:	/s/ Jonathan Lewis
Jonathan Lewis
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2013	By:	/s/ Jason A. Amello
Jason A. Amello
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Lewis Jonathan Lewis	Director and Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/s/ Jason A. Amello Jason A. Amello	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 18, 2013

/s/ Murray Brennan Murray Brennan	Director	March 18, 2013

/s/ James Cannon James Cannon	Director	March 18, 2013

/s/ Wyche Fowler, Jr. Wyche Fowler, Jr.	Director	March 18, 2013

/s/ Randal J. Kirk Randal J. Kirk	Director	March 18, 2013

/s/ Timothy McInerney Timothy McInerney	Director	March 18, 2013

/s/ Michael Weiser Michael Weiser	Director	March 18, 2013

ZIOPHARM Oncology, Inc. (a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (McGladrey LLP)	F-1

Balance Sheets as of December 31, 2012 and 2011	F-3
Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, and for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-4
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-5-10
Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, and for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-11
Notes to Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ZIOPHARM Oncology, Inc.

Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and for the period from September 9, 2003 (date of inception) through December 31, 2012. We also have audited ZIOPHARM Oncology, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. ZIOPHARM Oncology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The financial statements for the period from September 9, 2003 (date of inception) to December 31, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and from September 9, 2003 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ZIOPHARM Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the annual financial statements, the Company has incurred recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

Boston, Massachusetts

March 18, 2013

ZIOPHARM Oncology, Inc. (a development stage enterprise)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$73,306	$104,713
Receivables	58	79
Prepaid expenses and other current assets	6,912	1,313

Total current assets	80,276	106,105

Property and equipment, net	1,994	1,141
Deposits	133	91
Other non current assets	1,001	771

Total assets	$83,404	$108,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,509	$1,727
Accrued expenses	16,516	10,821
Deferred revenue—current portion	800	800
Deferred rent—current portion	39	15

Total current liabilities	18,864	13,363

Deferred revenue	2,733	3,533
Deferred rent	400	180
Warrant liabilities	12,962	19,425

Total liabilities	34,959	36,501

Commitments and contingencies (note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 83,236,840 and 69,206,044 shares issued and outstanding at December 31, 2012 and 2011, respectively	83	69
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital—common stock	325,177	246,519
Additional paid-in capital—warrants issued	6,909	12,611
Deficit accumulated during the development stage	(283,724)	(187,592)

Total stockholders’ equity	48,445	71,607

Total liabilities and stockholders’ equity	$83,404	$108,108

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2012
	2012	2011	2010
Revenue	$800	$667	$—	$1,467

Operating expenses:
Research and development	83,446	57,083	12,910	212,345
General and administrative	19,523	14,984	11,636	88,318

Total operating expenses	102,969	72,067	24,546	300,663

Loss from operations	(102,169)	(71,400)	(24,546)	(299,196)

Other income, net	(13)	39	765	4,701
Change in fair value of warrants	6,050	7,583	(8,889)	10,771

Net loss	$(96,132)	$(63,778)	$(32,670)	$(283,724)

Basic and diluted net loss per share	$(1.22)	$(0.97)	$(0.71)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	78,546,112	66,003,789	46,003,996

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period September 9, 2003 (date of inception) to December 31, 2012

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

For the Period September 9, 2003 (date of inception) to December 31, 2012

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

For the Period September 9, 2003 (date of inception) to December 31, 2012

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2012

(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
			Warrants to Purchase Series A Preferred Stock			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Series A Preferred Stock			Common Stock
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	1,600	—	—	1,600
Issuance of restricted common stock	—	—	—	586,500	1	(1)	—	—	—
Forfeiture of unvested restricted common stock	—	—	—	(25,000)	—	—	—	—	—
Other	—	—	—	—	—	1	—	(1)	—
Net loss	—	—	—	—	—	—	—	(25,231)	(25,231)

Balance at December 31, 2008	—	—	—	21,860,464	22	71,274	20,504	(85,061)	6,739
Cummulative effect of a change in accounting principle - January 1, 2009 reclassification of warrants to warrant liabilities	—	—	—	—	—	—	(1,638)	1,566	(72)
Stock-based compensation	—	—	—	—	—	2,181	—	—	2,181
Forfeiture of unvested restricted common stock	—	—	—	(69,500)	—	—	—	—	—
Issuance of common stock and warrants in a private placement, net of expenses $465	—	—	—	2,772,337	3	385	4,207	—	4,595
Issuance of common stock and warrants in a registered direct offering, net of commission and expenses of $2,802 and warrants of $22,860	—	—	—	15,484,000	15	22,323	—	—	22,338
Exercise of warrants to purchase common stock	—	—	—	136,986	—	279	—	—	279
Exercise of employee stock options	—	—	—	102,564	—	73	—	—	73
Issuance of restricted common stock	—	—	—	1,400,500	2	(2)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(103,823)	—	(380)	—	—	(380)
Net loss	—	—	—	—	—	—	—	(7,649)	(7,649)

Balance at December 31, 2009	—	—	—	41,583,528	42	96,133	23,073	(91,144)	28,104

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2012

(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	3,637	—	—	3,637
Issuance of common stock in a registered direct offering, net of commission and expenses of $2,203	—	—	—	7,000,000	7	32,797	—	—	32,804
Exercise of warrants to purchase common stock	—	—	—	39,225	—	360	(239)	—	121
Exercise of employee stock options	—	—	—	196,167	—	225	—	—	225
Issuance of restricted common stock	—	—	—	115,000	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(416,108)	(1)	(1,667)	—	—	(1,668)
Cancelled restricted stock	—	—	—	(51,250)	—	—	—	—	—
Expired warrants	—	—	—	—	—	45	(45)	—	—
Net loss	—	—	—	—	—	—	—	(32,670)	(32,670)

Balance at December 31, 2010	—	—	—	48,466,562	48	131,530	22,789	(123,814)	30,553
Stock-based compensation	—	—	—	—	—	2,759	—	—	2,759
Issuance of common stock in a securities offering, net of commission and expenses of $245	—	—	—	11,040,000	11	59,795	—	—	59,806
Issuance of common stock in a collaboration agreement net of commission and expenses of $86	—	—	—	6,063,161	6	28,852	—	—	28,858
Exercise of warrants to purchase common stock	—	—	—	2,377,571	2	21,766	(9,067)	—	12,701
Exercise of employee stock options	—	—	—	479,666	1	980	—	—	981
Exercise of non-employee stock options	—	—	—	6,904	—	—	—	—	—
Issuance of restricted common stock	—	—	—	848,406	1	(1)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(59,559)	—	(273)	—	—	(273)
Cancelled restricted stock	—	—	—	(16,667)	—	—	—	—	—
Expired warrants	—	—	—	—	—	1,111	(1,111)	—	—
Net loss	—	—	—	—	—	—	—	(63,778)	(63,778)

Balance at December 31, 2011	—	—	—	69,206,044	69	246,519	12,611	(187,592)	71,607

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2012

(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	4,880	—	—	4,880
Issuance of common stock in a registered direct offering, net of commission and expenses of $3,426	—	—	—	10,114,401	11	49,159	—	—	49,170
Exercise of warrants to purchase common stock	—	—	—	259,660	—	1,011	(269)	—	742
Exercise of employee stock options	—	—	—	8,300	—	30	—	—	30
Issuance of restricted common stock	—	—	—	258,032	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(123,153)	—	(546)	—	—	(546)
Cancelled restricted stock	—	—	—	(123,370)	—	—	—	—	—
Expired warrants	—	—	—	—	—	5,433	(5,433)	—	—
Issuance of common stock in a collaboration agreement	—	—	—	3,636,926	3	18,691	—	—	18,694
Net Loss								(96,132)	(96,132)

Balance at December 31, 2012	—	$—	$—	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CASH FLOWS

(in thousands)

				Period from September 9, 2003 (date of inception) through December 31, 2012
	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(96,132)	$(63,778)	$(32,670)	$(283,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	268	188	2,574
Stock-based compensation	4,880	2,759	3,637	20,181
Change in fair value of warrants	(6,050)	(7,583)	8,889	(10,771)
Loss on disposal of fixed assets	48	—	—	57
Common stock issued in exchange for in-process research and development	18,694	17,457	—	36,151
Change in operating assets and liabilities:
(Increase) decrease in:
Collaboration receivable	21	(79)	—	(58)
Prepaid expenses and other current assets	(5,599)	(889)	(70)	(6,912)
Other noncurrent assets	(230)	(407)	(122)	(1,001)
Deposits	(43)	(4)	(41)	(134)
Increase (decrease) in:
Accounts payable	(218)	696	(758)	1,509
Accrued expenses	5,695	8,283	1,277	16,516
Deferred revenue	(800)	4,333	—	3,533
Deferred rent	244	109	(24)	439

Net cash used in operating activities	(78,832)	(38,835)	(19,694)	(221,640)

Cash flows from investing activities:
Purchases of property and equipment	(1,559)	(1,156)	(186)	(4,626)
Proceeds from sale of property and equipment	—	—	—	1

Net cash used in investing activities	(1,559)	(1,156)	(186)	(4,625)

Cash flows from financing activities:
Stockholders’ capital contribution	—	—	—	500
Proceeds from exercise of stock options	30	980	225	1,373
Payments to employees for repurchase of restricted common stock	(546)	(274)	(1,668)	(2,867)
Proceeds from exercise of warrants	330	12,399	72	13,079
Proceeds from issuance of common stock and warrants, net	49,170	71,207	32,804	270,726
Proceeds from issuance of preferred stock, net	—	—	—	16,760

Net cash provided by financing activities	48,984	84,312	31,433	299,571

Net increase (decrease) in cash and cash equivalents	(31,407)	44,321	11,553	73,306
Cash and cash equivalents, beginning of period	104,713	60,392	48,839	—

Cash and cash equivalents, end of period	$73,306	$104,713	$60,392	$73,306

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$—

Cash paid for income taxes	$—	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$—	$—	$47,276

Preferred stock conversion to common stock	$—	$—	$—	$16,760

Exercise of equity-classified warrants to common shares	$269	$9,067	$239	$9,324

Exercise of liability-classified warrants to common shares	$412	$303	$49	$352

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.    Organization

ZIOPHARM Oncology, Inc., which we refer to as “ZIOPHARM” or the “Company”, is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, products for the treatment of important unmet medical needs in cancer.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at December 31, 2012. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and had no significant revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2012, the Company’s accumulated deficit was approximately $283.7 million. The Company currently believes that its existing cash resources at December 31, 2012, will be sufficient to fund its operations into the second half of 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has a variety of ongoing clinical trials, the outcomes of which will have an impact on managements’ plans to improve liquidity. The Company has various dilutive and non-dilutive funding alternatives if the results are positive and if the results are negative, alternative cost-cutting efficiencies are planned in an attempt to extend the Company’s cash resources as long as possible. There is no assurance that any fundraising or any cost-cutting alternative would be realized. In addition, changes may occur that would consume the Company’s existing capital prior to the second half of 2013, including expansion of the scope of, and/or slower than expected progress of, the Company’s research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from the Company’s current expectations, which could materially impact the Company’s use of capital and the Company’s forecast of the period of time through which the Company’s financial resources will be adequate to support the Company’s operations. The Company has also assumed responsibility for the advancement of two product candidates in the clinic under its exclusive channel partnership with Intrexon Note 2 and the Company expects that the costs associated with these and additional product candidates will increase the level of its overall research and development expenses significantly going forward. Although the Company’s forecasts for expenses and the sufficiency of its capital resources takes into account its plans to develop the Intrexon products, the Company assumed development responsibility for these products on January 6, 2011, and the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to above factors, the Company’s actual cash requirements may vary materially from the Company’s current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of its research and development programs, competitive and technical advances, costs associated with the development of the Company’s product candidates, its ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing the Company’s intellectual property rights. If the Company exhausts its capital reserves more quickly than anticipated, regardless of the reason, and the Company is unable to obtain additional financing on terms acceptable to it or at all, the Company will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them. Moreover, if the Company fails to advance one or more of its current product candidates to later-stage clinical trials, successfully commercialize one or more of its product candidates, or acquire new product candidates for development, the Company may have difficulty attracting investors that might otherwise be a source of additional financing.

In the current economic environment, the Company’s need for additional capital and limited capital resources may force it to accept financing terms that could be significantly more dilutive to existing stockholders than if the

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.    Organization (Continued)

Company were raising capital when the capital markets were more stable. To the extent that the Company raises additional capital by issuing equity securities, its stockholders may experience dilution. In addition, the Company could grant future investors rights superior to those of its existing stockholders. If the Company raises additional funds through collaborations and licensing arrangements, it could be necessary to relinquish some rights to its technologies, product candidates or products, or grant licenses on terms that are not favorable to the Company. If it raises additional funds by incurring debt, the Company could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which the Company conducts its business.

2.    Financings

On January 20, 2012, the Company entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 9,650,000 shares of our common stock. The price to the public in the offering was $5.20 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $4.888 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,447,500 shares of common stock at a purchase price of $4.888 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 9,650,000 shares on January 25, 2012 and purchased an additional 464,401 shares on January 31, 2012 pursuant to the partial exercise of their option to purchase additional shares, resulting in our issuing a total of 10,114,401 shares. The net proceeds from the offering were approximately $49.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

On February 3, 2011, the Company entered into an underwriting agreement with Barclays Capital Inc., or Barclays, relating to the issuance and sale of 9,600,000 shares of the Company’s common stock in a public offering. The price to the public in the offering was $5.75 per share, and Barclays, as the sole underwriter for the offering, agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $5.425 per share. Under the terms of the underwriting agreement, the Company also granted Barclays an option, exercisable for 30 days, to purchase up to an additional 1,440,000 shares of the Company’s common stock at a purchase price of $5.425 per share. On February 8, 2011, the transactions contemplated by the underwriting agreement were completed. In connection with the closing, Barclays exercised in full its option to purchase the additional 1,440,000 shares, resulting in the Company issuing a total of 11,040,000 shares at the closing. The net proceeds from the offering were approximately $59.8 million after deducting underwriting discounts and offering expenses.

On January 6, 2011, and in conjunction with the Company’s execution and delivery of the Channel Agreement with Intrexon Corporation, or Intrexon, the Company entered into a Stock Purchase Agreement and Registration Rights Agreement with Intrexon. On January 12, 2011, and pursuant to that Stock Purchase Agreement, Intrexon purchased 2,426,235 shares of the Company’s common stock in a private placement for a total purchase price of $11,645,928, or $4.80 per share. The Company simultaneously issued to Intrexon an additional 3,636,926 shares of its common stock for a cash purchase price equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement. This resulted in a non-cash expense of approximately $17.5 million for the in process research and development. Under the terms of the Stock Purchase Agreement, the Company agreed to issue to Intrexon an additional 3,636,926 shares of its common stock under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.    Financings (Continued)

the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. These shares were issued on November 7, 2012 (See Note 11 to the financial statements, Preferred Stock and Stockholders’ Equity), and when issued, the purchase price for such shares was equal to the $0.001 par value of such shares, which price was deemed paid in partial consideration for the execution and delivery of the Channel Agreement, in accordance with the terms of the Stock Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company has filed a registration statement with the SEC registering the resale of the shares that we have issued or may issue to Intrexon under the Stock Purchase Agreement.

Also under the Stock Purchase Agreement, if requested by the Company and subject to certain conditions, restrictions and limitations, Intrexon has agreed to purchase the Company’s securities in conjunction with ‘‘qualified’’ securities offerings that are conducted by the Company while the Channel Agreement remains in effect. In conjunction with a qualified offering, Intrexon has committed to purchase up to 19.99% of the securities offered and sold therein (exclusive of Intrexon’s purchase) if requested to do so by the Company. Intrexon will not be obligated to purchase securities in a ‘‘qualified’’ securities offering unless the Company is then in substantial compliance with its obligations under the Channel Agreement and, with respect to a ‘‘qualified’’ offering that is completed following January 6, 2012, the Company confirms its intent that 40% of the offering’s net proceeds shall have been spent, or in the next year will be spent, by the Company under the Channel Agreement. In the case of a ‘‘qualified’’ offering that is completed after January 6, 2013, Intrexon’s purchase commitment will be further limited to an amount equal to one-half of the proceeds spent or to be spent by the Company under the Channel Agreement. Intrexon’s aggregate purchase commitment for all future qualified offerings is capped at $50.0 million. The Company and Intrexon subsequently amended the Stock Purchase Agreement to clarify that gross proceeds from the sale of Company securities to Intrexon in a qualified offering will apply against Intrexon’s $50.0 million purchase commitment regardless of whether Intrexon participates voluntarily or at the request of the Company. As a result of Intrexon’s purchase of securities in our February 2012 public offering, the remaining maximum amount of Intrexon’s equity purchase commitment is approximately $29.0 million.

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.    Financings (Continued)

In connection with a 2009 underwritten public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the Underwriters). The investor warrants are exercisable immediately and the underwriter warrants exercisable six months after the date of issuance. The warrants have an exercise price of $4.02 per share and have a five year term. The fair value of the warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of five years and no dividends.

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified as liabilities (see Note 9 to the financial statements, Warrants).

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

In connection with a 2009 private placement, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which are exercisable immediately. The warrants have an exercise price of $2.04 per share and have a five year term. The fair value of the warrants was estimated at $4.2 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of five years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet.

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

2.    Financings (Continued)

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

2.    Financings (Continued)

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

2.    Financings (Continued)

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

2.    Financings (Continued)

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

NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

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

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not identify any material events that require accounting or disclosure in these financial statements.

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

Restricted Cash

Other non-current assets include cash of $691 thousand that is restricted as collateral for the Company’s facility leases.

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

Warrants

The Company applies the accounting standard which provides guidance in assessing whether an equity-based financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology the Company concluded that certain warrants issued by the Company have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore are classified as liabilities in the Company’s balance sheet. The liability classified warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of Other income, net in the accompanying Statement of Operations. Fair value is measured using the binomial valuation model. In December 2011, the Company switched from the Black-Scholes valuation model to the binomial valuation model as it provides a better evaluation of the fair market value of the Company’s liability-classified warrants.

Fair Value Measurements

The Company accounts for fair value measurements of its financial assets and liabilities and non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$72,002	$72,002	$—	$—

Warrant liability	$12,962	$—	$12,962	$—

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$103,736	$103,736	$—	$—

Warrant liability	$19,425	$—	$19,425	$—

The cash equivalents represent deposits in a short term U.S. treasury money market mutual fund. The warrants were valued using a binomial valuation model. See Note 9 to the financial statements, Warrants, for additional disclosure on the valuation methodology and significant assumptions.

Revenue Recognition

The Company receives revenue from a collaboration agreement (see Note 4 to the financial statements, Collaborations and Alliances). Collaboration arrangements typically include payments for one or more of the following: non-refundable, upfront license fees, funding of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Arrangements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner. The consideration received is then allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

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

NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company evaluates the realizability of our deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense (see Note 10 to the financial statements, Income Taxes).

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2012, 2011, and 2010 and did not capitalize any such costs on the balance sheets. The Company recognized $3.1 million, $2.1 million, and $1.3 million of compensation expense related to vesting of employee stock options during the years ended December 31, 2012, 2011, and 2010, respectively. In the years ended December 31, 2012, 2011, and 2010, the Company recognized $1.7 million, $635 thousand, and $2.4 million of compensation expense, respectively, related to vesting of restricted stock (see Note 12 to the financial statements, Stock Option Plan). In the years ended December 31, 2012, 2011, and 2010, the Company recognized $4.9 million, $2.8 million, and $3.6 million of compensation expense, respectively, related to vesting of employee and director awards. In the year ended December 31, 2010, the Company recognized $27 thousand of compensation expense related to non-employee milestone awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2012	2011	2010
Research and development	$1,917	$890	$690
General and administrative	2,963	1,869	2,947

Share based employee compensation expense before tax	4,880	2,759	3,637
Income tax benefit	—	—	—

Net share based employee compensation expense	$4,880	$2,759	$3,637

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

NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

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

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2012, 2011, and 2010 was approximately $3.06, $4.04, and $3.26 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated volatility using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2012	2011	2010
Weighted average risk-free interest rate	0.79 - 1.13%	1.09 - 2.69%	1.13 - 2.75%
Expected life in years	6	6	5
Expected volatility	83.36 - 83.53%	83.26 - 87.29%	89.2 - 90.6%
Expected dividend yield	0	0	0

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2012, 2011, and 2010 consist of the following:

	December 31,
	2012	2011	2010
Stock options	7,147,303	5,138,486	4,566,935
Unvested restricted stock	733,739	950,906	348,753
Warrants	11,197,454	13,117,264	15,912,142

	19,078,496	19,206,656	20,827,830

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In January 2011, the Company adopted Accounting Standards Update, or ASU, No. 2010-06, “Improving Disclosures About Fair Value Measurements” which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. The adoption of this standard did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update is effective for periods beginning after January 1, 2013. The adoption of this standard will not have an impact on our financial position or results of operations.

4.    Collaborations and Alliances

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia.

Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both IV and oral forms and related organic arsenic molecules, in all indications for human use in a pan- Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, the Company received an upfront payment of $5 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4.    Collaborations and Alliances (Continued)

sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia.

The upfront payment for research and development funding is earned over the period of effort. The Company currently estimates this period to be 75 months, which could be adjusted in the future.

Under the License and Collaboration Agreement, the Company provides Solasia with drug product to conduct clinical trials. These transfers are accounted for as a reduction of research and development costs and an increase in collaboration receivables.

The License and Collaboration Agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.

5.    Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2012	2011
Office and computer equipment	$1,552	$1,021
Software	856	399
Leasehold improvements	1,357	890
Manufacturing equipment	153	156

	3,918	2,466
Less accumulated depreciation	(1,924)	(1,325)

Property and equipment, net	$1,994	$1,141

Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2012, 2011, 2010 and from September 9, 2003 (date of inception) to December 31, 2012 (in thousands) was: $658, $268, $188, and $2,574, respectively.

6.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2012	2011
Professional services	$835	$1,131
Clinical consulting services	9,628	6,913
Preclinical services	411	1,093
Manufacturing services	3,217	767
Accrued vacation	452	307
Other consulting services	903	347
Payroll taxes and benefits	585	263
Severance	474	—
Employee compensation	11	—

Accrued expenses	$16,516	$10,821

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7.    Related Party Transactions

During 2005, the Company engaged Paramount to assist in placing shares of Series A Preferred Stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also a managing member of Horizon BioMedical Ventures, LLC, or Horizon. On December 30, 2004, Horizon authorized the distribution of 2,428,911(4,848,376 pre-Merger) shares of the Company’s common stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,456 (2,424,188 pre-Merger) shares of common stock to Mibars, LLC, or Mibars, and to Dr. Rosenwald and his designees, which we refer to as the “Designated Shares”. The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

In connection with the December 22, 2004 Option Agreement with Southern Research Institute, or SRI, the Company entered into a Finders Agreement, dated December 23, 2004, with Paramount pursuant to which the Company has agreed to compensate Paramount, for services in connection with the Company’s introduction to SRI through the payment of (a) a cash fee of $60 thousand and (b) warrants to purchase 62,621 (125,000 pre-Merger) shares of the Company’s common stock at a price equal to $4.75 ($2.38 pre-Merger) per share. The Company has estimated the fair value of such warrants using the Black-Scholes model, using an assumed risk-free rate of 3.93%, and expected life of 7 years, volatility of 134% and dividend yield of 0%. In December 2004, the Company expensed the $60 thousand that was payable to Paramount and recognized compensation expense in the amount of $251 thousand for the issuance of the warrants. These warrants expired on December 23, 2011.

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

NOTES TO FINANCIAL STATEMENTS

7.    Related Party Transactions (Continued)

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

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon Corporation, or Intrexon (see Note 8 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.5 million was for services already incurred and the remaining $4.9 million was for services expected to be incurred within a year. This amount has been included as part of prepaid expenses and other current assets on the accompanying balance sheet as of December 31, 2012. The Company does not owe any amounts to Intrexon that have not already been accrued for as of December 31, 2012.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering (see Note 2 to the financial statements, Financings).

On November 7, 2012, the Company issued 3,636,926 shares of common stock to Intrexon (see Note 11 to the financial statements, Preferred Stock and Stockholders’ Equity).

8.    Commitments and Contingencies

Operating Leases

Prior to December 31, 2011, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupies 7,259 square feet of space in New York, NY, and maintains a $388 thousand letter of credit. The

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)

collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2012. The lease for office space in New York, NY expires in October 2018.

Prior to December 31, 2011, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. That space consisted of 5,249 square feet on the first floor, 8,538 square feet on the second floor, and 6,959 square feet on the third floor. As of December 31, 2011, the Company had paid a total of $86 thousand to its landlord for security deposits for these agreements. In June 2012, the Company re-negotiated a master lease for the entire Boston office space, added 9,800 square feet of office space on the fourth floor, surrendered 4,113 square feet from the second floor, and incorporated all floors’ lease agreements under the same master agreement expiring in August 2016. The Company provided an additional $41 thousand security deposit for the additional space on the fourth floor. As of December 31, 2012, the Company occupies 26,433 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

In April 2011, the Company entered into an operating lease for office space in Germantown, MD, consisting of 2,227 square feet. As December 31, 2011, the Company recorded the $4 thousand security deposit in other non-current assets on the balance sheet. The lease expires in March 2014. On July 16, 2012, the Germantown, Maryland office was closed.

Future minimum lease payments under operating leases as of December 31, 2012 are as follows (in thousands):

2013	$1,200
2014	1,209
2015	1,236
2016	997
2017	501
2018 and later	424

Total future minimum lease payments	$5,567

Total rent expense was approximately $1.1 million, $647 thousand, $398 thousand, and $4.2 million for the years ended December 31, 2012, 2011, 2010 and from September 9, 2003 (date of inception) to December 31, 2012, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2012 and 2011 of $439 thousand ($39 thousand current and $400 thousand long-term) and $195 thousand ($15 thousand current and $180 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

License Agreements

Patent and Technology License Agreement—The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, the Company entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System, which the Company refers to, collectively, as the Licensors.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)

Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

As partial consideration for the license rights obtained, the Company made an upfront payment in 2004 of $125 thousand and granted the Licensors 250,487 shares of the Company’s common stock. In addition, the Company issued options to purchase an additional 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, which vested with respect to 12,555 shares upon the filing of an Investigation New Drug application, or IND, for darinaparsin in 2005 and vested with respect to another 25,111 shares upon the completion of dosing of the last patient for both Phase 1 clinical trials in 2007. The Company recorded $120 thousand of stock based compensation expense related to the vesting in 2007. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments, including $100 thousand that was paid in 2005 upon the commencement of Phase 1 clinical trial and $250 thousand that was paid in 2006 upon the dosing of the first patient in the Registrant-sponsored Phase 2 clinical trial for darinaparsin. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. In addition, the Company also paid the Licensors $100 thousand in 2006 and 2007 to conduct scientific research with the Company obtaining exclusive right to all resulting intellectual property rights. The sponsored research agreements governing this research and any related extensions expired in February 2008 with no payments being made subsequent to that date.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2010, 2011 or 2012.

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)

Additionally, in 2004 the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share. Upon the execution of the license agreement, 6,904 shares vested and were subsequently exercised in 2005 and the remaining options will vest upon certain milestone events, culminating with final FDA approval of the first NDA submitted by the Company (or by its sublicensee) for palifosfamide. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. On March 16, 2010, the Company expensed a $100 thousand milestone payment upon receiving a United States Patent for palifosfamide. There were no payments made during 2009. In December 2010, the Company expensed a $300 thousand milestone payment and vested 6,904 stock options upon achieving Phase 3 milestones. These options were subsequently exercised in 2011. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement have been reached or expensed since 2010.

License Agreement with Southern Research Institute

On December 22, 2004, the Company entered into an Option Agreement with the Southern Research Institute, or SRI, pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs.

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The option agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2008, 2009, 2010, 2011 and 2012. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)

single digit royalties on net sales of licensed products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The term of the license agreement extends until the expiration of the last to expire of the patents covering the licensed products, subject to earlier termination in the event of defaults by the parties under the license agreement.

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacture indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2010 or 2011. During the year ended December 31, 2012, a milestone of $250 thousand was reached and expensed.

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

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon. (see Note 2 to the financial statements, Financings)

Following the first 24 months of the agreement, Intrexon may terminate the Channel Agreement if we fail to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elect not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, we may voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The agreement was extended through November 8, 2012 and has now expired. The Company expensed $240 thousand during the years ended December 31, 2010 and 2011 and expensed $200 thousand during the year ended December 31, 2012 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2010, 2011 or 2012.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia.

Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both IV and oral forms and related organic arsenic molecules, in all indications for human use in a pan- Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, the Company received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)

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

Under the License and Collaboration Agreement, the Company provides Solasia with drug product to conduct clinical trials. These transfers are accounted for as a reduction of research and development costs and an increase in collaboration receivables.

The agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.

CRO Services Agreement with PPD Development, L. P.

The Company is party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. PPD is entitled to cumulative payments of up to $23.0 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and the Company recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, we entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. PRA is entitled to cumulative payments of up to $19.7 million under these arrangements, which is payable by us in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, we expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, we entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $789 thousand under these arrangements, which is payable by us in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012,we expensed $256 thousand upon the achievement of various milestones.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9.    Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.

The Company follows accounting standards that provide guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative and classified as a liability. Accounting standards require that liability classified warrants be recorded at their fair value at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations. Fair value is measured using the binomial valuation model.

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

(in thousands)	Liabilities	Stockholders’ Equity
	Warrants	Warrants	Deficit Accumulated During the Development Stage
As reported on December 31, 2008	$—	$20,504	$(85,061)
Re-classification	72	(1,638)	1,566

Balance on January 1, 2009	$72	$18,866	$(83,495)

The following Black-Scholes pricing assumptions were used at January 1, 2009:

January 1, 2009
Risk-free interest rate	1.55%
Expected life in years	3.42
Expected volatility	102%
Expected dividend yield	0

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with accounting standards codification

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9.    Warrants (Continued)

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

In December 2011, the Company changed from using a Black-Scholes pricing model to estimate the value of the liability-classified warrants to a Binomial/Monte Carlo pricing model. Accordingly, on December 31, 2011, the liability-classified warrants were valued at $19.4 million using the Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $7.6 million for the year ended December 31, 2011 was charged to Other income, net in the Statements of Operations. Additionally, $0.3 million of the decrease resulted from the exercise of warrants.

On December 31, 2012, the liability-classified warrants were valued at $13.0 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $6.1 million for the year ended December 31, 2012 was charged to Other income, net in the Statements of Operations.

The following pricing assumptions were used in the Binomial/Monte Carlo valuation model at December 31, 2012 and 2011 and the Black-Scholes valuation model at December 31, 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Risk-free interest rate	0.25%	0.05 - 0.35%	0.42 - 1.48%
Expected life in years	1.94	0.42 - 2.92	1.42 - 3.92
Expected volatility	70%	64 - 80%	75 - 116%
Expected dividend yield	0	0	0

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

In connection with the 2006 Offering completed on May 3, 2006, the Company issued warrants to purchase 2,397,392 shares of common stock to investors and 799,126 warrants to purchase common stock to the 2006

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9.    Warrants (Continued)

Placement Agents and their designees. The Company estimated the fair value of the warrants at $9.6 million and $3.5 million, respectively, using the Black-Scholes model, using an assumed risk-free rate of 5.01% and an expected life of 5 and 7 years, volatility of 100% and a dividend yield of 0%.

On February 23, 2007, as part of the 2007 Offering, the Company issued warrants to purchase 1,182,015 shares of common stock to investors and 177,302 warrants to purchase common stock to the placement agents in connection with the Company’s 2007 private placement, their designees and a previously-engaged financial consultant. The Company estimated the fair value of the warrants at $4.7 million and $709 thousand respectively, using the Black-Scholes model, using an assumed risk-free rate of 4.71% and an expected life of 5 years, volatility of 93% and a dividend yield of 0%.

In connection with its 2009 private placement, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which were exercisable immediately. The warrants have an exercise price of $2.04 per share and have a five year term. The fair value of the warrants was estimated at $4,207 thousand using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of five years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet. In October 2009, 136,986 of these warrants were exercised.

During 2010, no new warrants were issued. However, 95,505 warrants were exercised for 39,225 shares of common stock. Of these warrants, 70,738 were equity-classified and 24,767 were liability-classified. Additionally, 12,500 equity-classified warrants expired without being exercised.

During 2011, no new warrants were issued. However, 2,516,968 warrants were exercised for 2,377,571 shares of common stock. Of these warrants, 2,351,417 were equity-classified and 165,551 were liability-classified. Additionally, 277,910 equity-classified warrants expired without being exercised.

During 2012, no new warrants were issued. However, 553,914 warrants were exercised for 259,660 shares of common stock. Of these warrants, 186,297 were equity-classified and 373,617 were liability-classified. Additionally, 1,359,317 equity-classified warrants and 579 liability-classified warrants expired without being exercised.

The following is a summary of warrants outstanding as of December 31, 2012.

Number of Warrants	Issued in Connection With	Exercise Price	Expiration Date
706,708	Placement warrants for services performed	$5.09	May 3, 2013
2,399,739	Investor warrants	$2.04	September 15, 2014
40,298	Placement warrants for services performed	$2.04	September 15, 2014
7,726,000	Investor warrants	$4.02	December 9, 2014
324,709	Underwriter warrants for services performed	$4.02	December 9, 2014

11,197,454

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10.    Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31,
(in thousands)	2012	2011
Net operating loss carryforwards	$42,715	$18,283
Start-up and organizational costs	44,262	40,047
Research and development credit carryforwards	18,388	8,885
Stock compensation	991	702
Capitalized acquisition costs	13,270	6,400
Deferred revenue	1,388	—
Depreciation	331	170
Other	998	306

	122,343	74,793
Less valuation allowance	(122,343)	(74,793)

Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2012, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $111.5 million available to offset future federal taxable income to the extent permitted under the Internal Revenue Code of 1986, as amended, or IRC, expiring in varying amounts through 2031. Additionally, the Company has approximately $20.0 million of research and development credits at December 31, 2012, expiring in varying amounts through 2031, which may be available to reduce future taxes. The research and development credit expired at the end of December 31, 2011, as a result, the Company cannot recognize a benefit for the year ended December 31, 2012 related to the credits generated by qualified research expenditures, or QRE’s, paid or incurred after December 31, 2011. The credit was reinstated in January 2013; a resulting benefit for the credit will be recorded in the first quarter of 2013.

Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2012 includes approximately $4.1 million resulting from excess tax deductions from stock options. Pursuant to ASC 740, the deferred tax asset relating to excess tax benefits generated from exercises of stock options was not recognized for financial statement purposes.

Section 382 of the IRC provides limits to which a corporation that has undergone a change in ownership (as defined) can utilize any net operating loss, or NOL, and general business tax credit carryforwards it may have. The Company commissioned an analysis to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing the analysis, it was determined an ownership change had occurred in February 2007. As a result of this change, the Company’s NOL’s and general business tax credits from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change. The losses may be further limited under Section 382 as the analysis has not been updated through 2012.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10.    Income Taxes (Continued)

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $47.6 million primarily due to net operating loss carryforwards, start-up and organizational costs, and the increase in research and development credits.

A reconciliation of income tax expense/(benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Federal income tax at statutory rates	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	4.6%	6.0%	4.3%
Research and development credits	9.7%	11.1%	0.0%
Stock compensation	(1.0)%	(0.5)%	(0.1)%
Uncertain tax position adjustment	0.0%	0.0%	(15.4)%
Change in warrant value	2.1%	3.7%	(9.3)%
Federal R&D tax grant	0.0%	0.0%	0.8%
Other	0.0%	0.0%	1.5%
Increase in valuation allowance	(49.4)%	(54.2)%	(15.8)%

Effective tax rate	0.0%	0.0%	0.0%

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2012, 2011, and 2010 are as follows:

(in thousands)
Balance at December 31, 2009	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	37
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2010	275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2011	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2012	$275

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10.    Income Taxes (Continued)

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2012.

11.    Preferred Stock and Stockholders’ Equity

On April 26, 2006, the date of the Company’s annual stockholders meeting that year, the shareholders approved the adoption of an Amended and Restated Certificate of Incorporation pursuant to which the Company has 280,000,000 shares of authorized capital stock, of which 250,000,000 shares are designated as common stock (par value $.001 per share), and 30,000,000 shares are designated as preferred stock (par value $.001 per share), which the Company refers to as the Preferred Stock.

Common Stock

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

NOTES TO FINANCIAL STATEMENTS

11.    Preferred Stock and Stockholders’ Equity (Continued)

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

On January 20, 2012, pursuant to an underwriting agreement between the Company and J. P. Morgan Securities LLC, as representative of the several underwriters named therein, the Company completed the sale of an aggregate 10,114,401 shares of the Company’s common stock at a price of $5.20 per share in a public offering. The total gross proceeds resulting from the 2012 public offering were approximately $52.6 million, before deducting selling commissions and expenses (see Note 2 to the financial statements, Financings).

On November 7, 2012, the Company issued 3,636,926 shares of our common stock, which we refer to as the Milestone Shares, to Intrexon under the terms of its Stock Purchase Agreement with Intrexon dated January 6, 2011. Under the terms of the Stock Purchase Agreement with Intrexon, the Company agreed to issue the Milestone Shares under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. On October 24, 2012, the Company initiated dosing in a Phase 2 study of ZIN-ATI-001 for unresectable Stage III or IV melanoma, triggering the issuance of the Milestone Shares.

As of December 31, 2012, the Company had 83,236,840 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Series A Preferred Stock

All shares of Series A Preferred Stock have been converted into shares of common stock of the Company.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

11.    Preferred Stock and Stockholders’ Equity (Continued)

Preferred Stock

The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

12.    Stock Option Plan

The Company adopted the 2003 Stock Option Plan, or the 2003 Plan, in 2003, under which the Company initially reserved for the issuance of 1,252,436 shares of its common stock. The 2003 Plan was approved by the Company’s stockholders on December 21, 2004. On June 23, 2010, June 4, 2009, April 25, 2007 and April 26, 2006, the dates of the Company’s annual stockholders meetings during such years, the Company’s stockholders approved amendments to the 2003 Plan increasing the total shares reserved by 3,000,000, 2,000,000, 2,000,000 and 750,000 shares, respectively, for a total of 9,002,436 shares. Upon approval of the 2012 Equity Incentive Plan, no additional stock awards may be granted under the 2003 Plan.

The Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, in May 2012, under which the Company initially reserved for the issuance of 4,000,000 shares of its common stock. The 2012 Plan was approved by the Company’s stockholders on June 20, 2012.

As of December 31, 2012, the Company had outstanding options issued to its employees to purchase up to 6,284,408 shares of the Company’s common stock, to its directors to purchase up to 862,645 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 45,823 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. The options were granted to The University of Texas M. D. Anderson Cancer Center and DEKK-Tec, Inc. (see Note 8 to the financial statements, Commitments and Contingencies). During the year ended December 31, 2007, the Company recorded a $120 thousand stock compensation expense in connection with the Company achieving a predetermined development milestone, which triggered the vesting of 25,111 of the options granted outside of the 2003 Stock Option Plan. The 25,111 options were exercised on August 13, 2007. Proceeds from this exercise amounted to $50 thousand and the intrinsic value of these options amounted to $104 thousand. During 2010, the Company recorded an expense of $27 thousand when 6,904 DEKK-Tec stock options vested upon achieving Phase 3 milestones.

Proceeds from the 2012, 2011, and 2010 exercises amounted to $30 thousand, $980 thousand, and $225 thousand, respectively. The intrinsic value of these options amounted to $11 thousand, $2.5 million and $880 thousand for years ended December 31, 2012, 2011 and 2010, respectively.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

12.    Stock Option Plan (Continued)

Transactions under the Plan for the years ending December 31, 2012, 2011, and 2010 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,534,686	$2.82
Granted	1,293,000	4.55
Exercised	(196,167)	1.19
Cancelled	(64,584)	4.36

Outstanding, December 31, 2010	4,566,935	2.82
Granted	1,894,300	5.65
Exercised	(479,666)	2.04
Cancelled	(843,083)	5.01

Outstanding, December 31, 2011	5,138,486	4.08
Granted	2,309,650	4.36
Exercised	(8,300)	3.61
Cancelled	(292,533)	5.70

Outstanding, December 31, 2012	7,147,303	$4.11	7.26	$3,973

Vested and unvested expected to vest at December 31, 2012	7,096,125	$3.56	5.28	$3,944

Options exercisable, December 31, 2012	3,683,786	$3.56	5.28	$3,972

Options exercisable, December 31, 2011	2,911,186	$3.21	5.52	$4,232

Options available for future grant	1,706,020

At December 31, 2012, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $9.9 million. The cost is expected to be recognized over a weighted-average period of 1.73 years.

Restricted Stock

In March and April 2010, the Company issued 90,000 and 25,000 shares of restricted stock to its non-employee directors, respectively, all of which vested in their entirety on the one year anniversary of the grant date. In December 2009, the Company issued 347,500 shares of restricted stock to employees and 45,000 shares of restricted stock to its non-employee directors, which vested ratably in annual installments over three and two years, respectively, commencing on the first anniversary of the grant date. In September 2009, the Company issued 828,000 shares of restricted stock to employees and 180,000 shares of restricted stock to its board of directors, all of which vested in their entireties on the one year anniversary of the grant date. In December 2008, the Company issued 396,500 shares of restricted stock to employees and 90,000 shares of restricted stock to its board of directors, all of which vested in December 2009. Also, in January 2008, the Company issued 100,000 shares of restricted stock to one employee which vested ratably over a three-year period. In 2007, the Company issued 70,000 shares of restricted stock to several employees which vested in December 2008. During the years ended December 31, 2012, 2011 and 2010, $1.7 million, $635 thousand and $2.4 million of compensation expense was recognized, respectively.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

12.    Stock Option Plan (Continued)

In July and December 2012, the Company repurchased 15,740 and 107,413 shares at $6.06 and $4.19 per share, respectively, to cover payroll taxes. In January and December 2011, the Company repurchased 15,190 shares and 44,369 shares at $5.14 and $4.41 per share, respectively, to cover payroll taxes. In January, September and December 2010, the Company repurchased 15,283 shares, 349,710 shares and 51,116 shares at $3.10, $3.95 and $4.66 per share, respectively, to cover payroll taxes. In December 2009, the Company repurchased 103,823 shares of vested restricted stock from employees at $3.66 per share to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2012, 2011 and 2010 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2009	1,467,167	$2.30
Granted	115,000	5.15
Vested	(1,182,164)	2.19
Cancelled	(51,250)	4.40

Non-vested, December 31, 2010	348,753	2.30
Granted	848,406	4.52
Vested	(229,586)	3.56
Cancelled	(16,667)	2.85

Non-vested, December 31, 2011	950,906	4.34
Granted	258,032	4.39
Vested	(351,829)	4.32
Cancelled	(123,370)	4.34

Non-vested, December 31, 2012	733,739	$4.37

As of December 31, 2012, there was $2.8 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.53 years.

13.    Employee Benefit Plan

The Company sponsors a qualified 401(k) Retirement Plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $266 thousand, $38 thousand, and $21 thousand to this plan during the years ended December 31, 2012, 2011, and 2010, respectively.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

14.    Selected Quarterly Information (Unaudited)

(in thousands, except per share amount)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$200	$200
Total operating expenses	18,833	23,166	21,927	39,043
Loss from operations	(18,633)	(22,966)	(21,727)	(38,843)
Change in fair value of warrants	(5,811)	(650)	3,945	8,566
Net (loss)	(24,470)	(23,613)	(17,824)	(30,225)
Loss per share, basic and diluted	$(0.32)	$(0.30)	$(0.23)	$(0.37)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$67	$200	$200	$200
Total operating expenses	27,993	13,048	14,409	16,617
Loss from operations	(27,926)	(12,848)	(14,209)	(16,417)
Change in fair value of warrants	(11,080)	2,115	13,388	3,160
Net (loss)	(39,008)	(10,724)	(802)	(13,244)
Loss per share, basic and diluted	$(0.65)	$(0.16)	$(0.01)	$(0.19)

INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.2	Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.3	Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.4	Warrant for the Purchase of Shares of common stock dated December 23, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.5	Option for the Purchase of common stock dated October 15, 2004 and issued to DEKK-Tec, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.6	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.7	Schedule identifying material terms of Options for the Purchase of Shares of common stock in the form filed as Exhibit 4.6 to this Report. (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.8	Form of common stock Purchase Warrant issued to placement agents in connection with the Registrant’s 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed May 3, 2006).

4.11	Form of Warrant to Purchase Common Stock issued to investors in connection the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

Exhibit No.	Description of Document

4.12	Form of Warrant to Purchase Common Stock issued to placement agents in connection with the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

4.13	Form of Warrant to Purchase Common Stock issued to investors in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2009).

4.14	Form of Warrant to Purchase Common Stock issued to underwriters in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2009).

10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3	Form of Employee Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.4	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.5	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2007).

10.6	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.7	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.8	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.9	Employment Agreement dated as of January 8, 2008 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed February 21, 2008).

10.10	Extension of Employment Agreement dated as of December 28, 2010 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2010).

10.11	Extension of Employment Agreement dated as of January 8, 2013 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2013).

10.12	Employment Agreement dated July 8, 2011 by and between ZIOPHARM Oncology, Inc. and Hagop Youssoufian, MD, MSc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K filed July 15, 2011).

Exhibit No.	Description of Document

10.13	Amendment No. 1 to Employment Agreement dated July 8, 2011 by and between the Company and Hagop Youssoufian, M.D., M.Sc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2012).

10.14	Employment Agreement effective September 6, 2011 by and between ZIOPHARM Oncology, Inc. and Caesar J. Belbel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2011).

10.15	Employment Agreement dated May 8, 2012 by and between the Company and Jason A. Amello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2012).

10.16	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

10.17	License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

10.18	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.19	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.20	Amendment to License Agreement dated September 24, 2009 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2010).

10.21	Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2011). +

10.22	First Amendment to Exclusive Channel Partner Agreement dated September 13, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2012)

10.23	Form of subscription agreement between the ZIOPHARM, Inc. and the investors in the Registrant’s 2005 private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

10.24	Form of Subscription Agreement by and between the Registrant and investors in the Registrant’s 2006 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed May 3, 2006).

10.25	Form of Securities Purchase Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

10.26	Form of Registration Rights Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

Exhibit No.	Description of Document

10.27	Engagement Letter dated August 7, 2009 by and between the Registrant and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.28	Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).

10.29	Amendment Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2011).

10.30	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.31	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2013).

23.1	Consent of Independent Registered Public Accounting Firm—McGladrey LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

A-4