Form 10-Q
period 2013-03-31
ZIOPHARM ONCOLOGY INC
filed 2013-05-07
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Avenue, Parris Building 34, Navy Yard Plaza

Boston, Massachusetts 02129

(617) 259-1970

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2013, was 83,562,779 shares.

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

•	the protection afforded by our patent rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	additional planned regulatory filings for and commercialization of our synthetic biology product candidates and Palifosfamide; and

•	contract manufacturing activity;

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

ZIOPHARM Oncology, Inc. (a development stage company)

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	4
	Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from September 9, 2003 (date of inception) through March 31, 2013 (unaudited)	5
	Statement of Stockholders’ Equity for the three months ended March 31, 2013 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from September 9, 2003 (date of inception) through March 31, 2013 (unaudited)	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
Part II—Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	55
Item 3.	Defaults upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
SIGNATURES		56

Part I—Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$55,655	$73,306
Receivables	72	58
Prepaid expenses and other current assets	4,834	6,912

Total current assets	60,561	80,276
Property and equipment, net	1,909	1,994
Deposits	133	133
Other non-current assets	743	1,001

Total assets	$63,346	$83,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983	$1,509
Accrued expenses	18,521	16,516
Deferred revenue—current portion	800	800
Deferred rent—current portion	58	39

Total current liabilities	20,362	18,864
Deferred revenue	2,533	2,733
Deferred rent	384	400
Warrant liabilities	2,174	12,962

Total liabilities	25,453	34,959

Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 83,680,849 and 83,236,840 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	84	83
Additional paid-in capital—common stock	327,495	325,177
Additional paid-in capital—warrants issued	6,837	6,909
Deficit accumulated during the development stage	(296,523)	(283,724)

Total stockholders’ equity	37,893	48,445

Total liabilities and stockholders’ equity	$63,346	$83,404

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

			Period from September 9, 2003 (date of inception) through March 31, 2013
	For the Three Months Ended March 31,
	2013	2012
Research contract revenue	$200	$200	$1,667

Operating expenses:
Research and development, including costs of research contracts	19,112	13,985	231,457
General and administrative	4,671	4,848	92,989

Total operating expenses	23,783	18,833	324,446

Loss from operations	(23,583)	(18,633)	(322,779)
Other income (expense), net	(4)	(26)	4,697
Change in fair value of warrants	10,788	(5,811)	21,559

Net loss	$(12,799)	$(24,470)	$(296,523)

Net loss per share—basic and diluted	$(0.15)	$(0.32)

Weighted average common shares outstanding to compute net loss per share—basic and diluted	82,906,080	75,620,130

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(unaudited)

(in thousands, except share and per share data)

	Stockholders’ Equity
					Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Exercise of employee stock options	—	—	453,168	—	851	—	—	851
Exercise of warrants to purchase common stock	—	—	49,315	1	172	(72)	—	101
Cancelled restricted stock	—	—	(1,190)	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	(57,284)	—	(246)	—	—	(246)
Net loss	—	—	—	—	—	—	(12,799)	(12,799)

Balance at March 31, 2013	—	$—	83,680,849	$84	$327,495	$6,837	$(296,523)	$37,893

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,		Period from September 9, 2003 (date of inception) through March 31, 2013

	2013	2012
Cash flows from operating activities:
Net loss	$(12,799)	$(24,470)	$(296,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	118	2,773
Stock-based compensation	1,541	1,212	21,722
Change in fair value of warrants	(10,788)	5,811	(21,559)
Loss on disposal of fixed assets	—	—	57
Common stock issued in exchange for in-process research and development	—	—	36,151
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14)	79	(72)
Prepaid expenses and other current assets	2,078	(9,490)	(4,834)
Other noncurrent assets	258	(23)	(743)
Deposits	—	—	(134)
Increase (decrease) in:
Accounts payable	(526)	257	983
Accrued expenses	2,005	713	18,521
Deferred revenue	(200)	(200)	3,333
Deferred rent	3	133	442

Net cash used in operating activities	(18,243)	(25,860)	(239,883)

Cash flows from investing activities:
Purchases of property and equipment	(114)	(154)	(4,740)
Proceeds from sale of property and equipment	—	—	1

Net cash used in investing activities	(114)	(154)	(4,739)

Cash flows from financing activities:
Stockholders’ capital contribution	—	—	500
Proceeds from exercise of stock options	851	—	2,224
Payments to employees for repurchase of common stock	(246)	—	(3,113)
Proceeds from exercise of warrants	101	140	13,180
Proceeds from issuance of common stock and warrants, net	—	49,169	270,726
Proceeds from issuance of preferred stock, net	—	—	16,760

Net cash provided by financing activities	706	49,309	300,277

Net increase (decrease) in cash and cash equivalents	(17,651)	23,295	55,655
Cash and cash equivalents, beginning of period	73,306	104,713	—

Cash and cash equivalents, end of period	$55,655	$128,008	$55,655

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$—	$47,276

Preferred stock conversion to common stock	$—	$—	$16,760

Exercise of equity-classified warrants to common shares	$72	$99	$9,396

Exercise of liability-classified warrants to common shares	$—	$42	$352

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

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at March 31, 2013. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2013, the Company’s accumulated deficit was approximately $296.5 million. Following the restructuring described in Note 3, the Company currently believes that it has sufficient capital to fund development and commercialization activities into the first quarter of 2014. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the Statements of Operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

1. Business—(continued)

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Fair value measurements for stock based compensation and warrants; and

•	Income taxes.

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed in Note 3 and Note 8, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2012 and are substantially unchanged.

3. Restructuring

On April 3, 2013, the Company completed a workforce reduction plan to reduce costs as part of the Company’s decision to terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and place exclusive strategic focus on its synthetic biology programs, which are being developed in partnership with Intrexon Corporation (Notes 6, 7 and 9). Pursuant to the workforce reduction plan, the Company eliminated a total of 65 positions, comprised of 40 filled positions and 25 unfilled positions across various functions and locations. Employees whose positions were eliminated as part of the plan were notified beginning on April 2, 2013. Affected employees were offered separation benefits, including severance payments, and temporary healthcare coverage assistance. In connection with the elimination of filled positions as part of the workforce reduction plan, the Company estimated that it will incur total charges of $1.6 million to $1.8 million, primarily for one-time contractual severance benefits. The Company will record these charges in the second quarter of 2013. Additionally, the Company is evaluating its facilities and the associated contractual obligations to determine the appropriate course of action and any associated charges for exit and disposal activities. The Company currently cannot estimate these amounts, but expects to file an amended Current Report on Form 8-K within four business days of making such determination.

On July 16, 2012, the Company announced that it restructured its management team and closed its Germantown, MD office. As a result of this action, the Company recorded a restructuring charge, consisting primarily of severance, stock based compensation associated with stock option modifications (see Note 9) and health benefit continuation costs of approximately $1.3 million. These costs are included in general and administrative expense for the period from inception (September 9, 2003) through March 31, 2013.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$54,550	$54,550	$—	$—

Warrant liability	$2,174	$—	$2,174	$—

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements—(continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$72,002	$72,002	$—	$—

Warrant liability	$12,962	$—	$12,962	$—

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

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at March 31, 2013 and 2012 consist of the following:

	For the Three Months Ended March 31,
	2013	2012
Stock options	6,743,835	5,179,253
Unvested restricted common stock	602,068	1,061,828
Warrants	11,148,139	11,657,741

	18,494,042	17,898,822

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (see Note 7 for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the three months ended March 31, 2012, the Company paid Intrexon approximately $10.4 million, of which $1.1 million was for services already incurred and the remaining $9.3 million expected to be incurred within a year. This amount has been included as part of prepaid expenses and other current assets on the balance sheet as of March 31, 2012. During the three months ended March 31, 2013, the Company was billed $1.3 million for services performed by Intrexon, which was applied against the prepaid balance. As of March 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet was $3.5 million.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering (see Note 9).

On November 7, 2012, the Company issued 3,636,926 shares of common stock to Intrexon (see Note 9).

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies

Patent and Technology License Agreement—The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, the Company entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System (collectively, the “Licensors”). Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water—and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

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

7. Commitments and Contingencies—(continued)

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

7. Commitments and Contingencies—(continued)

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacture indibulin. During the year ended December 31, 2012, a milestone of $250 thousand was reached and expensed. No milestones under the license agreement were reached or expensed during the three months ended March 31, 2013.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, we entered into the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of DC-RTS-IL-12 and Ad-RTS-IL-12 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by—ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies—(continued)

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

Also see Notes 6 and 9.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC (“Harmon Hill”) to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, in 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The agreement was extended through November 8, 2012 upon which date it expired. The Company expensed $240 thousand during the years ended December 31, 2010 and 2011 and expensed $200 thousand during the year ended December 31, 2012 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed since the agreement’s inception.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, we entered into a License and Collaboration Agreement with Solasia Pharma K.K., (“Solasia”).

Pursuant to the License and Collaboration Agreement, we granted Solasia an exclusive license to develop and commercialize darinaparsin in both IV and oral forms and related organic arsenic molecules, in all indications for human use in a pan—Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies—(continued)

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

CRO Services Agreement with PPD Development, L. P.

We are party to a Master Clinical Research Organization Services Agreement with PPD Development, L.P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of our clinical trials. PPD is entitled to cumulative payments of up to $23.0 million under these arrangements, which is payable by us in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, we expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and we recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million. During the three months ended March 31, 2013, patient progression and data based milestones were met and expensed totaling $4.3 million.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, we entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. PRA is entitled to cumulative payments of up to $19.7 million under these arrangements, which is payable by us in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, we expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones. During the three months ended March 31, 2013, contract modification and patient enrollment based milestones were met and expensed totaling $2.2 million.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies—(continued)

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, we entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the current trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable by us in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, we expensed $256 thousand upon the achievement of various milestones. During the three months ended March 31, 2013, two database related milestones were met and expensed totaling $126 thousand.

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments. The number of warrants outstanding at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Liability-classified warrants	8,050,709	8,050,709
Equity-classified warrants	3,097,430	3,146,745

Total warrants	11,148,139	11,197,454

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants—(continued)

Liability-Classified Warrants

In May 2005, the Company issued 419,786 warrants to placement agents for services performed in connection with a 2005 private placement (the “2005 Warrants”), 11,083 of which were subsequently exercised. The remaining 408,703 warrants were originally valued at $1.6 million. Subject to certain exceptions, the 2005 Warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the 2005 Warrants then in effect, which was initially $4.75 per share. This provision was triggered when the Company sold stock in a 2006 private placement at $4.63 per share. Accordingly, the 2005 Warrants were re-priced at $4.69. The provision was triggered a second time upon completion of a 2009 private placement in which the Company sold stock at $1.825 per share and issued common stock purchase warrants with an exercise price of $2.04, and the 2005 Warrants were re-priced at $4.25. The provision was triggered again when the Company sold stock in a December 2009 public offering at $3.10 per share and the 2005 Warrants were re-priced at $3.93. Of the total warrant tranche, 419,207 were exercised and the remaining 579 expired on May 31, 2012.

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

The Company uses the Binomial/Monte Carlo pricing model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Risk-free interest rate	0.25%	0.07 - 0.42%
Expected life in years	1.69	0.17 - 2.69
Expected volatility	70%	60 - 80%
Expected dividend yield	0	0
Steps per year	12	12

The change in the fair value of the warrant liability resulted in a gain of $10.8 million and a loss of $5.8 million for the three months ended March 31, 2013 and 2012, respectively. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants—(continued)

During the three months ended March 31, 2013, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received
Cash exercises	49,315	—	49,315	$—	$101
Cashless exercises	—	—	—	—	—

	49,315	—	49,315	$—	$101

During the three months ended March 31, 2012, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received
Cash exercises	68,494	—	68,494	$—	$140
Cashless exercises	—	31,712	8,021	42	—

	68,494	31,712	76,515	$42	$140

During the three months ended March 31, 2012, 1,359,317 warrants issued on February 23, 2007, exercisable at $5.75, expired unexercised on February 23, 2012.

Subsequent to the balance sheet date, 706,708 warrants issued on May 3, 2006, exercisable at $5.09, expired unexercised on May 3, 2013.

9. Common Stock

On January 20, 2012, pursuant to an underwriting agreement between the Company and J. P. Morgan Securities LLC, as representative of the several underwriters named therein, the Company completed the sale of an aggregate 10,114,401 shares of the Company’s common stock at a price of $5.20 per share in a public offering. The total gross proceeds resulting from the 2012 public offering were approximately $52.6 million, before deducting selling commissions and expenses.

On November 7, 2012, the Company issued 3,636,926 shares of our common stock, which we refer to as the Milestone Shares, to Intrexon under the terms of its Stock Purchase Agreement with Intrexon dated January 6, 2011. Under the terms of the Stock Purchase Agreement with Intrexon, the Company agreed to issue the Milestone Shares under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. On October 24, 2012, the Company initiated dosing in a Phase 2 study of Ad-RTS-IL-12 for unresectable Stage III or IV melanoma, triggering the issuance of the Milestone Shares.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31,
(in thousands)	2013	2012
Research and development	$537	$516
General and administrative	1,004	696

Stock-based employee compensation expense	$1,541	$1,212

The Company granted 110,900 and 63,500 stock options during the three months ended March 31, 2013 and 2012 that had a weighted-average grant date fair value of $3.32 and $3.31 per share, respectively.

At March 31, 2013, total unrecognized compensation costs related to unvested stock options outstanding amounted to $8.8 million. The cost is expected to be recognized over a weighted-average period of 1.67 years.

On July 16, 2012, the Company extended the contractual life of 829,488 fully vested stock options held by 3 employees from 12 to 18 months, and extended the vesting period for 200,000 unvested stock options and 147,427 unvested shares of restricted stock held by 2 employees from 6 to 12 months (also see Note 3 Restructuring).

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation—(continued)

For the three months ended March 31, 2013 and 2012, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2013	2012
Risk-free interest rate	1.0 - 1.15%	1.11 - 1.13%
Expected life in years	6	6
Expected volatility	83.40 - 83.69%	83.48 - 83.53%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2013 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	7,147,303	$4.11
Granted	110,900	4.72
Exercised	(453,168)	1.88
Cancelled	(61,200)	4.88

Outstanding, March 31, 2013	6,743,835	$4.26	7.23	$801

Vested and unvested expected to vest at March 31, 2013	6,693,959	$3.85	5.28	$795

Options exercisable, March 31, 2013	3,408,985	$3.85	5.28	$801

Options exercisable, December 31, 2012	3,683,786	$3.56	5.28	$3,972

Options available for future grant	1,624,587

A summary of the status of unvested restricted stock for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2012	733,739	$4.37
Granted	—	—
Vested	(130,481)	4.25
Cancelled	(1,190)	4.41

Non-vested, March 31, 2013	602,068	$4.39

At March 31, 2013, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $2.3 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to develop and commercialize a diverse portfolio of cancer therapies that can address unmet medical needs through the licensing and development of a synthetic biology platform and proprietary small molecule drug candidates. On March 26, 2013, we announced that our Phase 3 trial of palifosfamide in first-line metastatic soft tissue sarcoma, entitled PICASSO 3, did not meet its primary endpoint of progression-free survival. With this outcome, we have made the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and place exclusive strategic focus on our synthetic biology programs in the field of cancer, pursuit to a partnership agreement with Intrexon Corporation, or Intrexon. Under the agreement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, DC-RTS-IL-12 + Activator Ligand and Ad-RTS-IL-12 + Activator Ligand. We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, utilizing our capabilities to translate science to the patient setting. More detailed descriptions of DC-RTS-IL-12, Ad-RTS-IL-12, and our small molecule programs, and our clinical development plans for each are set forth below. More detailed descriptions of these product candidates and our clinical development plans for each are also set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in other reports that we file from time to time with the Securities and Exchange Commission.

Product Candidates

Synthetic Biology Programs: DC-RTS-IL-12 + Activator Ligand and Ad-RTS-IL-12 + Activator Ligand

General. On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon pursuant to which we intend to focus efforts by pursuing the development and commercialization of novel DNA-based therapeutics in the field of cancer treatment using Intrexon’s Rheoswitch Therapeutic System®, or RTS®, and UltraVector® synthetic biology technologies. The channel partnering agreement contemplates our using Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of DC-RTS-IL-12 and Ad-RTS-IL-12 and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. See “—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation.” DC-RTS-IL-12 and Ad-RTS-IL-12 are the two clinical-stage products currently in development under this channel partnering agreement. Under the agreement, Intrexon assigned to us all regulatory responsibilities relating to the two product candidates and we assumed sponsorship of the ongoing clinical trials of DC-RTS-IL-12.

Clinical Development Plan for the Synthetic Biology Program. We completed enrollment in a Phase 1b dose escalation study of DC-RTS-IL-12 in the second quarter of 2012 in the United States. DC-RTS-IL-12 employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. DC-RTS-IL-12, through the RTS®, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication incompetent adenoviral vector carrying the IL-12 gene under the control of the RTS®. In addition, another Phase 1 study employs direct injection of Ad-RTS-IL-12 for the regulated expression of human IL-12 for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS regulates the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels.

A clinical study of Ad-RTS-IL-12 is currently ongoing in a Phase 1/2 study for metastatic melanoma. The Phase 1 portion of the study is evaluating safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with advanced melanoma. Enrollment in the Phase 1 portion of the study is complete.

In the Phase 1 portion of the study, clinical activity was observed at the two highest dose levels. The data also showed a correlation between T-cell immune responses and clinical outcome. We expect to submit full results of the study for presentation at a major medical meeting.

Based on early activity, and a determination of a biologically effective dose, we advanced to Phase 2 in which the first patient has been dosed. The Phase 2 study is a multi-center, single-arm, open-label expansion study that will enroll approximately 15 patients with unresectable Stage III or IV melanoma and further evaluate the safety and efficacy of intratumoral injections of Ad-RTS-IL-12 in combination with an oral activator ligand. Data from this study are expected in the second half of 2013.

Part one of a two-part study will consist of a safety assessment for Ad-RTS-IL-12 and palifosfamide, alone or in combination. Part two will consist of an efficacy evaluation of the Ad-RTS-IL-12 only arm and the combination arm. The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary endpoints include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers.

We initiated this Phase 2 trial of Ad-RTS-IL-12 and palifosfamide for breast cancer in the first quarter of 2013. This two-part multi-center U.S. study will enroll up to 68 patients with non-resectable, recurrent or metastatic breast cancer who have visible lesions or lesions accessible by injection. The study is designed to assess the safety and efficacy of the drug combination of Ad-RTS IL-12 and a chemotherapy agent. Although this study was initiated with palifosfamide as the chemotherapy and second investigational therapy, we may substitute palifosfamide with an FDA-approved chemotherapeutic agent.

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

SCLC, Significant Unmet Medical Need. Metastatic SCLC represents a significant unmet medical need with standard of care considerably dated. The estimated U.S. annual incidence is 30,000 – 35,000 patients and 250,000 patients worldwide. Approximately 70% of patients have metastatic disease. Platinum and etoposide are standard of care in the first-line setting. A formal retrospective mortality study also suggests that the SCLC population in China is substantial and projected from the study to be greater than 150,000 patients and growing.

Clinical Development Plan for Palifosfamide. Following review of preclinical combination studies, we initiated a Phase 1 dose escalation study of palifosfamide in combination with doxorubicin, primarily in patients with STS. We reported favorable results and safety profile from this study at the 2009 annual meeting of the American Society of Clinical Oncology, or ASCO. In light of reported favorable Phase 2 single agent clinical activity data, and with the combination being well tolerated in the Phase 1 trial, we initiated a Phase 2 randomized controlled trial in the second half of 2008, which we refer to as PICASSO, to compare doxorubicin plus palifosfamide to doxorubicin alone in patients with first—and second-line metastatic or unresectable STS. The study generated positive top-line interim data in 2009. We subsequently presented further positive interim data from the trial at the 15th Annual Connective Tissue Oncology Society meeting held in November 2009 and again at the 2010 ASCO annual meeting in June 2010, where the presentation was selected for “Best of ASCO.” With guidance from the FDA, we initiated a Phase 3 trial in first-line metastatic STS entitled PICASSO 3, an international, randomized, double-blinded, placebo-controlled trial that enrolled 447 patients. In March 2013, we announced that this study did not meet its primary endpoint of progression-free survival (PFS) and that we would terminate our development program in metastatic soft tissue sarcoma. Palifosfamide was well tolerated, with a safety profile in combination with doxorubicin observed in the study comparable with other palifosfamide clinical trials in soft tissue sarcoma. PICASSO 3 study data has been submitted for presentation at an upcoming major scientific meeting.

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

The study’s adaptive design includes a prospectively planned opportunity for modification of the study protocol by adjusting one or more specified components of the design in order to optimize statistical power. Evaluation of the study’s powering will be conducted following 125 events. At the interim analysis, we will review all efficacy and safety data and decide whether to: 1) halt the study for efficacy or futility, 2) continue the study to its planned enrollment of 548 patients, 3) decrease sample size, or 4) increase event size. Based on the outcome of PICASSO 3 in soft tissue sarcoma and the resulting revision in the company’s development plans for palifosfamide, enrollment in this study was suspended with 188 patients enrolled. The interim analysis of Overall Survival events in MATISSE is forecasted to be reached in the first half of 2014.

Indibulin, ZIO-301

General. Indibulin is a novel, small molecule inhibitor of tubulin polymerization that we acquired from Baxter Healthcare in 2006, and is the subject of numerous patents worldwide, including those in the United States, the European Union and Japan. The microtubule component, tubulin, is one of the more well-established drug targets in cancer. Microtubule inhibitors interfere with the dynamics of tubulin polymerization, resulting in inhibition of chromosome segregation during mitosis and consequently inhibition of cell division. A number of marketed IV anti-cancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol®), docetaxel (Taxotere®), the Vinca alkaloid family members, vincristine and vinorelbine, and new classes of tubulin inhibitors including the epothilones. This broad class of agents is typically the mainstay of therapy in a wide variety of indications. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

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

Clinical Development Plan for Indibulin. Phase 1 study as a single agent in patients with advanced solid tumors has been completed. We have reported clinical activity at well-tolerated doses using a continuous dosing scheme without the development of clinically relevant peripheral neuropathy. Following encouraging preclinical results obtained with indibulin in combination with other chemotherapies, two Phase 1 combination studies were initiated with TarcevaTM and XelodaTM, respectively. The favorable activity and safety profile of oral indibulin with oral XelodaTM was reported at ASCO’s annual meeting in May 2009. In all studies, a maximum tolerated dose, or MTD, has not been established. Preclinical work established a dosing schedule to enhance activity, while managing toxicity and that regimen, five days on drug and nine days off, is now in Phase 1 study in late stage metastatic breast cancer. In light of the difficulty in establishing an MTD and the need to administer many capsules several times a day, we have modified the dosage form to administer once a day dosing in the Phase 1 trial with the five days on and nine days off schedule.

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

Development Plans

We are currently pursuing several clinical programs for our synthetic biology and small molecule candidates which include:

•	DC-RTS-IL-12— completing a Phase 1b trial in patients with metastatic melanoma.

•

Ad-RTS-IL-12— completing a Phase 1b trial in patients with late-stage melanoma, continuing enrollment in our Phase 2 trial in patients with late-stage melanoma and enrolling a Phase 2 trial of Ad-RTS-IL-12 and palifosfamide for breast cancer.

•	palifosfamide (ZIO-201) — collecting data for overall survival in our Phase 3 trial in SCLC, entitled MATISSE.

•	indibulin (ZIO-301) — completing a Phase 1 trial in patients with metastatic breast cancer.

•	darinaparsin (ZIO-101) — working with Solasia in the licensed territory; assessing future oral/IV opportunities.

We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon. In addition, we may seek to enhance our pipeline in synthetic biology through highly focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities. We may also seek to out-license some or all of our small molecule programs to further support our synthetic biology efforts.

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of March 31, 2013, we had approximately $55.7 million of cash and cash equivalents. In April 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “—Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue. Revenue during the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
($ in thousands)	2013	2012	Change
Collaboration revenue	$200	$200	$—	0%

Revenue for the three months ended March 31, 2013 was the same as the three months ended March 31, 2012. This is due to the continued recognition of income related to our entry into the collaboration agreement with Solasia Pharma K.K. on March 7, 2011. Under this agreement we received $5.0 million in research and development funding which we are recognizing over the estimated period of performance under the agreement, currently 75 months.

Research and development expenses. Research and development expenses during the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
($ in thousands)	2013	2012	Change
Research and development	$19,112	$13,985	$5,127	37%

Research and development expenses for the three months ended March 31, 2013 increased by $5.1 million from the three months ended March 31, 2012. The increase was due to higher trial costs of $2.6 million related to the Phase 3 palifosfamide study in SCLC, higher manufacturing activity of $2.4 million, other clinical costs of $0.6 million, and higher employee-related costs of $0.3 million. These are offset by decreased trial costs related to the Phase 3 palifosfamide study in STS of $0.3 million, due to the trial completing enrollment in the second quarter of 2012 and nearing completion of patient-treatment activities and lower preclinical trial costs of $0.5 million.

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

For the three months ended March 31, 2013, our clinical projects consisted primarily of two Phase 3 projects for palifosfamide. The expenses for our Phase 3 palifosfamide study in STS incurred by us to third parties were $4.4 million for the three months ended March 31, 2013 and $39.2 million from the project inception in July 2010 through March 31, 2013. The expenses for our Phase 3 palifosfamide study in SCLC incurred by us to third parties were $3.7 million for the three months ended March 31, 2013, and $14.5 million from the project inception in December 2011 through March 31, 2013.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
($ in thousands)	2013	2012	Change
General and administrative	$4,671	$4,848	$(177)	(4)%

General and administrative expenses for the three months ended March 31, 2013 decreased by $0.2 million from the three months ended March 31, 2012. The decrease was primarily due to lower employee travel in 2013 compared to 2012.

Other income (expense). Other income (expense) for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
($ in thousands)	2013	2012	Change
Other income (expense), net	$(4)	$(26)	$22	(85)%
Change in fair value of warrants	10,788	(5,811)	16,599	(286)%

Total	$10,784	$(5,837)	$16,621

The increase in total other income (expense) of $16.6 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the change in the fair value of liability-classified warrants was driven by a decrease in the Company’s stock price.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $55.7 million in cash and cash equivalents, compared to $73.3 million in cash and cash equivalents as of December 31, 2012. We anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for interim overall survival data in the MATISSE trial. Also included in the estimate are the advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2013 and 2012:

	Three months ended March,
($ in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(18,243)	$(25,860)
Investing activities	(114)	(154)
Financing activities	706	49,309

Net increase (decrease) in cash and cash equivalents	$(17,651)	$23,295

Net cash used in operating activities was $18.2 million for the three months ended March 31, 2013 compared to $25.9 million for the three months ended March 31, 2012. The $7.7 million decrease was due to a decrease in cash used for prepaid expenses, an increase in accrued expenses, as well as an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2013 compared to $0.2 million for the three months ended March 31, 2012. The decrease was due to decreased spending on property, plant, and equipment in the New York and Boston offices.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2013 compared to $49.3 million for the three months ended March 31, 2012. The change is primarily attributable to a $49.2 million financing that occurred during the first three months of 2012.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2013, our accumulated deficit was approximately $296.5 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Internal costs associated with the development of the synthetic biology programs, palifosfamide, indibulin and our ability to secure further financing for darinaparsin development from a partner;

•	Our ability to secure partnering arrangements;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments; and

•	Other matters identified under Part II – Item 1A. “Risk Factors” below.

Working capital as of March 31, 2013 was $40.2 million, consisting of $60.6 million in current assets and $20.4 million in current liabilities. Working capital as of December 31, 2012 was $61.4 million, consisting of $80.3 million in current assets and $18.9 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$5,280	$1,219	$2,451	$1,313	$297
Royalty and license fees	1,400	275	550	550	25
Contract milestone payments	408	68	36	304	—

Total	$7,088	$1,562	$3,037	$2,167	$322

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts and the remaining lease term for our office space in Germantown, Maryland. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreements with PPD Development, L.P and Pharmaceutical Research Associates, Inc. Our contract milestone payments have been reduced from prior periods and are being replaced with service based payments. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of March 31, 2013. On July 16, 2012, we decided to close our Germanton, Maryland office. Our operating lease commitment for the Germantown, Maryland office included in the above table is $52 thousand in the column “less than 1 year.”

Off-balance sheet arrangements

During the three ended March 31, 2013 and 2012, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2013.

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

Part II—Other Information

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2013, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* We will require additional financial resources in order to continue ongoing development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2013, we had a net loss of $12.8 million, and, as of March 31, 2013, we have incurred approximately $296.5 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	Implement additional internal systems and infrastructure; and

•	Hire additional personnel as required.

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of synthetic biology and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide, MATISSE, further progress with the development of our other candidates may be significantly delayed and may depend on the licensing of those compounds to third parties.

We anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014 and we have no current committed sources of additional capital. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our financial statements. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

* We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2013, we had incurred approximately $296.5 million of cumulative net losses and had approximately $55.7 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014. Following negative results in our PICASSO 3 pivotal trial in first-line STS in March 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. In addition, changes may occur that would consume our existing capital prior to the first quarter of 2014, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our financial statements. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for the interim analysis of data in the MATISSE trial. Also included in the estimate are the advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

We have received Orphan Drug designations for darinaparsin for the treatment of peripheral T-cell lymphoma in both the United States and Europe, and we may be able to receive additional Orphan Drug designation from the FDA and EMA for other product candidates. In the United States, orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan designation qualifies the sponsor of the product for the tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other product candidates will receive Orphan Drug designation or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The in vivo effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with DC-RTS-IL-12 having completed a Phase 1 study and Ad-RTS-IL-12 currently in a Phase 2 study, both in melanoma. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

* We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The in vivo effector platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, DC-RTS-IL-12 and Ad-RTS-IL-12. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our March 2013 workforce reduction plan we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Jason A. Amello, our Executive Vice President and Chief Financial Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Dr. Lewis’, Mr. Amello’s and Mr. Belbel’s employment are governed by written employment agreements. The employment agreement with Dr. Lewis provides for a term that expires in January 2014. Dr. Lewis and Messrs. Amello and Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Lewis and Messrs. Amello and Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

* The results of our clinical trials may not support our product candidate claims.

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

•	an extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

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

OTHER RISKS RELATED TO OUR COMPANY

* Our stock price has been, and may continue to be, volatile

The market price of our common stock has been highly volatile. The stock market from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, factors such as fluctuations in our operating results, future sales of our common stock, announcements of the timing and amount of product sales, announcements of the status of development of our products, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, laboratory or clinical trial results, government regulation, FDA determinations on the approval of a product candidate NDA submission, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and general market conditions may have a substantial effect on the market price of our common stock.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, we purchased 57,418 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2013	52,018	$4.28
February 1 to 28, 2013	—	$—
March 1 to 31, 2013	5,400	$4.50

Total	57,418

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

Dated: May 7, 2013

/s/ Jason A. Amello
Jason A. Amello
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 7, 2013

EXHIBIT INDEX

10.1	Extension of Employment Agreement dated January 8, 2013 by and between ZIOPHARM Oncology, Inc. and Jonathan Lewis, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 8, 2013).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.