Form 10-K/A
period 2012-12-31
ZIOPHARM ONCOLOGY INC
filed 2013-06-28
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One First Avenue, Parris Building 34, Navy Yard Plaza Boston, Massachusetts	02129
(Address of Principal Executive Offices)	(Zip Code)

(617) 259-1970

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for our year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, which we refer to as the “Original Report”, to refile “Item 8. Financial Statements and Supplementary Data” in its entirety to include the report of Caturano and Company, P.C., the Company’s independent registered accounting firm for the period from September 9, 2003 (date of inception) through December 31, 2009 and the related consent of such independent registered accounting firm to the inclusion of such report in this Form 10-K/A. In addition, this Form 10/K-A includes the signature of our current principal financial officer on this Amendment No. 1 and on the Section 302 and Section 906 Certifications of the Principal Financial Officer.

No other changes have been made to the Original Report. This Form 10-K/A speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the Original Report.

2

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-46 of this annual report on Form 10-K/A and is incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: June 28, 2013	By:	/s/ Jonathan Lewis
Jonathan Lewis
Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2013	By:	/s/ Kevin G. Lafond
Kevin G. Lafond
Vice President – Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

4

ZIOPHARM Oncology, Inc. (a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (McGladrey LLP)	F-1

Report of Independent Registered Public Accounting Firm (Caturano and Company, P.C.)	F-3
Balance Sheets as of December 31, 2012 and 2011	F-4
Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, and for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-6-11
Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, and for the Period from September 9, 2003 (date of inception) through December 31, 2012	F-12
Notes to Financial Statements	F-13

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

Boston, Massachusetts

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ZIOPHARM Oncology, Inc.

Boston, Massachusetts

We have audited the statements of operations, changes in preferred stock and stockholders’ equity (deficit) and cash flows of ZIOPHARM Oncology, Inc. (a development stage company) for the period from September 9, 2003 (date of inception) through December 31, 2009 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of ZIOPHARM Oncology, Inc. and its cash flows from September 9, 2003 (date of inception) through December 31, 2009 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America.

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2012

(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	1,600	—	—	1,600
Issuance of restricted common stock	—	—	—	586,500	1	(1)	—	—	—
Forfeiture of unvested restricted common stock	—	—	—	(25,000)	—	—	—	—	—
Other	—	—	—	—	—	1	—	(1)	—
Net loss	—	—	—	—	—	—	—	(25,231)	(25,231)

Balance at December 31, 2008	—	—	—	21,860,464	22	71,274	20,504	(85,061)	6,739
Cumulative effect of a change in accounting principle - January 1, 2009 reclassification of warrants to warrant liabilities	—	—	—	—	—	—	(1,638)	1,566	(72)
Stock-based compensation	—	—	—	—	—	2,181	—	—	2,181
Forfeiture of unvested restricted common stock	—	—	—	(69,500)	—	—	—	—	—
Issuance of common stock and warrants in a private placement, net of expenses $465	—	—	—	2,772,337	3	385	4,207	—	4,595
Issuance of common stock and warrants in a registered direct offering, net of commission and expenses of $2,802 and warrants of $22,860	—	—	—	15,484,000	15	22,323	—	—	22,338
Exercise of warrants to purchase common stock	—	—	—	136,986	—	279	—	—	279
Exercise of employee stock options	—	—	—	102,564	—	73	—	—	73
Issuance of restricted common stock	—	—	—	1,400,500	2	(2)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(103,823)	—	(380)	—	—	(380)
Net loss	—	—	—	—	—	—	—	(7,649)	(7,649)

Balance at December 31, 2009	—	—	—	41,583,528	42	96,133	23,073	(91,144)	28,104

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging . As such, the Company has concluded the warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified as liabilities (see Note 9 to the financial statements, Warrants).

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock in accordance with FASB ASC Topic 815, Derivatives and Hedging . As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock in accordance with ASC Topic 815, Derivatives and Hedging . As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were indexed to the Company’s own stock in accordance with ASC Topic 815, Derivatives and Hedging . As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were both (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC Topic 815, Derivatives and Hedging . As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, “ Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ”. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. The adoption of this standard did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income .. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

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

Operating Leases

Prior to December 31, 2011, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupies 7,259 square feet of space in New York, NY, and maintains a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2012. The lease for office space in New York, NY expires in October 2018.

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

14.	Selected Quarterly Information (Unaudited)

(in thousands, except per share amount)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$200	$200
Total operating expenses	18,833	23,166	21,927	39,043
Loss from operations	(18,633)	(22,966)	(21,727)	(38,843)
Change in fair value of warrants	(5,811)	(650)	3,945	8,566
Net (loss)	(24,470)	(23,613)	(17,824)	(30,225)
Loss per share, basic and diluted	$(0.32)	$(0.30)	$(0.23)	$(0.37)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$67	$200	$200	$200
Total operating expenses	27,993	13,048	14,409	16,617
Loss from operations	(27,926)	(12,848)	(14,209)	(16,417)
Change in fair value of warrants	(11,080)	2,115	13,388	3,160
Net (loss)	(39,008)	(10,724)	(802)	(13,244)
Loss per share, basic and diluted	$(0.65)	$(0.16)	$(0.01)	$(0.19)

EXHIBIT INDEX

Exhibit No.	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm—McGladrey LLP

23.2	Consent of Independent Registered Public Accounting Firm — Caturano and Company, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed March 18, 2013.