Form 10-Q
period 2013-06-30
ZIOPHARM ONCOLOGY INC
filed 2013-08-08
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Avenue, Parris Building 34, Navy Yard Plaza

Boston, Massachusetts 02129

(617) 259-1970

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2013, was 83,522,763 shares.

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

ZIOPHARM Oncology, Inc. (a development stage company)

		Page

Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4

	Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from September 9, 2003 (date of inception) through June 30, 2013 (unaudited)	5

	Statement of Stockholders’ Equity for the six months ended June 30, 2013 (unaudited)	6

	Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from September 9, 2003 (date of inception) through June 30, 2013 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	54

Item 3.	Defaults upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

SIGNATURES		55

Part I – Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$38,932	$73,306
Receivables	31	58
Prepaid expenses and other current assets	4,067	6,912

Total current assets	43,030	80,276

Property and equipment, net	1,713	1,994

Deposits	128	133
Other non-current assets	732	1,001

Total assets	$45,603	$83,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,165	$1,509
Accrued expenses	18,969	16,516
Deferred revenue - current portion	800	800
Deferred rent - current portion	63	39

Total current liabilities	20,997	18,864

Deferred revenue	2,333	2,733
Deferred rent	365	400
Warrant liabilities	2,576	12,962

Total liabilities	26,271	34,959

Commitments and contingencies (note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 83,540,682 and 83,236,840 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	84	83
Additional paid-in capital - common stock	330,735	325,177
Additional paid-in capital - warrants issued	3,728	6,909
Deficit accumulated during the development stage	(315,215)	(283,724)

Total stockholders’ equity	19,332	48,445

Total liabilities and stockholders’ equity	$45,603	$83,404

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Period from September 9, 2003 (date of inception) through June 30, 2013
	2013	2012	2013	2012

Research contract revenue	$200	$200	$400	$400	$1,867

Operating expenses:
Research and development, including costs of research contracts	14,775	18,264	33,887	32,249	246,232
General and administrative	3,721	4,902	8,392	9,750	96,710

Total operating expenses	18,496	23,166	42,279	41,999	342,942

Loss from operations	(18,296)	(22,966)	(41,879)	(41,599)	(341,075)

Other income (expense), net	7	3	3	(23)	4,704
Change in fair value of warrants	(403)	(650)	10,385	(6,461)	21,156

Net loss	$(18,692)	$(23,613)	$(31,491)	$(48,083)	$(315,215)

Net loss per share - basic and diluted	$(0.22)	$(0.30)	$(0.38)	$(0.62)

Weighted average common shares outstanding to compute net loss per share - basic and diluted	83,082,633	78,514,718	82,994,845	77,067,424

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the six Months Ended June 30, 2013

(unaudited)

(in thousands, except share and per share data)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445

Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Exercise of employee stock options	—	—	455,168	1	853	—	—	854
Exercise of warrants to purchase common stock	—	—	49,315	—	172	(71)	—	101
Expired warrants	—	—	—	—	3,110	(3,110)	—	—
Cancelled restricted stock	—	—	(140,600)	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	(60,041)		(250)	—	—	(250)
Net loss	—	—	—	—	—	—	(31,491)	(31,491)

Balance at June 30, 2013	—	$—	83,540,682	$84	$330,735	$3,728	$(315,215)	$19,332

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,		Period from September 9, 2003 (date of inception) through June 30, 2013
	2013	2012
Cash flows from operating activities:
Net loss	$(31,491)	$(48,083)	$(315,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396	265	2,970
Stock-based compensation	1,673	2,290	21,854
Change in fair value of warrants	(10,385)	6,461	(21,156)
Loss on disposal of fixed assets	—	—	57
Common stock issued in exchange for in-process research and development	—	—	36,151
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	27	79	(31)
Prepaid expenses and other current assets	2,845	(7,738)	(4,067)
Other noncurrent assets	269	(53)	(732)
Deposits	4	(41)	(130)
Increase (decrease) in:
Accounts payable	(344)	(258)	1,165
Accrued expenses	2,453	4,681	18,969
Deferred revenue	(400)	(400)	3,133
Deferred rent	(11)	172	428

Net cash used in operating activities	(34,964)	(42,625)	(256,604)

Cash flows from investing activities:
Purchases of property and equipment	(115)	(1,107)	(4,741)
Proceeds from sale of property and equipment	—	—	1

Net cash used in investing activities	(115)	(1,107)	(4,740)

Cash flows from financing activities:
Stockholders’ capital contribution	—	—	500
Proceeds from exercise of stock options	854	30	2,227
Payments to employees for repurchase of common stock	(250)	—	(3,117)
Proceeds from exercise of warrants	101	210	13,180
Proceeds from issuance of common stock and warrants, net	—	49,170	270,726
Proceeds from issuance of preferred stock, net	—	—	16,760

Net cash provided by financing activities	705	49,410	300,276

Net increase (decrease) in cash and cash equivalents	(34,374)	5,678	38,932
Cash and cash equivalents, beginning of period	73,306	104,713	—

Cash and cash equivalents, end of period	$38,932	$110,391	$38,932

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$—	$47,276

Preferred stock conversion to common stock	$—	$—	$16,760

Exercise of equity-classified warrants to common shares	$72	$166	$9,396

Exercise of liability-classified warrants to common shares	$—	$412	$352

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc. (“ZIOPHARM” or the “Company”) is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, a diverse portfolio of cancer drugs that can address unmet medical needs through the development of a proprietary synthetic biology platform and small molecule drug candidates.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at June 30, 2013. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2013, the Company’s accumulated deficit was approximately $315.2 million. Following the restructuring described in Note 3, the Company currently believes that it has sufficient capital to fund development and commercialization activities into the first quarter of 2014. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

1. Business – (continued)

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

3. Restructuring

On April 3, 2013, the Company completed a workforce reduction plan to reduce costs as part of the Company’s decision to terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and place exclusive strategic focus on its synthetic biology programs, which are being developed in partnership with Intrexon Corporation (Notes 6, 7 and 9). Pursuant to the workforce reduction plan, the Company eliminated a total of 65 positions, comprised of 40 filled positions and 25 unfilled positions across various functions and locations. Employees whose positions were eliminated as part of the plan were notified beginning on April 2, 2013. Affected employees were offered separation benefits, including severance payments, and temporary healthcare coverage assistance. In connection with the elimination of filled positions as part of the workforce reduction plan, the Company incurred charges of $1.6 million during the second quarter of 2013, primarily for one-time contractual severance benefits. Additionally, the Company is evaluating its facilities and the associated contractual obligations to determine the appropriate course of action and any associated charges for exit and disposal activities. The Company currently cannot estimate these amounts, but expects to file an amended Current Report on Form 8-K within four business days of making such determination.

On July 16, 2012, the Company announced that it restructured its management team and closed its Germantown, MD office. As a result of this action, the Company recorded a restructuring charge, consisting primarily of severance, stock based compensation associated with stock option modifications (see Note 9) and health benefit continuation costs of approximately $1.3 million. These costs are included in general and administrative expense for the period from inception (September 9, 2003) through June 30, 2013.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$36,709	$36,709	$—	$—

Warrant liability	$2,576	$—	$2,576	$—

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$72,002	$72,002	$—	$—

Warrant liability	$12,962	$—	$12,962	$—

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

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at June 30, 2013 and 2012 consist of the following:

	June 30,
	2013	2012
Stock options	6,538,419	5,397,154
Unvested restricted common stock	454,325	1,029,848
Warrants	10,441,431	11,268,678

	17,434,175	17,695,680

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement (the “Channel Agreement”) with Intrexon Corporation (see Note 7 for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the six months ended June 30, 2012, the Company paid Intrexon approximately $10.7 million, of which $2.5 million was for services already incurred and the remaining $8.2 million expected to be incurred within a year. This amount has been included as part of prepaid expenses and other current assets on the balance sheet as of June 30, 2012. During the six months ended June 30, 2013, the Company was billed $3.7 million for services performed by Intrexon, which was applied against the prepaid balance. As of June 30, 2013, the prepaid balance in other current assets on the accompanying balance sheet was $1.1 million.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering (see Note 9).

On November 7, 2012, the Company issued 3,636,926 shares of common stock to Intrexon (see Note 9).

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies

Patent and Technology License Agreement – The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacture indibulin. During the year ended December 31, 2012, a milestone of $250 thousand was reached and expensed. No milestones under the license agreement were reached or expensed during the six months ended June 30, 2013.

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

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period.

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

CRO Services Agreement with PPD Development, L. P.

We are party to a Master Clinical Research Organization Services Agreement with PPD Development, L.P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of our clinical trials. PPD is entitled to cumulative payments of up to $19.9 million under these arrangements, which is payable by us in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, we expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and we recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million. During the six months ended June 30, 2013, patient progression and data based milestones were met and expensed totaling $9.1 million.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, we entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. PRA is entitled to cumulative payments of up to $9.5 million under these arrangements, which is payable by us in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, we expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones. During the six months ended June 30, 2013, contract modification and patient enrollment based milestones were met and expensed totaling $2.2 million.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies – (continued)

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, we entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the current trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable by us in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, we expensed $256 thousand upon the achievement of various milestones. During the six months ended June 30, 2013, two database related milestones were met and expensed totaling $126 thousand.

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments. The number of warrants outstanding at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Liability-classified warrants	8,050,709	8,050,709
Equity-classified warrants	2,390,722	3,146,745

Total warrants	10,441,431	11,197,454

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

The Company uses the Binomial/Monte Carlo pricing model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Risk-free interest rate	0.26%	0.37%
Expected life in years	1.44	2.44
Expected volatility	70%	70%
Expected dividend yield	0	0
Steps per year	12	12

The change in the fair value of the warrant liability resulted in a loss of $0.4 million and a gain of $10.4 million for the three and six months ended June 30, 2013, respectively. The change in the fair value of the warrant liability resulted in losses of $0.6 million and $6.4 million for the three and six months ended June 30, 2012, respectively. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

During the six months ended June 30, 2013, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received
Cash exercises	49,315	—	49,315	$—	$101
Cashless exercises	—	—	—	—	—

	49,315	—	49,315	$—	$101

During the six months ended June 30, 2012, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received
Cash exercises	102,744	—	102,744	$—	$210
Cashless exercises	12,329	373,617	89,859	412	—

	115,073	373,617	192,603	$412	$210

During the six months ended June 30, 2013, 706,708 warrants issued on May 3, 2006, exercisable at $5.09, expired unexercised on May 3, 2013.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Research and development	$(145)	$426	$392	$942
General and administrative	277	652	1,281	1,348

Stock-based employee compensation expense	$132	$1,078	$1,673	$2,290

The Company granted 1,315,500 and 1,426,400 stock options during the three and six months ended June 30, 2013 that had a weighted-average grant date fair value of $1.77 and $1.89 per share, respectively. The Company granted 361,900 and 425,400 stock options during the three and six months ended June 30, 2012 that had a weighted-average grant date fair value of $3.51 and $3.48 per share, respectively.

At June 30, 2013, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.3 million. The cost is expected to be recognized over a weighted-average period of 1.74 years.

On July 16, 2012, the Company extended the contractual life of 829,488 fully vested stock options held by 3 employees from 12 to 18 months, and extended the vesting period for 200,000 unvested stock options and 147,427 unvested shares of restricted stock held by 2 employees from 6 to 12 months (also see Note 3 Restructuring).

On May 31, 2013, the Company extended the contractual life of 66,667 fully vested stock options held by one employee from 3 to 12 months.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

For the six months ended June 30, 2013 and 2012, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2013	2012
Risk-free interest rate	1.65%	0.93 - 1.10%
Expected life in years	6	6
Expected volatility	95.45%	83.36 - 83.52%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2013 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	7,147,303	$4.11

Granted	1,426,400	2.49
Exercised	(455,168)	1.87
Cancelled	(1,580,116)	4.73

Outstanding, June 30, 2013	6,538,419	$3.76	7.11	$956

Vested and unvested expected to vest at June 30, 2013	6,481,884	$3.85	5.03	$948

Options exercisable, June 30, 2013	3,406,985	$3.85	5.03	$956

Options exercisable, December 31, 2012	3,683,786	$3.56	5.28	$3,972

Options available for future grant	1,430,403

A summary of the status of unvested restricted stock for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2012	733,739	$4.37
Granted	—	—
Vested	(138,814)	4.26
Cancelled	(140,600)	4.42

Non-vested, June 30, 2013	454,325	$4.38

At June 30, 2013, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $1.4 million. The cost is expected to be recognized over a weighted-average period of 1.44 years.

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

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with other commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through the licensing and development of a synthetic biology platform and proprietary small molecule drug candidates. On March 26, 2013, we announced that our Phase 3 trial of palifosfamide in first-line metastatic soft tissue sarcoma, entitled PICASSO 3, did not meet its primary endpoint of progression-free survival. With this outcome, we made the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and place exclusive strategic focus on our synthetic biology programs in the field of cancer, pursuit to a partnership agreement with Intrexon Corporation, or Intrexon. Under the agreement, we obtained rights to Intrexon’s effector platform for use in the field of oncology, which includes two existing clinical stage product candidates, DC-RTS-IL-12 + Activator Ligand and Ad-RTS-IL-12 + Activator Ligand. We plan to leverage Intrexon’s synthetic biology platform to develop products to stimulate key pathways used by the body’s immune system to inhibit the growth and metastasis of cancers, utilizing our capabilities to translate science to the patient setting. More detailed descriptions of DC-RTS-IL-12, Ad-RTS-IL-12, and our small molecule programs, and our clinical development plans for each are set forth below. More detailed descriptions of these product candidates and our clinical development plans for each are also set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in other reports that we file from time to time with the Securities and Exchange Commission.

Product Candidates

Synthetic Biology Programs: DC-RTS-IL-12 + Activator Ligand and Ad-RTS-IL-12 + Activator Ligand

General. On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment. In partnership with Intrexon Corporation, ZIOPHARM’s DNA synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12 under the control of Intrexon’s proprietary biological “switch” (the RheoSwitch Therapeutic System® or RTS® platform) to turn on/off the therapeutic protein expression at the tumor site. DC-RTS-IL-12 and Ad-RTS-IL-12 are the two clinical-stage products and Ad-RTS-IL-12 is currently being tested in two Phase 2 studies, the first for the treatment of advanced melanoma, and the second in combination with palifosfamide for the treatment of non-resectable recurrent or metastatic breast cancer. Ad-RTS-IL-12 uses synthetic biology to enable controlled delivery of therapeutic interleukin-12 (IL-12), a protein important for enhancing the development of an immune response to cancer.

Clinical Development Plan for the Synthetic Biology Program. We completed enrollment in a Phase 1b dose escalation study of DC-RTS-IL-12 in the second quarter of 2012 in the United States. DC-RTS-IL-12 employs intratumoral injection of modified dendritic cells from each patient and oral dosing of an activator ligand to turn on in vivo expression of interleukin-12, or IL-12. DC-RTS-IL-12, through the RTS®, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication incompetent adenoviral vector carrying the IL-12 gene under the control of the RTS®. In addition, another Phase 1 study employs direct injection of Ad-RTS-IL-12 for the regulated expression of human IL-12 for the treatment of patients with stage III or IV melanoma. The binding of the small molecule activator to the fusion proteins of RTS® regulates the timing and level of IL-12 expression. In the absence of the activator ligand, the level of IL-12 is below detectable levels. Currently, there are no actively enrolling studies using DC-RTS-IL-12, as we have prioritized our clinical development efforts on Ad-RTS-IL-12.

A clinical study of Ad-RTS-IL-12 is currently ongoing in a Phase 1/2 study for metastatic melanoma. The Phase 1 portion of the study evaluated safety in addition to immunological and biological effects and efficacy of the therapeutic candidate in patients with advanced melanoma. Enrollment in the Phase 1 portion of the study is complete and the Phase 2 portion is actively enrolling patients.

In the Phase 1 portion of the study, clinical activity was observed at the two highest dose levels. The data also showed a correlation between T-cell immune responses and biological response. We reported that clinical activity was observed in injected and non-injected lesions, and that the therapy was generally well-tolerated with a safety profile consistent with other immunotherapies at the 2013 annual meeting of the American Society of Clinical Oncology, or ASCO.

Based on early activity, and a determination of a biologically effective dose, we advanced to Phase 2 and enrollment is on-going in this study. The Phase 2 study is a multi-center, single-arm, open-label study that is enrolling patients with unresectable Stage III or IV melanoma and further evaluating the safety and efficacy of intratumoral injections of Ad-RTS-IL-12 in combination with an oral activator ligand. Data from this Phase 2 study are expected in the second half of 2013.

We also initiated a Phase 2 trial of Ad-RTS-IL-12 and palifosfamide for breast cancer in the first quarter of 2013. Part one of this two-part study will consist of a safety assessment for Ad-RTS-IL-12 and palifosfamide, alone or in combination. Part two will consist of an efficacy evaluation of the Ad-RTS-IL-12 only arm and the combination arm. The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary endpoints include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers.

This two-part multi-center U.S. study will enroll patients with non-resectable, recurrent or metastatic breast cancer who have visible lesions or lesions accessible by injection. The study is designed to assess the safety and efficacy of the drug combination of Ad-RTS IL-12 and a chemotherapy agent. Although this study was initiated with palifosfamide as the chemotherapy and second investigational therapy, we may substitute palifosfamide with an FDA-approved chemotherapeutic or other agent.

Preclinical mouse glioma studies evaluating either DC-RTS-IL-12 or Ad-RTS-IL-12 therapy demonstrated a survival benefit in all animals treated at higher doses with no adverse clinical signs and symptoms. Additional preclinical studies are currently ongoing with Ad-RTS-IL-12 to enable initiation of a Phase 1 clinical study in the first half of 2014. This Phase 1 clinical study will evaluate the safety and tolerability of the Ad-RTS-IL-12 therapy in patients with recurring glioblastoma.

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

Clinical Development Plan for Palifosfamide. Previously we have studied palifosfamide in combination with doxorubicin in patients with soft tissue sarcoma. In March 2013, we announced that the Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival (PFS) and that we would terminate our development program in metastatic soft tissue sarcoma. PICASSO 3 study data has been submitted for presentation at an upcoming major scientific meeting.

Data from a Phase 1 trial palifosfamide in combination with etoposide and carboplatin informed appropriate dosing for initiating an adaptive Phase 3 trial in first-line, metastatic SCLC. In June 2012, the Company initiated an international, multi-center, open-label, adaptive, randomized study of palifosfamide in combination with carboplatin and etoposide, or PaCE, chemotherapy versus carboplatin and etoposide, or CE, alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. The trial’s primary endpoint is overall survival.

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

Indibulin, ZIO-301

General. Indibulin is a novel, small molecule inhibitor of tubulin polymerization. A number of marketed IV anti-cancer drugs target tubulin, such as the taxane family members, paclitaxel (Taxol®), docetaxel (Taxotere®), the Vinca alkaloid family members, vincristine and vinorelbine, and new classes of tubulin inhibitors including the epothilones. In spite of their effectiveness, the use of these drugs is associated with significant toxicities, notably peripheral neurotoxicity.

Indibulin is potentially safer than other tubulin inhibitors as no neurotoxicity has been observed in preclinical studies and in Phase 1 clinical trials. Indibulin has a different pharmacological profile from other tubulin inhibitors currently on the market as it binds to a unique site on tubulin and is active in multi-drug-resistant (MDR-1, MRP-1) and taxane-resistant tumors.

Clinical Development Plan for Indibulin. Preclinical work established a dosing schedule, five days on drug and nine days off, to enhance activity while managing toxicity. A Phase 1 study using this dosing regimen was conducted in late stage metastatic breast cancer and was proven to be safe and tolerable. We are currently evaluating possible third-party collaboration with respect to the further clinical development of indibulin.

Development Plans

We are currently pursuing several clinical development opportunities, principally in our synthetic biology programs in addition to continuing to pursue opportunities in our small molecule programs. We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon. In addition, we may seek to enhance our pipeline in synthetic biology through highly focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities. We may also seek to out-license some or all of our small molecule programs to further support our synthetic biology efforts.

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of June 30, 2013, we had approximately $38.9 million of cash and cash equivalents. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the factors discussed in the ‘‘Risk Factors’’ section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources, which are discussed under “—Liquidity and Capital Resources” below. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

Revenue. Revenue during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
($ in thousands)

Collaboration revenue	$200	$200	$—	0%	$400	$400	$—	0%

Revenue for the three and six months ended June 30, 2013 was the same as the three and six months ended June 30, 2012. This is due to the continued recognition of income related to our entry into the collaboration agreement with Solasia Pharma K.K. on March 7, 2011. Under this agreement we received $5.0 million in research and development funding which we are recognizing over the estimated period of performance under the agreement, currently 75 months.

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
($ in thousands)

Research and development	$14,775	$18,264	$(3,489)	(19%)	$33,887	$32,249	$1,638	5%

Research and development expenses for the three months ended June 30, 2013 decreased by $3.5 million when compared to the three months ended June 30, 2012. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended June 30, 2013, completed a workforce reduction plan to reduce costs (see Note 3). This resulted in lower costs of $1.8 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower preclinical trial costs of $1.7 million, lower employee-related costs of $0.9 million and lower manufacturing costs of $0.3 million. The decrease was offset by an increase of $1.0 million in discovery activities related to our synthetic biology program and other costs of $0.2 million.

Research and development expenses for the six months ended June 30, 2013 increased by $1.6 million when compared to the six months ended June 30, 2012. The increase was primarily due to $1.8 million increased discovery activities related to our synthetic biology programs, $0.8 million of costs related to the Phase 3 palifosfamide study in SCLC, higher manufacturing activities of $2.1 million and other clinical costs of $0.9 million. This was offset by a decrease in preclinical trial costs of $2.7 million, a decrease of $0.4 million related to our new safety database, lower employee-related costs of $0.5 million and decreased other clinical costs of $0.2 million, as we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and completed a workforce reduction plan to reduce costs (see Note 3).

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

For the six months ended June 30, 2013, our clinical projects consisted primarily of two Phase 3 projects for palifosfamide. The expenses for our Phase 3 palifosfamide study in STS incurred by us to third parties were $9.8 million for the six months ended June 30, 2013 and $44.5 million from the project inception in July 2010 through June 30, 2013. The expenses for our Phase 3 palifosfamide study in SCLC incurred by us to third parties were $4.8 million for the six months ended June 30, 2013, and $15.6 million from the project inception in December 2011 through June 30, 2013.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
($ in thousands)

General and administrative	$3,721	$4,902	$(1,181)	(24%)	$8,392	$9,750	$(1,358)	(14%)

General and administrative expenses for the three months ended June 30, 2013 decreased by $1.2 million when compared to the three months ended June 30, 2012. The decrease was primarily due to lower employee-related costs of $0.6 million as a result of our workforce reduction plan (see Note 3) as well as $0.5 million in non-employee contracted costs and other costs of $0.1 million.

General and administrative expenses for the six months ended June 30, 2013 decreased by $1.4 million when compared to the six months ended June 30, 2012. The decrease was primarily due to lower employee-related costs of $0.8M as a result of our workforce reduction plan (Note 3) as well as $0.5 million in non-employee contracted costs and other costs of $0.1 million.

Other income (expense). Other income (expense) for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change
($ in thousands)

Other income, net	$7	$3	$4	133%	$3	$(23)	$26	(113)%
Change in fair value of warrants	(403)	(650)	247	(38)%	10,385	(6,461)	16,846	(261)%

Total	$(396)	$(647)	$251		$10,388	$(6,484)	$16,872

The increase in total other income (expense) of $0.3 million from the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to the change in the fair value of liability-classified warrants which was driven by an increase in our stock price.

The increase in total other income (expense) of $16.9 million from the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the change in the fair value of liability-classified warrants which was driven by a decrease in our stock price.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $38.9 million in cash and cash equivalents, compared to $73.3 million in cash and cash equivalents as of December 31, 2012. We anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for interim overall survival data in the MATISSE trial. Also included in the estimate are the advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2013 and 2012:

	Six months ended June,
	2013	2012
($ in thousands)
Net cash provided by (used in):
Operating activities	$(34,964)	$(42,625)
Investing activities	(115)	(1,107)
Financing activities	705	49,410

Net increase (decrease) in cash and cash equivalents	$(34,374)	$5,678

Net cash used in operating activities was $35.0 million for the six months ended June 30, 2013 compared to $42.6 million for the six months ended June 30, 2012. The $7.6 million decrease was primarily due to a decrease in cash used for prepaid expenses, offset by an increase in accrued expenses.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2013 compared to $1.1 million for the six months ended June 30, 2012. The decrease was due to decreased spending on property, plant, and equipment in the New York and Boston offices.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2013 compared to $49.4 million for the six months ended June 30, 2012. The change is primarily attributable to a $49.2 million financing that occurred during the first six months of 2012.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2013, our accumulated deficit was approximately $315.2 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Internal costs associated with the development of the synthetic biology programs, palifosfamide, indibulin and our ability to secure further financing for darinaparsin development from a partner;

•	Our ability to secure partnering arrangements;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments; and

•	Other matters identified under Part II—Item 1A. “Risk Factors” below.

Working capital as of June 30, 2013 was $22.0 million, consisting of $43.0 million in current assets and $21.0 million in current liabilities. Working capital as of December 31, 2012 was $61.4 million, consisting of $80.3 million in current assets and $18.9 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$4,939	$1,175	$2,467	$1,127	$170
Royalty and license fees	1,400	275	550	550	25
Contract milestone payments	408	104	304		—

Total	$6,747	$1,554	$3,321	$1,677	$195

Our commitments for operating leases relate to the lease for our corporate headquarters in New York, New York, our operations center in Boston, Massachusetts and the remaining lease term for our office space in Germantown, Maryland. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation and our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments. The contract milestone payments relate to our CRO agreements with Novella Clinical, Inc. Our contract milestone payments have been reduced from prior periods and are being replaced with service based payments. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of June 30, 2013. On July 16, 2012, we decided to close our Germanton, Maryland office. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation.

Off-balance sheet arrangements

During the six months ended June 30, 2013 and 2012, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2013.

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

Part II – Other Information

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2013, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2013, we had a net loss of $31.5 million, and, as of June 30, 2013, we have incurred approximately $315.2 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures. Further development of our product candidates, including product candidates that we may develop under our channel partnering arrangement with Intrexon, will likely require substantial increases in our expenses as we:

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

As of June 30, 2013, we had incurred approximately $315.2 million of cumulative net losses and had approximately $38.9 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the first quarter of 2014. Following negative results in our PICASSO 3 pivotal trial in first-line STS in March 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. In addition, changes may occur that would consume our existing capital prior to the first quarter of 2014, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our financial statements. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for the interim analysis of data in the MATISSE trial. Also included in the estimate are the advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. Moreover, if we fail to advance one or more of our current product candidates to later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.

Our need for additional capital and limited capital resources may force us to accept financing terms that could be significantly dilutive to existing stockholders. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

* The technology on which our Channel Agreement with Intrexon Corporation is based in part on early stage technology in the  field of human oncologic therapeutics.

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The synthetic biology effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with DC-RTS-IL-12 having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 currently in two Phase 2 studies, in melanoma and breast cancer. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

* We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The synthetic biology platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, DC-RTS-IL-12 and Ad-RTS-IL-12. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our March 2013 workforce reduction plan we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Dr. Lewis’, and Mr. Belbel’s employment are governed by written employment agreements. The employment agreement with Dr. Lewis provides for a term that expires in January 2014. Dr. Lewis and Mr. Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Lewis and Mr. Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

We have generated significant net operating loss carryforwards, or NOLs, as a result of our incurrence of losses since inception. We generally are able to carry NOLs forward to reduce taxable income in future years. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 and the U.S. Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a six-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past. As a result, our NOLs may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs were freely usable.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the six months ended June 30, 2013, we purchased 60,041 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the six months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 31, 2013	52,018	$4.28
February 1 to 28, 2013	—	$—
March 1 to 31, 2013	5,400	$4.50
April 1 to 30, 2013	—	$—
May 1 to 31, 2013	2,623	$1.65
June 1 to 30, 2013	—	$—

Total	60,041

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

/s/ Jonathan Lewis
Jonathan Lewis, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013

/s/ Kevin G. Lafond
Kevin G. Lafond
Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 8, 2013

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