Form 10-K
period 2013-12-31
ZIOPHARM ONCOLOGY INC
filed 2014-03-03
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $141,663,241 as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 67,138,977 shares of common stock held by non-affiliates and on a closing price of $2.11 as reported on the NASDAQ Capital Market on June 30, 2013.

As of February 10, 2014, there were 100,556,625 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2014 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

All trademarks, trade names and service marks appearing in this annual report on Form 10-K are the property of their respective owners

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to statements about:

•	The progress, timing and results of preclinical and clinical trials involving our drug candidates;

•	The progress of our research and development programs;

•	Our plans or others’ plans to conduct future clinical trials or research and development efforts;

•	The risk that final trial data may not support interim analysis of the viability of our drug candidates;

•	Our plans and expectations regarding partnering our drug candidates;

•	The benefits to be derived from relationships with our collaborators;

•	The receipt or anticipated receipt of regulatory clearances and approvals;

•	Estimates of the potential markets for our drug candidates;

•	Our ability to adequately protect our intellectual property rights;

•	The use of proceeds from this offering;

•	Our estimates of future revenues and profitability;

•	Our estimates regarding our capital requirements and our ability to control costs; and

•	Our need for additional funding and the period through which we anticipate our resources will sufficient to fund operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk factors” in Part I, Item 1A of this Annual Report on Form 10-K.

You should read Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in the foregoing documents by these cautionary statements.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

PART I

Item 1. Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic biology. Pursuant to an exclusive channel agreement with Intrexon Corporation, or Intrexon, we obtained rights to Intrexon’s synthetic biology platform for use in the field of oncology, which included two existing clinical stage product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. The synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex is our lead drug candidate, which uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We are currently studying Ad-RTS-IL-12 + veledimex in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer, and expect to announce early preliminary data from these Phase 2 studies in the fourth quarter of 2014. We plan to continue to combine Intrexon’s synthetic biology platform with our capabilities to translate science to the patient setting to develop additional products to stimulate key pathways, including those used by the body’s immune system to inhibit the growth and metastasis of cancers. We have numerous programs under development and expect to file multiple investigational new drug, or IND, applications through 2015. We also have a portfolio of small molecule drug candidates, which are no longer a strategic focus of our development activities for which we are seeking partners to pursue further development and potential commercialization.

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

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon, which we refer to as the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s synthetic biology platform with our capabilities to translate science to the patient setting. As a result, our DNA synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on/off the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS® platform. Our initial drug candidates being developed using the synthetic biology platform are Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex with a current focus on Ad-RTS-IL-12 + veledimex.

We have demonstrated that we are able to simultaneously express multiple effectors under control of the RTS® platform from the same construct. In mice, we have also shown that we are able to express multigenic DNA constructs in an embedded, controlled bioreactor, by injecting into skeletal muscle and measuring the DNA-coded proteins in the blood. Furthermore, we have also demonstrated the ability to express these same three genes under RTS® platform control in mesenchymal stem cells, or MSCs.

More detailed descriptions of Ad-RTS-IL-12 + veledimex, DC-RTS-IL-12 + veledimex, palifosfamide, darinaparsin and indibulin and our clinical development plans for each, are set forth in this report under the caption “Business—Product Candidates.”

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

It is reported that there are more than 100 different varieties of cancer. Carcinomas, the most common type of cancer, originate in tissues that cover a surface or line a cavity of the body. Lymphomas are cancers of the lymph system, which is a circulatory system that bathes and cleanses the body’s cells. Leukemias involve blood-forming tissues and blood cells. As their name indicates, brain tumors are cancers that begin in the brain, skin cancers, including melanomas, originate in the skin, while soft tissue sarcoma, or STS, arises in soft tissue. Cancers are considered metastatic if they spread through the blood or lymphatic system to other parts of the body to form secondary tumors.

Cancer is caused by a series of mutations (alterations) in genes that control cells’ ability to grow and divide. Some mutations are inherited; others arise from environmental factors such as smoking or exposure to chemicals, radiation, or viruses that damage cells’ DNA. The mutations cause cells to divide relentlessly or lose their normal ability to die.

According to the American Cancer Society, it was estimated that about 1,665,540 new cases of cancer are expected to be diagnosed in 2014 and about 585,720 Americans are expected to die from cancer in 2014. The cost of treating cancer is significant. The National Institutes of Health estimates that the overall costs of cancer in 2009 were $216.6 billion. These costs included an estimate of $86.6 billion in direct medical costs and $130.0 billion for indirect mortality costs.

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

Synthetic Biology Programs:

Ad-RTS-IL-12 + veledimex. Ad-RTS-IL-12 + veledimex is currently being tested in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. Ad-RTS-IL-12 + veledimex is our lead drug candidate, which uses our gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. Interleukin-12 (IL-12) is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. Intratumoral administration of Ad-RTS-IL-12 + veledimex, which allows for adjustment of IL-12 gene expression upon varying the dose of veledimex, is designed to reduce the toxicity elicited by systemic delivery of IL-12, and increase efficacy through high intratumoral expression.

In March 2013, we announced the initiation of a randomized, open label Phase 2 clinical study of Ad-RTS-IL-12 + veledimex to treat metastatic breast cancer. The two-part, multi-center U.S. study is enrolling patients with unresectable, recurrent or metastatic breast cancer who have visible lesions or lesions accessible by injection. The study is designed to assess the safety and efficacy of the therapeutic Ad-RTS-IL-12 + veledimex. Part one of this two-part study will consist of a safety assessment for Ad-RTS-IL-12 + veledimex while part two will consist of an efficacy evaluation of the Ad-RTS-IL-12 + veledimex. The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary endpoints include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers. Initiation of the clinical study was followed by the presentation of results, from a study in a breast cancer murine preclinical model, demonstrating the anti-tumor effects and tolerability of Ad-RTS-IL-12 + veledimex. The data were presented at the American Association for Cancer Research 2013 Annual Meeting in April.

In May 2013, we announced promising results from nonclinical and Phase 1 studies in metastatic melanoma using Ad-RTS-IL-12 + veledimex. In these studies, the controlled expression of IL-12, through a regulatable gene therapy strategy, was found to limit systemic toxicity while inducing biological and clinical activity. The findings were presented in an oral session at the 16th Annual Meeting of the American Society of Gene and Cell Therapy (ASGCT). In June, updated results were presented at the 2013 American Society for Clinical Oncology (ASCO). Ad-RTS-IL-12 + veledimex induce production of IL-12 mRNA in the tumor microenvironment (switch on). Upon removal of veledimex, IL-12 mRNA levels return to baseline (switch off). Following treatment with Ad-RTS-IL-12 + veledimex, increases in TILs (CD8+, CD45RO+) were observed in the tumor microenvironment. Clinical activity was observed in injected and non-injected lesions primarily at the higher doses of veledimex. Inflammation, shrinkage, flattening, and depigmentation of lesions correlated with the elevated serum levels of IFN-g. Ad-RTS-hL-12 + veledimex therapy was generally well-tolerated and its safety profile is consistent with other immunotherapies.

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma through the use of the RheoSwitch Therapeutic System® (RTS®) at the October 2013 AACR-NCI-EORTC. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barrier. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced unanimous Recombinant DNA Advisory Committee (RAC) approval for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, an adenoviral vector engineered to express interleukin-12 under the control of veledimex, an oral activator, in subjects with recurrent or progressive high grade gliomas (brain cancer). Upon agreement with the FDA of this Phase 1 study we anticipate its initiation in the first half of 2014. Glioblastoma is by far the most frequent malignant glioma and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based in surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival. Newly diagnosed glioblastoma patients have a median overall survival, or OS, of 11-17 month.

Also in December 2013, we presented positive interim results from the ongoing Phase 1/2 study of Ad-RTS-IL-12 + veledimex in patients with advanced melanoma. The results from this multicenter study were presented at Melanoma Bridge 2013 Conference at the session “Best Abstracts on News in Immunotherapy”, an international conference co-sponsored by Istituto Nazionale Tumori Fondazione, Sidra Medical and Research Center, and the Society for ImmunoTherapy of Cancer that is being held in Naples, Italy. In this study, 21 patients with unresectable, recurrent stage III/IV melanoma have been treated with intratumoral injections of Ad-RTS-IL-12 + veledimex and the oral activator veledimex. The purpose of the study is to evaluate the safety and tolerability of the Ad-RTS-IL-12 + veledimex and veledimex therapy, determine tumor and immune response, and select the optimal dose and schedule of veledimex for future study. To date, expression of IL-12 mRNA in study subjects’ tumors was determined to be controlled by veledimex. In addition, upon stopping veledimex dosing, expression of the IL-12 mRNA returned to baseline levels, demonstrating the “on” and “off” control of Intrexon Corporation’s RheoSwitch Therapeutic System® platform. In this dose range, results to date demonstrate that Ad-RTS-IL-12 + veledimex has potent biologic activity, as measured by on-mechanism and on-target toxicity and response in injected and non-injected lesions. Following treatment, 11 of 16 evaluable patients have demonstrated a response of stable disease or better on a per lesion basis. The most common severe adverse events (SAEs) were pyrexia, hypotension, mental status changes, and cytokine release syndrome. Four of seven patients with SAEs had veledimex dosing stopped during cycle 1. Three had SAEs during subsequent cycles, and stopped veledimex dosing at that time. Importantly, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression.

Also in December 2013, we announced preliminary results from the ongoing Phase 2 clinical study of Ad-RTS-IL-12 + veledimex in patients with unresectable recurrent or metastatic breast cancer. The findings were reported in a poster presentation at the San Antonio Breast Cancer (SABC) Symposium in San Antonio, Texas. This multicenter Phase 2 study is designed to evaluate the safety and efficacy of Ad-RTS-IL-12 + veledimex in subjects with recurrent/metastatic breast cancer with accessible tumor(s). The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary objectives include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers. Six patients were evaluable for safety at the time of presentation. The most common severe adverse events (SAEs) were neutropenia, AST elevation and pyrexia. Importantly, in the absence of disease progression, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression. Preliminary monotherapy PFS rate was reported for two patients to date, with one subject progressing at 12 weeks and a second at 16 weeks. Recruitment for the Phase 2 clinical trial is ongoing to refine the dose, schedule and optimal combination regimen.

The Company is advancing the Ad-RTS-IL-12 + veledimex platform in melanoma, breast cancer and glioblastoma.

We are in the process of finalizing clinical protocol designs that will lead to the initiation of Phase 2 studies in the combination with standard of care, or SOC, in the first half of 2014 for the treatment of metastatic melanoma and metastatic breast cancer. Melanoma, breast cancer, and glioma (detailed below) represent significant market potentials with high unmet medical needs. The incidence of melanoma is 76,690, breast cancer is 234,580, and glioblastoma is 18,000 with the majority of patients needing other, currently non available therapies to treat the disease and improve outcomes.

DC-RTS-IL-12 + veledimex. We historically completed enrollment in a Phase 1 dose escalation study of DC-RTS-IL-12 + veledimex in the second quarter of 2012 in the United States. DC-RTS-IL-12 + veledimex employs intratumoral injection of modified dendritic cells from each patient and oral dosing of veledimex to turn on in vivo expression of IL-12. DC-RTS-IL-1 + veledimex 2, through the RTS® platform, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication incompetent adenoviral vector carrying the IL-12 gene under the control of the RTS® platform. Currently, there are no actively enrolling studies using DC-RTS-IL-12 + veledimex, as we have prioritized our clinical development efforts on Ad-RTS-IL-12 + veledimex.

Earlier Stage Programs. At the October 2013 AARC-NCI-EORTC we also presented results showing systemic expression of three distinct immune effectors from a single RTS® regulated multigenic construct in mice, in vitro data demonstrating the potential use of MSCs for tumor-targeted delivery of single or multiple RTS® regulated cancer immunotherapies, and data demonstrating functional single chain variable fragment-Fc fusion proteins as an alternate approach to monoclonal antibodies which are more amenable for multi-genic therapies.

We are actively pursuing several synthetic biology approaches, including gene delivery with human MSCs and functional single chain variable fragment-Fc fusion proteins and multigenic approaches in our discovery pipeline to address unmet medical needs in cancer that are expected to result in multiple INDs planned through 2015.

Small Molecule Programs

Palifosfamide, ZIO-201. The small molecule palifosfamide, or isophosphoramide mustard, is a proprietary active metabolite of the pro-drug ifosfamide. Because palifosfamide is the stabilized active metabolite of ifosfamide and a distinct pharmaceutical composition without the acrolein or chloroacetaldehyde metabolites we believe that the administration of palifosfamide may be an effective and well-tolerated agent to treat cancer. In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. We are seeking to out-license palifosfamide.

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

Based on the outcome of PICASSO 3 in soft tissue sarcoma and the resulting revision in the Company’s development plans for palifosfamide, enrollment in this study was suspended with 188 patients enrolled. The interim analysis of overall survival events in MATISSE is forecasted to be reached during the second half of 2014. We are seeking to out-license palifosfamide on a global basis.

Darinaparsin, ZIO-101. Darinaparsin is an anti-mitochondrial (organic arsenic) compound (covered by issued patents and pending patent applications in the United States and in foreign countries). Phase 1 testing of the intravenous, or IV, form of darinaparsin in solid tumors and hematological cancers was completed. We reported clinical activity and a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into a licensing agreement with Solasia Pharma K.K., or Solasia, for the Asia/Pacific territory with a focus on IV-administered darinaparsin in PTCL. Clinical studies are currently ongoing with Solasia. We are seeking to out-license darinaparsin for territories not covered by our agreement with Solasia.

Indibulin, ZIO-301. Indibulin is a novel, small molecule inhibitor of tubulin polymerization and is potentially safer than other tubulin inhibitors as no neurotoxicity has been observed in preclinical studies or in Phase 1 clinical trials. Indibulin has a different pharmacological profile from other tubulin inhibitors currently on the market as it binds to a unique site on tubulin and is active in multi-drug-resistant (MDR-1, MRP-1) and taxane-resistant tumors. A Phase 1 study was conducted in late stage metastatic breast cancer and was found to be safe and tolerable. We are seeking to out-license indibulin on a global basis.

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

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of December 31, 2013, we had approximately $68.2 million of cash and cash equivalents. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this prospectus supplement and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Competition

The development and commercialization for new products to treat cancer, including the indications we are pursuing is highly competitive, and considerable competition exists from major pharmaceutical, biotechnology and specialty cancer companies. In addition, many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies, and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees and their retention is intense, particularly as companies adjust to the current economic environment.

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

Patent and Technology License Agreement—The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, we entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System, which we refer to collectively as the Licensors. Under this agreement, we were granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense our rights under the agreement. However, if we sublicense our rights prior to the commencement of a pivotal study, i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by us in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by us or the Licensors under the license agreement, or if we become bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2013, 2012, 2011 or 2010.

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

Also on December 22, 2004, we entered into a Research Agreement with SRI pursuant to which we agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The Option Agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, we are required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008. We may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

In October 2009, the Baxter License Agreement was amended to allow us to manufacture indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011 or 2010. During each of the years ended December 31, 2013 and 2012, milestones of $250 thousand were reached and expensed.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, in January 2011 we entered into a Stock Purchase Agreement with Intrexon (see Note 2 to the financial statements, Financings).

Following the first 24 months of the agreement, Intrexon had the option to terminate the Channel Agreement if we failed to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elected not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, we had the option to voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon. The 24 month termination period expired during the year ended December 31, 2013.

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, we signed a Collaboration Agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by us. Under the agreement we have agreed to pay Harmon Hill $20 thousand per month for the consulting services and have further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the “Specified Drug,” as defined in the Collaboration Agreement, in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of our net sales will be awarded to Harmon Hill. If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The agreement was extended through November 8, 2012 and has now expired. We expensed $240 thousand during the years ended December 31, 2011 and 2010, and $200 thousand during the year ended December 31, 2012 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2013, 2012, 2011 or 2010.

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand for the year ended December 31, 2013.

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

CRO Services Agreement with PPD Development, L.P.

We are party to a Master Clinical Research Organization Services Agreement with PPD Development, L.P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of our clinical trials. PPD is entitled to cumulative payments of up to $20.0 million under these arrangements, which is payable by us in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, we expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and we recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million. During the year ended December 31, 2013, patient progression and data based milestones totaling $9.2 million were met and expensed.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, we entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. PRA is entitled to cumulative payments of up to $9.5 million under these arrangements, which is payable by us in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, we expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones. During the year ended December 31, 2013, contract modification and patient enrollment based milestones totaling $2.2 million were met and expensed.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, we entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the current trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable by us in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, we expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand.

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

Additional information as of December 31, 2014 about material patents and other proprietary rights covering our product candidates is set forth below.

Palifosfamide

The patent estate covering palifosfamide compositions, methods of use, methods of manufacture, formulations, combination therapies and analogs includes five issued U.S. patents (one of which is scheduled to expire in 2031, two of which are scheduled to expire in 2029, one of which is scheduled to expire in 2027 and one of which is scheduled to expire in 2020), four pending U.S. patent applications, fifty-five issued foreign patents in Europe, Canada, Japan and Australia and six other countries and forty- four pending foreign patent applications in Europe, Canada, Japan, Australia and thirteen other countries. Some of these patent assets are in-licensed from DEKK-Tec, Inc., some are in-licensed from Southern Research Institute, and some are owned by us.

Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex.

The patent estate licensed to us by Intrexon covering Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex compositions, methods of use, methods of manufacture, and formulations includes thirty-two issued U.S. patents (one of which is scheduled to expire in 2030, one of which is scheduled to expire in 2029, one of which is scheduled to expire in 2027, three of which are scheduled to expire in 2026, four of which are scheduled to expire in 2025, four of which are scheduled to expire in 2024, three of which are scheduled to expire in 2023, nine of which are scheduled to expire in 2022, four of which are scheduled to expire in 2021, one of which is scheduled to expire in 2020 and one of which is scheduled to expire in 2018), forty-two pending U.S. patent applications, three-hundred-five issued foreign patents in Europe, Canada, Japan, Australia and ten other countries, and two-hundred-two pending foreign patent applications in Europe, Canada, Japan, Australia and fourteen other countries. The term of one or more of the issued patents may be extended due to the regulatory approval process.

Indibulin

The patent estate covering indibulin compositions, methods of use, methods of manufacture, formulations and combination therapies includes seven issued U.S. patents (three of which are scheduled to expire in 2017 and four of which are scheduled to expire in 2019), four pending U.S. patent applications, one-hundred-fifty-nine issued foreign patents in Europe, Canada, Japan, Australia and sixteen other countries, and thirty-one pending foreign patent applications in Europe, Canada, Japan, Australia and eight other countries. Some of these patent assets are in-licensed from affiliates of Baxter Healthcare Corporation and some of which are owned by us.

Darinaparsin

The patent estate covering darinaparsin compositions, methods of use, methods of manufacture, formulations, polymorphic forms, analogs and combination therapies includes eight issued U.S. patents (two of which are scheduled to expire in 2029, two of which are scheduled to expire in 2026, one of which is scheduled to expire in 2025 and three of which are scheduled to expire in 2023), five pending U.S. patent applications, twenty-six issued foreign patents in Europe, Japan, Australia and seven other countries and fifty-nine pending foreign patent applications in Europe, Canada, Japan, Australia and eleven other countries. Some of these patent assets are in-licensed from The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System and some are owned by us.

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

Employees

As of February 10, 2014 we had 43 employees.

Corporate Information

We were originally incorporated in Colorado in September 1998 (under the name Net Escapes, Inc.) and later changed our name to “EasyWeb, Inc.” in February 1999. We re-incorporated in Delaware on May 16, 2005 under the same name. On September 13, 2005, we completed a “reverse” acquisition of privately held ZIOPHARM, Inc., a Delaware corporation. To effect this transaction, we caused ZIO Acquisition Corp., our wholly-owned subsidiary, to merge with and into ZIOPHARM, Inc., with ZIOPHARM, Inc. surviving as our wholly owned subsidiary. In accordance with the terms of the merger, the outstanding common stock of ZIOPHARM, Inc. automatically converted into the right to receive an aggregate of approximately 97.3% of our outstanding common stock (after giving effect to the transaction). Following the merger, we caused ZIOPHARM, Inc. to merge with and into us and we changed our name to “ZIOPHARM Oncology, Inc.” Although EasyWeb, Inc. was the legal acquirer in the transaction, we accounted for the transaction as a reverse acquisition under generally accepted accounting principles. As a result, ZIOPHARM, Inc. became the registrant with the Securities and Exchange Commission, or the SEC, and the historical financial statements of ZIOPHARM, Inc. became our historical financial statements.

Our principal executive offices are located at One First Avenue, Parris Building 34, Navy Yard Plaza, Boston, Massachusetts 02129, and our telephone number is (617) 259-1970. Our internet site is www.ziopharm.com. None of the information on our internet site is part of this report, unless expressly noted.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2013, we had a net loss of $57.1 million, and, as of December 31, 2013, we have incurred approximately $340.8 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

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

We anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015 and we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of December 31, 2013, we had incurred approximately $340.8 million of cumulative net losses and had approximately $68.2 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. Following negative results in our PICASSO 3 pivotal trial in first-line metastatic soft tissue sarcoma, or STS, in March 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. In addition, changes may occur that would consume our existing capital prior to the second quarter of 2015, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for the interim analysis of data in the MATISSE trial. Also our estimates include the advancement of our synthetic biology product candidates in the clinic under our Channel Agreement with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, despite positive findings in earlier clinical trials, our product candidate palifosfamide failed to meet the primary endpoint of the Phase 3 PICASSO 3 trail. In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug, or IND, submission or in the conduct of these trials.

‘See also “Risk Factors—Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

We have received Orphan Drug designations for darinaparsin for the treatment of peripheral T-cell lymphoma in both the United States and Europe, and we may be able to receive additional Orphan Drug designation from the FDA and the European Medicines Agency, or EMA, for other product candidates. In the United States, orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other product candidates will receive Orphan Drug designation or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

Our products candidates use a synthetic biology platform. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products could influence public acceptance of our product candidates. If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to synthetic biological engineering, our product candidates may not be accepted. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to the public acceptance and commercialization of our product candidates. Our ability to develop and commercialize products could be limited by public attitudes and governmental regulation.

Our use of synthetic biology to develop product candidates may become subject to increasing regulation in the future.

Most of the laws and regulations concerning synthetic biology relate to the end products produced using synthetic biology, but that may change. For example, the Presidential Commission for the Study of Bioethical Issues in December 2010 recommended that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the government lead an ongoing review of developments in the synthetic biology field and that the government conduct a reasonable risk assessment before the field release of synthetic organisms. Synthetic biology may become subject to additional government regulations as a result of the recommendations, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations.

The technology on which our Channel Agreement with Intrexon Corporation is based in part on early stage technology in the field of human oncologic therapeutics.

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The synthetic biology effector platform in which we have acquired rights represents early-stage technology in the field of human oncologic biotherapeutics, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex currently in two Phase 2 studies, in melanoma and breast cancer. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The synthetic biology platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our March 2013 workforce reduction plan we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

We may not be able to retain the exclusive rights licensed to us by Intrexon Corporation to develop and commercialize products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer.

Under the Channel Agreement, we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we refer to collectively as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent. Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products.

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

Our obligation to pay 50% of net profits or revenue as described further under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation” with respect to these “retained” products will survive termination of the Channel Agreement.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Dr. Lewis’ and Mr. Belbel’s employment are governed by written employment agreements. The employment agreement with Dr. Lewis, as amended, provides for a term that expires in January 2015. Dr. Lewis and Mr. Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Lewis and Mr. Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application, or NDA, or Biologics License Application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity, and novelty of the product candidate, and will require substantial resources for research, development, and testing. We cannot predict whether our research, development, and clinical approaches will result in drugs that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

We have recently focused our product research and development efforts on our synthetic biology product candidates under our Channel Agreement with Intrexon. These products, including Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex, are based on gene therapy technology. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our synthetic biology platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our synthetic biology product candidates on a timely or profitable basis, if at all.

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

Our ability to generate product revenues will be diminished if our drugs do not obtain coverage adequate reimbursement from payors.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our future ability to sell our product candidates profitably. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If any of our product candidates that are approved by the FDA are not widely included on the formularies of these plans, our ability to market our products to the Medicare population could suffer.

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

Periodic maintenance fees on any issued patent are due to be paid to the United States Patent and Trademark Office and foreign patent agencies in several stages over the lifetime of the patent. The United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Management is working to continuously monitor and improve internal controls and has set in place controls to mitigate the potential segregation of duties risk. In the event significant deficiencies or material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the United States Securities and Exchange Commission, or SEC. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Capital Market, which would severely limit the liquidity of our common stock.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Our stock price is volatile and may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Price and volume fluctuations in the overall stock market;

•	Market conditions or trends in our industry or the economy as a whole;

•	Changes in operating performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	Changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product development, litigation and intellectual property impacting us or our business;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.

In addition, the stock markets, and in particular the NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of December 31, 2013, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 30.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at One First Avenue, Parris Building #34, Navy Yard Plaza, Boston, Massachusetts 02129. The Boston office consists of four floors, occupying approximately twenty-six thousand square feet, which are leased pursuant to a lease agreement that expires August 2016 under which we are required to make rental payments at an average monthly rate of approximately $62 thousand through the remainder of the lease term. On August 30, 2013, the Company entered into a sublease agreement to lease approximately five thousand square feet to a subtenant. Under the sublease agreement, the Company will receive sublease payments at an average monthly rate of approximately $10 thousand through the remainder of the lease term. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of $20 thousand, which is recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013.

We also maintain office space in New York, which is subject to a lease agreement that expires in October 2018. Under the terms of the lease, we lease approximately seven thousand square feet and are required to make rental payments at an average monthly rate of approximately $41 thousand through the remainder of the term of the lease. On October 17, 2013, the Company entered into a sublease agreement to lease approximately seven thousand square feet to a subtenant. Under the sublease agreement, the Company will receive sublease payments at an average monthly rate of approximately $28 thousand through the remainder of the term of the lease. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of an irrevocable standby letter of credit for approximately $167 thousand.

We also leased office space in Germantown, MD. The Maryland office space was subject to a lease agreement that would have expired in March 2014. On July 16, 2012, the Germantown, Maryland office was closed. Under the terms of the lease, we leased approximately two thousand square feet and were required to make rental payments at an average monthly rate of approximately $4 thousand through the remainder of the lease (see Note 8 to the financial statements, Commitments and Contingencies).

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2013, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol “ZIOP.” The following table sets forth the high and low sale prices for our common stock during each quarter within the two most recently completed fiscal years as reported by the NASDAQ Capital Market.

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$5.18	$3.09	$5.69	$4.15
June 30	$3.94	$2.11	$6.00	$4.39
September 30	$2.62	$1.52	$6.22	$4.97
December 31	$5.71	$1.72	$5.36	$3.99

Record Holders

As of February 10, 2014, we had approximately 154 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of February 10, 2014, we had approximately 12,407 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2013, we purchased 56,683 shares of restricted stock from employees to cover withholding taxes due from the employees at the time that applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 to 31, 2013	—	$—
November 1 to 30, 2013	—	—
December 1 to 31, 2013	56,683	4.37

Total	56,683

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

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statements of Operations Data:
Research contract revenue	$800	$800	$667	$—	$—
Total operating expenses	58,513	102,969	72,067	24,546	12,123

Loss from operations	(57,713)	(102,169)	(71,400)	(24,546)	(12,123)
Other income (expense), net	(579)	(13)	39	765	13
Change in fair value of warrants	1,185	6,050	7,583	(8,889)	4,461

Net loss	(57,107)	(96,132)	(63,778)	(32,670)	(7,649)

Basic and diluted net loss per share	$(0.66)	$(1.22)	$(0.97)	$(0.71)	$(0.33)

Weighted average number of common shares outstanding: basic and diluted	85,943,175	78,546,112	66,003,789	46,003,996	23,108,039

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$68,204	$73,306	$104,713	$60,392	$48,839
Total assets	71,754	83,404	108,108	61,520	49,736
Warrant liabilities	11,776	12,962	19,425	27,311	18,471
Total liabilities	22,371	34,959	36,501	30,967	21,632
Stockholders’ equity	49,383	48,445	71,607	30,553	28,104

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included under the heading “Business” and elsewhere in this Form 10-K, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, statements preceded by, followed by or that include the words “intends”, “estimates”, “plans”, “believes”, “expects”, “anticipates”, “should”, “could” or similar expressions, are forward-looking statements. These statements include, but are not limited to, statements regarding future sales and operating results; growth and trends of our company and our industry, generally; growth of the markets in which we participate; international events; product performance; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by us; our ability to successfully develop and commercialize our therapeutic products; our ability to expand our long-term business opportunities; financial projections and estimates and their underlying assumptions; and future performance. All of such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include, but are not limited to: whether Ad-RTS-IL-12 + veledimex, DC-RTS-IL-12 + veledimex, Palifosfamide, Darinaparsin, Indibulin, or any of our other therapeutic products will advance further in the clinical trials process and whether and when, if at all, they will receive final approval from the FDA or equivalent foreign regulatory agencies and for which indications; whether Ad-RTS-IL-12 + veledimex, DC-RTS-IL-12 + veledimex, Palifosfamide, Darinaparsin, Indibulin, and our other therapeutic products will be successfully marketed if approved; whether any of our synthetic biology platform discovery and development efforts will be successful; our ability to achieve the results contemplated by our collaboration agreements; the strength and enforceability of our intellectual property rights; competition from pharmaceutical and biotechnology companies; the development of and our ability to take advantage of the market for DNA-based biotherapeutics; our ability to raise additional capital to fund our operations on terms acceptable to us; general economic conditions; and the other risk factors contained in this Annual Report on Form 10-K. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section herein entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic biology. Pursuant to an exclusive channel agreement with Intrexon Corporation, or

Intrexon, we obtained rights to Intrexon’s synthetic biology platform for use in the field of oncology, which included two existing clinical stage product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. The synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex is our lead drug candidate, which uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We are currently studying Ad-RTS-IL-12 + veledimex in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer, and expect to announce early preliminary data from these Phase 2 studies in the fourth quarter of 2014. We plan to continue to combine Intrexon’s synthetic biology platform with our capabilities to translate science to the patient setting to develop additional products to stimulate key pathways, including those used by the body’s immune system to inhibit the growth and metastasis of cancers. We have numerous programs under development and expect to file multiple investigational new drug, or IND, applications through 2015. We also have a portfolio of small molecule drug candidates, which are no longer a strategic focus of our development activities for which we are seeking partners to pursue further development and potential commercialization.

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

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon, which we refer to as the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s synthetic biology platform with our capabilities to translate science to the patient setting. As a result, our DNA synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on/off the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS® platform. Our initial drug candidates being developed using the synthetic biology platform are Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex with a current focus on Ad-RTS-IL-12 + veledimex.

We have demonstrated that we are able to simultaneously express multiple effectors under control of the RTS® platform from the same construct. In mice, we have also shown that we are able to express multigenic DNA constructs in an embedded, controlled bioreactor, by injecting into skeletal muscle and measuring the DNA-coded proteins in the blood. Furthermore, we have also demonstrated the ability to express these same three genes under RTS® platform control in mesenchymal stem cells, or MSCs.

More detailed descriptions of Ad-RTS-IL-12 + veledimex, DC-RTS-IL-12 + veledimex, palifosfamide, darinaparsin and indibulin and our clinical development plans for each, are set forth in this report under the caption “Business—Product Candidates.”

Product candidates

The following chart identifies our current synthetic biology product candidates and their stage of development, each of which are described in more detail below.

Synthetic Biology Programs:

Ad-RTS-IL-12 + veledimex. Ad-RTS-IL-12 + veledimex is currently being tested in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. Ad-RTS-IL-12 + veledimex is our lead drug candidate, which uses our gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein.

Interleukin-12 (IL-12) is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. Intratumoral administration of Ad-RTS-IL-12 + veledimex, which allows for adjustment of IL-12 gene expression upon varying the dose of veledimex, is designed to reduce the toxicity elicited by systemic delivery of IL-12, and increase efficacy through high intratumoral expression.

In March 2013, we announced the initiation of a randomized, open label Phase 2 clinical study of Ad-RTS-IL-12 + veledimex to treat metastatic breast cancer. The two-part, multi-center U.S. study is enrolling patients with unresectable, recurrent or metastatic breast cancer who have visible lesions or lesions accessible by injection. The study is designed to assess the safety and efficacy of the therapeutic Ad-RTS-IL-12 + veledimex. Part one of this two-part study will consist of a safety assessment for Ad-RTS-IL-12 + veledimex while part two will consist of an efficacy evaluation of the Ad-RTS-IL-12 + veledimex. The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary endpoints include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers. Initiation of the clinical study was followed by the presentation of results, from a study in a breast cancer murine preclinical model, demonstrating the anti-tumor effects and tolerability of Ad-RTS-IL-12 + veledimex. The data were presented at the American Association for Cancer Research 2013 Annual Meeting in April.

In May 2013, we announced promising results from nonclinical and Phase 1 studies in metastatic melanoma using Ad-RTS-IL-12 + veledimex. In these studies, the controlled expression of IL-12, through a regulatable gene therapy strategy, was found to limit systemic toxicity while inducing biological and clinical activity. The findings were presented in an oral session at the 16th Annual Meeting of the American Society of Gene and Cell Therapy (ASGCT). In June, updated results were presented at the 2013 American Society for Clinical Oncology (ASCO). Ad-RTS-IL-12 + veledimex induce production of IL-12 mRNA in the tumor microenvironment (switch

on). Upon removal of veledimex, IL-12 mRNA levels return to baseline (switch off). Following treatment with Ad-RTS-IL-12 + veledimex, increases in TILs (CD8+, CD45RO+) were observed in the tumor microenvironment. Clinical activity was observed in injected and non-injected lesions primarily at the higher doses of veledimex. Inflammation, shrinkage, flattening, and depigmentation of lesions correlated with the elevated serum levels of IFN-g. Ad-RTS-hL-12 + veledimex therapy was generally well-tolerated and its safety profile is consistent with other immunotherapies.

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma through the use of the RheoSwitch Therapeutic System® (RTS®) at the October 2013 AACR-NCI-EORTC. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barrier. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced unanimous Recombinant DNA Advisory Committee (RAC) approval for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, an adenoviral vector engineered to express interleukin-12 under the control of veledimex, an oral activator, in subjects with recurrent or progressive high grade gliomas (brain cancer). We are in discussions with the FDA regarding this indication and anticipate initiation of a Phase 1 clinical study in the first half of 2014. Glioblastoma is by far the most frequent malignant glioma and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based in surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival. Newly diagnosed glioblastoma patients have a median overall survival, or OS, of 11-17 month.

Also in December 2013, we presented positive interim results from the ongoing Phase 1/2 study of Ad-RTS-IL-12 + veledimex in patients with advanced melanoma. The results from this multicenter study were presented at Melanoma Bridge 2013 Conference at the session “Best Abstracts on News in Immunotherapy”, an international conference co-sponsored by Istituto Nazionale Tumori Fondazione, Sidra Medical and Research Center, and the Society for ImmunoTherapy of Cancer that is being held in Naples, Italy. In this study, 21 patients with unresectable, recurrent stage III/IV melanoma have been treated with intratumoral injections of Ad-RTS-IL-12 + veledimex and the oral activator veledimex. The purpose of the study is to evaluate the safety and tolerability of the Ad-RTS-IL-12 + veledimex and veledimex therapy, determine tumor and immune response, and select the optimal dose and schedule of veledimex for future study. To date, expression of IL-12 mRNA in study subjects’ tumors was determined to be controlled by veledimex. In addition, upon stopping veledimex dosing, expression of the IL-12 mRNA returned to baseline levels, demonstrating the “on” and “off” control of Intrexon Corporation’s RheoSwitch Therapeutic System® platform. In this dose range, results to date demonstrate that Ad-RTS-IL-12 + veledimex has potent biologic activity, as measured by on-mechanism and on-target toxicity and response in injected and non-injected lesions. Following treatment, 11 of 16 evaluable patients have demonstrated a response of stable disease or better on a per lesion basis. The most common severe adverse events (SAEs) were pyrexia, hypotension, mental status changes, and cytokine release syndrome. Four of seven patients with SAEs had veledimex dosing stopped during cycle 1. Three had SAEs during subsequent cycles, and stopped veledimex dosing at that time. Importantly, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression.

Also in December 2013, we announced preliminary results from the ongoing Phase 2 clinical study of Ad-RTS-IL-12 + veledimex in patients with unresectable recurrent or metastatic breast cancer. The findings were reported in a poster presentation at the San Antonio Breast Cancer (SABC) Symposium in San Antonio, Texas. This multicenter Phase 2 study is designed to evaluate the safety and efficacy of Ad-RTS-IL-12 + veledimex in subjects with recurrent/metastatic breast cancer with accessible tumor(s). The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary objectives include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers. Six patients were evaluable for safety at the time of presentation. The most common severe adverse events (SAEs) were neutropenia, AST elevation and pyrexia. Importantly, in the absence of disease progression, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression. Preliminary monotherapy PFS rate was reported for two patients to date, with one subject progressing at 12 weeks and a second at 16 weeks. Recruitment for the Phase 2 clinical trial is ongoing to refine the dose, schedule and optimal combination regimen.

The Company is advancing the Ad-RTS-IL-12 + veledimex platform in melanoma, breast cancer and glioblastoma.

We are in the process of finalizing clinical protocol designs that will lead to the initiation of Phase 2 studies in the combination with standard of care, or SOC, in the first half of 2014 for the treatment of metastatic melanoma and metastatic breast cancer. Melanoma, breast cancer, and glioma (detailed below) represent significant market potentials with high unmet medical needs. The incidence of melanoma is 76,690, breast cancer is 234,580, and glioblastoma is 18,000 with the majority of patients needing other, currently non available therapies to treat the disease and improve outcomes.

DC-RTS-IL-12 + veledimex. We historically completed enrollment in a Phase 1 dose escalation study of DC-RTS-IL-12 + veledimex in the second quarter of 2012 in the United States. DC-RTS-IL-12 + veledimex employs intratumoral injection of modified dendritic cells from each patient and oral dosing of veledimex to turn on in vivo expression of IL-12. DC-RTS-IL-1 + veledimex 2, through the RTS® platform, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication incompetent adenoviral vector carrying the IL-12 gene under the control of the RTS® platform. Currently, there are no actively enrolling studies using DC-RTS-IL-12 + veledimex, as we have prioritized our clinical development efforts on Ad-RTS-IL-12 + veledimex.

Earlier Stage Programs. At the October 2013 AARC-NCI-EORTC we also presented results showing systemic expression of three distinct immune effectors from a single RTS® regulated multigenic construct in mice, in vitro data demonstrating the potential use of MSCs for tumor-targeted delivery of single or multiple RTS® regulated cancer immunotherapies, and data demonstrating functional single chain variable fragment-Fc fusion proteins as an alternate approach to monoclonal antibodies which are more amenable for multi-genic therapies.

We are actively pursuing several synthetic biology approaches, including gene delivery with human MSCs and functional single chain variable fragment-Fc fusion proteins and multigenic approaches in our discovery pipeline to address unmet medical needs in cancer that are expected to result in multiple INDs planned through 2015.

Small Molecule Programs

Palifosfamide, ZIO-201. The small molecule palifosfamide, or isophosphoramide mustard, is a proprietary active metabolite of the pro-drug ifosfamide. Because palifosfamide is the stabilized active metabolite of ifosfamide and a distinct pharmaceutical composition without the acrolein or chloroacetaldehyde metabolites we believe that the administration of palifosfamide may be an effective and well-tolerated agent to treat cancer. In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. We are seeking to out-license palifosfamide.

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

Based on the outcome of PICASSO 3 in soft tissue sarcoma and the resulting revision in the Company’s development plans for palifosfamide, enrollment in this study was suspended with 188 patients enrolled. The interim analysis of overall survival events in MATISSE is forecasted to be reached during the second half of 2014. We are seeking to out-license palifosfamide on a global basis.

Darinaparsin, ZIO-101. Darinaparsin is an anti-mitochondrial (organic arsenic) compound (covered by issued patents and pending patent applications in the United States and in foreign countries). Phase 1 testing of the intravenous, or IV, form of darinaparsin in solid tumors and hematological cancers was completed. We reported clinical activity and a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into a licensing agreement with Solasia Pharma K.K., or Solasia, for the Asia/Pacific territory with a focus on IV-administered darinaparsin in PTCL. Clinical studies are currently ongoing with Solasia. We are seeking to out-license darinaparsin for territories not covered by our agreement with Solasia.

Indibulin, ZIO-301. Indibulin is a novel, small molecule inhibitor of tubulin polymerization and is potentially safer than other tubulin inhibitors as no neurotoxicity has been observed in preclinical studies or in Phase 1 clinical trials. Indibulin has a different pharmacological profile from other tubulin inhibitors currently on the market as it binds to a unique site on tubulin and is active in multi-drug-resistant (MDR-1, MRP-1) and taxane-resistant tumors. A Phase 1 study was conducted in late stage metastatic breast cancer and was found to be safe and tolerable. We are seeking to out-license indibulin on a global basis.

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

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of December 31, 2013, we had approximately $68.2 million of cash and cash equivalents. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk

Factors” section of this prospectus supplement and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Revenue

We recognize research and development funding revenue over the estimated period of performance. We have not generated product revenues since our inception. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues.

Research and Development Expenses

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

For the year ended December 31, 2013, our clinical projects included two Phase 3 projects for palifosfamide. The expenses for our Phase 3 palifosfamide study in STS incurred by us to third parties were $11.3 million for the year ended December 31, 2013 and $46.0 million from the project inception in July 2010 through December 31, 2013. The expenses for our Phase 3 palifosfamide study in SCLC incurred by us to third parties were $3.6 million for the year ended December 31, 2013, and $14.4 million from the project inception in December 2011 through December 31, 2013.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses or cost of product revenue.

Other Income (Expense)

Other income (expense) consists primarily of changes in the fair value of warrants.

Results of Operations for the fiscal year ended December 31, 2013 versus December 31, 2012

Revenues Revenues for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012	Change
($ in thousands)
Collaboration revenue	$800	$800	$—	0%

Revenue for the year ended December 31, 2013 was the same as the year ended December 31, 2012. This is due to the continued recognition of income related to our entry into the collaboration agreement with Solasia Pharma K.K. on March 7, 2011. Under this agreement we received $5.0 million in research and development funding which we are recognizing over the estimated period of performance under the agreement, currently 75 months.

Research and Development Expenses Research and development expenses during the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012	Change
($ in thousands)
Research and development	$42,852	$83,446	$(40,594)	-49%

Research and development expenses for year ended December 31, 2013 decreased by $40.6 million when compared to the year ended December 31, 2012. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended June 30, 2013, we completed a workforce reduction plan to reduce costs (see Note 4 in the accompanying financial statements). This resulted in lower costs of $7.2 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower costs related to the Phase 3 palifosfamide study in STS of $3.1 million, lower clinical costs of $1.8 million, lower preclinical trial costs of $4.0 million, lower manufacturing costs of $5.3 million, lower employee-related costs of $4.2 million, and lower safety costs of $0.8 million. We also incurred an $18.7 million non-cash expense in 2012, related to our channel partnership arrangement with Intrexon, while we did not incur a similar expense in 2013. The decrease was partially offset by an increase of $4.5 million in discovery activities related to our synthetic biology program.

General and Administrative Expenses General and administrative expenses during the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012	Change
($ in thousands)
General and administrative	$15,661	$19,523	$(3,862)	-20%

General and administrative expenses for the year ended December 31, 2013 decreased by $3.9 million when compared to the year ended December 31, 2012. The decrease was primarily due to lower employee-related costs of $1.9 million as a result of our workforce reduction plan (see Note 4 in the accompanying financial statements) as well as $1.9 million in non-employee contracted costs and other costs of $0.1 million.

Other Income (Expense) Other income (expense) during the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012	Change
($ in thousands)
Other income (expense), net	$(579)	$(13)	$(566)	4354%
Change in fair value of warrants	1,185	6,050	(4,865)	-80%

Total	$606	$6,037	$(5,431)

The decrease in other income (expense) from the year ended December 31, 2013 compared to the year ended December 31, 2012 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $1.2 million in 2013 as compared to a gain of $6.1 million in 2012. The change in liability-classified warrants is primarily attributable to the increase in our stock price, offset by a decrease in the remaining term and a decrease in volatility. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds. This gain is offset by a loss on disposition of property, plant and equipment of $0.6 million. In addition, we recognized a loss on disposal of property, plant and equipment of $0.6 million in 2013.

Results of Operations for the fiscal year ended December 31, 2012 versus December 31, 2011

Revenues Revenues for the years ended December 31, 2012 and 2011 were as follows:

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

Research and Development Expenses Research and development expenses during the years ended December 31, 2012 and 2011 were as follows:

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

General and Administrative Expenses General and administrative expenses during the years ended December 31, 2012 and 2011 were as follows:

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

Other Income (Expense) Other income (expense) during the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011	Change
($ in thousands)
Other income, net	$(13)	$39	$(52)	-133%
Change in fair value of warrants	6,050	7,583	(1,533)	-20%

Total	$6,037	$7,622	$(1,585)

The decrease in other income (expense) from the year ended December 31, 2012 compared to the year ended December 31, 2011 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $6.1 million in 2012 as compared to a gain of $7.6 million in 2011. The change in liability-classified warrants is attributable to the decrease in our stock price, decrease in remaining term and a decrease in volatility. Additional changes are attributable to increased state tax refunds and decreased interest rates on invested funds.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $68.2 million in cash and cash equivalents, compared to $73.3 million in cash and cash equivalents as of December 31, 2012. We anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for interim overall survival data in the MATISSE trial. Also included in the estimate are the advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

Recent Financing Transactions

October 2013 Public Offering

On October 23, 2013, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 14,300,000 shares of our common stock. The price to the public in the offering was $3.50 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $3.29 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,145,000 shares of common stock at a purchase price of $3.29 per share, and the underwriters elected to exercise such option in full. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 14,300,000 shares and the additional 2,145,000 shares on October 29, 2013. The net proceeds from the offering were approximately $53.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011 and the period from September 9, 2003 (date of inception) through December 31, 2013:

	Year ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2013
	2013	2012	2011
($ in thousands)
Net cash provided by (used in):
Operating activities	$(59,509)	$(78,832)	$(38,835)	$(281,148)
Investing activities	(131)	(1,559)	(1,156)	(4,757)
Financing activities	54,538	48,984	84,312	354,108

Net increase (decrease) in cash and cash equivalents	$(5,102)	$(31,407)	$44,321	$68,203

Net cash used in operating activities was $59.5 million for the year ended December 31, 2013 compared to $78.8 million for the year ended December 31, 2012, a decrease of $19.3 million. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended June 30, 2013, we completed a workforce reduction plan to reduce costs (see Note 4 in the accompanying financial statements). This resulted in a decrease in the loss from operations due to decreased research and development and general and administrative activities, along with a decrease in cash used for prepaid expenses attributable to a related party prepayment (see Note 7 to the financial statements, Related Party Transactions), offset by an increase in accrued expenses. Net cash used in operating activities was $78.8 million for the year ended December 31, 2012 compared to $38.8 million for the year ended December 31, 2011. The $40.0 million increase was due to an increase in prepaid expenses and other current assets attributable to a related party prepayment (see Note 7 to the financial statements, Related Party Transactions), as well as an increase in the net loss from operations, caused by increased research and development activities, excluding non-cash expenses of the change in fair value of warrants, stock-based compensation, and in process research and development.

Net cash used in investing activities was $0.1 million for the year ended December 31, 2013 compared to $1.6 million for the year ended December 31, 2012. The $1.5 million decrease was due to decreased spending on property, plant, and equipment in the New York and Boston offices. Net cash used in investing activities was $1.6 million for the year ended December 31, 2012 compared to $1.2 million for the year ended December 31, 2011. The $0.4 million increase was due to the build out of additional space in our Boston and New York offices including leasehold improvements and furniture and fixtures along with software additions.

Net cash provided by financing activities was $54.5 million for the year ended December 31, 2013 compared to $49.0 million for the year ended December 31, 2012. The change is primarily attributable to a $53.9 million financing that occurred during the year ended December 31, 2013 versus a $49.2 million financing that occurred during the year ended December 31, 2012. Net cash provided by financing activities was $49.0 million for the year ended December 31, 2012 compared to $84.3 million for the year ended December 31, 2011. The change is primarily attributable to a $49.2 million financing that occurred during the year ended December 31, 2012 versus a $71.2 million financing and warrant exercises of $12.3 million that occurred during the year ended December 31, 2011.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2013, our accumulated deficit was approximately $340.8 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Costs associated with the development of our product candidates;

•	Our ability to secure partnering arrangements;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and

•	Other matters identified under Part II—Item 1A. “Risk Factors.”

Working capital as of December 31, 2013 was $62.5 million, consisting of $70.3 million in current assets and $7.8 million in current liabilities. Working capital as of December 31, 2012 was $61.4 million, consisting of $80.3 million in current assets and $18.9 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$4,354	$1,196	$2,232	$926	$—
Royalty and license fees	2,125	1,275	550	300	—
Contract milestone payments	372	293	79	—	—

Total	$6,851	$2,764	$2,861	$1,226	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation, our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the License and Collaboration Agreement with Solasia. The contract milestone payments relate to our CRO agreements with Novella Clinical, Inc. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of December 31, 2013. On July 16, 2012, we decided to close our Germanton, Maryland office. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation. Included in the above table are obligations for the subleased portion of our Boston and New York offices as noted below and in Note 8 to the financial statements. We expect to receive a total of $118 thousand in the next year and $197 thousand in the next 2-3 years from our subtenant in the Boston office. We also expect to receive a total of $334 thousand in the next year and $612 thousand in the next 2-3 years, as well as the next 4-5 years, from our subtenant in the New York office.

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

Recent Accounting Pronouncements

For a discussion of new accounting standards please read Note 3, Summary of Significant Accounting Principles to our financial statements included in this report.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-48 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2013, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

McGladrey LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013. That report is included in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the sections entitled Proposals—Election of Directors, Executive Officers, Information Regarding the Board of Directors and Corporate Governance and Stock Ownership.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, and our 2012 Stock Option Plan, or the 2012 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2013 with respect to the 2003 and 2012 Plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	3,327,269	$4.07	—
2012 Stock Option Plan	3,420,034	3.56	416,964

Total:	6,747,303	$3.81	416,964

Equity compensation plans not approved by stockholders:
	—	$—	—

Total:	—	$—	—

Additional information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Stock Ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance.

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K under the section entitled Independent Registered Public Accounting Firm Fees and Other Matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements:

The Financial Statements required to be filed by Item 8 of this annual report on Form 10-K, and filed in this Item 15, are as follows:

Page
Balance Sheets as of December 31, 2013 and 2012	F-4
Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011, and for the Period from September 9, 2003 (date of inception) through December 31, 2013	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2013	F-6-12
Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011, and for the Period from September 9, 2003 (date of inception) through December 31, 2013	F-13
Notes to Financial Statements	F-14

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

ZIOPHARM ONCOLOGY, INC.

Date: March 3, 2014	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2014	By:	/s/ Kevin G. Lafond
Kevin G. Lafond Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Lewis Jonathan Lewis	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ Kevin G. Lafond Kevin G. Lafond	Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ Murray Brennan Murray Brennan	Director	March 3, 2014

/s/ James Cannon James Cannon	Director	March 3, 2014

/s/ Wyche Fowler, Jr. Wyche Fowler, Jr.	Director	March 3, 2014

/s/ Randal J. Kirk Randal J. Kirk	Director	March 3, 2014

/s/ Timothy McInerney Timothy McInerney	Director	March 3, 2014

/s/ Michael Weiser Michael Weiser	Director	March 3, 2014

ZIOPHARM Oncology, Inc. (a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (McGladrey LLP)	F-2

Balance Sheets as of December 31, 2013 and 2012	F-4
Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011, and for the Period from September 9, 2003 (date of inception) through December 31, 2013	F-5
Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Period from September 9, 2003 (date of inception) through December 31, 2013	F-6-12
Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011, and for the Period from September 9, 2003 (date of inception) through December 31, 2013	F-13
Notes to Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ZIOPHARM Oncology, Inc.

Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013, and for the period from September 9, 2003 (date of inception) through December 31, 2013. We also have audited ZIOPHARM Oncology, Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. ZIOPHARM Oncology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 and from September 9, 2003

(date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ZIOPHARM Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 and 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Boston, Massachusetts

March 3, 2014

ZIOPHARM Oncology, Inc. (a development stage enterprise)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$68,204	$73,306
Receivables	145	58
Prepaid expenses and other current assets	1,948	6,912

Total current assets	70,297	80,276

Property and equipment, net	801	1,994
Deposits	128	133
Other non current assets	528	1,001

Total assets	$71,754	$83,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$1,509
Accrued expenses	6,357	16,516
Deferred revenue—current portion	800	800
Deferred rent—current portion	212	39

Total current liabilities	7,791	18,864

Deferred revenue	1,933	2,733
Deferred rent	851	400
Warrant liabilities	11,776	12,962
Other long term liabilities	20	—

Total liabilities	$22,371	$34,959

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 250,000,000 shares authorized; 100,159,618 and 83,236,840 shares issued and outstanding at December 31, 2013 and 2012, respectively	100	83
Additional paid-in capital—common stock	386,511	325,177
Additional paid-in capital—warrants issued	3,603	6,909
Deficit accumulated during the development stage	(340,831)	(283,724)

Total stockholders’ equity	49,383	48,445

Total liabilities and stockholders’ equity	$71,754	$83,404

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

				Period from September 9, 2003 (date of inception) through December 31, 2013
	For the Year Ended December 31,
	2013	2012	2011
Revenue	$800	$800	$667	$2,267

Operating expenses:
Research and development	42,852	83,446	57,083	255,197
General and administrative	15,661	19,523	14,984	103,979

Total operating expenses	58,513	102,969	72,067	359,176

Loss from operations	(57,713)	(102,169)	(71,400)	(356,909)

Other income (expense), net	(579)	(13)	39	4,122
Change in fair value of warrants	1,185	6,050	7,583	11,956

Net loss	$(57,107)	$(96,132)	$(63,778)	$(340,831)

Basic and diluted net loss per share	$(0.66)	$(1.22)	$(0.97)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	85,943,175	78,546,112	66,003,789

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period September 9, 2003 (date of inception) to December 31, 2013

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

For the Period September 9, 2003 (date of inception) to December 31, 2013

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

For the Period September 9, 2003 (date of inception) to December 31, 2013

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2013

(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	1,600	—	—	1,600
Issuance of restricted common stock	—	—	—	586,500	1	(1)	—	—	—
Forfeiture of unvested restricted common stock	—	—	—	(25,000)	—	—	—	—	—
Other	—	—	—	—	—	1	—	(1)	—
Net loss	—	—	—	—	—	—	—	(25,231)	(25,231)

Balance at December 31, 2008	—	—	—	21,860,464	22	71,274	20,504	(85,061)	6,739
Cumulative effect of a change in accounting principle—January 1, 2009 reclassification of warrants to warrant liabilities	—	—	—	—	—	—	(1,638)	1,566	(72)
Stock-based compensation	—	—	—	—	—	2,181	—	—	2,181
Forfeiture of unvested restricted common stock	—	—	—	(69,500)	—	—	—	—	—
Issuance of common stock and warrants in a private placement, net of expenses $465	—	—	—	2,772,337	3	385	4,207	—	4,595
Issuance of common stock and warrants in a registered direct offering, net of commission and expenses of $2,802 and warrants of $22,860	—	—	—	15,484,000	15	22,323	—	—	22,338
Exercise of warrants to purchase common stock	—	—	—	136,986	—	279	—	—	279
Exercise of employee stock options	—	—	—	102,564	—	73	—	—	73
Issuance of restricted common stock	—	—	—	1,400,500	2	(2)	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(103,823)	—	(380)	—	—	(380)
Net loss	—	—	—	—	—	—	—	(7,649)	(7,649)

Balance at December 31, 2009	—	—	—	41,583,528	42	96,133	23,073	(91,144)	28,104

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2013

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

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2013

(in thousands, except share and per share data)

	Preferred Stock and Warrants			Stockholder’s Equity (Deficit)
	Series A Preferred Stock		Warrants to Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	4,880	—	—	4,880
Issuance of common stock in a securities offering, net of commission and expenses of $3,426	—	—	—	10,114,401	11	49,159	—	—	49,170
Exercise of warrants to purchase common stock	—	—	—	259,660	—	1,011	(269)	—	742
Exercise of employee stock options	—	—	—	8,300	—	30	—	—	30
Issuance of restricted common stock	—	—	—	258,032	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(123,153)	—	(546)	—	—	(546)
Cancelled restricted stock	—	—	—	(123,370)	—	—	—	—	—
Expired warrants	—	—	—	—	—	5,433	(5,433)	—	—
Issuance of common stock in a collaboration agreement	—	—	—	3,636,926	3	18,691	—	—	18,694
Net Loss	—	—	—	—	—	—	—	(96,132)	(96,132)

Balance at December 31, 2012	—	$—	$—	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

For the Period September 9, 2003 (date of inception) to December 31, 2013

(in thousands, except share and per share data)

	Series A Preferred Stock		Purchase Series A Preferred Stock	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Warrants	Shares	Amount
Stock-based compensation	—	—	—	—	—	3,507	—	—	3,507
Issuance of common stock, net of commission and expenses of $3,678	—	—	—	16,445,000	16	53,864	—	—	53,880
Exercise of warrants to purchase common stock	—	—	—	112,808	—	396	(196)	—	200
Exercise of employee stock options	—	—	—	570,168	1	955	—	—	956
Issuance of restricted common stock	—	—	—	75,272	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	—	(116,723)	—	(498)	—	—	(498)
Cancelled of restricted stock	—	—	—	(163,747)	—	—	—	—	—
Expired warrants	—	—	—	—	—	3,110	(3,110)	—	—
Net Loss	—	—	—	—	—	—	—	(57,107)	(57,107)

Balance at December 31, 2013	—	$—	$—	100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,			Period from September 9, 2003 (date of inception) through December 31, 2013
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(57,107)	$(96,132)	$(63,778)	$(340,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	738	658	268	3,313
Stock-based compensation	3,507	4,880	2,759	23,688
Change in fair value of warrants	(1,185)	(6,050)	(7,583)	(11,956)
Loss on disposal of fixed assets	585	48	—	641
Common stock issued in exchange for in-process research and development	—	18,694	17,457	36,151
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(87)	21	(79)	(145)
Prepaid expenses and other current assets	4,964	(5,599)	(889)	(1,948)
Other noncurrent assets	473	(230)	(407)	(528)
Deposits	4	(43)	(4)	(128)
Increase (decrease) in:
Accounts payable	(1,087)	(218)	696	422
Accrued expenses	(10,159)	5,695	8,283	6,357
Deferred revenue	(800)	(800)	4,333	2,733
Deferred rent	625	244	109	1,063
Other noncurrent liabilities	20	—	—	20

Net cash used in operating activities	(59,509)	(78,832)	(38,835)	(281,148)

Cash flows from investing activities:
Purchases of property and equipment	(132)	(1,559)	(1,156)	(4,758)
Proceeds from sale of property and equipment	1	—	—	2

Net cash used in investing activities	(131)	(1,559)	(1,156)	(4,756)

Cash flows from financing activities:
Stockholders’ capital contribution	—	—	—	500
Proceeds from exercise of stock options	956	30	980	2,329
Payments to employees for repurchase of restricted common stock	(498)	(546)	(274)	(3,364)
Proceeds from exercise of warrants	200	330	12,399	13,278
Proceeds from issuance of common stock and warrants, net	53,880	49,170	71,207	324,605
Proceeds from issuance of preferred stock, net	—	—	—	16,760

Net cash provided by financing activities	54,538	48,984	84,312	354,108

Net increase (decrease) in cash and cash equivalents	(5,102)	(31,407)	44,321	68,204
Cash and cash equivalents, beginning of period	73,306	104,713	60,392	—

Cash and cash equivalents, end of period	$68,204	$73,306	$104,713	$68,204

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$—

Cash paid for income taxes	$—	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$—	$—	$47,276

Preferred stock conversion to common stock	$—	$—	$—	$16,760

Exercise of equity-classified warrants to common shares	$196	$269	$9,067	$9,789

Exercise of liability-classified warrants to common shares	$—	$412	$303	$764

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Organization

ZIOPHARM Oncology, Inc., which we refer to as “ZIOPHARM” or the “Company”, is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic biology.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at December 31, 2013. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2013, the Company’s accumulated deficit was approximately $340.8 million. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

2.	Financings

On October 23, 2013, the Company entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 14,300,000 shares of our common stock. The price to the public in the offering was $3.50 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $3.29 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,145,000 shares of common stock at a purchase price of $3.29 per share, and the underwriters elected to exercise such option in full. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 14,300,000 shares and the additional 2,145,000 shares on October 29, 2013. The net proceeds from the offering were approximately $53.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

Also under the Stock Purchase Agreement, if requested by the Company and subject to certain conditions, restrictions and limitations, Intrexon has agreed to purchase the Company’s securities in conjunction with “qualified” securities offerings that are conducted by the Company while the Channel Agreement remains in effect. In conjunction with a qualified offering, Intrexon has committed to purchase up to 19.99% of the securities offered and sold therein (exclusive of Intrexon’s purchase) if requested to do so by the Company. Intrexon will not be obligated to purchase securities in a “qualified” securities offering unless the Company is then in substantial compliance with its obligations under the Channel Agreement and, with respect to a “qualified” offering that is completed following January 6, 2012, the Company confirms its intent that 40% of the offering’s net proceeds shall have been spent, or in the next year will be spent, by the Company under the Channel Agreement. In the case of a “qualified” offering that is completed after January 6, 2013, Intrexon’s purchase commitment was limited to an amount equal to one-half of the proceeds spent or to be spent by the Company under the Channel Agreement. Intrexon’s aggregate purchase commitment for all future qualified offerings is capped at $50.0 million. The Company and Intrexon subsequently amended the Stock Purchase Agreement to clarify that gross proceeds from the sale of Company securities to Intrexon in a qualified offering

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	Financings (Continued)

will apply against Intrexon’s $50.0 million purchase commitment regardless of whether Intrexon participates voluntarily or at the request of the Company. As a result of Intrexon’s purchase of securities in our February 2012 and October 2013 public offerings, the remaining maximum amount of Intrexon’s equity purchase commitment is approximately $19.0 million.

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

Restricted Cash

Current assets include $200 thousand that is restricted for the Company’s former line of credit. Other non-current assets include cash of $409 thousand that is restricted as collateral for the Company’s facility leases and subleases and $103 thousand that is restricted as collateral for a line of credit.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

Warrants

The Company applies the accounting standard which provides guidance in assessing whether an equity-based financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology the Company concluded that certain warrants issued by the Company have terms that do not meet the criteria to be considered indexed to the Company’s own stock and therefore are classified as liabilities in the Company’s balance sheet. The liability classified warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of “Other income, net” in the accompanying Statement of Operations. Fair value is measured using the binomial valuation model. In December 2011, the Company switched from the Black-Scholes valuation model to the binomial valuation model as it provides a better evaluation of the fair market value of the Company’s liability-classified warrants.

Fair Value Measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$66,794	$66,794	$—	$—

Warrant liability	$11,776	$—	$11,776	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$72,002	$72,002	$—	$—

Warrant liability	$12,962	$—	$12,962	$—

The cash equivalents consist primarily of short term U.S. treasury money market mutual funds which are actively traded. The warrants were valued using a binomial valuation model. See Note 9 to the financial statements, Warrants, for additional disclosure on the valuation methodology and significant assumptions.

Revenue Recognition

The Company receives revenue from a collaboration agreement (see Note 8 to the financial statements, Commitments and Contingencies). Collaboration arrangements typically include payments for one or more of the following: non-refundable, upfront license fees, funding of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Arrangements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner. The consideration received is then allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2013, 2012, and 2011 and did not capitalize any such costs on the balance sheets. The Company recognized $2.3 million, $3.1 million, and $2.1 million of compensation expense related to vesting of employee stock options during the years ended December 31, 2013, 2012, and 2011, respectively. In the years ended December 31, 2013, 2012, and 2011, the Company recognized $1.2 million, $1.7 million, and $635 thousand of compensation expense, respectively, related to vesting of restricted stock (see Note 12 to the financial statements, Stock Option Plan). In the years ended December 31, 2013, 2012, and 2011, the Company recognized $3.5 million, $4.9 million, and $2.8 million of compensation expense, respectively, related to vesting of all employee and director awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2013	2012	2011
Research and development	$792	$1,917	$890
General and administrative	2,715	2,963	1,869

Share based employee compensation expense before tax	3,507	4,880	2,759
Income tax benefit	—	—	—

Net share based employee compensation expense	$3,507	$4,880	$2,759

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

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2013, 2012, and 2011 was approximately $2.51, $3.06, and $4.04 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2013	2012	2011
Weighted average risk-free interest rate	1.00 - 2.10%	0.79 - 1.13%	1.09 - 2.69%
Expected life in years	6	6	6
Expected volatility	83.40 - 95.96%	83.36 - 83.53%	83.26 - 87.29%
Expected dividend yield	0	0	0

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2013, 2012, and 2011 consist of the following:

	December 31,
	2013	2012	2011
Stock options	6,747,303	7,147,303	5,138,486
Unvested restricted stock	352,865	733,739	950,906
Warrants	10,539,767	11,197,454	13,117,264

	17,639,935	19,078,496	19,206,656

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scoping of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) which clarifies the scope of ASU No. 2011-11 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU was effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this standard did not have an impact on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU was effective for reporting periods beginning after December 15, 2012 and did not have an impact on our financial position or results of operations.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4.	Restructuring

The Company underwent restructuring activities during the year ended December 31, 2013 which included a reduction in workforce and office space, resulting in sublease agreements in Boston and New York. As a result, the Company incurred restructuring charges of $1.7 million, $0.6 million was included in general and administrative expenses and $1.1 million was included in research and development expenses. The Company also incurred charges for exit and disposal activities from the Boston and New York sublease agreements which resulted in an aggregate loss of $0.8 million recorded in general and administrative expenses, and a loss on the disposal of fixed assets of $0.6 million, recorded in Other income in the Statement of Operations for the year ended December 31, 2013 and the period from inception (September 9, 2003) through December 31, 2013.

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in our New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. We recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. We retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of $20 thousand, which is recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013. The Company remains primarily liable to pay rent on the original lease. We recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. We retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013.

On July 16, 2012, the Company announced that it restructured its management team and closed its Germantown, MD office. As a result of this action, the Company recorded a restructuring charge, consisting primarily of severance, stock based compensation associated with stock option modifications (see Note 12 to the financial statements, Stock Option Plan) and health benefit continuation costs of approximately $1.3 million. These costs are included in general and administrative expense for the year ended December 31, 2012 and the period from inception (September 9, 2003) through December 31, 2013.

5.	Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2013	2012
Office and computer equipment	$1,076	$1,552
Software	884	856
Leasehold improvements	841	1,357
Manufacturing equipment	153	153

	2,954	3,918
Less: accumulated depreciation	(2,153)	(1,924)

Property and equipment, net	$801	$1,994

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

5.	Property and Equipment, net (Continued)

Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2013, 2012, 2011 and from September 9, 2003 (date of inception) to December 31, 2013 (in thousands) was: $738, $658, $268, and $3,313, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2013	2012
Professional services	$582	$835
Clinical consulting services	3,751	9,628
Preclinical services	513	411
Manufacturing services	547	3,217
Accrued vacation	227	452
Other consulting services	230	903
Payroll taxes and benefits	255	585
Severance	—	474
Employee compensation	252	11

Accrued expenses	$6,357	$16,516

7.	Related Party Transactions

During 2005, the Company engaged Paramount to assist in placing shares of Series A Preferred Stock on a “best efforts” basis. Lindsay A. Rosenwald, M.D. is Chairman and Chief Executive Officer of Paramount. Dr. Rosenwald is also a managing member of Horizon BioMedical Ventures, LLC, or Horizon. On December 30, 2004, Horizon authorized the distribution of 2,428,911 (4,848,376 pre-Merger) shares of the Company’s common stock (such shares, the “Horizon Distributed Shares”), in equal installments of 1,214,456 (2,424,188 pre-Merger) shares of common stock to Mibars, LLC, or Mibars, and to Dr. Rosenwald and his designees, which we refer to as the “Designated Shares”. The disposition of the Designated Shares will be subject to certain restrictions as agreed to among Dr. Rosenwald and Dr. Rosenwald’s designees. Among other things, under certain circumstances set forth in pledge agreements between Dr. Rosenwald and his designees, Dr. Rosenwald has the right to re-acquire the Designated Shares from his designees. As a result of those rights, Dr. Rosenwald may be deemed to be an affiliate of the Company.

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

for its services in connection with the Offering through the payment of (a) cash commissions equal to 7% of the gross proceeds from the sale of the shares of Series A Preferred Stock, and (b) placement warrants to acquire a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock issued in the Offering, exercisable for a period of 7 years from the Closing Date at a per Share exercise price equal to 110% of the price per Share sold in the Offering. These commissions are also payable on additional sales by the Company of securities (other than in a public offering) to investors introduced to the Company by Paramount during the 12 month period subsequent to the final closing of the Offering. The Company also agreed to pay to Paramount a non-accountable expense allowance of $50 thousand to reimburse Paramount for its out-of-pocket expenses. Also, for a period of 36 months from the final Closing, Paramount has the right of first refusal to act as the placement agent for the private sale of the Company’s securities. Lastly, the Company has agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act.

In connection with the 2006 Offering, on May 3, 2006, the Company paid Paramount a cash commission equal to 7% of the gross proceeds from the sale of the Shares sold by Paramount in the 2006 Offering, resulting in a cash payment of approximately $1.7 million. In addition, the Company issued 7-year warrants to the 2006 Placement Agents and their designees to purchase an aggregate of 799,126 shares (10% of the Shares sold in the Offering) of the Company’s common stock, of which 532,750 were issued to Paramount at an exercise price of $5.09 per share.

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

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon Corporation, or Intrexon (see Note 8 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.6 million was for services already incurred and the remaining $4.8 million was for services expected to be incurred within a year. This amount was included as part of prepaid expenses and other current assets on the balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company expensed $7.8 million for services performed by Intrexon, of which $4.8 million was applied to the prepaid balance in other current assets, $2.4 million was paid to Intrexon and $0.6 million was recorded in accrued expenses. As of December 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering (see Note 2 to the financial statements, Financings).

On November 7, 2012, the Company issued 3,636,926 shares of common stock to Intrexon (see Note 11 to the financial statements, Preferred Stock and Stockholders’ Equity).

On October 29, 2013, Intrexon purchased 2,857,143 shares of common stock in the Company’s public offering (see Note 2 to the financial statements, Financings).

8.	Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupied 7,259 square feet of space in New York, NY, and maintained a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2012. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in our New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. We recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. We retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2013. The lease for office space in New York, NY expires in October 2018.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. That space consisted of 5,249 square feet on the first floor, 8,538 square feet on the second floor, and 6,959 square feet on the third floor. In June 2012, the Company re-negotiated a master lease for the entire Boston office space, added 9,800 square feet of office space on the fourth floor, surrendered 4,113

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

square feet from the second floor, and incorporated all floors’ lease agreements under the same master agreement expiring in August 2016. The Company provided an additional $41 thousand security deposit for the additional space on the fourth floor. As of December 31, 2012, a total security deposit of $127 thousand was paid to its landlord for security deposits for these agreements.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. We recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. We retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of $20 thousand, which is recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013.

As of December 31, 2013, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

In April 2011, the Company entered into an operating lease for office space in Germantown, MD, consisting of 2,227 square feet. As of December 31, 2011, the Company recorded the $4 thousand security deposit in other non-current assets on the balance sheet. The lease would have expired in March 2014; however, on July 16, 2012, the Germantown, Maryland office was closed. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation.

Future net minimum lease payments under operating leases as of December 31, 2013 are as follows (in thousands):

2014	$1,196
2015	1,236
2016	997
2017	501
2018	424

4,354
Less: contractual sublease income	(1,883)

Future minimum lease payments, net	$2,471

Total rent expense was approximately $1.0 million, $1.1 million, $647 thousand, and $5.2 million for the years ended December 31, 2013, 2012, 2011 and from September 9, 2003 (date of inception) to December 31, 2013, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2013 and 2012 of $1.1 million ($212 thousand current and $851 long-term) and $439 thousand ($39 thousand current and $400 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2013, 2012 or 2011.

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The option agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacture indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011 or 2010. During each of the years ended December 31, 2013 and 2012, milestones of $250 thousand were reached and expensed.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Purchase Agreement with Intrexon (see Note 2 to the financial statements, Financings).

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

Following the first 24 months of the agreement, Intrexon had the option to terminate the Channel Agreement, if we failed to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elected not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, we had the option to voluntarily terminate the Channel Agreement, upon 90 days written notice to Intrexon. The 24 month termination period expired during the year ended December 31, 2013.

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

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. Under the agreement the Company has agreed to pay Harmon Hill $20 thousand per month for the consulting services and has further agreed to pay Harmon Hill (a) $500 thousand upon the first patient dosing of the Specified Drug, as defined in the collaboration agreement, in a pivotal trial, which trial uses a dosing Regime introduced by Harmon Hill; and (b) provided that the Specified Drug receives regulatory approval from the FDA, the European Medicines Agency or another regulatory agency for the marketing of the Specified Drug, a 1% royalty of the Company’s net sales will be awarded to Harmon Hill.

If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and, during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The agreement was extended through November 8, 2012 and has now expired. The Company expensed $240 thousand during the years ended December 31, 2011 and 2010 and expensed $200 thousand during the year ended December 31, 2012 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2013, 2012, 2011 or 2010.

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM,

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand for the year ended December 31, 2013.

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

CRO Services Agreement with PPD Development, L. P.

The Company is party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. PPD is entitled to cumulative payments of up to $20.0 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and the Company recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million. During the year ended December 31, 2013, patient progression and data based milestones totaling $9.2 million were met and expensed.

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

clinical trials. PRA is entitled to cumulative payments of up to $9.5 million under these arrangements, which is payable by us in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, we expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones. During the year ended December 31, 2013, contract modification and patient enrollment based milestones totaling $2.2 million were met and expensed.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, we entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable by us in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, we expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand.

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

Also, in connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the Underwriters). The investor warrants are exercisable immediately and the underwriter warrants exercisable six months after the date of issuance. The warrants have an exercise price of $4.02 per share and have a 5 year term. The fair value of the warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of 5 years and no dividends.

Subject to certain exceptions, these warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the warrants then in effect, which was initially $4.02 per share. This provision was triggered in 2013 when stock was sold at $3.50 per share in our 2013 public offering. Accordingly, the outstanding warrants were increased by 184,367 warrants to 8,235,076 warrants.

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

On December 31, 2013, the liability-classified warrants were valued at $11.8 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $1.2 million for the year ended December 31, 2013 was charged to Other income, net in the Statements of Operations.

On December 31, 2012, the liability-classified warrants were valued at $13.0 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $6.1 million for the year ended December 31, 2012 was charged to Other income, net in the Statements of Operations.

On December 31, 2011, the liability-classified warrants were valued at $19.4 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $7.6 million for the year ended December 31, 2011 was charged to Other income, net in the Statements of Operations. Additionally, $0.3 million of the decrease resulted from the exercise of warrants.

The following pricing assumptions were used in the Binomial/Monte Carlo valuation model at December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Risk-free interest rate	0.13%	0.25%	0.05 - 0.35%
Expected life in years	0.94	1.94	0.42 - 2.92
Expected volatility	80%	70%	64 - 80%
Expected dividend yield	0	0	0

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

9.	Warrants (Continued)

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

In connection with its 2009 private placement, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which were exercisable immediately. The warrants have an exercise price of $2.04 per share and have a 5 year term. The fair value of the warrants was estimated at $4,207 thousand using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of 5 years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet. In October 2009, 136,986 of these warrants were exercised.

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

During 2013, no new warrants were issued. However 135,346 warrants were exercised for 112,808 shares of common stock. Of these warrants, all 135,346 were equity-classified; there were no liability-classified warrants exercised. Additionally, 706,708 equity-classified warrants expired without being exercised. All warrants will expire during the year ending December 31, 2014.

The following is a summary of warrants outstanding as of December 31, 2013.

Number of Warrants	Issued in Connection With	Exercise Price	Expiration Date
2,264,393	Investor warrants	$2.04	September 15, 2014
40,298	Placement warrants for services performed	2.04	September 15, 2014
8,235,076	Investor warrants	4.02	December 9, 2014

10,539,767

10.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2013 and 2012 are as follows:

	December 31,
(in thousands)	2013	2012
Net operating loss carryforwards	$66,209	$42,715
Start-up and organizational costs	41,529	44,262
Research and development credit carryforwards	25,058	18,388
Stock compensation	1,028	991
Capitalized acquisition costs	12,323	13,270
Deferred revenue	1,074	1,388
Depreciation	129	331
Other	1,254	998

	148,604	122,343
Less valuation allowance	(148,604)	(122,343)

Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2013, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $197.0 million available to offset future federal taxable income to the extent permitted under the Internal Revenue Code of 1986, as amended, or IRC, expiring in varying amounts through 2032. Additionally, the Company has approximately $25.0 million of research and development credits at December 31, 2013, expiring in varying amounts through 2032, which may be available to reduce future taxes.

Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

operating loss carryforwards for the year ended December 31, 2013 includes approximately $4.2 million resulting from excess tax deductions from stock options. Pursuant to ASC 740, the deferred tax asset relating to excess tax benefits generated from exercises of stock options was not recognized for financial statement purposes.

Section 382 of the IRC provides limits to which a corporation that has undergone a change in ownership (as defined) can utilize any net operating loss, or NOL, and general business tax credit carryforwards it may have. The Company commissioned an analysis to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing the analysis, it was determined an ownership change had occurred in February 2007. As a result of this change, the Company’s NOL’s and general business tax credits from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change. The Company updated the IRC Section 382 analysis through December 31, 2013. It was determined a change of ownership occurred on February 28, 2011. The Company’s NOL’s were not further limited as a result of the change.

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $26.3 million primarily due to net operating loss carryforwards, start-up and organizational costs, and the increase in research and development credits.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Federal income tax at statutory rates	34%	34%	34%
State income tax, net of federal tax benefit	4%	5%	6%
Research and development credits	9%	10%	11%
Stock compensation	-2%	-1%	-1%
Uncertain tax position adjustment	0%	0%	0%
Change in warrant value	1%	2%	4%
Federal R&D tax grant	0%	0%	0%
Other	0%	0%	0%
Increase in valuation allowance	-46%	-49%	-54%

Effective tax rate	0%	0%	0%

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2013, 2012, and 2011 are as follows:

(in thousands)
Balance at December 31, 2010	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2011	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2012	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	(37)
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2013	$238

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2013.

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

On November 7, 2012, the Company issued 3,636,926 shares of our common stock, which we refer to as the Milestone Shares, to Intrexon under the terms of its Stock Purchase Agreement with Intrexon dated January 6, 2011. Under the terms of the Stock Purchase Agreement with Intrexon, the Company agreed to issue the Milestone Shares under certain conditions upon dosing of the first patient in a ZIOPHARM-conducted Phase 2 clinical trial in the Unites States, or similar study as the parties may agree in a country other than the United States, of a product candidate that is created, produced, developed or identified directly or indirectly by us during the term of the Channel Agreement and that, subject to certain exceptions, involves DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. On October 24, 2012, the Company initiated dosing in a Phase 2 study of Ad-RTS-IL-12 + veledimex for unresectable Stage III or IV melanoma, triggering the issuance of the Milestone Shares.

On October 29, 2013, pursuant to an underwriting agreement between the Company and J. P. Morgan Securities LLC, as representative of the several underwriters named therein, the Company completed the sale of an aggregate 16,445,000 shares of the Company’s common stock at a price of $3.50 per share in a public offering. The total gross proceeds resulting from this public offering were approximately $57.6 million, before deducting selling commissions and expenses (see Note 2 to the financial statements, Financings).

As of December 31, 2013, the Company had 100,159,618 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

As of December 31, 2013, the Company had outstanding options issued to its employees to purchase up to 5,834,408 shares of the Company’s common stock, to its directors to purchase up to 912,645 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 250 shares of the Company’s common stock.

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

Proceeds from the 2013, 2012, and 2011 exercises amounted to $956 thousand, $30 thousand, and $980 thousand, respectively. The intrinsic value of these options amounted to $1.4 million, $11 thousand and $2.5 million for years ended December 31, 2013, 2012 and 2011, respectively.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)

Transactions under the Plan for the years ending December 31, 2013, 2012, and 2011 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	4,566,935	$2.82
Granted	1,894,300	5.65
Exercised	(479,666)	2.04
Cancelled	(843,083)	5.01

Outstanding, December 31, 2011	5,138,486	4.08
Granted	2,309,650	4.36
Exercised	(8,300)	3.61
Cancelled	(292,533)	5.70

Outstanding, December 31, 2012	7,147,303	4.11
Granted	2,649,900	3.28
Exercised	(570,168)	1.68
Cancelled	(2,479,732)	4.58

Outstanding, December 31, 2013	6,747,303	$3.81	7.17	$5,339

Vested and unvested expected to vest at December 31, 2013	6,711,969	$4.01	5.03	$5,311

Options exercisable, December 31, 2013	3,471,935	$4.01	5.03	$2,654

Options exercisable, December 31, 2012	3,683,786	$3.56	5.28	$3,972

Options available for future grant	416,964

At December 31, 2013, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $8.5 million. The cost is expected to be recognized over a weighted-average period of 1.84 years.

Restricted Stock

In December 2013, the Company issued 75,272 shares of restricted stock to its non-employee directors, which vested in their entirety on the one year anniversary of the grant date. In January, February and May 2012, the Company issued 101,500, 43,802 and 25,000 shares of restricted stock to employees, which vested ratably in annual installments over three years, respectively, commencing on the first anniversary of the grant date. In December 2012, the Company also issued 87,730 shares of restricted stock to its non-employee directors, which vested ratably in annual installments over three years, commencing on the first anniversary of the grant date. In July and December 2011, the Company issued 50,000 and 720,675 shares of restricted stock to employees, which vested ratably in annual installments over three years, respectively, commencing on the first anniversary of the grant date. In January and December 2011, the Company also issued 25,000 and 52,731 shares of restricted stock to its non-employee directors, which vested in their entirety on the one year anniversary of the grant date and ratably in annual installments over three years, respectively, commencing on the first anniversary of the grant date. In March and April 2010, the Company issued 90,000 and 25,000 shares of restricted stock to its non-employee directors, respectively, all of which vested in their entirety on the one year anniversary of the grant date. In December 2009, the Company issued 347,500 shares of restricted stock to employees and 45,000 shares

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)

of restricted stock to its non-employee directors, which vested ratably in annual installments over three and two years, respectively, commencing on the first anniversary of the grant date. In September 2009, the Company issued 828,000 shares of restricted stock to employees and 180,000 shares of restricted stock to its board of directors, all of which vested in their entireties on the one year anniversary of the grant date. In December 2008, the Company issued 396,500 shares of restricted stock to employees and 90,000 shares of restricted stock to its board of directors, all of which vested in December 2009. Also, in January 2008, the Company issued 100,000 shares of restricted stock to one employee which vested ratably over a three-year period. In 2007, the Company issued 70,000 shares of restricted stock to several employees which vested in December 2008. During the years ended December 31, 2013, 2012 and 2011, $1.2 million, $1.7 million, and $635 thousand of compensation expense was recognized, respectively.

In January, March, May and December 2013, the Company repurchased 52,018, 5,400, 2,623, and 56,683 shares at average prices of $4.28, $4.50, $1.65 and $4.37 per share, respectively, to cover payroll taxes. In July and December 2012, the Company repurchased 15,740 and 107,413 shares at $6.06 and $4.19 per share, respectively, to cover payroll taxes. In January and December 2011, the Company repurchased 15,190 shares and 44,369 shares at $5.14 and $4.41 per share, respectively, to cover payroll taxes. In January, September and December 2010, the Company repurchased 15,283 shares, 349,710 shares and 51,116 shares at $3.10, $3.95 and $4.66 per share, respectively, to cover payroll taxes. In December 2009, the Company repurchased 103,823 shares of vested restricted stock from employees at $3.66 per share to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2013, 2012 and 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2010	348,753	$2.30
Granted	848,406	4.52
Vested	(229,586)	3.56
Cancelled	(16,667)	2.85

Non-vested, December 31, 2011	950,906	4.34
Granted	258,032	4.39
Vested	(351,829)	4.32
Cancelled	(123,370)	4.34

Non-vested, December 31, 2012	733,739	4.37
Granted	75,272	4.34
Vested	(292,399)	4.31
Cancelled	(163,747)	4.42

Non-vested, December 31, 2013	352,865	$4.38

As of December 31, 2013, there was $1.3 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.45 years.

13.	Employee Benefit Plan

The Company sponsors a qualified 401(k) Retirement Plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $139 thousand, $266 thousand, and $38 thousand to this plan during the years ended December 31, 2013, 2012, and 2011, respectively.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

14.	Selected Quarterly Information (Unaudited)

        (in thousands, except per share amount)

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$200	$200
Total operating expenses	23,783	18,496	9,315	6,919
Loss from operations	(23,583)	(18,296)	(9,115)	(6,719)
Change in fair value of warrants	10,788	(403)	(7,407)	(1,793)
Net (loss)	(12,799)	(18,692)	(16,713)	(8,903)
Loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.20)	$(0.09)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$200	$200
Total operating expenses	18,833	23,166	21,927	39,043
Loss from operations	(18,633)	(22,966)	(21,727)	(38,843)
Change in fair value of warrants	(5,811)	(650)	3,945	8,566
Net (loss)	(24,470)	(23,613)	(17,824)	(30,225)
Loss per share, basic and diluted	$(0.32)	$(0.30)	$(0.23)	$(0.37)

INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.2	Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.3	Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.4	Warrant for the Purchase of Shares of common stock dated December 23, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.5	Option for the Purchase of common stock dated October 15, 2004 and issued to DEKK-Tec, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.6	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.7	Schedule identifying material terms of Options for the Purchase of Shares of common stock in the form filed as Exhibit 4.6 to this Report. (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.8	Form of common stock Purchase Warrant issued to placement agents in connection with the Registrant’s 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed May 3, 2006).

Exhibit No.	Description of Document

4.9	Form of Warrant to Purchase Common Stock issued to investors in connection the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

4.10	Form of Warrant to Purchase Common Stock issued to placement agents in connection with the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

4.11	Form of Warrant to Purchase Common Stock issued to investors in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2009).

4.12	Form of Warrant to Purchase Common Stock issued to underwriters in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2009).

10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3	Form of Employee Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.4	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.5	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2007).

10.6	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.7	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.8	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.9	Employment Agreement dated as of January 8, 2008 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed February 21, 2008).

10.10	Extension of Employment Agreement dated as of December 28, 2010 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2010).

10.11	Extension of Employment Agreement dated as of January 8, 2013 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2013).

10.12	Amendment and Extension to Employment Agreement dated January 8, 2014 by and between ZIOPHARM Oncology, Inc. and Jonathan Lewis, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2014).

Exhibit No.	Description of Document

10.13	Employment Agreement dated July 8, 2011 by and between ZIOPHARM Oncology, Inc. and Hagop Youssoufian, MD, MSc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K filed July 15, 2011).

10.14	Amendment No. 1 to Employment Agreement dated July 8, 2011 by and between the Company and Hagop Youssoufian, M.D., M.Sc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2012).

10.15	Employment Agreement effective September 6, 2011 by and between ZIOPHARM Oncology, Inc. and Caesar J. Belbel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2011).

10.16	Amendment to Employment Agreement dated January 7, 2014 by and between ZIOPHARM Oncology, Inc. and Caesar J. Belbel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2014).

10.17	Employment Agreement dated May 8, 2012 by and between the Company and Jason A. Amello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2012).

10.18	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

10.19	License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

10.20	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.21	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.22	Amendment to License Agreement dated September 24, 2009 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2010).

10.23	Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2011). +

10.24	First Amendment to Exclusive Channel Partner Agreement dated September 13, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2012)

10.25	Form of subscription agreement between the ZIOPHARM, Inc. and the investors in the Registrant’s 2005 private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

Exhibit No.	Description of Document

10.26	Form of Subscription Agreement by and between the Registrant and investors in the Registrant’s 2006 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed May 3, 2006).

10.27	Form of Securities Purchase Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

10.28	Form of Registration Rights Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

10.29	Engagement Letter dated August 7, 2009 by and between the Registrant and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.30	Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).

10.31	Amendment Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2011).

10.32	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.33	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2013).

23.1	Consent of Independent Registered Public Accounting Firm—McGladrey LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

A-4