Form 10-Q
period 2014-03-31
ZIOPHARM ONCOLOGY INC
filed 2014-05-08
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 30, 2014, was 100,725,976 shares.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this report, “ZIOPHARM,” the “Company,” “we,” “us” and “our” refer to ZIOPHARM Oncology, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ZIOPHARM Oncology, Inc. (a development stage company)

		Page

Part I - Financial Information

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	4

	Statements of Operations for the three months ended March 31, 2014 and 2013 and the period from September 9, 2003 (date of inception) through March 31, 2014 (unaudited)	5

	Statement of Stockholders’ Equity for the three months ended March 31, 2014 (unaudited)	6

	Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the period from September 9, 2003 (date of inception) through March 31, 2014 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	59

Item 3.	Defaults upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

SIGNATURES		60

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc. (a development stage company)

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60,385	$68,204
Receivables	27	145
Prepaid expenses and other current assets	1,589	1,948

Total current assets	62,001	70,297

Property and equipment, net	679	801
Deposits	128	128
Other non-current assets	517	528

Total assets	$63,325	$71,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578	$422
Accrued expenses	5,752	6,357
Deferred revenue - current portion	800	800
Deferred rent - current portion	224	212

Total current liabilities	7,354	7,791

Deferred revenue	1,733	1,933
Deferred rent	792	851
Warrant liabilities	11,694	11,776
Other long- term liabilities	20	20

Total liabilities	21,593	22,371

Commitments and contingencies (note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 100,600,666 and 100,159,618 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	101	100
Additional paid-in capital - common stock	388,570	386,511
Additional paid-in capital - warrants issued	3,603	3,603
Deficit accumulated during the development stage	(350,542)	(340,831)

Total stockholders’ equity	41,732	49,383

Total liabilities and stockholders’ equity	$63,325	$71,754

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,		Period from September 9, 2003 (date of inception) through
	2014	2013	March 31, 2014

Research contract revenue	$200	$200	$2,467

Operating expenses:
Research and development, including costs of research contracts	6,542	19,112	261,739
General and administrative	3,442	4,671	107,421

Total operating expenses	9,984	23,783	369,160

Loss from operations	(9,784)	(23,583)	(366,693)

Other income (expense), net	(9)	(4)	4,113
Change in fair value of warrants	82	10,788	12,038

Net loss	$(9,711)	$(12,799)	$(350,542)

Net loss per share - basic and diluted	$(0.10)	$(0.15)

Weighted average common shares outstanding to compute net loss per share - basic and diluted	100,229,200	82,906,080

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(unaudited)

(in thousands, except share and per share data)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383

Stock-based compensation	—	—	—	—	1,223	—	—	1,223
Exercise of employee stock options	—	—	479,705	1	968	—	—	969
Cancelled restricted stock	—	—	(8,026)	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	(30,631)		(132)	—	—	(132)
Net loss	—	—	—	—	—	—	(9,711)	(9,711)

Balance at March 31, 2014	—	$—	100,600,666	$101	$388,570	$3,603	$(350,542)	$41,732

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc. (a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,		Period from September 9, 2003 (date of inception) through March 31, 2014
	2014	2013
Cash flows from operating activities:
Net loss	$(9,711)	$(12,799)	$(350,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	199	3,437
Stock-based compensation	1,223	1,541	24,911
Change in fair value of warrants	(82)	(10,788)	(12,038)
Loss on disposal of fixed assets	—	—	641
Common stock issued in exchange for in-process research and development	—	—	36,151
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	118	(14)	(27)
Prepaid expenses and other current assets	359	2,078	(1,589)
Other noncurrent assets	11	258	(517)
Deposits	—	—	(128)
Increase (decrease) in:
Accounts payable	156	(526)	578
Accrued expenses	(605)	2,005	5,752
Deferred revenue	(200)	(200)	2,533
Deferred rent	(47)	3	1,016
Other noncurrent liabilities	—	—	20

Net cash used in operating activities	(8,654)	(18,243)	(289,802)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(114)	(4,760)
Proceeds from sale of property and equipment	—	—	2

Net cash used in investing activities	(2)	(114)	(4,758)

Cash flows from financing activities:
Stockholders’ capital contribution	—	—	500
Proceeds from exercise of stock options	969	851	3,298
Payments to employees for repurchase of common stock	(132)	(246)	(3,496)
Proceeds from exercise of warrants	—	101	13,278
Proceeds from issuance of common stock and warrants, net	—	—	324,605
Proceeds from issuance of preferred stock, net	—	—	16,760

Net cash provided by financing activities	837	706	354,945

Net increase (decrease) in cash and cash equivalents	(7,819)	(17,651)	60,385
Cash and cash equivalents, beginning of period	68,204	73,306	—

Cash and cash equivalents, end of period	$60,385	$55,655	$60,385

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Warrants issued to placement agents and investors	$—	$—	$47,276

Preferred stock conversion to common stock	$—	$—	$16,760

Exercise of equity-classified warrants to common shares	$—	$72	$9,789

Exercise of liability-classified warrants to common shares	$—	$—	$764

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

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. Accordingly, the Company is considered to be in the development stage at March 31, 2014. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2014, the Company’s accumulated deficit was approximately $350.5 million. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K, as amended, for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the Statements of Operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in those policies since the filing of our Form 10-K.

3. Restructuring

On April 3, 2013, the Company completed a workforce reduction plan to reduce costs as part of the Company’s decision to terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and place exclusive strategic focus on its synthetic biology programs, which are being developed in partnership with Intrexon Corporation (“Intrexon”) (see Notes 6 and 7). Pursuant to the workforce reduction plan, the Company eliminated a total of 65 positions, comprised of 40 filled positions and 25 unfilled positions across various functions and locations. Employees whose positions were eliminated as part of the plan were notified beginning on April 2, 2013. Affected employees were offered separation benefits, including severance payments, and temporary healthcare coverage assistance. In connection with the elimination of filled positions as part of the workforce reduction plan, the Company incurred charges of $1.7 million during the second quarter of 2013, primarily for one-time contractual severance benefits.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in the Company’s Boston office to a subtenant. The company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand during the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets for the same amount in the year ended December 31, 2013.

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in the Company’s New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of March 31, 2014.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$57,887	$57,887	$—	$—

Warrant liability	$11,694	$—	$11,694	$—

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$66,974	$66,974	$—	$—

Warrant liability	$11,776	$—	$11,776	$—

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

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at March 31, 2014 and 2013 consist of the following:

	March 31,
	2014	2013
Stock options	6,159,828	6,743,835
Unvested restricted common stock	296,406	602,068
Warrants	10,539,767	11,148,139

	16,996,001	18,494,042

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon (see Note 7 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.6 million was for services already incurred and the remaining $4.8 million was for services expected to be incurred within a year. This amount was included as part of prepaid expenses and other current assets on the balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company expensed $7.8 million for services performed by Intrexon, of which $4.8 million was applied to the prepaid balance in other current assets, $2.4 million was paid to Intrexon and $0.6 million was recorded in accrued expenses. As of December 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0. For the three months ended March 31, 2014, the Company expensed $1.7 million for services performed by Intrexon, of which $0.5 million is included in accrued expenses at March 31, 2014.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering.

On November 7, 2012, the Company issued 3,636,926 shares of common stock to Intrexon under the terms of its Stock Purchase Agreement with Intrexon dated January 6, 2011.

On October 13, 2013, Intrexon purchased 2,857,143 shares of common stock in the Company’s public offering.

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

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in the Company’s New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of March 31, 2014. The lease and sublease for office space in New York, NY expires in October 2018.

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

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in the Company’s Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of $20 thousand, which is recorded in other non-current assets and other liabilities on the balance sheet on March 31, 2014. The sublease expires in August 2016.

As of March 31, 2014, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies – (continued)

Total rent expense was approximately $167 thousand, $289 thousand, and $5.4 million for the three months ended March 31, 2014, 2013, and from September 9, 2003 (date of inception) to March 31, 2014, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at March 31, 2014 and 2013 of $1 million ($224 thousand current and $792 long-term) and $442 thousand ($58 thousand current and $384 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the three months ended March 31, 2014 or during the years ended December 31, 2013, 2012 or 2011.

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The option agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008. Additionally, no payments have been made for the three months ended March 31, 2014. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

In October 2009, the Baxter License Agreement was amended to allow the Company to manufacture indibulin. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011 or 2010. During each of the years ended December 31, 2013 and 2012, milestones of $250 thousand were reached and expensed. No milestones have been met during the three months ended March 31, 2014.

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of ZIOPHARM and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refers to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies – (continued)

Following the first 24 months of the agreement, Intrexon had the option to terminate the Channel Agreement, if the Company failed to use diligent efforts to develop and commercialize ZIOPHARM Products or if the Company elected not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Also following the first 24 months of the agreement, the Company had the option to voluntarily terminate the Channel Agreement, upon 90 days written notice to Intrexon. The 24 month termination period expired during the year ended December 31, 2013.

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	Is being commercialized by the Company;

•	Has received regulatory approval;

•	Is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	Is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by the Company due to an uncured breach or a termination by Intrexon following an unconsented assignment by the Company or the Company’s election not to pursue development of a Superior Therapy).

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

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand for the year ended December 31, 2013. The Company expensed $45 thousand for the three months ended March 31, 2014.

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

CRO Services Agreement with PPD Development, L. P.

The Company is party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. PPD is entitled to cumulative payments of up to $20.0 million under these arrangements, which is payable by the Company in varying amounts upon PPD achieving specified milestones. During the year ended December 31, 2010, the Company expensed $1.8 million upon contract execution and $1.1 million upon a clinical study commencement of enrollment in North America. During the year ended December 31, 2011, additional milestones related to commencing enrollment in Europe, Latin America and Asia along with enrollment based milestones were met and the Company recorded an aggregate $4.0 million expense. During the year ended December 31, 2012, additional enrollment-based and contract modification milestones were met and expensed totaling $3.8 million. During the year ended December 31, 2013, patient progression and data based milestones totaling $9.2 million were met and expensed. There are no remaining milestones on this agreement.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. PRA is entitled to cumulative payments of up to $9.5 million under these arrangements, which is payable by the Company in varying amounts upon PRA achieving specified milestones. During the year ended December 31, 2012, the Company expensed $7.3 million upon the achievement of various letter of intent and enrollment-based milestones. During the year ended December 31, 2013, contract modification and patient enrollment based milestones totaling $2.2 million were met and expensed. There are no remaining milestones on this agreement.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand. During the three months ended March 31, 2014, one clinical milestone was met and expensed totaling $10 thousand.

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

The number of warrants outstanding at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013

Liability-classified warrants	8,235,076	8,235,076
Equity-classified warrants	2,304,691	2,304,691

Total warrants	10,539,767	10,539,767

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

The Company uses the Binomial/Monte Carlo pricing model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013

Risk-free interest rate	0.11%	0.25%
Expected life in years	0.69	1.69
Expected volatility	80%	70%
Expected dividend yield	0	0
Steps per year	13	12

The change in the fair value of the warrant liability resulted in a gain of $82 thousand for the three months ended March 31, 2014, respectively. The change in the fair value of the warrant liability resulted in a gain of $10.8 million for the three months ended March 31, 2013. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

There were no warrant exercises during the three months ended March 31, 2014.

During the three months ended March 31, 2013, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed Equity	Cash Received

Cash exercises	49,315	—	49,315	$—	$101
Cashless exercises	—	—	—	—	—

	49,315	—	49,315	$—	$101

9. Common Stock

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

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31,
(in thousands)	2014	2013

Research and development	$376	$537
General and administrative	847	1,004

Stock-based employee compensation expense	$1,223	$1,541

The Company granted 80,500 and 110,900 stock options during the three ended March 31, 2014 and 2013 that had a weighted-average grant date fair value of $3.34 and $3.32 per share, respectively.

At March 31, 2014, total unrecognized compensation costs related to unvested stock options outstanding amounted to $7.1 million. The cost is expected to be recognized over a weighted-average period of 1.68 years.

On May 31, 2013, the Company extended the contractual life of 66,667 fully vested stock options held by one employee from 3 to 12 months.

On June 14, 2013, the Company extended the contractual life of 71,167 fully vested stock options held by one employee from 3 to 12 months.

On March 31, 2014, the Company extended the contractual life of 71,167 fully vested stock options held by one employee by an additional 9 months.

ZIOPHARM Oncology, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

For the three months ended March 30, 2014 and 2013, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2014	2013

Risk-free interest rate	1.76 - 2.11%	1.0 - 1.15%
Expected life in years	6	6
Expected volatility	94.46 - 94.55%	83.40 - 83.69%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2014 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	6,747,302	$3.81

Granted	80,500	4.36
Exercised	(479,705)	2.02
Cancelled	(188,269)	5.10

Outstanding, March 31, 2014	6,159,828	$3.92	7.45	$6,459

Vested and unvested expected to vest at March 31, 2014	6,105,689	$4.28	5.37	$5,845

Options exercisable, March 31, 2014	2,843,928	$4.28	5.37	$1,810

Options exercisable, December 31, 2013	3,471,935	$4.01	5.03	$2,654

Options available for future grant	338,631

A summary of the status of unvested restricted stock for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested, December 31, 2013	352,865	$4.38
Granted	—	—
Vested	(48,433)	4.51
Cancelled	(8,026)	4.41

Non-vested, March 31, 2014	296,406	$4.36

At March 31, 2014, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.9 million. The cost is expected to be recognized over a weighted-average period of 1.10 years.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address high unmet medical needs. Pursuant to an exclusive channel agreement with Intrexon Corporation, or Intrexon, we obtained exclusive rights to Intrexon’s synthetic biology platform for use in the field of oncology, which included two existing clinical stage product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. The synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex is our lead drug candidate, which uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We are currently studying Ad-RTS-IL-12 + veledimex in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer, and expect to announce additional data from these Phase 2 studies in the fourth quarter of 2014. We plan to continue to combine Intrexon’s synthetic biology platform with our capabilities to translate science to the patient setting to develop additional products to stimulate key pathways, including those used by the body’s immune system to inhibit the growth and metastasis of cancers. We have numerous programs under development and expect to file multiple investigational new drug, or IND, applications through 2015. We also have a portfolio of small molecule drug candidates, which are no longer a strategic focus of our development activities for which we are seeking partners to pursue further development and potential commercialization.

Enabling Technology

Synthetic biology entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. Synthetic biology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Synthetic biology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug.

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

More detailed descriptions of Ad-RTS-IL-12 + veledimex, DC-RTS-IL-12 + veledimex, our remaining small molecule programs, and our clinical development and commercialization plans for each are set forth in this report under the caption “Business – Product Candidates.”

Recent Developments

ZIOPHARM is currently conducting or planning Phase 2 studies of Ad-RTS-IL-12, alone or in combination with existing treatment standards, in melanoma and breast cancer, with plans to initiate a Phase 1 study in high-grade gliomas (brain cancer). The Company also expects to file several investigational new drug (IND) applications for novel, multigenic gene therapies through 2015.

We presented at the American Association for Cancer Research 2014 Annual Meeting (AACR 2014) study data from the intratumoral administration of Ad-RTS-mIL-12 in an orthotopic murine glioma model. The data demonstrated that administration of Ad-RTS-mIL-12 + veledimex resulted in dose-related increases in survival of four- to five-fold, without exhibiting an adverse safety profile, when compared to median survival in vehicle control groups that included temozolomide, bevacizumab (Avastin®) and dexamethasone.

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

In March 2013, we announced the initiation of a Phase 2 clinical study of Ad-RTS-IL-12 + veledimex to treat metastatic breast cancer. The two-part, multi-center U.S. study is enrolling patients with unresectable, recurrent or metastatic breast cancer who have visible lesions or lesions accessible by injection. This study was designed to assess the safety and efficacy of the therapeutic effect of Ad-RTS-IL-12 + veledimex in this indication. The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary endpoints include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers.

In May 2013, we announced promising results from nonclinical and Phase 1 studies in metastatic melanoma using Ad-RTS-IL-12 + veledimex. In these studies, the controlled expression of IL-12, through a regulatable gene therapy strategy, was found to limit systemic toxicity while inducing biological and clinical activity. The findings were presented in an oral session at the 16th Annual Meeting of the American Society of Gene and Cell Therapy (ASGCT). In June, updated results were presented at the 2013 American Society for Clinical Oncology (ASCO). Ad-RTS-IL-12 + veledimex induce production of IL-12 mRNA in the tumor microenvironment (switch on). Upon removal of veledimex, IL-12 mRNA levels return to baseline (switch off). Following treatment with Ad-RTS-IL-12 + veledimex, increases in TILs (CD8+, CD45RO+) were observed in the tumor microenvironment. Clinical activity was observed in injected and non-injected lesions primarily at the higher doses of veledimex. Inflammation, shrinkage, flattening, and depigmentation of lesions correlated with the elevated serum levels of IFN-g. Ad-RTS-IL-12 + veledimex therapy was generally well-tolerated and its safety profile is consistent with other immunotherapies.

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma through the use of the RheoSwitch ® at the October 2013 AACR-NCI-EORTC. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health (RAC/NIH) for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas (brain cancer). We are currently discussing with the FDA the nonclinical data in support of the Phase 1 study, and upon agreement, we anticipate initiation mid-year 2014. Glioblastoma is by far the most frequent malignant brain tumor and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based in surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival resulting in a very high unmet medical need. Newly diagnosed glioblastoma patients have a median overall survival, or OS, of 11-17 months.

In December 2013, we presented positive interim results from the ongoing Phase 1/2 study of Ad-RTS-IL-12 + veledimex in patients with advanced melanoma. The results from this multicenter study were presented at Melanoma Bridge 2013 Conference at the session “Best Abstracts on News in Immunotherapy”, an international conference co-sponsored by Istituto Nazionale Tumori Fondazione, Sidra Medical and Research Center, and the Society for ImmunoTherapy of Cancer was held in Naples, Italy. In this study, 21 patients with unresectable, recurrent stage III/IV melanoma have been treated with intratumoral injections of Ad-RTS-IL-12 + veledimex and the oral activator veledimex. The purpose of the study is to evaluate the safety and tolerability of the Ad-RTS-IL-12 + veledimex therapy, determine tumor and immune response, and select the optimal dose and schedule of veledimex for future study. To date, expression of IL-12 mRNA in study subjects’ tumors was determined to be controlled by veledimex. In addition, upon stopping veledimex dosing, expression of the IL-12 mRNA returned to baseline levels, demonstrating the “on” and “off” control of the RheoSwitch ®. In this dose range, results to date demonstrate that Ad-RTS-IL-12 + veledimex therapy has potent biologic activity, as measured by on-mechanism and on-target toxicity and response in injected and non-injected lesions. Following treatment, 11 of 16 evaluable patients have demonstrated a response of stable disease or better on a per lesion basis. The most common severe adverse events (SAEs) were pyrexia, hypotension, mental status changes, and cytokine release syndrome. Four of seven patients with SAEs had veledimex dosing stopped during cycle one. Three had SAEs during subsequent cycles, and stopped veledimex dosing at that time. Importantly, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression.

Also in December 2013, we announced preliminary results from the ongoing Phase 2 clinical study of Ad-RTS-IL-12 + veledimex therapy in patients with unresectable recurrent or metastatic breast cancer. The findings were reported in a poster presentation at the San Antonio Breast Cancer (SABC) Symposium in San Antonio, Texas. This multicenter Phase 2 study is designed to evaluate the safety and efficacy of Ad-RTS-IL-12 + veledimex in subjects with recurrent/metastatic breast cancer with accessible tumor(s). The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary objectives include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers. Six patients were evaluable for safety at the time of presentation. The most common severe adverse events (SAEs) were neutropenia, AST elevation and pyrexia. Importantly, in the absence of disease progression, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression. Preliminary monotherapy PFS rate was reported for two patients to date, with one subject progressing at 12 weeks and a second at 16 weeks. Recruitment for the Phase 2 clinical trial is ongoing to refine the dose, dosing schedule and optimal combination regimen. With this dosing data, the Company will initiate a Phase 2 clinical trial in combination with standard of care.

The Company continues to advance Ad-RTS-IL-12 + veledimex in melanoma, breast cancer and brain cancer. Recently, as the treatment of advanced melanoma has undergone and continues to undergo a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, the Company has prioritized brain cancer as our highest priority, followed by breast cancer, and then melanoma.

DC-RTS-IL-12 + veledimex. We completed enrollment in a Phase 1 dose escalation study of DC-RTS-IL-12 + veledimex in the second quarter of 2012 in the United States. DC-RTS-IL-12 + veledimex employs intratumoral injection of modified dendritic cells from each patient and oral dosing of veledimex to turn on in vivo expression of IL-12. DC-RTS-IL-12 + veledimex , through the RTS® platform, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication incompetent adenoviral vector carrying the IL-12 gene under the control of the RTS® platform. Currently, there are no actively enrolling studies using DC-RTS-IL-12 + veledimex, as we have prioritized our clinical development efforts on Ad-RTS-IL-12 + veledimex.

Earlier Stage Programs. At the October 2013 AARC-NCI-EORTC we also presented results showing systemic expression of three distinct immune effectors from a single RTS® regulated multigenic construct in mice, in vitro data demonstrating the potential use of MSCs for tumor-targeted delivery of single or multiple RTS® regulated cancer immunotherapies, and data demonstrating functional single chain variable fragment-Fc fusion proteins as an alternate approach to monoclonal antibodies which are more amenable for multi-genic therapies. We are also actively pursuing several other synthetic biology approaches, including gene delivery with human Endometrial Regenerative Cells (ERCs), human MSCs and functional single chain variable fragment-Fc fusion proteins and multigenic approaches in our discovery pipeline to address unmet medical needs in cancer that are expected to result in multiple INDs planned through 2015.

Small Molecule Programs

Palifosfamide, ZIO-201. The small molecule palifosfamide, or isophosphoramide mustard, is a proprietary active metabolite of the pro-drug ifosfamide. Because palifosfamide is the stabilized active metabolite of ifosfamide and a distinct pharmaceutical composition without the acrolein or chloroacetaldehyde metabolites we believe that the administration of palifosfamide may be an effective and well-tolerated agent to treat cancer. In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. We are seeking transactions with third parties, including the possible out-license of palifosfamide.

Soft Tissue Sarcoma. Previously we have studied palifosfamide in combination with doxorubicin in patients with soft tissue sarcoma. In March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. PICASSO 3 study data was presented in September 2013 at the European Cancer Congress.

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

Darinaparsin, ZIO-101. Darinaparsin is an anti-mitochondrial (organic arsenic) compound (covered by issued patents and pending patent applications in the United States and in foreign countries). Phase 1 testing of the intravenous, or IV, form of darinaparsin in solid tumors and hematological cancers was completed. We reported clinical activity and a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into a licensing agreement with Solasia Pharma K.K., or Solasia, for the Asia/Pacific territory with a focus on IV-administered darinaparsin in PTCL. Clinical studies are currently ongoing with Solasia. We are seeking transactions with third parties, including the possible out-license of darinaparsin.

Indibulin, ZIO-301. Indibulin is a novel, small molecule inhibitor of tubulin polymerization and is potentially safer than other tubulin inhibitors as no neurotoxicity has been observed in preclinical studies or in Phase 1 clinical trials. Indibulin has a different pharmacological profile from other tubulin inhibitors currently on the market as it binds to a unique site on tubulin and is active in multi-drug-resistant (MDR-1, MRP-1) and taxane-resistant tumors. A Phase 1 study was conducted in late stage metastatic breast cancer and was found to be safe and tolerable. We are seeking transactions with third parties, including the possible out-license of indibulin.

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of March 31, 2014, we had approximately $60.4 million of cash and cash equivalents. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this prospectus supplement and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue. Revenue during the three months ended March 31, 2014 and 2013 was as follows:

	Three months ended March 31,
	2014	2013	Change
($ in thousands)

Collaboration revenue	$200	$200	$—	0%

Revenue for the three months ended March 31, 2014 was the same as the three months ended March 31, 2013. This is due to the continued recognition of income related to our entry into the collaboration agreement with Solasia Pharma K.K. on March 7, 2011. Under this agreement we received $5.0 million in research and development funding which we are recognizing over the estimated period of performance under the agreement, currently 75 months.

Research and development expenses. Research and development expenses during the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013	Change
($ in thousands)

Research and development	$6,542	$19,112	$(12,570)	(66%)

Research and development expenses for the three months ended March 31, 2014 decreased by $12.6 million when compared to the three months ended March 31, 2013. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended June 30, 2013, completed a workforce reduction plan to reduce costs (see Note 3 in the accompanying unaudited financial statements). This resulted in lower costs of $3.6 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower costs related to the Phase 3 palifosfamide study in soft tissue sarcoma (“STS”) of $4.5 million, lower other clinical costs of $1.2 million, lower employee-related costs of $1.3 million and lower manufacturing costs of $3.4 million. The decrease was offset by an increase of $0.4 million in discovery activities, $0.7 million in nonclinical activities and $0.3 million of other costs, all related to our synthetic biology program.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013	Change
($ in thousands)

General and administrative	$3,442	$4,671	$(1,229)	(26%)

General and administrative expenses for the three months ended March 31, 2014 decreased by $1.2 million when compared to the three months ended March 31, 2013. The decrease was primarily due to lower employee-related costs of $0.5 million as a result of our workforce reduction plan (see Note 3 in the accompanying unaudited financial statements) as well as $0.8 million in non-employee contracted costs.

Other income (expense). Other income (expense) for three months ended March 31, 2014 and 2013 was as follows:

	Three months ended March 30,
	2014	2013	Change
($ in thousands)

Other income, net	$(9)	$(4)	$(5)	125%
Change in fair value of warrants	82	10,788	(10,706)	(99%)

Total	$73	$10,784	$(10,711)

The decrease in other income (expense) from the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $82 thousand for the three months ended March 31, 2014 as compared to a gain of $10.8 million for the three months ended March 31, 2013. The change in liability-classified warrants is primarily attributable to the increase in our stock price, offset by a decrease in the remaining term and a decrease in volatility.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $60.4 million in cash and cash equivalents, compared to $68.2 million in cash and cash equivalents as of December 31, 2013. We anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Also included in the estimate are the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for interim overall survival data in the MATISSE trial.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
($ in thousands)
Net cash provided by (used in):
Operating activities	$(8,654)	$(18,243)
Investing activities	(2)	(114)
Financing activities	837	706

Net increase (decrease) in cash and cash equivalents	$(7,819)	$(17,651)

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2014 compared to $18.2 million for the three months ended March 31, 2013. The $9.5 million decrease was primarily due to a decrease in research and development expenses, offset by a reduction in cash used for prepaid expenses and an increase in cash used for accrued expenses.

Net cash used in investing activities was $2 thousand for the three months ended March 31, 2014 compared to $114 thousand for the three months ended March 31, 2013. The decrease was due to decreased spending on property, plant, and equipment.

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2014 compared to $0.7 million for the three months ended March 31, 2013. The change is primarily attributable to an increase in stock option activity in the amount of $0.1 million.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2014, our accumulated deficit was approximately $350.5 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Costs associated with the development of our product candidates;

•	Our ability to secure partnering arrangements;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and

•	Other matters identified under Part II – Item 1A. “Risk Factors.”

Working capital as of March 31, 2014 was $54.6 million, consisting of $62.0 million in current assets and $7.4 million in current liabilities. Working capital as of December 31, 2013 was $62.5 million, consisting of $70.3 million in current assets and $7.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$4,060	$1,207	$2,049	$804	$—
Royalty and license fees	2,125	1,275	550	300	—
Contract milestone payments	362	283	79	—	—

Total	$6,547	$2,765	$2,678	$1,104	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our patent agreement with Baxter Healthcare Corporation, our royalty agreements with Southern Research Institute and Baxter Healthcare Corporation requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the License and Collaboration Agreement with Solasia. The contract milestone payments relate to our CRO agreements with Novella Clinical, Inc. The timing of the remaining contract milestone payments are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of March 31, 2014. On July 16, 2012, we decided to close our Germanton, Maryland office. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation. Included in the above table are obligations for the subleased portion of our Boston and New York offices as noted below and in Note 7 to the financial statements. We expect to receive a total of $118 thousand in the next year and $167 thousand in the next 2-3 years from our subtenant in the Boston office. We also expect to receive a total of $334 thousand in the next year, $612 thousand in the next 2-3 years, and $529 thousand in the next 4-5 years from our subtenant in the New York office.

Off-balance sheet arrangements

During the three months ended March 31, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2014.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2014, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

*We will require additional financial resources in order to continue ongoing development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2014, we had a net loss of $9.7 million, and, as of March 31, 2014, we have incurred approximately $350.5 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	Work with regulatory authorities to identify and address program related inquiries;

•	Implement additional internal systems and infrastructure; and

•	Hire additional personnel.

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

As of March 31, 2014, we had incurred approximately $350.5 million of cumulative net losses and had approximately $60.4 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the second quarter of 2015. Following negative results in our PICASSO 3 pivotal trial in first-line metastatic soft tissue sarcoma, or STS, in March 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. In addition, changes may occur that would consume our existing capital prior to the second quarter of 2015, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for the interim analysis of data in the MATISSE trial. Also our estimates include the advancement of our synthetic biology product candidates in the clinic under our Channel Agreement with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

*Clinical trials are very expensive, time-consuming, and difficult to design, initiate and implement.

Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial start-up and process itself is also time-consuming and results are inherently uncertain. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to delay the start, abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	Additional nonclinical data request by regulatory agencies;

•	Unforeseen safety issues;

•	Determination of dosing issues;

•	Lack of effectiveness during clinical trials;

•	Slower than expected rates of patient recruitment and enrollment;

•	Inability to monitor patients adequately during or after treatment;

•	Inability or unwillingness of medical investigators to follow our clinical protocols; and

•	Regulatory determinations to temporarily or permanently cease enrollment for other reasons not related to patient safety.

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

‘See also “Risk Factors— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

*Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of March 31, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 28.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, we purchased 30,631 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 31, 2014	16,031	$4.37
February 1 to 28, 2014	14,600	$4.40
March 1 to 31, 2014	—	$—

Total	30,631

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
Dated: May 8, 2014

/s/ Kevin G. Lafond
Kevin G. Lafond Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 8, 2014

EXHIBIT INDEX

10.1*	Amended and Restated Severance Agreement dated June 3, 2013, by and between ZIOPHARM Oncology, Inc. and Kevin G. Lafond

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.