Form 10-Q
period 2014-06-30
ZIOPHARM ONCOLOGY INC
filed 2014-08-07
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2014, was 100,742,889 shares.

ZIOPHARM Oncology, Inc.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Consolidated Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,001	$68,204
Receivables	32	145
Prepaid expenses and other current assets	991	1,948

Total current assets	54,024	70,297

Property and equipment, net	683	801
Deposits	128	128
Other non-current assets	513	528

Total assets	$55,348	$71,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447	$422
Accrued expenses	7,773	6,357
Deferred revenue - current portion	2,333	800
Deferred rent - current portion	235	212

Total current liabilities	10,788	7,791

Deferred revenue	—	1,933
Deferred rent	730	851
Warrant liabilities	6,094	11,776
Other long-term liabilities	20	20

Total liabilities	17,632	22,371

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 100,725,066 and 100,159,618 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	101	100
Additional paid-in capital - common stock	390,192	386,511
Additional paid-in capital - warrants issued	3,541	3,603
Accumulated deficit	(356,118)	(340,831)

Total stockholders’ equity	37,716	49,383

Total liabilities and stockholders’ equity	$55,348	$71,754

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Research contract revenue	$200	$200	$400	$400

Operating expenses:
Research and development, including costs of research contracts	8,346	14,775	14,888	33,887
General and administrative	3,031	3,721	6,473	8,392

Total operating expenses	11,377	18,496	21,361	42,279

Loss from operations	(11,177)	(18,296)	(20,961)	(41,879)

Other income (expense), net	1	7	(8)	3
Change in fair value of warrants	5,600	(403)	5,682	10,385

Net loss	$(5,576)	$(18,692)	$(15,287)	$(31,491)

Net loss per share - basic and diluted	$(0.06)	$(0.22)	$(0.15)	$(0.38)

Weighted average common shares outstanding to compute net loss per share - basic and diluted	100,422,564	83,082,633	100,326,416	82,994,845

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(unaudited)

(in thousands, except share and per share data)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital Common	Additional Paid-in Capital	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Warrants	Stage	Equity
Balance at December 31, 2013	—	$—	100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383

Warrant exercise			21,977	—	62	(62)	—	—
Stock-based compensation	—	—	—	—	2,435	—	—	2,435
Exercise of employee stock options	—	—	583,038	1	1,316	—	—	1,317
Cancelled restricted stock	—	—	(8,936)	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	(30,631)	—	(132)	—	—	(132)
Net loss	—	—	—	—	—	—	(15,287)	(15,287)

Balance at March 31, 2014	—	$—	100,725,066	$101	$390,192	$3,541	$(356,118)	$37,716

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,287)	$(31,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	396
Stock-based compensation	2,435	1,673
Change in fair value of warrants	(5,682)	(10,385)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	113	27
Prepaid expenses and other current assets	957	2,845
Other noncurrent assets	15	269
Deposits	—	4
Increase (decrease) in:
Accounts payable	25	(344)
Accrued expenses	1,416	2,453
Deferred revenue	(400)	(400)
Deferred rent	(98)	(11)
Net cash used in operating activities	(16,289)	(34,964)

Cash flows from investing activities:
Purchases of property and equipment	(99)	(115)

Net cash used in investing activities	(99)	(115)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,317	854
Payments to employees for repurchase of common stock	(132)	(250)
Proceeds from exercise of warrants	—	101

Net cash provided by financing activities	1,185	705

Net increase (decrease) in cash and cash equivalents	(15,203)	(34,374)
Cash and cash equivalents, beginning of period	68,204	73,306

Cash and cash equivalents, end of period	$53,001	$38,932

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:

Exercise of equity-classified warrants to common shares	$62	$72

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc., which we refer to as “ZIOPHARM” or the “Company”, is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2014, the Company’s accumulated deficit was approximately $356.1 million. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the third quarter of 2015. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K, for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the Statements of Operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed in Note 8, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in those policies since the filing of our Form 10-K.

3. Recently Issued Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915), which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the financial statements in this Quarterly Report on Form 10-Q. The adoption of ASU 2014-10 impacted presentation and disclosure only and did not have any impact on financial position or results of operations.

4. Restructuring

On April 3, 2013, the Company completed a workforce reduction plan to reduce costs as part of the Company’s decision to terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and place exclusive strategic focus on its synthetic biology programs, which are being developed in partnership with Intrexon Corporation (“Intrexon”) (see Notes 7 and 8). Pursuant to the workforce reduction plan, the Company eliminated a total of 65 positions, comprised of 40 filled positions and 25 unfilled positions across various functions and locations. Employees whose positions were eliminated as part of the plan were notified beginning on April 2, 2013. Affected employees were offered separation benefits, including severance payments, and temporary healthcare coverage assistance. In connection with the elimination of filled positions as part of the workforce reduction plan, the Company incurred charges of $1.7 million during the second quarter of 2013, primarily for one-time contractual severance benefits.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in the Company’s Boston office to a subtenant. The company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand during the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in future payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets for the same amount in the year ended December 31, 2013.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Restructuring – (continued)

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in the Company’s New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in future payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of June 30, 2014.

5. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$51,689	$51,689	$—	$—

Warrant liability	$6,094	$—	$6,094	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$66,974	$66,974	$—	$—

Warrant liability	$11,776	$—	$11,776	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset. The Company’s Level 2 financial liabilities consist of long-term investor and placement agent warrants issued in connection with its December 2009 public offering. The warrants were valued using Binomial/Monte Carlo valuation models. See Note 9 for additional disclosures on the valuation methodology and significant assumptions.

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at June 30, 2014 and 2013 consist of the following:

	June 30,
	2014	2013
Stock options	6,041,162	6,538,419
Unvested restricted common stock	295,496	454,325
Warrants	10,496,467	10,441,431

	16,833,125	17,434,175

7. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon (see Note 7 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.6 million was for services already incurred and the remaining $4.8 million was for services expected to be incurred within a year. This amount was included as part of prepaid expenses and other current assets on the balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company expensed $7.8 million for services performed by Intrexon, of which $4.8 million was applied to the prepaid balance in other current assets, $2.4 million was paid to Intrexon and $0.6 million was recorded in accrued expenses. As of December 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0. During the six months ended June 30, 2014, the Company expensed $5.6 million for services performed by Intrexon, of which $2.2 million is included in accrued expenses at June 30, 2014.

On January 25, 2012, Intrexon purchased 1,923,075 shares of common stock in the Company’s public offering.

On November 7, 2012, the Company issued 3,636,926 shares of common stock to Intrexon under the terms of its Stock Purchase Agreement with Intrexon dated January 6, 2011.

On October 13, 2013, Intrexon purchased 2,857,143 shares of common stock in the Company’s public offering.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

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

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in the Company’s New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of June 30, 2014. The lease and sublease for office space in New York, NY expires in October 2018.

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

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in the Company’s Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of $20 thousand, which is recorded in other non-current assets and other liabilities on the balance sheet on June 30, 2014. The sublease expires in August 2016.

As of June 30, 2014, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

Total rent expense was approximately $305 thousand and $619 thousand for the six months ended June 30, 2014 and 2013, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at June 30, 2014 and December 31, 2013 of $965 thousand ($235 thousand current and $730 thousand long-term) and $1.1 million ($212 thousand current and $851 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

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

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. On July 31, 2014, the Company amended and restated the License and Collaboration Agreement between the Company and Solasia Pharma K.K. or Solasia, granting to Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, the Company will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Licensors will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Company’s license agreement with the Licensors.

The term of the license agreement between the Company and the Licensors extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the six months ended June 30, 2014 or during the years ended December 31, 2013, 2012 or 2011.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The option agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008. Additionally, no payments have been made for the six months ended June 30, 2014. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement have been reached or expensed since the agreement’s inception.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. In addition to the upfront costs, the Asset Purchase Agreement includes additional diligence and milestone payments that could amount to approximately $8 million in the aggregate and royalties on net sales of products covered by a valid claim of a patent for the life of the patent on a country-by-country basis. The Company expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. The term of the license agreement extends until the expiration of the last to expire of the patents covering the licensed products, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011 or 2010. During each of the years ended December 31, 2013 and 2012, milestones of $250 thousand were reached and expensed. No milestones have been met during the six months ended June 30, 2014. In connection with the Company’s decision to focus on its synthetic biology programs, the Company will no longer pursue development of indibulin.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

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

If the Specified Drug is sublicensed to a third party, the agreement entitles Harmon Hill to 1% award of royalties or other payments received from a sublicense. Subject to renewal or extension by the parties, the term of the agreement was for a one year period that expired April 8, 2009. Following such expiration, the parties continued to operate under the terms of the agreement and during 2010, the agreement was formally extended through April 8, 2011 and again through April 8, 2012. The agreement was extended through November 8, 2012 and has now expired. The Company expensed $240 thousand during the years ended December 31, 2011 and 2010 and expensed $200 thousand during the year ended December 31, 2012 for consulting services per the aforementioned agreement. No milestones under the collaboration agreement were reached or expensed during the years ended December 31, 2013, 2012, 2011 or 2010.

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand for the year ended December 31, 2013. The Company expensed $90 thousand for the six months ended June 30, 2014.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

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

On July 31, 2014, the Company entered into an amendment and restatement of the License and Collaboration Agreement granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, the Company will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Company’s license agreement with the Licensors.

The upfront payment for research and development funding is earned over the period of effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. Accordingly, the remaining deferred revenue of $2.3 million at June 30, 2014 has been classified as current.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which PRA provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand. During the six months ended June 30, 2014, one clinical milestone was met and expensed totaling $10 thousand.

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

The number of warrants outstanding at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Liability-classified warrants	8,235,076	8,235,076
Equity-classified warrants	2,261,391	2,304,691

Total warrants	10,496,467	10,539,767

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Warrants – (continued)

Liability-Classified Warrants

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

Subject to certain exceptions, these warrants provide for anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the warrants then in effect, which was initially $4.02 per share. This provision was triggered in 2013 when stock was sold at $3.50 per share in our 2013 public offering. Accordingly, the shares of the Company’s common stock underlying the outstanding 2009 Warrants were increased by 184,367 shares to 8,235,076 shares, and the exercise price of the 2009 Warrants was decreased to $3.93.

The Company assessed whether the 2009 Warrants require accounting as derivatives. The Company determined that these warrants were not indexed to the Company’s own stock in accordance with accounting standards codification Topic 815, Derivatives and Hedging. As such, the Company has concluded these warrants did not meet the scope exception for determining whether the instruments require accounting as derivatives and were classified as liabilities.

The Company uses the Binomial/Monte Carlo pricing model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Risk-free interest rate	0.06%	0.26%
Expected life in years	0.44	1.44
Expected volatility	70%	70%
Expected dividend yield	0	0
Steps per year	54	12

The change in the fair value of the warrant liability resulted in a gain of $5.6 million and $5.7 million for the three and six months ended June 30, 2014, respectively. The change in the fair value of the warrant liability resulted in a loss of $0.4 million and a gain of $10.4 million for the three and six months ended June 30, 2013. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Warrants – (continued)

During the six months ended June 30, 2014, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received

Cash exercises	—	—	—	$—	$—
Cashless exercises	43,300	—	21,977	—	—

	43,300	—	21,977	$—	$—

During the six months ended June 30, 2013, warrant exercises were as follows:

(in thousands, except share data)	Equity Warrants	Liability Warrants	Common Stock Issued	Liability Reclassed to Equity	Cash Received

Cash exercises	49,315	—	49,315	$—	$101
Cashless exercises	—	—	—	—	—

	49,315	—	49,315	$—	$101

10. Common Stock

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013

Research and development	$410	$(145)	$786	$392
General and administrative	802	277	1,649	1,281

Stock-based employee compensation expense	$1,212	$132	$2,435	$1,673

The Company granted 23,800 and 104,300 stock options during the three and six months ended June 30, 2014 that had a weighted-average grant date fair value of $2.84 and $3.23 per share, respectively. The Company granted 1,315,500 and 1,426,400 stock options during the three and six months ended June 30, 2013 that had a weighted-average grant date fair value of $1.77 and $1.89 per share, respectively.

At June 30, 2014, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.2 million. The cost is expected to be recognized over a weighted-average period of 1.59 years.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Stock-Based Compensation – (continued)

For the three months ended June 30, 2014 and 2013, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2014	2013
Risk-free interest rate	1.98%	1.65%
Expected life in years	6	6
Expected volatility	94.07%	95.45%
Expected dividend yield	0	0

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2014 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	6,747,302	$3.81

Granted	104,300	3.54
Exercised	(583,038)	2.26
Cancelled	(227,402)	5.05

Outstanding, June 30, 2014	6,041,162	$3.91	7.24	$4,456

Vested and unvested expected to vest at June 30, 2014	5,988,240	$4.11	5.61	$4,417

Options exercisable, June 30, 2014	3,176,594	$4.11	5.61	$1,846

Options exercisable, December 31, 2013	3,471,935	$4.01	5.03	$2,654

Options available for future grant	5,317,831

A summary of the status of unvested restricted stock for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2013	352,865	$4.38
Granted	—	—
Vested	(48,433)	4.51
Cancelled	(8,936)	4.41

Non-vested, June 30, 2014	295,496	$4.36

At June 30, 2014, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.7 million. The cost is expected to be recognized over a weighted-average period of 1.09 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in this Form 10-Q, including but not limited to, statements regarding the costs and timing of our clinical trials and of the development and commercialization of our pipeline products and services; the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash; our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Recent Developments

ZIOPHARM is currently conducting or planning Phase 2 studies of Ad-RTS-IL-12, alone or in combination with existing treatment standards, in melanoma and breast cancer, with plans to initiate a Phase 1 study in high-grade gliomas (brain cancer). We have numerous other programs under preclinical development and expect to file multiple investigational new drug, or IND, applications through 2015.

We presented at the American Society of Gene & Cell Therapy 17th annual meeting (ASGCT 2014) held May 21-24, 2014, that Ad-RTS-mIL-12 + veledimex exhibits controllable systemic immune activation in human subjects with melanoma and breast cancer. In an orthotopic murine glioma model we have demonstrated that Ad-RTS-mIL-12 + veledimex significantly reduces brain cancer stem cells and in another preclinical study we also demonstrated that Ad-RTS-mIL-12 + veledimex improves survival over temozolomide, dexamethasone and bevacizumab. These findings support the utility of localized, regulatable IL-12 production as an approach for the treatment of malignant glioma in human subjects.

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

In May 2013, we announced promising results from nonclinical and Phase 1 studies in metastatic melanoma using Ad-RTS-IL-12 + veledimex. In these studies, the controlled expression of IL-12, through a regulatable gene therapy strategy, was found to limit systemic toxicity while inducing biological and clinical activity. The findings were presented in an oral session at the 16th Annual Meeting of the American Society of Gene and Cell Therapy (ASGCT). In June 2013, updated results were presented at the 2013 American Society for Clinical Oncology (ASCO). Ad-RTS-IL-12 + veledimex induce production of IL-12 mRNA in the tumor microenvironment (switch on). Upon removal of veledimex, IL-12 mRNA levels return to baseline (switch off). Following treatment with Ad-RTS-IL-12 + veledimex, increases in TILs (CD8+, CD45RO+) were observed in the tumor microenvironment. Clinical activity was observed in injected and non-injected lesions primarily at the higher doses of veledimex. Inflammation, shrinkage, flattening, and depigmentation of lesions correlated with the elevated serum levels of IFN-g. Ad-RTS-IL-12 + veledimex therapy was generally well-tolerated and its safety profile is consistent with other immunotherapies.

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma through the use of the RheoSwitch ® at the October 2013 AACR-NCI-EORTC. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health (RAC/NIH) for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas (brain cancer). We are currently discussing with the FDA nonclinical data in support of the Phase 1 study, and upon agreement, we anticipate initiation of the study during the second half 2014. Glioblastoma is by far the most frequent malignant brain tumor and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based in surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival resulting in a very high unmet medical need. Newly diagnosed glioblastoma patients have a median overall survival, or OS, of 11-17 months.

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

Also in December 2013, we announced preliminary results from the ongoing Phase 2 clinical study of Ad-RTS-IL-12 + veledimex therapy in patients with unresectable recurrent or metastatic breast cancer. The findings were reported in a poster presentation at the San Antonio Breast Cancer (SABC) Symposium in San Antonio, Texas. This multicenter Phase 2 study is designed to evaluate the safety and efficacy of Ad-RTS-IL-12 + veledimex in subjects with recurrent/metastatic breast cancer with accessible tumor(s). The primary endpoint of the study is rate of progression-free survival at 16 weeks. Secondary objectives include objective response rate, duration of response and evaluation of pharmacodynamic tumor markers. Six patients were evaluable for safety at the time of presentation. The most common severe adverse events (SAEs) were neutropenia, AST elevation and pyrexia. Importantly, in the absence of disease progression, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression. Preliminary monotherapy PFS rate was reported for two patients to date, with one subject progressing at 12 weeks and a second at 16 weeks. Recruitment for the Phase 2 clinical trial is ongoing to refine the dose and dosing schedule. With this dosing data, the Company will initiate a Phase 1b/2 clinical trial of Ad-RTS-hIL-12 + veledimex following first- or second-line standard treatment in subjects with locally advanced or metastatic breast cancer.

The Company continues to conduct Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. Additionally, the Company is evaluating future trials with IL-12 in potential combination therapies with other immune-targeting agents in various cancers including melanoma and breast. Recently, as the treatment of advanced melanoma has undergone and continues to undergo a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, the Company has prioritized brain cancer as our highest priority, followed by breast cancer, and then melanoma. The Company also plans to initiate a Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the second half of 2014.

DC-RTS-IL-12 + veledimex. We completed enrollment in a Phase 1 dose escalation study of DC-RTS-IL-12 + veledimex in the second quarter of 2012 in the United States. DC-RTS-IL-12 + veledimex employs intratumoral injection of modified dendritic cells from each patient and oral dosing of veledimex to turn on in vivo expression of IL-12. DC-RTS-IL-12 + veledimex, through the RTS® platform, controls the timing and level of transgene expression. The RTS® technology functions as a “gene switch” for the regulated expression of human IL-12 in the patients’ dendritic cells which are transduced with a replication incompetent adenoviral vector carrying the IL-12 gene under the control of the RTS® platform. Currently, there are no actively enrolling studies using DC-RTS-IL-12 + veledimex, as we have prioritized our clinical development efforts on Ad-RTS-IL-12 + veledimex.

Earlier Stage Programs. At the October 2013 AARC-NCI-EORTC we also presented results showing systemic expression of three distinct immune effectors from a single RTS® regulated multigenic construct in mice, in vitro data demonstrating the potential use of MSCs for tumor-targeted delivery of single or multiple RTS® regulated cancer immunotherapies, and data demonstrating functional single chain variable fragment-Fc fusion proteins as an alternate approach to monoclonal antibodies which are more amenable for multi-genic therapies. We are also actively pursuing several other synthetic biology approaches, including additional gene delivery and multigenic approaches in our discovery pipeline to address unmet medical needs in cancer that are expected to result in multiple INDs through 2015.

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

Darinaparsin, ZIO-101. Darinaparsin is an anti-mitochondrial (organic arsenic) compound (covered by issued patents and pending patent applications in the United States and in foreign countries). Phase 1 testing of the intravenous, or IV, form of darinaparsin in solid tumors and hematological cancers was completed. We reported clinical activity and a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into an amended and restated global licensing agreement with Solasia Pharma K.K. on July 31, 2014 (see Note 8 in the accompanying unaudited financial statements).

Indibulin, ZIO-301. Indibulin is a novel, small molecule inhibitor of tubulin polymerization and is potentially safer than other tubulin inhibitors as no neurotoxicity has been observed in preclinical studies or in Phase 1 clinical trials. Indibulin has a different pharmacological profile from other tubulin inhibitors currently on the market as it binds to a unique site on tubulin and is active in multi-drug-resistant (MDR-1, MRP-1) and taxane-resistant tumors. A Phase 1 study was conducted in late stage metastatic breast cancer and was found to be safe and tolerable. In connection with the Company’s decision to focus on its synthetic biology programs, the Company will no longer pursue development of indibulin.

Current Plans

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of June 30, 2014, we had approximately $53.0 million of cash and cash equivalents. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the third quarter of 2015. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Revenue. Revenue during the three and six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

Collaboration revenue	$200	$200	$—	0%	$400	$400	$—	0%

Revenue for the three and six months ended June 30, 2014 was the same as the three and six months ended June 30, 2013. This is due to the continued recognition of income related to our entry into the collaboration agreement with Solasia Pharma K.K. on March 7, 2011. Under this agreement we received $5.0 million in research and development funding which is earned over the period of effort, originally estimated to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia (see note 8 to the accompanying unaudited financial statements), the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. Accordingly, the remaining deferred revenue of $2.3 million at June 30, 2014 has been classified as current.

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

Research and development	$8,346	$14,775	$(6,429)	(44%)	$14,888	$33,887	$(18,999)	(56%)

Research and development expenses for the three months ended June 30, 2014 decreased by $6.4 million when compared to the three months ended June 30, 2013. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended June 30, 2013, completed a workforce reduction plan to reduce costs (see Note 4 in the accompanying unaudited financial statements). This resulted in lower costs of $0.6 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower costs related to the Phase 3 palifosfamide study in soft tissue sarcoma (“STS”) of $5.3 million, lower other clinical costs of $0.4 million, lower employee-related costs of $0.5 million and lower manufacturing costs of $2.1 million. The decrease was offset by an increase of $2.4 million in discovery activities and $0.1 million in nonclinical activities, all related to our synthetic biology program.

Research and development expenses for the six months ended June 30, 2014 decreased by $19.0 million when compared to the six months ended June 30, 2013. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended June 30, 2013, completed a workforce reduction plan to reduce costs (see Note 4 in the accompanying unaudited financial statements). This resulted in lower costs of $4.2 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower costs related to the Phase 3 palifosfamide study in soft tissue sarcoma (“STS”) of $9.7 million, lower other clinical costs of $1.7 million, lower employee-related costs of $1.8 million and lower manufacturing costs of $5.4 million. The decrease was offset by an increase of $2.8 million in discovery activities, $0.8 million in nonclinical activities, and $0.2 million of other costs all related to our synthetic biology program.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

General and administrative	$3,031	$3,721	$(690)	(19%)	$6,473	$8,392	$(1,919)	(23%)

General and administrative expenses for the three months ended June 30, 2014 decreased by $0.7 million when compared to the three months ended June 30, 2013. The decrease was primarily due to lower employee-related costs of $0.4 million as a result of our workforce reduction plan (see Note 4 in the accompanying unaudited financial statements) as well as $0.3 million in non-employee contracted costs.

General and administrative expenses for the six months ended June 30, 2014 decreased by $1.9 million when compared to the six months ended June 30, 2013. The decrease was primarily due to lower employee-related costs of $0.9 million as a result of our workforce reduction plan (see Note 4 in the accompanying unaudited financial statements) as well as $1.0 million in non-employee contracted costs.

Other income (expense). Other income (expense) for three and six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

Other income, net	$1	$7	$(6)	(86%)	$(8)	$3	$(11)	(367%)
Change in fair value of warrants	5,600	(403)	6,003	1490%	5,682	10,385	(4,703)	(45%)

Total	$5,601	$(396)	$5,997		$5,674	$10,388	$(4,714)

The increase in other income (expense) from the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $5.6 million for the three months ended June 30, 2014 as compared to a loss of $403 thousand for the three months ended June 30, 2013. The change in liability-classified warrants is primarily attributable to decreases in our stock price, remaining term and volatility.

The decrease in other income (expense) from the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $5.7 million for the six months ended June 30, 2014 as compared to a gain of $10.4 million for the six months ended June 30, 2013. The change in liability-classified warrants is primarily attributable to decreases in our stock price, remaining term and volatility.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $53.0 million in cash and cash equivalents, compared to $68.2 million in cash and cash equivalents as of December 31, 2013. We anticipate that our cash resources will be sufficient to fund our operations into the third quarter of 2015. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward. Also included in the estimate are the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for interim overall survival data in the MATISSE trial.

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

In September 2014, approximately 2.3 million warrants to purchase shares of our common stock at $2.04 per share will expire. If fully exercised, the warrants would result in net cash proceeds of up to approximately $4.6 million. In December 2014, approximately 8.2 million warrants to purchase shares of our common stock at $4.02 per share will expire. If fully exercised, the warrants would result in net cash proceeds of up to approximately $33.1 million.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
($ in thousands)
Net cash provided by (used in):
Operating activities	$(16,289)	$(34,964)
Investing activities	(99)	(115)
Financing activities	1,185	705

Net increase (decrease) in cash and cash equivalents	$(15,203)	$(34,374)

Net cash used in operating activities was $16.3 million for the six months ended June 30, 2014 compared to $35.0 million for the six months ended June 30, 2013. The $18.7 million decrease in cash used was primarily due to a decrease in research and development expenses, in conjunction with our restructuring efforts (see note 4 to the accompanying unaudited financial statements).

Net cash used in investing activities was $99 thousand for the six months ended June 30, 2014 compared to $115 thousand for the six months ended June 30, 2013. The decrease was due to decreased spending on property, plant, and equipment.

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2014 compared to $0.7 million for the six months ended June 30, 2013. The change is primarily attributable to an increase in proceeds from stock option exercises.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2014, our accumulated deficit was approximately $356.1 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of June 30, 2014 was $43.2 million, consisting of $54.0 million in current assets and $10.8 million in current liabilities. Working capital as of December 31, 2013 was $62.5 million, consisting of $70.3 million in current assets and $7.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$3,763	$1,218	$1,866	$679	$—
Royalty and license fees	2,125	1,275	550	300	—
Contract milestone payments	362	283	79	—	—

Total	$6,250	$2,776	$2,495	$979	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our royalty agreements with Southern Research Institute, requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. As part of the amended and restated License and Collaboration agreement (see note 8 to the accompanying unaudited financial statements), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of four separate $250 thousand payments on November 3, 2014-2017. The timing of the remaining contract milestone payments to Novella are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of June 30, 2014. On July 16, 2012, we decided to close our Germanton, Maryland office. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation. Included in the above table are obligations for the subleased portion of our Boston and New York offices as noted below and in Note 8 to the financial statements. We expect to receive a total of $118 thousand in the next year and $138 thousand in the next 2-3 years from our subtenant in the Boston office. We also expect to receive a total of $334 thousand in the next year, $612 thousand in the next 2-3 years, and $445 thousand in the next 4-5 years from our subtenant in the New York office.

Off-balance sheet arrangements

During the six months ended June 30, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2014.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2014, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2014, we had a net loss of $15.3 million, and, as of June 30, 2014, we have incurred approximately $356.1 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

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

We anticipate that our cash resources will be sufficient to fund our operations into the third quarter of 2015 and we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of June 30, 2014, we had incurred approximately $356.1 million of cumulative net losses and had approximately $53.0 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the third quarter of 2015. Following negative results in our PICASSO 3 pivotal trial in first-line metastatic soft tissue sarcoma, or STS, in April 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. In addition, changes may occur that would consume our existing capital prior to the third quarter of 2015, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide and our current timing expectations for the interim analysis of data in the MATISSE trial. Also our estimates include the advancement of our synthetic biology product candidates in the clinic under our Channel Agreement with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial start-up and process itself is also time-consuming and results are inherently uncertain. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to delay the start, abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	Additional nonclinical data requests by regulatory agencies;

•	Unforeseen safety issues;

•	Determination of dosing issues;

•	Lack of effectiveness during clinical trials;

•	Slower than expected rates of patient recruitment and enrollment;

•	Inability to monitor patients adequately during or after treatment;

•	Inability or unwillingness of medical investigators to follow our clinical protocols; and

•	Regulatory determinations to temporarily or permanently cease enrollment for other reasons not related to patient safety.

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

The synthetic biology platform, in which we have acquired rights for cancer from Intrexon, includes two existing product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our April 2013 workforce reduction plan we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

Our obligation to pay 50% of net profits or revenue as described further in Note 8 in the accompanying unaudited financial statements under the heading “License Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation” with respect to these “retained” products will survive termination of the Channel Agreement.

There can be no assurance that we will be able to successfully perform under the Channel Agreement and if the Channel Agreement is terminated it may prevent us from achieving our business objectives.

*We have a limited operating history upon which to base an investment decision.

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

*If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	The federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	New requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required as of August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, required as of March 31, 2014 and by the 90th day of each subsequent calendar year;

•	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of June 30, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 28.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the six months ended June 30, 2014, we purchased 30,631 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the six months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)

January 1 to 31, 2014	16,031	$4.37
February 1 to 28, 2014	14,600	$4.40
March 1 to 31, 2014	—	$—
April 1 to 30, 2014	—	$—
May 1 to 31, 2014	—	$—
June 1 to 30, 2014	—	$—

Total	30,631

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

Dated: August 7, 2014

/s/ Kevin G. Lafond
Kevin G. Lafond Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 7, 2014

EXHIBIT INDEX

10.1*	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan, as amended

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.