Form 10-Q
period 2014-09-30
ZIOPHARM ONCOLOGY INC
filed 2014-10-30
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 30, 2014, was 102,711,484 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	additional planned regulatory filings for and commercialization of our synthetic biology product candidates;

•	contract manufacturing activity.

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the protection afforded by our patent rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs; and

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe;

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$46,122	$68,204
Receivables	208	145
Prepaid expenses and other current assets	1,484	1,948

Total current assets	47,814	70,297

Property and equipment, net	654	801
Deposits	128	128
Other non-current assets	513	528

Total assets	$49,109	$71,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,953	$422
Accrued expenses	7,803	6,357
Deferred revenue - current portion	1,700	800
Deferred rent - current portion	244	212

Total current liabilities	11,700	7,791

Deferred revenue	—	1,933
Deferred rent	665	851
Warrant liabilities	247	11,776
Other long- term liabilities	20	20

Total liabilities	12,632	22,371

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 102,683,984 and 100,159,618 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	103	100
Additional paid-in capital - common stock	398,585	386,511
Additional paid-in capital - warrants issued	—	3,603
Accumulated deficit	(362,211)	(340,831)

Total stockholders’ equity	36,477	49,383

Total liabilities and stockholders’ equity	$49,109	$71,754

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Research contract revenue	$633	$200	$1,033	$600

Operating expenses:
Research and development, including costs of research contracts	9,733	6,247	24,621	40,133
General and administrative	2,842	3,068	9,315	11,459

Total operating expenses	12,575	9,315	33,936	51,592

Loss from operations	(11,942)	(9,115)	(32,903)	(50,992)

Other income (expense), net	2	(191)	(6)	(190)
Change in fair value of warrants	5,847	(7,407)	11,529	2,979

Net loss	$(6,093)	$(16,713)	$(21,380)	$(48,203)

Net loss per share - basic and diluted	$(0.06)	$(0.20)	$(0.21)	$(0.58)

Weighted average common shares outstanding to compute net loss per share - basic and diluted	100,428,520	83,161,927	100,360,825	83,051,151

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(unaudited)

(in thousands, except share and per share data)

			Additional
			Paid-in	Additional
	Common Stock		Capital	Paid-in		Total
			Common	Capital	Accumulated	Stockholders’
	Shares	Amount	Stock	Warrants	Deficit	Equity
Balance at December 31, 2013	100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383

Warrant exercise	1,991,409	1	7,283	(3,584)	—	3,700
Warrant expiration	—	—	19	(19)	—	—
Stock-based compensation	—	—	3,583	—	—	3,583
Exercise of employee stock options	585,638	2	1,321	—	—	1,323
Cancelled restricted stock	(22,050)	—	—	—	—	—
Repurchase of shares of restricted common stock	(30,631)	—	(132)	—	—	(132)
Net loss	—	—	—	—	(21,380)	(21,380)

Balance at September 30, 2014	102,683,984	$103	$398,585	$—	$(362,211)	$36,477

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,380)	$(48,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	582
Stock-based compensation	3,583	2,482
Change in fair value of warrants	(11,529)	(2,979)
Loss on disposal of fixed assets	—	194
Common stock issued in exchange for in-process research and development	—	—
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(63)	(391)
Prepaid expenses and other current assets	464	3,717
Other noncurrent assets	15	262
Deposits	—	5
Increase (decrease) in:
Accounts payable	1,531	(618)
Accrued expenses	1,447	(4,943)
Deferred revenue	(1,033)	(600)
Deferred rent	(154)	8
Other noncurrent liabilities	—	20

Net cash used in operating activities	(26,780)	(50,464)

Cash flows from investing activities:
Purchases of property and equipment	(193)	(119)
Proceeds from sale of property and equipment	—	1

Net cash used in investing activities	(193)	(118)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,323	956
Payments to employees for repurchase of common stock	(132)	(250)
Proceeds from exercise of warrants	3,700	201

Net cash provided by financing activities	4,891	907

Net increase (decrease) in cash and cash equivalents	(22,082)	(49,675)
Cash and cash equivalents, beginning of period	68,204	73,306

Cash and cash equivalents, end of period	$46,122	$23,631

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:

Exercise of equity-classified warrants to common shares	$692	$142

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc., which we refer to as “ZIOPHARM” or the “Company”, is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that can address unmet medical needs.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2014, the Company’s accumulated deficit was approximately $362.2 million. Based upon current plans, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2015. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

The results disclosed in the Statements of Operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. Recently Issued Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915), which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance in the quarter ended June 30, 2014. The adoption of ASU 2014-10 impacted presentation and disclosure only and did not have any impact on financial position or results of operations.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Restructuring – (continued)

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in the Company’s New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in future payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of September 30, 2014.

5. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$43,698	$43,698	$—	$—

Warrant liability	$247	$—	$247	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$66,974	$66,974	$—	$—

Warrant liability	$11,776	$—	$11,776	$—

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

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at September 30, 2014 and 2013 consist of the following:

	September 30,
	2014	2013
Stock options	5,792,428	5,730,169
Unvested restricted common stock	283,433	431,178
Warrants	8,235,076	10,392,387

	14,310,937	16,553,734

7. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon (see Note 8 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.6 million was for services already incurred and the remaining $4.8 million was for services expected to be incurred within a year. This amount was included as part of prepaid expenses and other current assets on the balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company expensed $7.8 million for services performed by Intrexon, of which $4.8 million was applied to the prepaid balance in other current assets, $2.4 million was paid to Intrexon and $0.6 million was recorded in accrued expenses. As of December 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0. During the nine months ended September 30, 2014, the Company expensed $9.1 million for services performed by Intrexon, of which $2.3 million is included in accrued expenses at September 30, 2014.

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

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in the Company’s New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of September 30, 2014. The lease and sublease for office space in New York, NY expires in October 2018.

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

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in the Company’s Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from the subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. In accordance with the sublease agreement, the subtenant provided the Company with a security deposit of $20 thousand, which is recorded in other non-current assets and other liabilities on the balance sheet on September 30, 2014. The sublease expires in August 2016.

As of September 30, 2014, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

Total rent expense was approximately $445 thousand and $889 thousand for the nine months ended September 30, 2014 and 2013, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at September 30, 2014 and December 31, 2013 of $909 thousand ($244 thousand current and $665 thousand long-term) and $1.1 million ($212 thousand current and $851 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

License Agreements

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

Also on December 22, 2004, the Company entered into a Research Agreement with SRI pursuant to which the Company agreed to spend a sum not to exceed $200 thousand between the execution of the agreement and December 21, 2006, including a $25 thousand payment that was made simultaneously with the execution of the agreement, to fund research and development work by SRI in the field of isophosphoramide mustard analogs. The option agreement was exercised on February 13, 2007. Under the license agreement entered into upon exercise of the option, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008. Additionally, no payments have been made for the nine months ended September 30, 2014. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775,000. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement have been reached or expensed since the agreement’s inception.

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

The term of the license agreement between the Company and the Licensors extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the nine months ended September 30, 2014 or during the years ended December 31, 2013, 2012 or 2011.

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

As consideration for the license, the Company received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia. Under the License and Collaboration Agreement, the Company provided Solasia with drug product to conduct clinical trials. These transfers were accounted for as a reduction of research and development costs and an increase in collaboration receivables. The agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.

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

The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which are expected to be completed by March 31, 2015. As a result, the Company has determined that the estimated remaining period for amortizing the upfront payment is now 6 months at September 30, 2014. Accordingly, the Company has recorded $1 million in revenue during the nine months ended September 30, 2014 while the remaining deferred revenue balance of $1.7 million at September 30, 2014 has been classified as current.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment of approximately $1.1 million and an additional $100 thousand payment for existing inventory, both of which were expensed in 2006. The Company expensed a $625 thousand milestone payment upon the successful U.S. IND application for indibulin in 2007. No milestones under the license agreement were reached or expensed during the years ended December 31, 2011 or 2010. During each of the years ended December 31, 2013 and 2012, milestones of $250 thousand were reached and expensed. No milestones have been met during the nine months ended September 30, 2014. In connection with the Company’s decision to focus on its synthetic biology programs, the Company will no longer pursue development of indibulin.

Collaboration Agreement with Harmon Hill, LLC

On June 27, 2013, the Company signed a collaboration agreement with Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. This agreement was extended on April 28, 2014 with a new term for Harmon Hill to provide consulting and other services through April 2015. The Company expensed $135 thousand for the year ended December 31, 2013. The Company expensed $135 thousand for the nine months ended September 30, 2014.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Commitments and Contingencies – (continued)

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella is entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand. During the nine months ended September 30, 2014, one clinical milestone was met and expensed totaling $10 thousand.

On August 18, 2014, the Company entered into an amendment of the Master Clinical Research Organization Services Agreement with Novella. The amendment reflects the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. The change in the CRO resulted in a total cost savings of approximately $1 million.

CRO Services Agreement with MS Clinical Services, LLC.

On July 24, 2014, the Company entered into a Master Clinical Research Organization Services Agreement with MS Clinical Services, LLC., or Medsource, under which Medsource provides CRO services in support of our clinical trials. There are no milestones associated with this agreement.

CRO Services Agreement with PPD Development, L. P.

The Company was party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. During the years ended December 31, 2010, 2011, 2012 and 2013, the Company expensed $2.9 million, $4.0 million, $3.8 million and $9.2 million respectively. There are no remaining milestones on this agreement.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $7.3 million and $2.2 million, respectively. There are no remaining milestones on this agreement.

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

The number of warrants outstanding at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Liability-classified warrants	8,235,076	8,235,076
Equity-classified warrants	—	2,304,691

Total warrants	8,235,076	10,539,767

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Warrants – (continued)

The Company uses the Binomial/Monte Carlo pricing model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at September 30, 2014 and 2013:

	September 30,
	2014	2013
Risk-free interest rate	0.02%	0.10%
Expected life in years	0.19	1.19
Expected volatility	65%	75%
Expected dividend yield	0	0
Steps per year	125	13

The change in the fair value of the warrant liability resulted in a gain of $5.8 million and $11.5 million for the three and nine months ended September 30, 2014, respectively. The change in the fair value of the warrant liability resulted in a loss of $7.4 million and a gain of $3.0 million for the three and nine months ended September 30, 2013. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

During the nine months ended September 30, 2014, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
(in thousands, except share data)	Warrants	Warrants	Issued	to Equity	Received
Cash exercises	1,813,707	—	1,813,707	$—	$3,700
Cashless exercises	478,655	—	177,702	—	—

	2,292,362	—	1,991,409	$—	$3,700

During the nine months ended September 30, 2013, warrant exercises were as follows:

			Common	Liability
	Equity	Liability	Stock	Reclassed	Cash
(in thousands, except share data)	Warrants	Warrants	Issued	to Equity	Received
Cash exercises	98,359	—	98,359	$—	$201
Cashless exercises	—	—	—	—	—

	98,359	—	98,359	$—	$201

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

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

11. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months		For the Nine months
	ended September 30,		ended September 30,
(in thousands)	2014	2013	2014	2013
Research and development	$340	$119	$1,126	$511
General and administrative	808	690	2,457	1,971

Stock-based employee compensation expense	$1,148	$809	$3,583	$2,482

The Company granted 10,000 and 114,300 stock options during the three and nine months ended September 30, 2014 that had a weighted-average grant date fair value of $2.29 and $3.15 per share, respectively. The Company granted 125,000 and 1,551,400 stock options during the three and nine months ended September 30, 2013 that had a weighted-average grant date fair value of $2.47 and $1.94 per share, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Stock-Based Compensation (continued)

At September 30, 2014, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.8 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

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

On March 31, 2014, the Company extended the contractual life of 33,333 fully vested stock options and 66,667 unvested stock options held by one employee.

On September 8, 2014, the Company extended the contractual life of 82.834 fully vested stock options and 23,333 unvested stock options held by one employee by an additional 3 months.

On September 15, 2014, the Company extended the contractual life of 39,167 fully vested stock options and 113,333 unvested stock options held by one employee.

For the three months ended September 30, 2014 and 2013, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2014	2013
Risk-free interest rate	2.03%	1.61 - 1.74%
Expected life in years	6	6
Expected volatility	92.36%	94.96 - 95.64%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2014 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	6,747,302	$3.81

Granted	114,300	4.11
Exercised	(585,638)	2.26
Cancelled	(483,536)	4.28

Outstanding, September 30, 2014	5,792,428	$3.94	6.91	$1,457

Vested and unvested expected to vest at June 30, 2014	5,731,490	$4.12	5.41	$1,441

Options exercisable, September 30, 2014	3,257,661	$4.12	5.41	$498

Options exercisable, December 31, 2013	3,471,935	$4.01	5.03	$2,654

Options available for future grant	5,555,864

A summary of the status of unvested restricted stock for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2013	352,865	$4.38
Granted	—	—
Vested	(48,433)	4.51
Cancelled	(20,999)	4.41

Non-vested, September 30, 2014	283,433	$4.35

At September 30, 2014, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.4 million. The cost is expected to be recognized over a weighted-average period of 1.08 years.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that can address high unmet medical needs. Pursuant to an exclusive channel agreement with Intrexon Corporation, or Intrexon, we obtained exclusive rights to Intrexon’s synthetic biology platform for use in the field of oncology, which included two existing clinical stage product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. The synthetic biology platform employs an inducible gene-delivery system that enables controlled delivery of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex is our lead drug candidate, which uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We are currently studying Ad-RTS-IL-12 + veledimex in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer, and expect to announce additional data from these Phase 2 studies in the fourth quarter of 2014. We plan to continue to combine Intrexon’s synthetic biology platform with our capabilities to translate science to the patient setting to develop additional products to stimulate key pathways, including those used by the body’s immune system to inhibit the growth and metastasis of cancers. We have numerous programs under development and expect to file multiple investigational new drug, or IND, applications through 2015. We also have a portfolio of small molecule drug candidates, which are no longer a strategic focus of our development activities for which we have established and will continue to seek additional partners to pursue further development and potential commercialization.

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

ZIOPHARM has continued to expand the scope of its synthetic immuno-oncology programs in collaboration with Intrexon Corporation focusing on synthetic biologic approaches to chimeric antigen receptor T-cell (CAR-T) therapy and other cell based programs. More detail will be elucidated in multiple presentations at the upcoming American Association for Cancer Research (AACR) Special Tumor Immunology and Immunotherapy meeting, to be held December 1-4, 2014. This will include updated information on the IL-12 programs and on genetically modified and controllable cell programs for treating cancers.

At the American Society of Gene & Cell Therapy 17th annual meeting (ASGCT 2014) held May 21-24, 2014, we presented study data showing that Ad-RTS-mIL-12 + veledimex exhibits controllable systemic immune activation in human subjects with melanoma and breast cancer. In an orthotopic murine glioma model we have demonstrated that Ad-RTS-mIL-12 + veledimex significantly reduces brain cancer stem cells and in another preclinical study we also demonstrated that Ad-RTS-mIL-12 + veledimex improves survival over temozolomide, dexamethasone and bevacizumab. These findings support the utility of localized, regulatable IL-12 production as an approach for the treatment of malignant glioma in human subjects.

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

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma through the use of the RTS® at the October 2013 AACR-NCI-EORTC. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health (RAC/NIH) for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas (brain cancer). The FDA has requested additional nonclinical information to support the Phase 1 study, this data is currently being generated. Upon agreement with the FDA, we anticipate initiation of the Phase 1 study during the first half of 2015. Glioblastoma is by far the most frequent malignant brain tumor and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based in surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival resulting in a very high unmet medical need. Newly diagnosed glioblastoma patients have a median overall survival, or OS, of 11-17 months.

In December 2013, we presented positive interim results from the ongoing Phase 1/2 study of Ad-RTS-IL-12 + veledimex in patients with advanced melanoma. The results from this multicenter study were presented at Melanoma Bridge 2013 Conference at the session “Best Abstracts on News in Immunotherapy”, an international conference co-sponsored by Istituto Nazionale Tumori Fondazione, Sidra Medical and Research Center, and the Society for ImmunoTherapy of Cancer was held in Naples, Italy. In this study, 21 patients with unresectable, recurrent stage III/IV melanoma have been treated with intratumoral injections of Ad-RTS-IL-12 + veledimex and the oral activator veledimex. The purpose of the study is to evaluate the safety and tolerability of the Ad-RTS-IL-12 + veledimex therapy, determine tumor and immune response, and select the optimal dose and schedule of veledimex for future study. To date, expression of IL-12 mRNA in study subjects’ tumors was determined to be controlled by veledimex. In addition, upon stopping veledimex dosing, expression of the IL-12 mRNA returned to baseline levels, demonstrating the “on” and “off” control of the RTS®. In this dose range, results to date demonstrate that Ad-RTS-IL-12 + veledimex therapy has potent biologic activity, as measured by on-mechanism and on-target toxicity and response in injected and non-injected lesions. Following treatment, 11 of 16 evaluable patients have demonstrated a response of stable disease or better on a per lesion basis. The most common severe adverse events or SAEs, were pyrexia, hypotension, mental status changes, and cytokine release syndrome. Four of seven patients with SAEs had veledimex dosing stopped during cycle one. Three had SAEs during subsequent cycles, and stopped veledimex dosing at that time. Importantly, all SAEs were reversed after veledimex dosing was stopped, demonstrating the “on” and “off” control of veledimex on gene expression.

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

The Company continues to conduct Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. Additionally, the Company expects future trials with IL-12 in combination therapies with standard of care for breast cancer. As the treatment of advanced melanoma has undergone and continues to undergo a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, the Company is pursuing intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer, and will pause further development of Ad-RTS-IL-12 + veledimex in melanoma with intratumoral injection. Through current strategic initiatives, the Company expects to utilize RTS-IL-12 + veledimex in cell based immunotherapy of melanoma and other cancers. The Company plans to initiate a Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the first half of 2015.

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

Earlier Stage Programs. At the October 2013 AARC-NCI-EORTC we also presented results showing systemic expression of three distinct immune effectors from a single RTS® regulated multigenic construct in mice, in vitro data demonstrating the potential use of MSCs for tumor-targeted delivery of single or multiple RTS® regulated cancer immunotherapies, and data demonstrating functional single chain variable fragment-Fc fusion proteins as an alternate approach to monoclonal antibodies which are more amenable for multigenic therapies. We are also actively pursuing several other synthetic biology approaches, including additional gene delivery and multigenic approaches in our discovery pipeline to address unmet medical needs in cancer that are expected to result in multiple INDs through 2015.

Small Molecule Programs

Palifosfamide, ZIO-201. The small molecule palifosfamide, or isophosphoramide mustard, is a proprietary active metabolite of the pro-drug ifosfamide. Because palifosfamide is the stabilized active metabolite of ifosfamide and a distinct pharmaceutical composition without the acrolein or chloroacetaldehyde metabolites we believe that the administration of palifosfamide may be an effective and well-tolerated agent to treat cancer. In addition to anticipated lower toxicity, palifosfamide may have other advantages over ifosfamide and cyclophosphamide. Palifosfamide cross-links DNA differently than the active metabolite of cyclophosphamide, resulting in a different activity profile. We are seeking transactions with third parties for the possible out-license of palifosfamide.

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

Based on the outcome of PICASSO 3 in soft tissue sarcoma and the resulting revision in the Company’s development plans for palifosfamide, enrollment in this study was suspended with 188 patients enrolled. The analysis of overall survival events in MATISSE will be submitted for presentation at a scientific forum during the first half of 2015.

Darinaparsin, ZIO-101. Darinaparsin is an anti-mitochondrial (organic arsenic) compound (covered by issued patents and pending patent applications in the United States and in foreign countries). Phase 1 testing of the intravenous, or IV, form of darinaparsin in solid tumors and hematological cancers was completed. We reported clinical activity and a safety profile from these studies as predicted by preclinical results. We subsequently completed Phase 2 studies in advanced myeloma, primary liver cancer and in certain other hematological cancers. At the May 2009 annual meeting of ASCO, we reported favorable results from the IV trial in lymphoma, particularly peripheral T-cell lymphoma, or PTCL. A Phase 1 trial in solid tumors with an oral form of darinaparsin has completed enrollment. We have obtained Orphan Drug Designation for darinaparsin in the United States and Europe for the treatment of PTCL and have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia (see Note 8 in the accompanying unaudited financial statements).

Current Plans

Our current plans involve using our principal internal financial resources to develop the synthetic biology program, with the intention of ultimately partnering or otherwise raising additional capital to support further development activities for our strategic product candidates. As of September 30, 2014, we had approximately $46.1 million of cash and cash equivalents. Based upon our current plans, we anticipate that our cash resources will be sufficient to fund our operations into the fourth quarter of 2015. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this report and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Financial Overview

Overview of Results of Operations

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Revenue. Revenue during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

Collaboration revenue	$633	$200	$433	217%	$1,033	$600	$433	72%

Revenue for the three and nine months ended September 30, 2014 increased in comparison to the three and nine months ended September 30, 2013. In connection with our March 7, 2011 collaboration agreement with Solasia Pharma K.K., we received $5.0 million in research and development funding which was being earned over the period of effort, originally estimated to be 75 months. In July 2014, we entered into an amended and restated License and Collaboration Agreement with Solasia (see Note 8 to the accompanying unaudited financial statements), resulting in the Company no longer being obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement which are not separable from the agreement and have no stand-alone value. As a result, the Company has determined that the estimated period for amortizing the upfront payment is now 6 months at September 30, 2014. Accordingly, the Company has recorded $1 million in revenue during the nine months ended September 30, 2014 while the remaining deferred revenue balance of $1.7 million at September 30, 2014 has been classified as current.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

Research and development	$9,733	$6,247	$3,486	56%	$24,621	$40,133	$(15,512)	(39%)

Research and development expenses for the three months ended September 30, 2014 increased by $3.5 million when compared to the three months ended September 30, 2013. The increase is due to $1.5 million in discovery activities, $1.4 million of nonclinical activities, and $0.6 million of clinical activities, all related to our synthetic biology program.

Research and development expenses for the nine months ended September 30, 2014 decreased by $15.5 million when compared to the nine months ended September 30, 2013. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended September 30, 2013, completed a workforce reduction plan to reduce costs (see Note 4 in the accompanying unaudited financial statements). This resulted in lower costs of $3.1 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower costs related to the Phase 3 palifosfamide study in soft tissue sarcoma (“STS”) of $11.0 million, lower other clinical costs of $1.2 million, lower employee-related costs of $1.5 million and lower manufacturing costs of $5.4 million. The decrease was offset by an increase of $4.2 million in discovery activities, $2.3 million in nonclinical activities, and $0.2 million of other costs all related to our synthetic biology program.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

General and administrative	$2,842	$3,068	$(226)	(7%)	$9,315	$11,459	$(2,144)	(19%)

General and administrative expenses for the three months ended September 30, 2014 decreased by $0.2 million when compared to the three months ended September 30, 2013. The decrease was primarily due to lower non-employee contracted costs.

General and administrative expenses for the nine months ended September 30, 2014 decreased by $2.1 million when compared to the nine months ended September 30, 2013. The decrease was primarily due to lower employee-related costs of $0.9 million as a result of our workforce reduction plan (see Note 4 in the accompanying unaudited financial statements) and $1.2 million in non-employee contracted costs.

Other income (expense). Other income (expense) for three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change
($ in thousands)

Other income, net	$2	$(191)	$193	(101%)	$(6)	$(190)	$184	(97%)
Change in fair value of warrants	5,847	(7,407)	13,254	179%	11,529	2,979	8,550	287%

Total	$5,849	$(7,598)	$13,447		$11,523	$2,789	$8,734

The increase in other income (expense) from the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $5.8 million for the three months ended September 30, 2014 as compared to a loss of $7.4 million for the three months ended September 30, 2013. The change in liability-classified warrants is primarily attributable to decreases in our stock price, remaining term and volatility.

The decrease in other income (expense) from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $11.5 million for the nine months ended September 30, 2014 as compared to a gain of $3.0 million for the nine months ended September 30, 2013. The change in liability-classified warrants is primarily attributable to decreases in our stock price, remaining term and volatility.

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $46.1 million in cash and cash equivalents, compared to $68.2 million in cash and cash equivalents as of December 31, 2013. We anticipate that our cash resources will be sufficient to fund our operations into the fourth quarter of 2015. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

In December 2014, approximately 8.2 million warrants to purchase shares of our common stock at $3.93 per share will expire. If fully exercised, the warrants would result in net cash proceeds of up to approximately $32.3 million.

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
($ in thousands)
Net cash provided by (used in):
Operating activities	$(26,780)	$(50,464)
Investing activities	(193)	(118)
Financing activities	4,891	907

Net increase (decrease) in cash and cash equivalents	$(22,082)	$(49,675)

Net cash used in operating activities was $26.8 million for the nine months ended September 30, 2014 compared to $50.5 million for the nine months ended September 30, 2013. The $23.7 million decrease in cash used was primarily due to a decrease in research and development expenses, in conjunction with our restructuring efforts (see note 4 to the accompanying unaudited financial statements).

Net cash used in investing activities was $193 thousand for the nine months ended September 30, 2014 compared to $118 thousand for the nine months ended September 30, 2013. The change was due to increased spending on property, plant, and equipment.

Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2014 compared to $0.9 million for the nine months ended September 30, 2013. The change is primarily attributable to an increase in proceeds from warrant exercises.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2014, our accumulated deficit was approximately $362.2 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of September 30, 2014 was $36.2 million, consisting of $47.8 million in current assets and $11.7 million in current liabilities. Working capital as of December 31, 2013 was $62.5 million, consisting of $70.3 million in current assets and $7.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years

Operating leases	$3,462	$1,227	$1,683	$552	$—
Royalty and license fees	2,125	1,275	550	300	—
Contract milestone / installment payments	231	231	—	—	—

Total	$5,818	$2,733	$2,233	$852	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our royalty agreements with Southern Research Institute, requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. As part of the amended and restated License and Collaboration agreement with Solasia (see Note 8 to the accompanying unaudited financial statements), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of four separate $250 thousand payments on November 3, 2014-2017. The timing of the remaining contract milestone payments to Novella are dependent upon factors that are beyond our control, including our ability to recruit patients, the outcome of future clinical trials and any requirements imposed on our clinical trials by regulatory agencies. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of September 30, 2014. On July 16, 2012, we decided to close our Germanton, Maryland office. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation. Included in the above table are obligations for the subleased portion of our Boston and New York offices as noted below and in Note 8 to the financial statements. We expect to receive a total of $118 thousand in the next year and $108 thousand in the next 2-3 years from our subtenant in the Boston office. We also expect to receive a total of $334 thousand in the next year, $612 thousand in the next 2-3 years, and $361 thousand in the next 4-5 years from our subtenant in the New York office.

Off-balance sheet arrangements

During the nine months ended September 30, 2014 and 2013, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2014.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2014, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2014, we had a net loss of $21.4 million, and, as of September 30, 2014, we have incurred approximately $362.2 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	Work with regulatory authorities to identify and address program related inquiries;

•	Implement additional internal systems and infrastructure; and

•	Hire additional personnel.

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of synthetic biology programs, further progress with the development of our other candidates may be significantly delayed and may depend on the licensing of those compounds to third parties.

We anticipate that our cash resources will be sufficient to fund our operations into the fourth quarter of 2015 and we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of September 30, 2014, we had incurred approximately $362.2 million of cumulative net losses and had approximately $46.1 million of cash and cash equivalents. We anticipate that our cash resources will be sufficient to fund our operations into the fourth quarter of 2015. Following negative results in our PICASSO 3 pivotal trial in first-line metastatic soft tissue sarcoma, or STS, in April 2013, we implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. In addition, changes may occur that would consume our existing capital prior to the fourth quarter of 2015, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide. Also our estimates include the advancement of our synthetic biology product candidates in the clinic under our Channel Agreement with Intrexon, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

As of September 30, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 19.1% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we issued 1,991,409 shares of common stock upon the exercise of outstanding warrants, referred to as the 2009 Warrants, for aggregate proceeds of $3.7 million. The 2009 Warrants were part of a series of warrants issued to certain investors and placement agents as part of a private placement transaction that closed on September 15, 2009. The 2009 Warrants expired in accordance with their terms on September 15, 2014. The 2009 Warrants had an exercise price of $2.04 per share, and included a “cashless” exercise feature exercisable by the holders thereof in certain circumstances.

For the issuances of common stock upon exercise of the 2009 Warrants, the Company is relying on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the shares of common stock upon exercise of the 2009 Warrants did not involve a public offering as each investor was “accredited” and no general solicitation has been involved in the offer and sale of the shares

The proceeds received by us upon exercise of the 2009 Warrants will be used for working capital and general business purposes.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2014, we purchased 30,631 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2014	16,031	$4.37
February 1 to 28, 2014	14,600	$4.40
March 1 to 31, 2014	—	$—
April 1 to 30, 2014	—	$—
May 1 to 31, 2014	—	$—
June 1 to 30, 2014	—	$—
July 1 to 31, 2014	—	$—
August 1 to 31, 2014	—	$—
September 1 to 30, 2014	—	$—

Total	30,631

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
Dated: October 30, 2014

/s/ Kevin G. Lafond
Kevin G. Lafond
Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: October 30, 2014

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