Form 10-K
period 2014-12-31
ZIOPHARM ONCOLOGY INC
filed 2015-02-26
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $327,143,169 as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 81,176,965 shares of common stock held by non-affiliates and on a closing price of $4.03 as reported on the NASDAQ Capital Market on June 30, 2014.

As of February 10, 2015, there were 114,694,324 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2015 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc. (a development stage enterprise)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I

Item 1. Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic biology. Pursuant to an exclusive channel collaboration agreement (or “ECC”) with Intrexon Corporation, or Intrexon, we obtained rights to Intrexon’s synthetic biology platform for use in the field of oncology, which included a clinical stage product candidate, Ad-RTS-IL-12 used with the oral activator veledimex. The synthetic biology platform is an industrialized engineering approach for molecular and cell biology and gene control. It employs an inducible gene-delivery system that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer; data from these Phase 2 studies was presented in December 2014. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in breast cancer and brain cancer.

In addition to our synthetic biology programs, Intrexon (and we, through our ECC agreement with Intrexon) recently obtained an exclusive, worldwide license to certain immuno-oncology technologies owned and licensed by The University of Texas M.D. Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer, or NK cells and T cell receptors, or TCRs. Combining these technologies with Intrexon’s technology suite and clinically tested RheoSwitch Therapeutic System®, or RTS®, IL-12 modules, we plan to develop CAR-T and other immune cells that will target and kill cancer cells. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

Enabling Technology

Synthetic biology entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. Synthetic biology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Synthetic biology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug.

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon, which we refer to as the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s synthetic biology platform with our capabilities to translate science to the patient. As a result, our DNA synthetic biology platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off (and on and off repeatedly) the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS® platform. Our initial drug candidate being developed using the synthetic biology platform is Ad-RTS-IL-12 + veledimex.

More detailed descriptions of our clinical development for each are set forth in this report under the caption “Prospectus supplement summary – Product candidates.”

Immuno-oncology

Immuno-oncology, which utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells contain mutated proteins and may overexpress other proteins usually found in the body at low levels. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in a highly efficient process known as immune surveillance. A central player in immune surveillance is a type of white blood cell known as the T cell. In healthy individuals, T cells identify and kill infected or abnormal cells, including cancer cells. Cancer cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence. In the last five years, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system.

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can rapidly and efficiently reprogram T cells to express a particular CAR or TCR construct that will enable the T cell to recognize and target cancer cells. CAR-T cells target cell surface tumor antigens, such as CD-19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR+ cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens. Natural killer cells target tumors with loss of HLAs, or tumors with no antigens. Most CAR-T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own blood, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where it is modified using a retrovirus to express the CAR or TCR, and then shipped back to be infused into the patient. The process can take several weeks to a month and is very labor intensive and costly. Currently, this complex technique can only be done in very sophisticated laboratories. We believe we will be able to manufacture our CAR-T cells and TCRs using non-viral methods, which we expect will enable a simpler process requiring only days or hours and result in a lower cost of manufacturing. Our non-viral methods could also potentially enable autologous point of care treatment, where a patient’s own T cells would be modified at or near the point of care, for example, utilizing a local blood bank, to express the CAR-T or TCR construct and then infused back into the patient, potentially during the same visit. In addition, we intend to use our non-viral methods to develop allogeneic treatments that can be used off-the-shelf. An allogeneic off-the-shelf treatment would enable a patient to be treated with a CAR-T or TCR construct that is created from a separate healthy donor, personalized for that patient, and then distributed to the point of care. Our non-viral methods, which we believe are nimble, fast and less costly than other approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RheoSwitch Therapeutic System® may give us the ability to control in vivo gene expression (on-off-on-off etc.) in CAR-T or TCR cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

According to the American Cancer Society, it was estimated that about 1,658,370 new cases of cancer are expected to be diagnosed in 2015 and about 589,430 Americans are expected to die from cancer in 2015. The cost of treating cancer is significant. The Agency for Healthcare Research and Quality estimates that the direct medical cost of cancer in 2011 was $88.7 billion.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, chemotherapy and immunotherapy. Newer approaches such as anti-angiogenic and targeted therapies are rapidly evolving. Other treatment for cancer may involve supportive care. While there are many experimental treatments under investigation, including DNA and other immunological based therapies, we believe cancer treatment will remain a significant unmet medical need.

Product Candidates

The following chart identifies our current synthetic biology product candidates and their stage of development, each of which are described in more detail below.

Synthetic Biology Programs:

Ad-RTS-IL-12 + veledimex

Ad-RTS-IL-12 + veledimex has been evaluated in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. Ad-RTS-IL-12 + veledimex is our lead product candidate, which uses our gene delivery system to produce IL-12, a potent, naturally occurring anti-cancer protein.

More specifically, IL-12 is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. Intratumoral administration of Ad-RTS-IL-12 + veledimex, which allows for adjustment of IL-12 gene expression upon varying the dose of veledimex, is designed to reduce the toxicity elicited by systemic delivery of IL-12, and increase efficacy through high intratumoral expression.

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma (brain cancer) in animal models through the use of the RTS® at the October 2013 AACR-NCI-EORTC conference. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health, or the RAC/NIH, for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas. The U.S Food and Drug Administration, or FDA, has requested additional nonclinical information to support the Phase 1 study and this data has been generated. Subject to reaching agreement with the FDA, we anticipate initiation of the Phase 1 study during the first half of 2015. Glioblastoma is by far the most frequent malignant brain tumor and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based on surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival resulting in a very high unmet medical need.

At the American Association for Cancer Research, or AACR, 2014 Annual Meeting, in April 2014, we presented data from a preclinical study conducted jointly by us and Intrexon demonstrating the anti-tumor effects and tolerability of Ad-RTS-mIL-12 in a glioblastoma murine model. Veledimex was found to effectively cross the blood brain barrier, with dose-related increases in plasma and brain tissue exposure, and no accumulation in brain tissue following repeat dosing. The study data demonstrated that administration of Ad-RTS-mIL-12 + veledimex resulted in dose-related increases in survival of four- to five-fold, without exhibiting an adverse safety profile, when compared to median survival in vehicle control groups.

At the 17th Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, in May 2014, we presented results demonstrating the potent anti-tumor and anti-cancer stem cell effects of Ad-RTS-IL-12 in a preclinical glioma model. Results from human and laboratory studies of Ad-RTS-IL-12 demonstrated that precise control of IL-12 gene expression levels can be achieved using Intrexon’s RTS®. Rapid, tight modulation of in vivo expression of IL-12 using the activator ligand, veledimex, was demonstrated across these studies. When IL-12 expression was “switched on” it rapidly led to expression and an immune response. This immune response was characterized by an increase in tumor infiltrating lymphocytes with system wide immune activation. The data presented in May 2014 further demonstrated that Ad-RTS-IL-12 has potent anti-cancer effects in a glioma model, showing both a reduction in tumor mass and prolonged survival when compared to existing treatment standards. The data also showed a significant reduction in cancer stem cells, as measured by dramatically reduced nestin levels. Cancer stem cells are thought to play a critical role in recurrence and metastasis.

At the AACR 2014 Immunology and Immunotherapy Meeting in December 2014, together with Intrexon, we presented clinical results from the Ad-RTS-hIL-12 + veledimex studies in patients with advanced breast cancer and melanoma demonstrating local and systemic IL-12-mediated anti-cancer activity, as well as safety and control of both immune- and IL-12-mediated toxicity with use of the RTS® gene switch. In two open-label Phase 2 clinical studies, twelve patients with metastatic advanced stage breast cancer and twenty-six patients with metastatic melanoma were administered Ad-RTS-hIL-12. Following intra-tumoral injection of Ad-RTS-hIL-12, expression of IL-12 within patients was controlled by the RTS® gene switch using the oral activator ligand, veledimex, at doses ranging from 5mg to 160mg. All subjects had heavy tumor burden and disease progression at the time of enrollment, with mean number of prior therapies at 14 and 10 for breast cancer and melanoma patients, respectively. Treatment with Ad-RTS-hIL-12 + veledimex resulted in an increase in the immune cytokine IL-12 and downstream cytokines, IFN- g, IP-10 and IL-10, resulting in a significant increase in the number of CD8+ T-cells. Among seven evaluable subjects in the Phase 2 clinical study of Ad-RTS-IL-12 + veledimex in patients with recurrent or metastatic breast cancer, three had stable disease, including one triple negative breast cancer subject who crossed the primary endpoint of 16 week progression free survival, for a disease control rate (stable disease or better) of 43%. Target lesions and tumor burden were significantly reduced in approximately 40% of patients. In the Phase 1/2 study of Ad-RTS-hIL-12 + veledimex in subjects with unresectable stage III/IV melanoma, of eighteen evaluable subjects, one had a partial response and six had stable disease, for a disease control rate of 39%. In melanoma patients for whom a response was observed, there was evidence of local and systemic anti-cancer activity. The adverse event profile of Ad-RTS-hIL-12 + veledimex in both melanoma and breast cancer was predictable, reversible and characteristic of immune activation. The most common ≥ Grade 3 treatment emergent adverse events, or TEAEs, in breast cancer and melanoma included neutropenia and electrolyte abnormalities (21%) each, LFTs increased (16%), leukopenia (13%) and pyrexia, hypotension, lymphopenia, anemia, and cytokine release syndrome (11%) each. Importantly, all TEAEs and SAEs ≥ Grade 3 reversed rapidly upon discontinuation of veledimex oral dosing.

Also at the AACR 2014 Immunology and Immunotherapy Meeting in December 2014, together with Intrexon, we presented preclinical data supporting the potential for cytolytic activity against solid tumor targets with allogeneic, genetically-modified stem cells enabled for controlled release of cell-linking moieties, or CLMs, within the tumor micro-environment and preclinical data describing the development of a novel, high-throughput screening technology for rapidly identifying bi-specific antibodies capable of inducing targeted immunologic activity through the activation of T-cells or other immune cells against tumors. CLMs are small bi-specific antibody fragments capable of directing potent T-cell mediated tumor lysis by bridging the immunologic synapses of T-cells and surface targets on tumor cells. Previous studies have shown that the systemic distribution and pharmacokinetic profile of bi-specific antibodies limit their utility for many target/effector combinations. In two preclinical studies, Intrexon and Ziopharm researchers interrogated a large number of CLM-based effectors for their ability to activate white blood cells from peripheral blood and lyse receptor target-positive tumor cells. Allogeneic, tumor targeting stem cells were then genetically modified to express CLMs within the tumor microenvironment using the RTS® platform as a mechanism for providing spatial and temporal control. The first study demonstrated the ability of Intrexon’s proprietary image-based screening systems and rapid DNA assembly to screen a large number of EGFR and HER2 receptor-targeted CLM variants for their ability to recruit CD3+ T-cells and mediate selective cell killing against target positive cells in peripheral blood co-cultures. The image-based screening platform allowed for real time target cell killing information to be obtained, as well as kinetic cell morphologic analyses to understand the dynamics of killing activity, thereby shortening the developmental timeline to lead candidate selection. The second study validated these CLM candidates in scalable, allogeneic endometrial regenerative cells, or ERCs, genetically modified to express an anti-CD3-anti-EGFR CLM under RTS® ligand inducible control. Expression of CLMs under the RTS® inducible promoter provided effective control of CLM secretion and modulation of killing activity, with veledimex-dependent cytotoxicity of greater than 80% against an EGFR+ KRAS mutant lung cancer cell model. CLM-expressing ERCs were found to be effective in co-culture killing assays at cellular doses as low as 1% of target cells. These data supported the feasibility of localized cytolytic activity of CLM-secreting allogeneic cell therapy products against EGFR+ KRAS mutant solid tumor malignancies.

We have completed the Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. Additionally, we expect a future trial with IL-12 in combination therapies with standard of care for breast cancer. As the treatment of advanced melanoma has undergone and continues to undergo a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, we are pursuing intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer, and will pause further development of Ad-RTS-IL-12 + veledimex in melanoma with intratumoral injection. However, through current strategic initiatives, we expect to utilize RTS-IL-12 + veledimex in cell based immunotherapy of melanoma and other cancers. We plan to initiate a Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the first half of 2015.

CAR-T Cells

We are actively pursuing non-viral, genetic engineering technologies to develop novel CAR-T, NK and TCR cells. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS IL-12 modules, represents a differentiated approach to genetically modified CAR-T cell and other immune cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation non-viral adoptive cellular therapies based on designer cytokines and CARs under control of RTS® technology targeting both hematologic malignancies and solid tumors. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

Research suggests that T cells can be re-programmed to have a very strong anti-cancer therapeutic effect through the expression of CARs to redirect specificity to tumors without HLA restrictions. The signature event within this field has resulted from the infusion of T cells expressing CARs into patients with B cells leukemias and lymphomas. Many of these patients have responded to these new therapies with a durable and dramatic anti-tumor effect after infusing CD19-specific T cells. Despite the highly promising results that have been demonstrated by early researchers in the field, current technologies and approaches have shown a number of serious drawbacks, including toxicity, manufacturing complexity and expense. A particular problem is that infusions of T cells into patients with large amounts of disease have invariably led to significant issues of toxicity for recipient patients. These toxicities primarily involve three major, potentially catastrophic side-effects:

•	The rapid killing of tumor cells releases a large number intracellular constituents that are very toxic to various organs and is called “tumor lysis syndrome” that can be fatal,

•	the supra-physiologic release of cytokines (“cytokine storm”) that causes fever, instability of blood pressure, mental status changes and on occasion, death, and

•	on-target, and off-tissue toxicity represented by the concomitant damage of normal B cells and loss of humoral (antibody) immunity.

We expect to be able to tightly control expansion and activation of CAR-T cells in the body, which has the potential to alleviate or abrogate these toxicities.

MD Anderson’s platform, which uses the exclusive Sleeping Beauty system, or SB system, generates and characterizes new CAR-T designs, which enables a high throughput approach to evaluate the CAR-T. This “EZ-CAR-T” non-viral system is used to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR-T molecules are evaluated in a “go/no go” system based on serial killing and protection of T cells from activation-induced cell death. Non-viral gene transfer using the SB system is unique in the field of oncology. Examples of cell engineering techniques that we expect to employ with the SB system are induced pluripotent stem cell (iPSC) processing technologies combined with Laser-enabled Analysis and Processing, or LEAP®, which consists of computerized image-based selection and laser processing for very rapid cell identification and purification as well as AttSite® Recombinases, which involves stable, targeted gene integration and expression with proprietary serine recombinases. We believe the advanced DNA vectors derived from SB can be used to avoid the expense and manufacturing difficulty associated with creating CAR-T cells using viral vectors. After electroporation, the transposon/transposase improves the efficiency of integration of plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on activating and propagating cells, or AaPC, provide a competitive advantage over other non-viral methods of modification. The SB system combined with artificial antigen-presenting cells can selectively propagate and thus retrieve CAR+ T cells suitable for human application. T cells can also be genetically modified using these technologies to target a panel (several) cancer antigen targets. We are on the verge of implementing technology to manufacture “minimally-manipulated” T cells within days of gene transfer by electroporation.

We expect this platform will rapidly integrate with Intrexon’s RTS® and multigenic control gene programs. The programs are also designed and built for rapid transition to universal donor products or minimally manipulated point of care products. Dr. Laurence Cooper and colleagues at MD Anderson recently published research which demonstrated that transformed, primary, and pluripotent stem cells can be permanently modified to eliminate HLA-A expression, demonstrating how to generate a priori cells from one allogeneic donor for infusion into multiple recipients representing a significant step towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The primary factor limiting the development of a universal donor product is the existence of graft-vs-host response, or GVHD. GVHD occurs because the newly transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body. Additional research from Dr. Cooper and colleagues at MD Anderson suggests that “universal” allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CD19-specific CAR+ T cells to eliminate expression of the endogenous aß TCR, the gene responsible for triggering GVHD, without compromising CAR-dependent effector functions. Genetically modified T cells are generated using the SB system to stably introduce the CD19-specific CAR with subsequent permanent deletion of a or ß TCR chains with nucleases. The translation of the SB system and AaPC for use in clinical trials highlights how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential. We are expanding our initial trials targeting CD19 and planning to conduct additional trials with re-designed CAR-Ts expanding beyond CD19+ tumor cells.

Anticipated Milestones

We expect the following milestones to occur in 2015 and 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Early data is expected in the fourth quarter of 2015 for our Phase 1/2 study in Breast Cancer with standard of care.

•	Early data is expected in the fourth quarter of 2015 for our Phase 1 study of Glioblastoma multiforme (GBM).

•	CAR-T programs:

•	We expect to initiate two Phase 1 studies of next-generation CD19 CARs in the second quarter of 2015.

•	We expect to initiate a Phase 1 study of next-generation CAR with an inducible cytokine in the fourth quarter of 2015.

•	We expect to initiate a novel CAR for myeloid malignancies in the fourth quarter of 2015.

•	We expect to receive interim data on two Phase 1 CARs studies in advanced leukemia and lymphomas in the fourth quarter of 2015.

•	We expect to initiate other leukemia and solid tumor CAR-T cell studies in 2016.

•	We expect to initiate allogeneic, off-the-shelf T-cell studies in 2016.

Data from all programs is expected in 2015 and 2016. We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon. In addition, we may seek to enhance our pipeline in synthetic biology through focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities. We are actively seeking to out-license some or all of our small molecule programs to further support our synthetic biology efforts.

Small Molecule Programs

In addition to our synthetic biology programs discussed above, we have certain rights to three small molecule programs, palifosfamide (or isophosphoramide mustard), darinaparsin and indibulin, all of which we are no longer actively pursuing. With respect to palifosfamide, in March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. In addition, we recently received the overall survival endpoint data from our study of palifosfamide in combination with carboplatin and etoposide chemotherapy versus carboplatin and etoposide alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. This data will be submitted for presentation at a scientific forum during the first half of 2015.

We are seeking transactions with third parties for the possible out-license of palifosfamide. With respect to darinaparsin, we have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. During 2014, we determined to no longer pursue clinical development of indibulin.

Development plans

As of December 31, 2014, we have approximately $42.8 million of cash and cash equivalents. Taking into account our receipt of approximately $94.6 million in net proceeds from our February 2015 public offering of common stock, and given our development plans, we anticipate cash resources will be sufficient to fund our operations into the first quarter of 2017. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this form 10-K and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. In particular, pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Intrexon, agreed to enter into a research and development agreement pursuant to which we will provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15 and $20 million per year. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson and Intrexon to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items. Further, in light of our entry into the MD Anderson License, we expect to establish operations in Houston, Texas that will enable us to join and collaborate with the MD Anderson academic and medical community, which may require that we add headcount in the future, and which could add to our general and administrative expenses going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the technology licensed from MD Anderson and our obligations under the MD Anderson License, the MD Anderson License was entered into on January 13, 2015 and is only beginning to be implemented, therefore the actual costs associated therewith may be significantly in excess of forecasted amounts.

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

License Agreement—The University of Texas M. D. Anderson Cancer Center

On January 13, 2015, we, together with Intrexon, entered into a license agreement, or the License, with MD Anderson. Pursuant to the License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the License, MD Anderson will receive, within sixty days of the date of the License, consideration of $50 million in shares of our common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. We and Intrexon also agreed to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.

In addition, pursuant to the License, MD Anderson has agreed to transfer to us certain existing research programs described in the License and to grant to Intrexon and us certain additional technology rights related thereto. In connection with such transfer, the terms of the License also require us and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which we will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement is required to be made by us within 60 days of the date of the License.

The term of the License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term, we and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the License and subject to a 90 day cure period, MD Anderson will have the right to convert the License into a non-exclusive license if we and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the License and subject to a 180 day cure period, MD Anderson will have the right to terminate the License with respect to specific technology(ies) funded by the government or subject to a third party contract if we and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30 day cure period, MD Anderson has the right to terminate the License if we and Intrexon fail to timely deliver the shares due in consideration for the License. MD Anderson may also terminate the agreement with written notice upon material breach by us and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the License will terminate upon the occurrence of certain insolvency events for both us and Intrexon and may be terminated by the mutual written agreement of us, Intrexon and MD Anderson.

On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, we and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson will receive consideration of $7.5 million in shares of the our common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the our and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares will be issued to MD Anderson within sixty days of the date of the License pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

In connection with the entry into the License, on January 13, 2015, we entered into a Securities Issuance Agreement with MD Anderson, or the License Shares Securities Issuance Agreement, pursuant to which we agreed to issue and sell the License Shares to MD Anderson in consideration for the License. The closing of the issuance and sale of the License Shares under the License Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.

In connection with the entry into the Letter Agreement, on January 13, 2015, we entered into a Securities Issuance Agreement with MD Anderson, or the Incentive Shares Securities Issuance Agreement, pursuant to which we agreed to issue and sell the Incentive Shares to MD Anderson in consideration for the execution and delivery of the License on or prior to the Accelerated Closing Deadline in connection with the Letter Agreement.

The closing of the issuance and sale of the Incentive Shares under the Incentive Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.

Also in connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, we and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which we agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of our common stock held by MD Anderson on the date that the Registration Statement is filed, within 15 days of the closing under the License Shares Securities Issuance Agreement. Under the Registration Rights Agreement, we are obligated to use our reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable after filing and in no event later than 120 days of the closing under the License Shares Securities Issuance Agreement and to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. Additionally, the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share, of which 13,808 options are still outstanding. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement have been reached or expensed since 2010.

License Agreement with Southern Research Institute

On December 22, 2004, the Company entered into an Option Agreement with the Southern Research Institute, or SRI, pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs. On February 5, 2007, the Company exercised its option and entered into the exclusive license agreement. Under the license agreement, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2014, 2013, and 2012. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

The Company issued options to purchase 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. However, if the Company sublicenses its rights prior to the commencement of a pivotal study i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable NDA, the Licensors will be entitled to receive a share of the payments received by the Company in exchange for the sublicense (subject to certain exceptions). The term of the license agreement extends until the expiration of all claims under patents and patent applications associated with the licensed technology, subject to earlier termination in the event of defaults by the Company or the Licensors under the license agreement, or if the Company becomes bankrupt or insolvent. No milestones under the license agreement were reached or expensed during the years ended December 31, 2014, 2013, or 2012.

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

The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014. Management reassessed the period of performance related to the remaining transitional services to be completed under the agreement and determined that the services are now expected to be completed by December 31, 2015. As a result, the Company has determined that the estimated remaining period for delivering the transitional services at September 30, 2014 was 15 months through December 31, 2015. Accordingly, the Company has recorded $1.4 million in revenue during the twelve months ended December 31, 2014 while the remaining deferred revenue balance of $1.4 million at December 31, 2014 has been classified as current.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory.

During each of the years ended December 31, 2014, 2013, and 2012, the installment payments of $250 thousand were met and expensed.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM. The Company expensed $200 thousand during the year ended December 31, 2012 under this agreement. This agreement expired on November 8, 2012.

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand and $180 thousand for the years ended December 31, 2013 and 2014, respectively.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella was entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand.

On August 18, 2014 and November 6, 2014, the Company entered into two amendments of the Master Clinical Research Organization Services Agreement with Novella. The amendment reflects the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. During the year ended December 31, 2014, three clinical milestones were met and expensed totaling $236 thousand.

CRO Services Agreement with MS Clinical Services, LLC.

On July 24, 2014, the Company entered into a Master Clinical Research Organization Services Agreement with MS Clinical Services, LLC., or Medsource, under which Medsource provides CRO services in support of our clinical trials. There are no milestones associated with this agreement.

CRO Services Agreement with PPD Development, L. P.

The Company was party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $3.8 million and $9.2 million respectively. There are no remaining milestones related to this agreement.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $7.3 million and $2.2 million, respectively. There are no remaining milestones related to this agreement.

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

Palifosfamide

The patent estate covering palifosfamide compositions, methods of use, methods of manufacture, formulations, combination therapies and analogs includes seven issued U.S. patents (one of which is scheduled to expire in 2031, one of which is scheduled to expire in 2030, two of which are scheduled to expire in 2029, one of which is scheduled to expire in 2027, one of which is scheduled to expire in 2025, and one of which is scheduled to expire in 2020), four pending U.S. patent applications, sixty-five issued foreign patents in Europe, Canada, Japan and Australia and other countries and thirty-five pending foreign patent applications in Europe, Canada, Japan, Australia and other countries. Some of these patent assets are in-licensed from DEKK-Tec, Inc., some are in-licensed from Southern Research Institute, and some are owned by us.

Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex.

The patent estate licensed to us by Intrexon covering Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex compositions, methods of use, methods of manufacture, and formulations includes over one hundred issued U.S. patents and applications which are scheduled to expire starting in 2018 and include coverage through at least 2031. This portfolio also includes issued and pending foreign patents in Europe, Canada, Japan, Australia and other countries. The term of one or more of the issued patents may be extended due to the regulatory approval process.

Darinaparsin

The patent estate covering darinaparsin compositions, methods of use, methods of manufacture, formulations, polymorphic forms, analogs and combination therapies includes ten issued U.S. patents (two of which are scheduled to expire in 2029, one of which is scheduled to expire in 2027, three of which are scheduled to expire in 2026, one of which is scheduled to expire in 2025 and three of which are scheduled to expire in 2023), three pending U.S. patent applications, forty issued foreign patents in Europe, Japan, Australia and other countries and fifty-one pending foreign patent applications in Europe, Canada, Japan, Australia and other countries. Some of these patent assets are in-licensed from The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System and some have been assigned to Solasia.

CAR-T Cells

We have recently in-licensed from The University of Texas M.D. Anderson Cancer Center a technology portfolio that includes intellectual property directed to certain CAR-T cell technology. Under the terms of the agreement, we have an exclusive license to certain of the intellectual property, a co-exclusive license to certain of the intellectual property technology and a non-exclusive license to certain of the intellectual property technology. Our rights to the The University of Texas M.D. Anderson Cancer Center intellectual property flow to the Company via our agreement with Intrexon.

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

Employees

As of February 10, 2015 we had 27 employees.

Corporate Information

We originally incorporated in Colorado in September 1998 (under the name Net Escapes, Inc.) and later changed our name to “EasyWeb, Inc.” in February 1999. We re-incorporated in Delaware on May 16, 2005 under the same name. On September 13, 2005, we completed a “reverse” acquisition of privately held ZIOPHARM, Inc., a Delaware corporation. To effect this transaction, we caused ZIO Acquisition Corp., our wholly-owned subsidiary, to merge with and into ZIOPHARM, Inc., with ZIOPHARM, Inc. surviving as our wholly owned subsidiary. In accordance with the terms of the merger, the outstanding common stock of ZIOPHARM, Inc. automatically converted into the right to receive an aggregate of approximately 97.3% of our outstanding common stock (after giving effect to the transaction). Following the merger, we caused ZIOPHARM, Inc. to merge with and into us and we changed our name to “ZIOPHARM Oncology, Inc.” Although EasyWeb, Inc. was the legal acquirer in the transaction, we accounted for the transaction as a reverse acquisition under generally accepted accounting principles. As a result, ZIOPHARM, Inc. became the registrant with the Commission and the historical financial statements of ZIOPHARM, Inc. became our historical financial statements.

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

RISKS RELATED TO OUR BUSINESS

Our plans to develop and commercialize, through our License with MD Anderson and Intrexon and our Channel Agreement with Intrexon, nonviral adoptive cellular therapies based on designer cytokines and novel chimeric antigen receptor (CAR) T-cell therapies are new approaches to cancer treatment that present significant challenges in a competitive landscape and the success of our efforts depends in large part on our owned and licensed intellectual property, and our efforts may be affected by litigation and developments in intellectual property law outside of our control.

We intend to employ technologies licensed from MD Anderson pursuant to the MD Anderson License described above in “Summary—Recent developments”, and from Intrexon, pursuant to our existing Channel Agreement with Intrexon, to pursue the development and commercialization of nonviral adoptive cellular therapies based on cytokines and CARs under control of the RTS® technology targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T-cells ex vivo and infusing the engineered T-cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products; and

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors developing alternative CAR T-cell therapies

We cannot be sure that T-cell immunotherapy technologies that we intend to develop in partnership with MD Anderson and Intrexon will yield satisfactory products that are safe and effective, scalable, or profitable.

Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

Our CAR-T product candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, not by us. We plan to assume control of the overall clinical and regulatory development of our CAR-T product candidates, and any failure to obtain, or delays in obtaining, sponsorship of investigational new drug applications, or INDs, or in filing new INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business. Further, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by MD Anderson, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates.

In addition, the results of the limited clinical trials conduct by MD Anderson to date may not be replicated in future clinical trials. Our CAR-T product candidates may fail to show the desired safety and efficacy in clinical development and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR-T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our CAR-T and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our synthetic biology product candidates.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T-cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the CAR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird bio/Celgene/Baylor College of Medicine, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children’s Research Institute, Cellectis/Pfizer and Adaptimmune/GSK. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. Even if we obtain regulatory approval of potential products, we may not be the first to market and that may affect the price or demand for our potential products. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances.

We are dependent on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson and Intrexon. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the applicable license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes, and the technology and processes of Intrexon, MD Anderson and our other licensors, infringe on intellectual property of the licensor that is not subject to the applicable license agreement;

•	our right to sublicense patent and other rights to third parties pursuant to our relationships with our licensors and partners;

•	whether we and/or Intrexon are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License with MD Anderson; and

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson, on acceptable terms, we may be unable to successfully develop and commercialize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize potential products under our applicable licenses could suffer.

There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or U.S. PTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

We will require additional financial resources in order to continue ongoing development of our product candidates; if we are unable to obtain these additional resources, we may be forced to delay or discontinue clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2014, we had a net loss of $31.8 million, and, as of December 31, 2014, we have incurred approximately $372.6 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program related inquiries;

•	Implement additional internal systems and infrastructure;

•	Hire additional personnel;

•	Begin to advance candidates pursuant to the License with MD Anderson; and

•	Commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the License.

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of synthetic biology, further progress with the development of our other candidates may be significantly delayed and may depend on the licensing of those compounds to third parties.

As of December 31, 2014, we have approximately $42.8 million of cash and cash equivalents. Taking into account our receipt of approximately $94.6 million in net proceeds from our February 2015 public offering of common stock, and given our development plans, we anticipate cash resources will be sufficient to fund our operations into the first quarter of 2017. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of December 31, 2014, we had incurred approximately $372.6 million of cumulative net losses and had approximately $42.8 million of cash and cash equivalents. Taking into account our receipt of approximately $94.6 million in net proceeds from our February 2015 public offering of common stock, and given our development plans, we anticipate cash resources will be sufficient to fund our operations into the first quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide. Also our estimates include the advancement of our synthetic biology product candidates in the clinic under our Channel Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial start up and process itself is also time-consuming and results are inherently uncertain. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to delay the start of, abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, despite positive findings in earlier clinical trials, our product candidate palifosfamide failed to meet the primary endpoint of the Phase 3 PICASSO 3 trial. In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug, or IND, submission or in the conduct of these trials.

‘See also “Risk Factors— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to file an NDA or BLA, with the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on the development and commercialization of genetically altered products. Further, there is a risk that our product candidates could cause adverse health effects or other adverse events, which could also lead to negative publicity.

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

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The synthetic biology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. The Company is continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s synthetic biology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The synthetic biology platform, in which we have acquired rights for cancer indications from Intrexon, includes two existing product candidates, Ad-RTS-IL-12+ veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our April 2013 workforce reduction plan, we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the Intrexon products, the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We may not be able to retain the exclusive rights licensed to us by Intrexon Corporation to develop and commercialize products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer.

Under the Channel Agreement, we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12+ veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we refer to collectively as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent. Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products.

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

We will incur additional expenses in connection with our License Agreement with The University of Texas M.D. Anderson Cancer Center

Pursuant to the MD Anderson License with MD Anderson, we, together with Intrexon, obtained an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell, T-NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. Pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Intrexon, agreed to enter into a research and development agreement pursuant to which we will provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15 and $20 million per year. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson and Intrexon to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items.

In addition, in light of our entry into the MD Anderson License with MD Anderson, we expect to build a base of operations in Houston, Texas to join and collaborate with the MD Anderson academic and medical community, which may require that we add headcount in the future, and which could add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the technology licensed from MD Anderson and our obligations under the MD Anderson License, the MD Anderson License was entered into on January 13, 2015 and is only beginning to be implemented, therefore the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to our relationship with MD Anderson, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, the final terms and conditions of the research and development agreement contemplated by the MD Anderson License, costs associated with opening a new operational facility in Houston, Texas, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We may not be able to retain the rights licensed to us and Intrexon by The University of Texas M.D. Anderson Cancer Center to technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies and other related technologies.

Under the MD Anderson License, we, together with Intrexon, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell, T-NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. When combined with Intrexon’s technology suite and ZIOPHARM’s clinically tested RheoSwitch Therapeutic System® interleukin-12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR-T cell and other immune cells by tightly controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

After 10 years from the date of the MD Anderson License and subject to a 90 day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if we and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third party contract if we and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30-day cure period, MD Anderson has the right to terminate the MD Anderson License if we and Intrexon fail to timely deliver the shares due in consideration for the MD Anderson License. MD Anderson may also terminate the agreement with written notice upon material breach by us or Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both us or Intrexon and may be terminated by the mutual written agreement of us, Intrexon and MD Anderson.

There can be no assurance that we will be able to successfully perform under the MD Anderson License and if the MD Anderson License is terminated it may prevent us from achieving our business objectives.

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

We are highly dependent on Dr. Jonathan Lewis, our Chief Executive Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Mr. Belbel’s employment is governed by a written employment agreement, while our previously effective written employment agreement with Dr. Lewis expired in accordance with its terms in January 2015. Dr. Lewis and Mr. Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Lewis and Mr. Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates. The FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have recently focused our product research and development efforts on our synthetic biology product candidates under our Channel Agreement with Intrexon. These products, including Ad-RTS-IL-12+ veledimex, are based on gene therapy technology. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our synthetic biology platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our synthetic biology product candidates on a timely or profitable basis, if at all.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review. For example, our planned Phase 1 clinical trial of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas (brain cancer) received approval from the NIH RAC in December 2013, but the FDA requested additional nonclinical information prior to permitting clinical study initiation, which we are currently generating. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. However, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code, respectively. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carry forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past and there can be no assurance that we have not experienced additional ownership changes, or that we will not experience an ownership change as a result of this offering. As a result, our NOLs and R&D credits may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs or R&D credits were freely usable.

Our synthetic biology product candidates may face competition in the future from follow-on biologics.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of follow-on biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” with an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. This data exclusivity does not prevent another company from developing a product that is highly similar to the original branded product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

In his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

The new law is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact is subject to uncertainty, and could have a material adverse effect on the future commercial prospects for our biological products. Since enactment of the BCPIA, the FDA has issued several draft guidance documents discussing the biosimilar pathway, but to date, no biosimilar or interchangeable product has been approved. Although it is unclear what final implementation of the BCPIA will entail, such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

To date, we have exclusive rights to certain United States and foreign intellectual property with respect to our small molecule product candidates, with respect to the Intrexon technology, including the existing Intrexon product candidates, and with respect to CAR-T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the License Agreement with MD Anderson, future filings and applications require the agreement of each of MD Anderson, Intrexon and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Intrexon may prosecute the application directly. Although under the agreement MD has agreed to review and incorporate any reasonable comments that we or Intrexon may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Intrexon and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In addition, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. As the U.S. PTO continues to implement the Leahy-Smith Act, and as the federal courts have the opportunity to interpret the Leahy-Smith Act, the laws and regulations governing patents, and the rules regarding patent procurement could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our Channel Agreement with Intrexon and under our License with MD Anderson. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt, and limit who may call a special meeting of stockholders. In addition, Section 203 of the Delaware General Corporation Law generally prohibits a publicly-held Delaware corporation from engaging in a business combination with a party that owns at least 15% of its common stock unless the business combination is approved by the company’s board of directors before the person acquires the 15% ownership stake or later by its board of directors and two-thirds of its stockholders. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

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

As of December 31, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 18.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at One First Avenue, Parris Building #34, Navy Yard Plaza, Boston, Massachusetts 02129. The Boston office consists of four floors, occupying approximately twenty-six thousand square feet, which are leased pursuant to a lease agreement that expires August 2016 under which we are required to make rental payments at an average monthly rate of approximately $63 thousand through the remainder of the lease term. The company is actively pursuing a subtenant to lease a portion of the space in the Boston Office that was vacated by a previous subtenant, in October 2014.

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

We also leased office space in Germantown, MD. The Maryland office space was subject to a lease agreement that would have expired in March 2014. On July 16, 2012, the Germantown, Maryland office was closed. Under the terms of the lease, we leased approximately two thousand square feet and were required to make rental payments at an average monthly rate of approximately $4 thousand through the remainder of the lease. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation.(see Note 8 to the financial statements, Commitments and Contingencies).

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2014, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol “ZIOP.” The following table sets forth the high and low sale prices for our common stock during each quarter within the two most recently completed fiscal years as reported by the NASDAQ Capital Market.

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$5.42	$3.81	$5.18	$3.09
June 30	$4.80	$2.96	$3.94	$2.11
September 30	$4.01	$2.64	$2.62	$1.52
December 31	$5.07	$2.43	$5.71	$1.72

Record Holders

As of February 10, 2015, we had approximately 170 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of February 10, 2015, we had approximately 16,121 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, we purchased 81,702 shares of restricted stock from employees to cover withholding taxes due from the employees at the time that applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 to 31, 2014	—	$—
November 1 to 30, 2014	—	—
December 1 to 31, 2014	81,702	5.04

Total	81,702

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

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Operations Data:
Research contract revenue	$1,373	$800	$800	$667	$—
Total operating expenses	44,872	58,513	102,969	72,067	24,546

Loss from operations	43,499	(57,713)	(102,169)	(71,400)	(24,546)
Other income (expense), net	(5)	(579)	(13)	39	765
Change in fair value of warrants	11,723	1,185	6,050	7,583	(8,889)

Net loss	(31,781)	(57,107)	(96,132)	(63,778)	(32,670)

Basic and diluted net loss per share	$(0.31)	$(0.66)	$(1.22)	$(0.97)	$(0.71)

Weighted average number of common shares outstanding: basic and diluted	101,130,710	85,943,175	78,546,112	66,003,789	46,003,996

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,803	$68,204	$73,306	$104,713	$60,392
Total assets	45,237	71,754	83,404	108,108	61,520
Warrant liabilities	—	11,776	12,962	19,425	27,311
Total liabilities	11,396	22,371	34,959	36,501	30,967
Stockholders’ equity	33,841	49,383	48,445	71,607	30,553

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included under the heading “Business” and elsewhere in this Form 10-K, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, statements preceded by, followed by or that include the words “intends”, “estimates”, “plans”, “believes”, “expects”, “anticipates”, “should”, “could” or similar expressions, are forward-looking statements. These statements include, but are not limited to, statements regarding future sales and operating results; growth and trends of our company and our industry, generally; growth of the markets in which we participate; international events; product performance; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by us; our ability to successfully develop and commercialize our therapeutic products; our ability to expand our long-term business opportunities; financial projections and estimates and their underlying assumptions; and future performance. All of such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include, but are not limited to: whether Ad-RTS-IL-12 + veledimex, the CAR-T programs , or any of our other therapeutic products will advance further in the clinical trials process and whether and when, if at all, they will receive final approval from the FDA or equivalent foreign regulatory agencies and for which indications; whether Ad-RTS-IL-12 + veledimex, the CAR-T programs and our other therapeutic products will be successfully marketed if approved; whether any of our synthetic biology platform discovery and development efforts will be successful; our ability to achieve the results contemplated by our collaboration agreements; the strength and enforceability of our intellectual property rights; competition from pharmaceutical and biotechnology companies; the development of and our ability to take advantage of the market for DNA-based biotherapeutics; our ability to raise additional capital to fund our operations on terms acceptable to us; general economic conditions; and the other risk factors contained in this Annual Report on Form 10-K. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section herein entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic biology. Pursuant to an exclusive channel collaboration agreement (or “ECC”) with Intrexon Corporation, or Intrexon, we obtained rights to Intrexon’s synthetic biology platform for use in the field of oncology, which included a clinical stage product candidate, Ad-RTS-IL-12 used with the oral activator veledimex. The synthetic biology platform is an industrialized engineering approach for molecular and cell biology and gene control. It employs an inducible gene-delivery system that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer; data from these Phase 2 studies was presented in December 2014. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in breast cancer and brain cancer.

In addition to our synthetic biology programs, Intrexon (and we, through our ECC agreement with Intrexon) recently obtained an exclusive, worldwide license to certain immuno-oncology technologies owned and licensed by The University of Texas M.D. Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer, or NK cells and T cell receptors, or TCRs. Combining these technologies with Intrexon’s technology suite and clinically tested RheoSwitch Therapeutic System®, or RTS®, IL-12 modules, we plan to develop CAR-T and other immune cells that will target and kill cancer cells. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.”

Enabling Technology

Synthetic biology entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. Synthetic biology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Synthetic biology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug.

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon, which we refer to as the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s synthetic biology platform with our capabilities to translate science to the patient. As a result, our DNA synthetic biology platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off (and on and off repeatedly) the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS® platform. Our initial drug candidate being developed using the synthetic biology platform is Ad-RTS-IL-12 + veledimex.

More detailed descriptions of our clinical development for each are set forth in this report under the caption “Business summary – Product candidates.”

Immuno-oncology

Immuno-oncology, which utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells contain mutated proteins and may overexpress other proteins usually found in the body at low levels. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in a highly efficient process known as immune surveillance. A central player in immune surveillance is a type of white blood cell known as the T cell. In healthy individuals, T cells identify and kill infected or abnormal cells, including cancer cells. Cancer cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence. In the last five years, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system.

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can rapidly and efficiently reprogram T cells to express a particular CAR or TCR construct that will enable the T cell to recognize and target cancer cells. CAR-T cells target cell surface tumor antigens, such as CD-19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR+ cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens. Natural killer cells target tumors with loss of HLAs, or tumors with no antigens. Most CAR-T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own blood, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where it is modified using a retrovirus to express the CAR or TCR, and then shipped back to be infused into the patient. The process can take several weeks to a month and is very labor intensive and costly. Currently, this complex technique can only be done in very sophisticated laboratories. We believe we will be able to manufacture our CAR-T cells and TCRs using non-viral methods, which we expect will enable a simpler process requiring only days or hours and result in a lower cost of manufacturing. Our non-viral methods could also potentially enable autologous point of care treatment, where a patient’s own T cells would be modified at or near the point of care, for example, utilizing a local blood bank, to express the CAR-T or TCR construct and then infused back into the patient, potentially during the same visit. In addition, we intend to use our non-viral methods to develop allogeneic treatments that can be used off-the-shelf. An allogeneic off-the-shelf treatment would enable a patient to be treated with a CAR-T or TCR construct that is created from a separate healthy donor, personalized for that patient, and then distributed to the point of care. Our non-viral methods, which we believe are nimble, fast and less costly than other approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RheoSwitch Therapeutic System® may give us the ability to control in vivo gene expression (on-off-on-off etc.) in CAR-T or TCR cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

Product candidates

The following chart identifies our current synthetic biology product candidates and their stage of development, each of which are described in more detail below.

Synthetic Biology Programs:

Ad-RTS-IL-12 + veledimex

Ad-RTS-IL-12 + veledimex has been evaluated in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. Ad-RTS-IL-12 + veledimex is our lead product candidate, which uses our gene delivery system to produce IL-12, a potent, naturally occurring anti-cancer protein.

More specifically, IL-12 is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. Intratumoral administration of Ad-RTS-IL-12 + veledimex, which allows for adjustment of IL-12 gene expression upon varying the dose of veledimex, is designed to reduce the toxicity elicited by systemic delivery of IL-12, and increase efficacy through high intratumoral expression.

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma (brain cancer) in animal models through the use of the RTS® at the October 2013 AACR-NCI-EORTC conference. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health, or the RAC/NIH, for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas. The U.S Food and Drug Administration, or FDA, has requested additional nonclinical information to support the Phase 1 study and this data has been generated. Subject to reaching agreement with the FDA, we anticipate initiation of the Phase 1 study during the first half of 2015. Glioblastoma is by far the most frequent malignant brain tumor and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based on surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival resulting in a very high unmet medical need.

At the American Association for Cancer Research, or AACR, 2014 Annual Meeting, in April 2014, we presented data from a preclinical study conducted jointly by us and Intrexon demonstrating the anti-tumor effects and tolerability of Ad-RTS-mIL-12 in a glioblastoma murine model. Veledimex was found to effectively cross the blood brain barrier, with dose-related increases in plasma and brain tissue exposure, and no accumulation in brain tissue following repeat dosing. The study data demonstrated that administration of Ad-RTS-mIL-12 + veledimex resulted in dose-related increases in survival of four- to five-fold, without exhibiting an adverse safety profile, when compared to median survival in vehicle control groups.

At the 17th Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, in May 2014, we presented results demonstrating the potent anti-tumor and anti-cancer stem cell effects of Ad-RTS-IL-12 in a preclinical glioma model. Results from human and laboratory studies of Ad-RTS-IL-12 demonstrated that precise control of IL-12 gene expression levels can be achieved using Intrexon’s RTS®. Rapid, tight modulation of in vivo expression of IL-12 using the activator ligand, veledimex, was demonstrated across these studies. When IL-12 expression was “switched on” it rapidly led to expression and an immune response. This immune response was characterized by an increase in tumor infiltrating lymphocytes with system wide immune activation. The data presented in May 2014 further demonstrated that Ad-RTS-IL-12 has potent anti-cancer effects in a glioma model, showing both a reduction in tumor mass and prolonged survival when compared to existing treatment standards. The data also showed a significant reduction in cancer stem cells, as measured by dramatically reduced nestin levels. Cancer stem cells are thought to play a critical role in recurrence and metastasis.

At the AACR 2014 Immunology and Immunotherapy Meeting in December 2014, together with Intrexon, we presented clinical results from the Ad-RTS-hIL-12 + veledimex studies in patients with advanced breast cancer and melanoma demonstrating local and systemic IL-12-mediated anti-cancer activity, as well as safety and control of both immune- and IL-12-mediated toxicity with use of the RTS® gene switch. In two open-label Phase 2 clinical studies, twelve patients with metastatic advanced stage breast cancer and twenty-six patients with metastatic melanoma were administered Ad-RTS-hIL-12. Following intra-tumoral injection of Ad-RTS-hIL-12, expression of IL-12 within patients was controlled by the RTS® gene switch using the oral activator ligand, veledimex, at doses ranging from 5mg to 160mg. All subjects had heavy tumor burden and disease progression at the time of enrollment, with mean number of prior therapies at 14 and 10 for breast cancer and melanoma patients, respectively. Treatment with Ad-RTS-hIL-12 + veledimex resulted in an increase in the immune cytokine IL-12 and downstream cytokines, IFN- g, IP-10 and IL-10, resulting in a significant increase in the number of CD8+ T-cells. Among seven evaluable subjects in the Phase 2 clinical study of Ad-RTS-IL-12 + veledimex in patients with recurrent or metastatic breast cancer, three had stable disease, including one triple negative breast cancer subject who crossed the primary endpoint of 16 week progression free survival, for a disease control rate (stable disease or better) of 43%. Target lesions and tumor burden were significantly reduced in approximately 40% of patients. In the Phase 1/2 study of Ad-RTS-hIL-12 + veledimex in subjects with unresectable stage III/IV melanoma, of eighteen evaluable subjects, one had a partial response and six had stable disease, for a disease control rate of 39%. In melanoma patients for whom a response was observed, there was evidence of local and systemic anti-cancer activity. The adverse event profile of Ad-RTS-hIL-12 + veledimex in both melanoma and breast cancer was predictable, reversible and characteristic of immune activation. The most common ≥ Grade 3 treatment emergent adverse events, or TEAEs, in breast cancer and melanoma included neutropenia and electrolyte abnormalities (21%) each, LFTs increased (16%), leukopenia (13%) and pyrexia, hypotension, lymphopenia, anemia, and cytokine release syndrome (11%) each. Importantly, all TEAEs and SAEs ≥ Grade 3 reversed rapidly upon discontinuation of veledimex oral dosing.

Also at the AACR 2014 Immunology and Immunotherapy Meeting in December 2014, together with Intrexon, we presented preclinical data supporting the potential for cytolytic activity against solid tumor targets with allogeneic, genetically-modified stem cells enabled for controlled release of cell-linking moieties, or CLMs, within the tumor micro-environment and preclinical data describing the development of a novel, high-throughput screening technology for rapidly identifying bi-specific antibodies capable of inducing targeted immunologic activity through the activation of T-cells or other immune cells against tumors. CLMs are small bi-specific antibody fragments capable of directing potent T-cell mediated tumor lysis by bridging the immunologic synapses of T-cells and surface targets on tumor cells. Previous studies have shown that the systemic distribution and pharmacokinetic profile of bi-specific antibodies limit their utility for many target/effector combinations. In two preclinical studies, Intrexon and Ziopharm researchers interrogated a large number of CLM-based effectors for their ability to activate white blood cells from peripheral blood and lyse receptor target-positive tumor cells. Allogeneic, tumor targeting stem cells were then genetically modified to express CLMs within the tumor microenvironment using the RTS® platform as a mechanism for providing spatial and temporal control. The first study demonstrated the ability of Intrexon’s proprietary image-based screening systems and rapid DNA assembly to screen a large number of EGFR and HER2 receptor-targeted CLM variants for their ability to recruit CD3+ T-cells and mediate selective cell killing against target positive cells in peripheral blood co-cultures. The image-based screening platform allowed for real time target cell killing information to be obtained, as well as kinetic cell morphologic analyses to understand the dynamics of killing activity, thereby shortening the developmental timeline to lead candidate selection. The second study validated these CLM candidates in scalable, allogeneic endometrial regenerative cells, or ERCs, genetically modified to express an anti-CD3-anti-EGFR CLM under RTS® ligand inducible control. Expression of CLMs under the RTS® inducible promoter provided effective control of CLM secretion and modulation of killing activity, with veledimex-dependent cytotoxicity of greater than 80% against an EGFR+ KRAS mutant lung cancer cell model. CLM-expressing ERCs were found to be effective in co-culture killing assays at cellular doses as low as 1% of target cells. These data supported the feasibility of localized cytolytic activity of CLM-secreting allogeneic cell therapy products against EGFR+ KRAS mutant solid tumor malignancies.

We have completed the Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. Additionally, we expect a future trial with IL-12 in combination therapies with standard of care for breast cancer. As the treatment of advanced melanoma has undergone and continues to undergo a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, we are pursuing intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer, and will pause further development of Ad-RTS-IL-12 + veledimex in melanoma with intratumoral injection. However, through current strategic initiatives, we expect to utilize RTS-IL-12 + veledimex in cell based immunotherapy of melanoma and other cancers. We plan to initiate a Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the first half of 2015.

CAR-T Cells

We are actively pursuing non-viral, genetic engineering technologies to develop novel CAR-T, NK and TCR cells. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS IL-12 modules, represents a differentiated approach to genetically modified CAR-T cell and other immune cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation non-viral adoptive cellular therapies based on designer cytokines and CARs under control of RTS® technology targeting both hematologic malignancies and solid tumors. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

Research suggests that T cells can be re-programmed to have a very strong anti-cancer therapeutic effect through the expression of CARs to redirect specificity to tumors without HLA restrictions. The signature event within this field has resulted from the infusion of T cells expressing CARs into patients with B cells leukemias and lymphomas. Many of these patients have responded to these new therapies with a durable and dramatic anti-tumor effect after infusing CD19-specific T cells. Despite the highly promising results that have been demonstrated by early researchers in the field, current technologies and approaches have shown a number of serious drawbacks, including toxicity, manufacturing complexity and expense. A particular problem is that infusions of T cells into patients with large amounts of disease have invariably led to significant issues of toxicity for recipient patients. These toxicities primarily involve three major, potentially catastrophic side-effects:

•	The rapid killing of tumor cells releases a large number intracellular constituents that are very toxic to various organs and is called “tumor lysis syndrome” that can be fatal,

•	the supra-physiologic release of cytokines (“cytokine storm”) that causes fever, instability of blood pressure, mental status changes and on occasion, death, and

•	on-target, and off-tissue toxicity represented by the concomitant damage of normal B cells and loss of humoral (antibody) immunity.

We expect to be able to tightly control expansion and activation of CAR-T cells in the body, which has the potential to alleviate or abrogate these toxicities.

MD Anderson’s platform, which uses the exclusive Sleeping Beauty system, or SB system, generates and characterizes new CAR-T designs, which enables a high throughput approach to evaluate the CAR-T. This “EZ-CAR-T” non-viral system is used to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR-T molecules are evaluated in a “go/no go” system based on serial killing and protection of T cells from activation-induced cell death. Non-viral gene transfer using the SB system is unique in the field of oncology. Examples of cell engineering techniques that we expect to employ with the SB system are induced pluripotent stem cell (iPSC) processing technologies combined with Laser-enabled Analysis and Processing, or LEAP®, which consists of computerized image-based selection and laser processing for very rapid cell identification and purification as well as AttSite® Recombinases, which involves stable, targeted gene integration and expression with proprietary serine recombinases. We believe the advanced DNA vectors derived from SB can be used to avoid the expense and manufacturing difficulty associated with creating CAR-T cells using viral vectors. After electroporation, the transposon/transposase improves the efficiency of integration of plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on activating and propagating cells, or AaPC, provide a competitive advantage over other non-viral methods of modification. The SB system combined with artificial antigen-presenting cells can selectively propagate and thus retrieve CAR+ T cells suitable for human application. T cells can also be genetically modified using these technologies to target a panel (several) cancer antigen targets. We are on the verge of implementing technology to manufacture “minimally-manipulated” T cells within days of gene transfer by electroporation.

We expect this platform will rapidly integrate with Intrexon’s RTS® and multigenic control gene programs. The programs are also designed and built for rapid transition to universal donor products or minimally manipulated point of care products. Dr. Laurence Cooper and colleagues at MD Anderson recently published research which demonstrated that transformed, primary, and pluripotent stem cells can be permanently modified to eliminate HLA-A expression, demonstrating how to generate a priori cells from one allogeneic donor for infusion into multiple recipients representing a significant step towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The primary factor limiting the development of a universal donor product is the existence of graft-vs-host response, or GVHD. GVHD occurs because the newly transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body. Additional research from Dr. Cooper and colleagues at MD Anderson suggests that “universal” allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CD19-specific CAR+ T cells to eliminate expression of the endogenous a ß TCR, the gene responsible for triggering GVHD, without compromising CAR-dependent effector functions. Genetically modified T cells are generated using the SB system to stably introduce the CD19-specific CAR with subsequent permanent deletion of a or ß TCR chains with nucleases. The translation of the SB system and AaPC for use in clinical trials highlights how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential. We are expanding our initial trials targeting CD19 and planning to conduct additional trials with re-designed CAR-Ts expanding beyond CD19+ tumor cells.

Anticipated Milestones

We expect the following milestones to occur in 2015 and 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Early data is expected in the fourth quarter of 2015 for our Phase 1/2 study in Breast Cancer with standard of care.

•	Early data is expected in the fourth quarter of 2015 for our Phase 1 study of Glioblastoma multiforme (GBM).

•	CAR-T programs:

•	We expect to initiate two Phase 1 studies of next-generation CD19 CARs in the second quarter of 2015.

•	We expect to initiate a Phase 1 study of next-generation CAR with an inducible cytokine in the fourth quarter of 2015.

•	We expect to initiate a novel CAR for myeloid malignancies in the fourth quarter of 2015.

•	We expect to receive interim data on two Phase 1 CARs studies in advanced leukemia and lymphomas in the fourth quarter of 2015.

•	We expect to initiate other leukemia and solid tumor CAR-T cell studies in 2016.

•	We expect to initiate allogeneic, off-the-shelf T-cell studies in 2016.

Data from all programs is expected in 2015 and 2016. We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon. In addition, we may seek to enhance our pipeline in synthetic biology through focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities. We are actively seeking to out-license some or all of our small molecule programs to further support our synthetic biology efforts.

Small Molecule Programs

In addition to our synthetic biology programs discussed above, we have certain rights to three small molecule programs, palifosfamide (or isophosphoramide mustard), darinaparsin and indibulin, all of which we are no longer actively pursuing. With respect to palifosfamide, in March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. In addition, we recently received the overall survival endpoint data from our study of palifosfamide in combination with carboplatin and etoposide chemotherapy versus carboplatin and etoposide alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. This data will be submitted for presentation at a scientific forum during the first half of 2015.

We are seeking transactions with third parties for the possible out-license of palifosfamide. With respect to darinaparsin, we have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. During 2014, we determined to no longer pursue clinical development of indibulin.

Development Plans

As of December 31, 2014, we have approximately $42.8 million of cash and cash equivalents. Taking into account our receipt of approximately $94.6 million in net proceeds from our February 2015 public offering of common stock, and given our development plans, we anticipate cash resources will be sufficient to fund our operations into the first quarter of 2017. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this form 10-K and the uncertainties applicable to our forecast for the overall sufficiency of our capital resources. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. In particular, pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Intrexon, agreed to enter into a research and development agreement pursuant to which we will provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15 and $20 million per year. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson and Intrexon to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items. Further, in light of our entry into the MD Anderson License, we expect to establish operations in Houston, Texas that will enable us to join and collaborate with the MD Anderson academic and medical community, which may require that we add headcount in the future, and which could add to our general and administrative expenses going forward. Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the technology licensed from MD Anderson and our obligations under the MD Anderson License, the MD Anderson License was entered into on January 13, 2015 and is only beginning to be implemented, therefore the actual costs associated therewith may be significantly in excess of forecasted amounts.

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

We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 -2 years
Phase 2	2 -3 years
Phase 3	2 -4 years

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

Results of Operations for the fiscal year ended December 31, 2014 versus December 31, 2013

Revenues Revenues for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013	Change
($ in thousands)
Collaboration revenue	$1,373	$800	$573	72%

Revenue for the year ended December 31, 2014 increased in comparison to the year ended December 31, 2013. In connection with our March 7, 2011 collaboration agreement with Solasia Pharma K.K., we received $5.0 million in research and development funding which was being earned over the period of effort, originally estimated to be 75 months. In July 2014, we entered into an amended and restated License and Collaboration Agreement with Solasia (see Note 8 to the accompanying financial statements), resulting in the Company no longer being obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables, including the transition of clinical trial data, intellectual property, and completion of certain services that are included in the amended and restated License and Collaboration Agreement which are not separable from the agreement and have no stand-alone value. As a result, the Company determined that the estimated period for amortizing the upfront payment now coincides with the completion of the aforementioned deliverables which has been estimated to be December 31, 2015. Accordingly, the Company has recorded $1.4 million in revenue during the year ended December 31, 2014 while the remaining deferred revenue balance of $1.4 million at December 31, 2014 has been classified as current.

Research and Development Expenses Research and development expenses during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013	Change
($ in thousands)
Research and development	$32,706	$42,852	$(10,146)	-24%

Research and development expenses for the year ended December 31, 2014 decreased by $10.1 million when compared to the year ended December 31, 2013. On March 26, 2013, we announced the decision to immediately terminate development of palifosfamide in first-line metastatic soft tissue sarcoma and during the quarter ended September 30, 2013, completed a workforce reduction plan to reduce costs (see Note 4 in the accompanying financial statements). This resulted in lower costs of $2.4 million related to the Phase 3 palifosfamide study in SCLC as the decision was made to suspend enrollment pending further data, lower costs related to the Phase 3 palifosfamide study in soft tissue sarcoma (“STS”) of $11.2 million, lower other clinical costs of $0.9 million, lower employee-related costs of $2.0 million and lower manufacturing costs of $3.4 million. The decrease was offset by an increase of $5.6 million in discovery activities, $3.7 million in nonclinical activities, and $0.5 million of other costs all related to our synthetic biology program.

General and Administrative Expenses General and administrative expenses during the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013	Change
($ in thousands)
General and administrative	$12,166	$15,661	$(3,495)	-22%

General and administrative expenses for the year ended December 31, 2014 decreased by $3.5 million when compared to the year ended December 31, 2013. The decrease was primarily due to lower employee-related costs of $1.8 million as a result of our workforce reduction plan (see Note 4 in the accompanying financial statements) and $1.7 million in non-employee contracted costs.

Other Income (Expense) Other income (expense) during the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013	Change
($ in thousands)
Other income (expense), net	$(5)	$(579)	$574	-99%
Change in fair value of warrants	11,723	1,185	10,538	889%

Total	$11,718	$606	$11,112

The decrease in other income (expense) from the year ended December 31, 2014 compared to the year ended December 31, 2013 was due primarily to the change in the fair value of liability-classified warrants, which yielded a gain of $11.7 million for the year ended December 31, 2014 as compared to a gain of $1.2 million for the year ended December 31, 2013. The liability-classified warrants are fully expired as of December 31, 2014.

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

Other Income (Expense) Other income (expense) during the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012	Change
($ in thousands)
Other income, net	$(579)	$(13)	$(566)	4354%
Change in fair value of warrants	1,185	6,050	(4,865)	-80%

Total	$606	$6,037	$(5,431)

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

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $42.8 million in cash and cash equivalents, compared to $68.2 million in cash and cash equivalents as of December 31, 2013. Taking into account our receipt of approximately $94.6 million in net proceeds from our 2015 public offering of common stock, as described below, and given our development plans, we anticipate cash resources will be sufficient to fund our operations into the first quarter of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic biology product candidates in the clinic under our exclusive channel partnership with Intrexon and our license agreement with The University of Texas M.D. Anderson Cancer Center, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

Recent Financing Transactions

February 2015 Public Offering

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and February 17, 2015, respectively. The net proceeds from the offering were approximately $94.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
($ in thousands)
Net cash provided by (used in):
Operating activities	$(36,650)	$(59,509)	$(78,832)
Investing activities	(193)	(131)	(1,559)
Financing activities	11,442	54,538	48,984

Net increase (decrease) in cash and cash equivalents	$(25,401)	$(5,102)	$(31,407)

Net cash used in operating activities was $36.7 million for the year ended December 31, 2014 compared to $59.5 million for the year ended December 31, 2013. The $22.8 million decrease in cash used was primarily due to a decrease in research and development expenses, in conjunction with our restructuring efforts.

Net cash used in investing activities was $193 thousand for year ended December 31, 2014 compared to $131 thousand for the year ended December 31, 2013. The change was due to increased spending on property, plant, and equipment.

Net cash provided by financing activities was $11.4 million for the year ended December 31, 2014 compared to $54.5 million for the year ended December 31, 2013. The change is due to $10.6 million proceeds from warrant exercises during the year ended December 31, 2014, as compared to $53.9 million received from a financing that occurred during the year ended December 31, 2013.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2014, our accumulated deficit was approximately $372.1 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of December 31, 2014 was $33.3 million, consisting of $44.1 million in current assets and $10.8 million in current liabilities. Working capital as of December 31, 2013 was $62.5 million, consisting of $70.3 million in current assets and $7.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$3,157	$1,235	$1,498	$424	$—
Royalty and license fees	1,850	1,275	550	25	—
Contract milestone payments	10	10	—	—	—

Total	$5,017	$2,520	$2,048	$449	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our royalty agreements with Southern Research Institute, requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. As part of the amended and restated License and Collaboration agreement with Solasia (see Note 8 to the accompanying financial statements), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of three separate $250 thousand payments on November 3, 2015-2017. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of December 31, 2014. On July 16, 2012, we decided to close our Germanton, Maryland office. In June 2013, we paid off the remainder of the Germantown, Maryland lease obligation. Included in the above table are obligations for the subleased portion of our Boston and New York offices as noted below and in Note 8 to the financial statements. We expect to receive a total of $306 thousand in the next year, $640 thousand in the next 2-3 years, and $278 thousand in the next 4-5 years from our subtenant in the New York office. The company is actively pursuing a subtenant to lease a portion of the space in the Boston Office that was vacated by a previous subtenant, in October 2014.

On January 13, 2015, subsequent to the balance sheet date, the Company entered into a license agreement with The University of Texas M.D. Anderson Cancer Center as detailed in note 3. The agreement includes quarterly payments of $3.75 million which would increase “Royalty and License Fees” in the above chart by $15 million in the column “Less than 1 Year” and by $30 million in the column “2 - 3 Years.”

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-31 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2014, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

McGladrey LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014. That report is included in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, and our 2012 Stock Option Plan, or the 2012 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2014 with respect to the 2003 and 2012 Plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	2,451,362	$4.34	—
2012 Stock Option Plan	4,054,301	3.91	4,585,769

Total:	6,505,663	$4.07	4,585,769

Equity compensation plans not approved by stockholders:
	—	$—	—

Total:	—	$—	—

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

ZIOPHARM ONCOLOGY, INC.

Date: February 26, 2015	By:	/s/ Jonathan Lewis
Jonathan Lewis Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2015	By:	/s/ Kevin G. Lafond
Kevin G. Lafond Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Lewis Jonathan Lewis	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/s/ Kevin G. Lafond Kevin G. Lafond	Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ Murray Brennan Murray Brennan	Director	February 26, 2015

/s/ James Cannon James Cannon	Director	February 26, 2015

/s/ Wyche Fowler, Jr. Wyche Fowler, Jr.	Director	February 26, 2015

/s/ Randal J. Kirk Randal J. Kirk	Director	February 26, 2015

/s/ Timothy McInerney Timothy McInerney	Director	February 26, 2015

/s/ Michael Weiser Michael Weiser	Director	February 26, 2015

ZIOPHARM Oncology, Inc. (a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ZIOPHARM Oncology, Inc.

Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited ZIOPHARM Oncology, Inc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. ZIOPHARM Oncology, Inc.‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ZIOPHARM Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013.

/s/ McGladrey LLP

Boston, Massachusetts

February 26, 2015

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$42,803	$68,204
Receivables	145	145
Prepaid expenses and other current assets	1,139	1,948

Total current assets	44,087	70,297

Property and equipment, net	531	801
Deposits	128	128
Other non current assets	491	528

Total assets	$45,237	$71,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,004	$422
Accrued expenses	7,182	6,357
Deferred revenue - current portion	1,360	800
Deferred rent - current portion	280	212

Total current liabilities	10,826	7,791
Deferred revenue	—	1,933
Deferred rent	570	851
Warrant liabilities	—	11,776
Other long term liabilities	—	20

Total liabilities	$11,396	$22,371

Commitments and contingencies (note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 104,452,105 and 100,159,618 shares issued and outstanding at December 31, 2014 and 2013, respectively	$104	$100
Additional paid-in capital - common stock	406,349	386,511
Additional paid-in capital - warrants issued	—	3,603
Accumulated Deficit	(372,612)	(340,831)

Total stockholders’ equity	33,841	49,383

Total liabilities and stockholders’ equity	$45,237	$71,754

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2014	2013	2012
Revenue	$1,373	$800	$800

Operating expenses:
Research and development	32,706	42,852	83,446
General and administrative	12,166	15,661	19,523

Total operating expenses	44,872	58,513	102,969

Loss from operations	(43,499)	(57,713)	(102,169)
Other income (expense), net	(5)	(579)	(13)
Change in fair value of warrants	11,723	1,185	6,050

Net loss	$(31,781)	$(57,107)	$(96,132)

Basic and diluted net loss per share	$(0.31)	$(0.66)	$(1.22)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	101,130,710	85,943,175	78,546,112

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Stockholder’s Equity
			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2011	69,206,044	$69	$246,519	$12,611	$(187,592)	$71,607
Stock-based compensation	—	—	4,880	—	—	4,880
Issuance of common stock in a securities offering, net of commission and expenses of $3,426	10,114,401	11	49,159	—	—	49,170
Exercise of warrants to purchase common stock	259,660	—	1,011	(269)	—	742
Exercise of employee stock options	8,300	—	30	—	—	30
Issuance of restricted common stock	258,032	—	—	—	—	—
Repurchase of shares of restricted common stock	(123,153)	—	(546)	—	—	(546)
Cancelled restricted stock	(123,370)	—	—	—	—	—
Expired warrants	—	—	5,433	(5,433)	—	—
Issuance of common stock in a collaboration agreeement	3,636,926	3	18,691	—	—	18,694
Net loss	—	—	—	—	(96,132)	(96,132)

Balance at December 31, 2012	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)

(in thousands, except share and per share data)

			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/

	Common Stock
	Shares	Amount
Stock-based compensation	—	—	3,507	—	—	3,507
Issuance of common stock, net of commission and expenses of $3,678	16,445,000	16	53,864	—	—	53,880
Exercise of warrants to purchase common stock	112,808	—	396	(196)	—	200
Exercise of employee stock options	570,168	1	955	—	—	956
Issuance of restricted common stock	75,272	—	—	—	—	—
Repurchase of shares of restricted common stock	(116,723)	—	(498)	—	—	(498)
Cancelled of restricted stock	(163,747)	—	—	—	—	—
Expired warrants	—	—	3,110	(3,110)	—	—
Net loss	—	—	—	—	(57,107)	(57,107)

Balance at December 31, 2013	100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)

(in thousands, except share and per share data)

	Stockholder’s Equity
			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/

	Common Stock
	Shares	Amount
Stock-based compensation	—	—	4,743	—	—	4,743
Exercise of warrants to purchase common stock	3,747,254	4	13,963	(3,313)	—	10,654
Exercise of employee stock options	613,138	—	1,386	—	—	1,386
Issuance of restricted common stock	66,828	—	—	—	—	—
Repurchase of shares of restricted common stock	(112,333)	—	(544)	—	—	(544)
Cancelled of restricted stock	(22,400)	—	—	—	—	—
Expired warrants	—	—	290	(290)	—	—
Net loss	—	—	—	—	(31,781)	(31,781)

Balance at December 31, 2014	104,452,105	$104	$406,349	$0	$(372,612)	$33,841

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(31,781)	$(57,107)	$(96,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	738	658
Stock-based compensation	4,743	3,507	4,880
Change in fair value of warrants	(11,723)	(1,185)	(6,050)
Loss on disposal of fixed assets	—	585	48
Common stock issued in exchange for in-process research and development	—	—	18,694
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	—	(87)	21
Prepaid expenses and other current assets	809	4,964	(5,599)
Other noncurrent assets	37	473	(230)
Deposits	—	4	(43)
Increase (decrease) in:
Accounts payable	1,582	(1,087)	(218)
Accrued expenses	827	(10,159)	5,695
Deferred revenue	(1,373)	(800)	(800)
Deferred rent	(213)	625	244
Other noncurrent liabilities	(20)	20	—

Net cash used in operating activities	(36,650)	(59,509)	(78,832)

Cash flows from investing activities:
Purchases of property and equipment	(193)	(132)	(1,559)
Proceeds from sale of property and equipment	—	1	—

Net cash used in investing activities	(193)	(131)	(1,559)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,386	956	30
Payments to employees for repurchase of restricted common stock	(544)	(498)	(546)
Proceeds from exercise of warrants	10,600	200	330
Proceeds from issuance of common stock and warrants, net	—	53,880	49,170

Net cash provided by financing activities	11,442	54,538	48,984

Net decrease in cash and cash equivalents	(25,401)	(5,102)	(31,407)
Cash and cash equivalents, beginning of period	68,204	73,306	104,713

Cash and cash equivalents, end of period	$42,803	$68,204	$73,306

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Exercise of equity-classified warrants to common shares	$692	$196	$269

Exercise of liability-classified warrants to common shares	$54	$—	$412

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2014, the Company’s accumulated deficit was approximately $372.6 million. Taking into account the receipt of approximately $94.6 million in net proceeds from the February 2015 public offering of common stock, and given the development plans, the Company anticipates cash resources will be sufficient to fund operations into the first quarter of 2017. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

2.	Financings

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and February 17, 2015, respectively. The net proceeds from the offering were approximately $94.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

2.	Financings (Continued)

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

Subsequent Events

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement, or the License, with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the License, MD Anderson will receive, within sixty days of the date of the License, consideration of $50 million in shares of our common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The Company and Intrexon also agreed to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.

In addition, pursuant to the License, MD Anderson has agreed to transfer to us certain existing research programs described in the License and to grant to Intrexon and us certain additional technology rights related thereto. In connection with such transfer, the terms of the License also require us and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which the Company will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement is required to be made by us within 60 days of the date of the License.

The term of the License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the License and subject to a 90 day cure period, MD Anderson will have the right to convert the License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the License and subject to a 180 day cure period, MD Anderson will have the right to terminate the License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30 day cure period, MD Anderson has the right to terminate the License if the Company and Intrexon fail to timely deliver the shares due in consideration for the License. MD Anderson may also terminate the agreement with written notice upon material breach by us and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the License will terminate upon the occurrence of certain insolvency events for both us and Intrexon and may be terminated by the mutual written agreement of us, Intrexon and MD Anderson.

On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson will receive consideration of $7.5 million in shares of the our common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the our and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares will be issued to MD Anderson within sixty days of the date of the License pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

In connection with the entry into the License, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the License Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the License Shares to MD Anderson in consideration for the License. The closing of the issuance and sale of the License Shares under the License Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.

In connection with the entry into the Letter Agreement, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the Incentive Shares Securities Issuance Agreement,

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

pursuant to which the Company agreed to issue and sell the Incentive Shares to MD Anderson in consideration for the execution and delivery of the License on or prior to the Accelerated Closing Deadline in connection with the Letter Agreement. The closing of the issuance and sale of the Incentive Shares under the Incentive Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.

Also in connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of our common stock held by MD Anderson on the date that the Registration Statement is filed, within 15 days of the closing under the License Shares Securities Issuance Agreement. Under the Registration Rights Agreement, the Company is obligated to use our reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable after filing and in no event later than 120 days of the closing under the License Shares Securities Issuance Agreement and to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions.

Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon, which is a party to the License. Mr. Kirk is also one of our principal stockholders.

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC (see Note 2 above).

The Company evaluated all other events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed above, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

Restricted Cash

Other assets include $388 thousand that is restricted as collateral for the Company’s facility leases and $103 thousand that is restricted as collateral for a line of credit.

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

Fair Value Measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,290	$37,290	$—	$—

Warrant liability	$—	$—	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$66,794	$66,794	$—	$—

Warrant liability	$11,776	$—	$11,776	$—

The cash equivalents consist primarily of short term U.S. treasury money market mutual funds which are actively traded. The warrants were valued using a binomial valuation model. As of December 31, 2014, all liability classified warrants had expired. See Note 9 to the financial statements, Warrants, for additional disclosure on the valuation methodology and significant assumptions.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2014, 2013, and 2012 and did not capitalize any such costs on the balance sheets. The Company recognized $3.7 million, $2.3 million, and $3.1 million of compensation expense related to vesting of employee stock options during the years ended December 31, 2014, 2013, and 2012, respectively. In the years ended December 31, 2014, 2013, and 2012, the Company recognized $1.0 million, $1.2 million, and $1.7 million of compensation expense, respectively, related to vesting of restricted stock (see Note 12 to the financial statements, Stock Option Plan). In the years ended December 31, 2014, 2013, and 2012, the Company recognized $4.7 million, $3.5 million, and $4.9 million of compensation expense, respectively, related to vesting of all employee and director awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2014	2013	2012
Research and development	$1,416	$792	$1,917
General and administrative	3,327	2,715	2,963

Share based employee compensation expense before tax	4,743	3,507	4,880
Income tax benefit	—	—	—

Net share based employee compensation expense	$4,743	$3,507	$4,880

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2014, 2013, and 2012 was approximately $3.58, $2.51, and $3.06 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in Staff Accounting Bulletin No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2014	2013	2012
Weighted average risk-free interest rate	1.74 - 2.11%	1.00 - 2.10%	0.79 - 1.13%
Expected life in years	6	6	6
Expected volatility	85.22 - 94.55%	83.40 - 95.96%	83.36 - 83.53%
Expected dividend yield	0	0	0

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2014, 2013, and 2012 consist of the following:

	December 31,
	2014	2013	2012
Stock options	6,505,664	6,747,303	7,147,303
Unvested restricted stock	144,508	352,865	733,739
Warrants	—	10,539,767	11,197,454

	6,650,172	17,639,935	19,078,496

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) in which management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. This update is effective for annual periods beginning after December 15, 2016, and early application is permitted for any annual or interim period thereafter.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the financial statements in this Quarterly Report on Form 10-Q. The adoption of ASU 2014-10 impacted presentation and disclosure only and did not have any impact on financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The company believes that the adoption of this standard will not have an impact on our financial position or results of operations.

4.	Restructuring

The Company underwent restructuring activities during the year ended December 31, 2013 which included a reduction in workforce and office space, resulting in sublease agreements in Boston and New York. As a result, the Company incurred restructuring charges of $1.7 million, $0.6 million was included in general and administrative expenses and $1.1 million was included in research and development expenses. The Company also incurred charges for exit and disposal activities from the Boston and New York sublease agreements which resulted in an aggregate loss of $0.8 million recorded in general and administrative expenses, and a loss on the disposal of fixed assets of $0.6 million, recorded in Other income in the Statement of Operations for the year ended December 31, 2013.

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in our New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. Accordingly, the Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. The company previously held a security deposit of $20 thousand in accordance with the sublease, which was recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013. This sublease tenant vacated the lease in October 2014. As of December 31, 2014, the company applied the $20 thousand deposit against outstanding rent. The company is actively pursuing a subtenant to lease a portion of the space in the Boston Office that was vacated by a previous subtenant.

On July 16, 2012, the Company announced that it restructured its management team and closed its Germantown, MD office. As a result of this action, the Company recorded a restructuring charge, consisting primarily of

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

4.	Restructuring (Continued)

severance, stock based compensation associated with stock option modifications (see Note 12 to the financial statements, Stock Option Plan) and health benefit continuation costs of approximately $1.3 million. These costs are included in general and administrative expense for the year ended December 31, 2012.

5.	Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2014	2013
Office and computer equipment	$1,094	$1,076
Software	874	884
Leasehold improvements	927	841
Manufacturing equipment	251	153

	3,146	2,954
Less: accumulated depreciation	(2,615)	(2,153)

Property and equipment, net	$531	$801

Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2014, 2013, and 2012 was: $462 thousand, $738 thousand and, $658 thousand, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2014	2013
Clinical consulting services	$2,802	$3,751
Preclinical services	2,027	513
Employee compensation	768	252
Professional services	422	582
Payroll taxes and benefits	417	255
Manufacturing services	308	547
Other consulting services	226	230
Accrued vacation	212	227

Accrued expenses	$7,182	$6,357

7.	Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon Corporation, or Intrexon (see Note 8 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.6 million was for preclinical and clinical research services already incurred and the remaining $4.8 million was for services expected to be incurred within a year. This amount was included as part of prepaid expenses and other current assets on the balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company expensed $7.8 million for services performed by Intrexon, of which $4.8 million was applied to the prepaid balance in other current assets, $2.4 million was paid to Intrexon and $0.6 million was recorded in accrued expenses. As of December 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0. During the

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Related Party Transactions (Continued)

year ended December 31, 2014, the Company expensed $12.0 million for services performed by Intrexon, of which $10.1 million was paid to Intrexon and $1.9 million was recorded in accounts payable and accrued expenses. As of December 31, 2014, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0.

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

On February 2, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (see Note 2 to the financial statements, Financings).

Intrexon’s purchases were made on terms that were the same as others participating in the above financings.

8.	Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupied 7,259 square feet of space in New York, NY, and maintained a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2014. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in our New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2014. The lease for office space in New York, NY expires in October 2018.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. The company previously held a security deposit of $20 thousand in accordance with the sublease, which was recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013. This sublease tenant vacated the lease in October 2014. As of December 31, 2014, the company applied the $20 thousand deposit against outstanding rent. The company is actively pursuing a subtenant to lease a portion of the space in the Boston Office that was vacated by a previous subtenant.

As of December 31, 2014, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

In April 2011, the Company entered into an operating lease for office space in Germantown, MD, consisting of 2,227 square feet. As of December 31, 2011, the Company recorded the $4 thousand security deposit in other non-current assets on the balance sheet. The lease would have expired in March 2014; however, on July 16, 2012, the Germantown, Maryland office was closed. In June 2013, the Company paid off the remainder of the Germantown, Maryland lease obligation.

Future net minimum lease payments under operating leases as of December 31, 2014 are as follows (in thousands):

2015	$1,235
2016	997
2017	501
2018	424
2019	—

3,157
Less: contractual sublease income	(1,224)

Future minimum lease payments, net	$1,933

Total rent expense was approximately $1.2 million, $1.0 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012. The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2014 and 2013 of $850 thousand ($280 thousand current and $570 long-term) and $1.1 million ($212 thousand current and $851 long-term) respectively, which is recorded in deferred rent on the balance sheet.

License Agreements

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which the Company uses

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	Is being commercialized by us;

•	Has received regulatory approval;

•	Is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	Is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by us), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by us due to an uncured breach or a termination by Intrexon following an unconsented assignment by us or our election not to pursue development of a Superior Therapy).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

Our obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

License Agreement—The University of Texas M. D. Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement, or the License, with MD Anderson. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the License, MD Anderson will receive, within sixty days of the date of the License, consideration of $50 million in shares of our common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The Company and Intrexon also agreed to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.

In addition, pursuant to the License, MD Anderson has agreed to transfer to us certain existing research programs described in the License and to grant to Intrexon and us certain additional technology rights related thereto. In connection with such transfer, the terms of the License also require us and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which the Company will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement is required to be made by us within 60 days of the date of the License.

The term of the License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the License and subject to a 90 day cure period, MD Anderson will have the right to convert the License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the License and subject to a 180 day cure period, MD Anderson will have the right to terminate the License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30 day cure period, MD Anderson has the right to terminate the License if the Company and Intrexon fail to timely deliver the shares due in consideration for the License. MD Anderson may also terminate the agreement with written notice upon material breach by us and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the License will terminate upon the occurrence of certain insolvency events for both us and Intrexon and may be terminated by the mutual written agreement of us, Intrexon and MD Anderson.

On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson will receive consideration of $7.5 million in shares of common stock (or 1,597,602 shares), and $7.5 million in

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the our and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares will be issued to MD Anderson within sixty days of the date of the License pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

In connection with the entry into the License, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the License Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the License Shares to MD Anderson in consideration for the License. The closing of the issuance and sale of the License Shares under the License Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.

In connection with the entry into the Letter Agreement, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the Incentive Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the Incentive Shares to MD Anderson in consideration for the execution and delivery of the License on or prior to the Accelerated Closing Deadline in connection with the Letter Agreement. The closing of the issuance and sale of the Incentive Shares under the Incentive Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.

Also in connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of our common stock held by MD Anderson on the date that the Registration Statement is filed, within 15 days of the closing under the License Shares Securities Issuance Agreement. Under the Registration Rights Agreement, the Company is obligated to use our reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable after filing and in no event later than 120 days of the closing under the License Shares Securities Issuance Agreement and to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide.

In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. Additionally, the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share, of which 13,808 options are still outstanding. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement have been reached or expensed since 2010.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

License Agreement with Southern Research Institute

On December 22, 2004, the Company entered into an Option Agreement with the Southern Research Institute, or SRI, pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs. On February 5, 2007, the Company exercised its option and entered into the exclusive license agreement. Under the license agreement, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2014, 2013, and 2012. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.

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

The Company issued options to purchase 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

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

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

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

The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014. Management reassessed the period of performance related to the remaining transitional services to be completed under the agreement and determined that the services are now expected to be completed by December 31, 2015. As a result, the Company has determined that the estimated remaining period for delivering the transitional services at September 30, 2014 was 15 months through December 31, 2015. Accordingly, the Company has recorded $1.4 million in revenue during the twelve months ended December 31, 2014 while the remaining deferred revenue balance of $1.4 million at December 31, 2014 has been classified as current.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

During each of the years ended December 31, 2014, 2013, and 2012, the installment payments of $250 thousand were met and expensed.

Collaboration Agreement with Harmon Hill, LLC

On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.

The Company expensed $200 thousand during the year ended December 31, 2012 under this agreement. This agreement expired on November 8, 2012.

On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand and $180 thousand for the years ended December 31, 2013 and 2014, respectively.

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella was entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand.

On August 18, 2014 and November 6, 2014, the Company signed two amendments of the Master Clinical Research Organization Services Agreement with Novella. The amendments reflect the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. During the year ended December 31, 2014, three clinical milestones were met and expensed totaling $236 thousand.

CRO Services Agreement with MS Clinical Services, LLC.

On July 24, 2014, the Company entered into a Master Clinical Research Organization Services Agreement with MS Clinical Services, LLC., or Medsource, under which Medsource provides CRO services in support of our clinical trials. There are no milestones associated with this agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

CRO Services Agreement with PPD Development, L. P.

The Company was party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $3.8 million and $9.2 million respectively. There are no remaining milestones related to this agreement.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $7.3 million and $2.2 million, respectively. There are no remaining milestones related to this agreement.

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

In connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the Underwriters). The investor warrants were exercisable immediately and the underwriter warrants exercisable six months after the date of issuance. The warrants had an exercise price of $4.02 per share and a 5 year term. The fair value of the warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of 5 years and no dividends.

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

The Company assessed whether the 2009 Warrants required accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with accounting standards codification Topic 815, Derivatives and Hedging. As such, the Company concluded the warrants did not meet the scope exception for determining whether the instruments required accounting as derivatives and should be classified in liabilities.

On December 31, 2013, the liability-classified warrants were valued at $11.8 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $1.2 million for the year ended December 31, 2013 was recorded as Other income, net in the Statements of Operations.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Warrants (Continued)

On December 31, 2012, the liability-classified warrants were valued at $13.0 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $6.1 million for the year ended December 31, 2012 was recorded as Other income, net in the Statements of Operations.

The following pricing assumptions were used in the Binomial/Monte Carlo valuation model at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.13%	0.25%
Expected life in years	0.94	1.94
Expected volatility	80%	70%
Expected dividend yield	0	0

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

During 2014, no new warrants were issued. However 4,004,907 warrants were exercised for 3,725,277 shares of common stock. Of these warrants, 2,249,062 were equity-classified and 1,755,845 were liability-classified warrants. Additionally, 12,329 equity-classified warrants and 6,479,231 liability-classified warrants expired without being exercised.

All warrants have expired and none are outstanding as of December 31, 2014.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013
Net operating loss carryforwards	$79,050	$66,209
Start-up and organizational costs	38,562	41,529
Research and development credit carryforwards	26,112	25,058
Stock compensation	1,181	1,028
Capitalized acquisition costs	11,376	12,323
Deferred revenue	534	1,074
Depreciation	208	129
Other	1,547	1,254

	158,570	148,604
Less valuation allowance	(158,570)	(148,604)

Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2014, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $206.9 million available to offset future federal taxable income to the extent permitted under the Internal Revenue Code of 1986, as amended, or IRC, expiring in varying amounts through 2033. Additionally, the Company has approximately $26.0 million of research and development credits at December 31, 2014, expiring in varying amounts through 2033, which may be available to reduce future taxes.

Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2014 includes approximately $4.4 million resulting from excess tax deductions from stock options. Pursuant to ASC 740, the deferred tax asset relating to excess tax benefits generated from exercises of stock options was not recognized for financial statement purposes.

Section 382 of the IRC provides limits to which a corporation that has undergone a change in ownership (as defined) can utilize any net operating loss, or NOL, and general business tax credit carryforwards it may have. The Company commissioned an analysis to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing the analysis, it was determined an ownership change had occurred in February 2007. As a result of this change, the Company’s NOL’s and general business tax credits from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change. The Company updated the IRC Section 382 analysis through December 31, 2014. It was determined a change of ownership occurred on February 28, 2011. The Company’s NOL’s were not further limited as a result of the change.

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

available to offset future income tax liabilities and expenses. The valuation allowance increased by $10.0 million primarily due to net operating loss carryforwards, start-up and organizational costs, and the increase in research and development credits.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Federal income tax at statutory rates	34%	34%	34%
State income tax, net of federal tax benefit	2%	4%	5%
Research and development credits	3%	9%	10%
Stock compensation	-4%	-2%	-1%
Uncertain tax position adjustment	0%	0%	0%
Federal R&D tax grant	0%	0%	0%
Other	-4%	1%	2%
Increase in valuation allowance	-31%	-46%	-49%

Effective tax rate	0%	0%	0%

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2014, 2013, and 2012 are as follows:

(in thousands)
Balance at December 31, 2011	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2012	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	(37)
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2013	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2014	$238

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2014.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

11.	Preferred Stock and Stockholders’ Equity (Continued)

aggregate 16,445,000 shares of the Company’s common stock at a price of $3.50 per share in a public offering. The total gross proceeds resulting from this public offering were approximately $57.6 million, before deducting selling commissions and expenses (see Note 2 to the financial statements, Financings).

As of December 31, 2014, the Company had 104,452,105 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and 17, 2015, respectively. The net proceeds from the offering were approximately $94.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Preferred Stock

The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

12.	Stock Option Plan

The Company adopted the 2003 Stock Option Plan, or the 2003 Plan, in 2003, and it was approved by the Company’s stockholders on December 21, 2004. Upon approval of the 2012 Equity Incentive Plan, no additional stock awards may be granted under the 2003 Plan.

The Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, in May 2012, under which the Company initially reserved for the issuance of 4,000,000 shares of its common stock. The 2012 Plan was approved by the Company’s stockholders on June 20, 2012. On June 18, 2014, the date of the Company’s annual stockholders meeting, the Company’s stockholders approved an amendment to the 2012 Plan increasing the total shares reserved by 5,000,000 shares, for a total of 9,000,000 shares.

As of December 31, 2014, the Company had outstanding options issued to its employees to purchase up to 5,112,800 shares of the Company’s common stock, to its directors to purchase up to 902,529 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 490,334 shares of the Company’s common stock.

Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 26,364 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. The options were granted to The University of Texas M. D. Anderson Cancer Center and DEKK-Tec, Inc. (see Note 8 to the financial statements, Commitments and Contingencies).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)

Proceeds from the option exercises during the years ended December 31, 2014, 2013, and 2012 amounted to $1.4 million, $956 thousand, and $30 thousand, respectively. The intrinsic value of these options amounted to $2.6 million, $1.4 million and $11 thousand for years ended December 31, 2014, 2013 and 2012, respectively.

Transactions under the Plan for the years ending December 31, 2014, 2013, and 2012 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,138,486	4.08
Granted	2,309,650	4.36
Exercised	(8,300)	3.61
Cancelled	(292,533)	5.70

Outstanding, December 31, 2012	7,147,303	4.11
Granted	2,649,900	3.28
Exercised	(570,168)	1.68
Cancelled	(2,479,732)	4.58

Outstanding, December 31, 2013	6,747,303	3.81
Granted	1,099,300	4.95
Exercised	(613,138)	2.26
Cancelled	(727,801)	4.54

Outstanding, December 31, 2014	6,505,664	$4.07	7.19	$9,084

Vested and unvested expected to vest at December 31, 2014	6,485,430	$4.10	5.80	$9,056

Options exercisable, December 31, 2014	3,781,162	$4.10	5.80	$4,130

Options exercisable, December 31, 2013	3,471,935	$4.01	5.03	$2,654

Options available for future grant	4,585,769

At December 31, 2014, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $7.9 million. The cost is expected to be recognized over a weighted-average period of 1.62 years.

Restricted Stock

In December 2014, the Company issued 66,828 shares of restricted stock to its non-employee directors, which vest in their entirety on the one year anniversary of the grant date. In December 2013, the Company issued 75,272 shares of restricted stock to its non-employee directors, which vested in their entirety on the one year anniversary of the grant date. In January, February and May 2012, the Company issued 101,500, 43,802 and 25,000 shares of restricted stock to employees, which vested ratably in annual installments over three years, respectively, commencing on the first anniversary of the grant date. In December 2012, the Company also issued 87,730 shares of restricted stock to its non-employee directors, which vested ratably in annual installments over three years, commencing on the first anniversary of the grant date.

In January, February and December 2014, the Company repurchased 16,031, 14,600 and 81,702 shares at average prices of $4.37, $4.40 and $5.04 per share, respectively, to cover payroll taxes. In January, March, May

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)

and December 2013, the Company repurchased 52,018, 5,400, 2,623, and 56,683 shares at average prices of $4.28, $4.50, $1.65 and $4.37 per share, respectively, to cover payroll taxes. In July and December 2012, the Company repurchased 15,740 and 107,413 shares at $6.06 and $4.19 per share, respectively, to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2014, 2013 and 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2011	950,906	$4.34
Granted	258,032	4.39
Vested	(351,829)	4.32
Cancelled	(123,370)	4.34

Non-vested, December 31, 2012	733,739	4.37
Granted	75,272	4.34
Vested	(292,399)	4.31
Cancelled	(163,747)	4.42

Non-vested, December 31, 2013	352,865	4.38
Granted	66,828	5.07
Vested	(253,835)	4.38
Cancelled	(21,350)	4.41

Non-vested, December 31, 2014	144,508	$4.70

As of December 31, 2014, there was $471 thousand of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.00 years.

13.	Employee Benefit Plan

The Company sponsors a qualified 401(k) Retirement Plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $79 thousand, $139 thousand, and $266 thousand to this plan during the years ended December 31, 2014, 2013, and 2012, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

14.	Selected Quarterly Information (Unaudited)

        (in thousands, except per share amount)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$633	$340
Total operating expenses	9,984	11,377	12,575	10,936
Loss from operations	(9,784)	(11,177)	(11,942)	(10,596)
Change in fair value of warrants	82	5,600	5,847	194
Net (loss)	(9,711)	(5,576)	(6,093)	(10,401)
Loss per share, basic and diluted	$(0.10)	$(0.06)	$(0.06)	$(0.09)

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$200	$200
Total operating expenses	23,783	18,496	9,315	6,919
Loss from operations	(23,583)	(18,296)	(9,115)	(6,719)
Change in fair value of warrants	10,788	(403)	(7,407)	(1,793)
Net (loss)	(12,799)	(18,692)	(16,713)	(8,903)
Loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.20)	$(0.09)

INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.2	Form of Warrant issued to placement agents in connection with ZIOPHARM, Inc. 2005 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.3	Schedule identifying holders of Warrants in the form filed as Exhibit 4.2 to this Report (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.4	Warrant for the Purchase of Shares of common stock dated December 23, 2004 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.5	Option for the Purchase of common stock dated October 15, 2004 and issued to DEKK-Tec, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.6	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.7	Schedule identifying material terms of Options for the Purchase of Shares of common stock in the form filed as Exhibit 4.6 to this Report. (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.8	Form of common stock Purchase Warrant issued to placement agents in connection with the Registrant’s 2006 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed May 3, 2006).

Exhibit No.	Description of Document

4.9	Form of Warrant to Purchase Common Stock issued to investors in connection the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

4.10	Form of Warrant to Purchase Common Stock issued to placement agents in connection with the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

4.11	Form of Warrant to Purchase Common Stock issued to investors in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2009).

4.12	Form of Warrant to Purchase Common Stock issued to underwriters in connection with the Registrant’s December 2009 public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 8, 2009).

10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3	Form of Employee Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.4	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.5	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2007).

10.6	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.7	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.8	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2012).

10.9	Employment Agreement dated as of January 8, 2008 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed February 21, 2008).

10.10	Extension of Employment Agreement dated as of December 28, 2010 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2010).

10.11	Extension of Employment Agreement dated as of January 8, 2013 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2013).

Exhibit No.	Description of Document

10.12	Amendment and Extension to Employment Agreement dated January 8, 2014 by and between ZIOPHARM Oncology, Inc. and Jonathan Lewis, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2014).

10.13	Employment Agreement dated July 8, 2011 by and between ZIOPHARM Oncology, Inc. and Hagop Youssoufian, MD, MSc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K filed July 15, 2011).

10.14	Amendment No. 1 to Employment Agreement dated July 8, 2011 by and between the Company and Hagop Youssoufian, M.D., M.Sc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2012).

10.15	Employment Agreement effective September 6, 2011 by and between ZIOPHARM Oncology, Inc. and Caesar J. Belbel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2011).

10.16	Amendment to Employment Agreement dated January 7, 2014 by and between ZIOPHARM Oncology, Inc. and Caesar J. Belbel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 8, 2014).

10.17	Employment Agreement dated May 8, 2012 by and between the Company and Jason A. Amello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2012).

10.18	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

10.19	License Agreement dated October 15, 2004, between ZIOPHARM, Inc. (predecessor to the Registrant) and DEKK-Tec, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

10.20	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.21	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.22	Amendment to License Agreement dated September 24, 2009 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2010).

10.23	Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 12, 2011). +

10.24	First Amendment to Exclusive Channel Partner Agreement dated September 13, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2012)

10.25	Form of subscription agreement between the ZIOPHARM, Inc. and the investors in the Registrant’s 2005 private placement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

Exhibit No.	Description of Document

10.26	Form of Subscription Agreement by and between the Registrant and investors in the Registrant’s 2006 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed May 3, 2006).

10.27	Form of Securities Purchase Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

10.28	Form of Registration Rights Agreement dated September 9, 2009 by and between the Registrant and investors in the Registrant’s September 2009 private placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 15, 2009).

10.29	Engagement Letter dated August 7, 2009 by and between the Registrant and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.30	Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2011).

10.31	Amendment Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2011).

10.32	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed March 1, 2011).

10.33	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2013).

23.1	Consent of Independent Registered Public Accounting Firm – McGladrey LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

A-4