Form 10-Q
period 2015-03-31
ZIOPHARM ONCOLOGY INC
filed 2015-05-07
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2015, was 128,232,537 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	additional planned regulatory filings for and commercialization of our immuno-oncology and synthetic immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre-clinical research or in the clinical trials process and whether and when, if at all, they will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	our ability to achieve the results contemplated by our collaboration agreements;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our therapeutic products; contract manufacturing activity;

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights and the protection afforded by our patent rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe; and general economic conditions.

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

ZIOPHARM Oncology, Inc.

Part I—Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$129,684	$42,803
Receivables	62	145
Prepaid expenses and other current assets	857	1,139

Total current assets	130,603	44,087
Property and equipment, net	426	531
Deposits	128	128
Other non-current assets	491	491

Total assets	$131,648	$45,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779	$2,004
Accrued expenses	8,220	7,182
Deferred revenue—current portion	1,088	1,360
Deferred rent—current portion	405	280

Total current liabilities	10,492	10,826
Deferred rent	553	570

Total liabilities	11,045	11,396

Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 128,232,537 and 104,452,105 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	128	104
Additional paid-in capital—common stock	571,318	406,349
Accumulated deficit	(450,843)	(372,612)

Total stockholders’ equity	120,603	33,841

Total liabilities and stockholders’ equity	$131,648	$45,237

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2015	2014
Research contract revenue	$272	$200

Operating expenses:
Research and development, including costs of research contracts	74,249	6,542
General and administrative	4,250	3,442

Total operating expenses	78,499	9,984

Loss from operations	(78,227)	(9,784)
Other income (expense), net	(4)	(9)
Change in fair value of warrants	—	82

Net loss	$(78,231)	$(9,711)

Net loss per share—basic and diluted	$(0.69)	$(0.10)

Weighted average common shares outstanding used to compute net loss per share—basic and diluted	113,410,250	100,229,200

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three months Ended March 31, 2015

(unaudited)

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in		Total
			Capital	Accumulated	Stockholders’
	Shares	Amount	Common	Deficit	Equity
Balance at December 31, 2014	104,452,105	$104	$406,349	$(372,612)	$33,841
Stock-based compensation	—	—	1,093	—	1,093
Exercise of employee stock options	592,200	—	2,541	—	2,541
Repurchase of restricted common stock	(33,931)	—	(246)	—	(246)
Issuance of common stock in public offering, net of $267 thousand in issuance expenses	11,500,000	12	94,308	—	94,320
Issuance of common stock in licensing agreement	11,722,163	12	67,273	—	67,285
Net loss	—	—	—	(78,231)	(78,231)

Balance at March 31, 2015	128,232,537	$128	$571,318	$(450,843)	$120,603

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(78,231)	$(9,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	124
Stock-based compensation	1,093	1,223
Change in fair value of warrants	—	(82)
Common stock issued in exchange for license agreement	67,285	—
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	83	118
Prepaid expenses and other current assets	282	359
Other noncurrent assets	—	11
Increase (decrease) in:
Accounts payable	(1,224)	156
Accrued expenses	1,037	(605)
Deferred revenue	(272)	(200)
Deferred rent	108	(47)

Net cash used in operating activities	(9,717)	(8,654)

Cash flows from investing activities:
Purchases of property and equipment	(17)	(2)

Net cash used in investing activities	(17)	(2)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,541	969
Payments to employees for repurchase of common stock	(246)	(132)
Proceeds from the issuance of common stock, net	94,320	—

Net cash provided by financing activities	96,615	837

Net increase (decrease) in cash and cash equivalents	86,881	(7,819)
Cash and cash equivalents, beginning of period	42,803	68,204

Cash and cash equivalents, end of period	$129,684	$60,385

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Issuance of common stock in license agreement	$67,285	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc., which is referred to as “ZIOPHARM” or the “Company”, is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that can address unmet medical needs.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2015, the Company’s accumulated deficit was approximately $450.8 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K, for such fiscal year.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the Statements of Operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business—(continued)

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Fair value measurements for stock based compensation; and

•	Income taxes.

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed below and the Ares Trading Agreement in footnote 6, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

On May 7, 2015, the Company announced the appointment of Laurence J. N. Cooper, M.D., Ph.D., to the position of Chief Executive Officer. Dr. Cooper brings extensive experience in pioneering the development of adoptive cellular therapies in the field of oncology and translating immunology into clinical practice. Jonathan Lewis, M.D., Ph.D., the Company’s former Chief Executive Officer remains a member of its Board of Directors. Prior to becoming the Company’s Chief Executive Officer, Dr. Cooper was a tenured professor at The University of Texas MD Anderson Cancer Center, which he joined in 2006. In addition to being a tenured professor of Pediatrics and Immunology, Dr. Cooper’s other appointments at MD Anderson included Section Chief, Cell Therapy, Children’s Cancer Hospital; and Associate Director, Center for Cancer Immunology Research. He obtained his M.D. and Ph.D. degrees at Case Western Reserve University in Cleveland and then training in Pediatric Oncology and Bone Marrow Transplantation at the Fred Hutchinson Cancer Research Center in Seattle. Dr. Cooper has received numerous awards and honors and in addition to numerous other professional appointments, he has authored more than 140 journal articles, book chapters, and abstracts. Dr. Cooper has been appointed a Visiting Scientist at MD Anderson where he will continue to direct the efforts of the Cooper Lab.

2. Financings

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of its common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and February 17, 2015, respectively. The net proceeds from the offering were approximately $94.3 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in those policies since the filing of its Form 10-K.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$119,025	$119,025	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,290	$37,290	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at March 31, 2015 and 2014 consist of the following:

	March 31,
	2015	2014
Stock options	5,924,297	6,159,828
Unvested restricted common stock	96,073	296,406
Warrants	—	10,539,767

	6,020,370	16,996,001

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupied 7,259 square feet of space in New York, NY, and maintained a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of March 31, 2015. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in its New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of March 31, 2015. The lease for office space in New York, NY expires in October 2018.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. That space consisted of 5,249 square feet on the first floor, 8,538 square feet on the second floor, and 6,959 square feet on the third floor. In June 2012, the Company re-negotiated a master lease for the entire Boston office space, added 9,800 square feet of office space on the fourth floor, surrendered 4,113 square feet from the second floor, and incorporated all floors’ lease agreements under the same master agreement expiring in August 2016. The Company provided an additional $41 thousand security deposit for the additional space on the fourth floor. As of March 31, 2015, a total security deposit of $127 thousand is included in deposits on the balance sheet.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains liable to pay rent on the original lease. This sublease tenant vacated the lease in October 2014. As of December 31, 2014, the Company applied the $20 thousand deposit against outstanding rent. As of March 31, 2015, the company concluded that it was unlikely to locate a sublease tenant for a short period lease and recorded an additional loss on this sublease of $167 thousand representing the remaining contractual obligation.

As of March 31, 2015, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.

Total rent expense was approximately $177 thousand and $167 thousand for the three months ended March 31, 2015 and 2014, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at March 31, 2015 and 2014 of $958 thousand ($405 thousand current and $553 thousand long-term) and $1.0 million ($224 thousand current and $792 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of the Company and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which is collectively referred to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

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

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	Is being commercialized by the Company;

•	Has received regulatory approval;

•	Is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	Is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by the Company due to an uncured breach or a termination by Intrexon following an unconsented assignment by the Company or our election not to pursue development of a Superior Therapy).

The Company’s obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

On March 27, 2015, the Company and Intrexon entered into the Exclusive Channel Partner Amendment, or the ECP, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T-Cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Intrexon/ZIOPHARM collaboration under the Channel Agreement. The ECP Amendment provides that Intrexon will pay to the Company fifty percent of all payments Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement.

License Agreement—The University of Texas M. D. Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement with MD Anderson. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the License, MD Anderson received consideration of $50 million in shares of the Company’s common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below.

In addition, pursuant to the License, MD Anderson has agreed to transfer to the Company certain existing research programs described in the License and to grant to Intrexon and the Company certain additional technology rights related thereto. In connection with such transfer, the terms of the License also require the Company and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which the Company will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement was paid on April 13, 2015.

The term of the License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the License and subject to a 90 day cure period, MD Anderson will have the right to convert the License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the License and subject to a 180 day cure period, MD Anderson will have the right to terminate the License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30 day cure period, MD Anderson has the right to terminate the License if the Company and Intrexon fail to timely deliver the shares due in consideration for the License. MD Anderson may also terminate the agreement with written notice upon material breach by the Company and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the License will terminate upon the occurrence of certain insolvency events for both the Company and Intrexon and may be terminated by the mutual written agreement of the Company, Intrexon and MD Anderson.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

In connection with the entry into the License, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the License Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the License Shares to MD Anderson in consideration for the License. The closing of the issuance and sale of the License Shares under the License Shares Securities Issuance Agreement occurred on March 11, 2015.

In connection with the entry into the Letter Agreement, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the Incentive Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the Incentive Shares to MD Anderson in consideration for the execution and delivery of the License on or prior to the Accelerated Closing Deadline in connection with the Letter Agreement. The closing of the issuance and sale of the Incentive Shares under the Incentive Shares Securities Issuance Agreement occurred on March 11, 2015.

Also in connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the Company’s common stock held by MD Anderson on the date that the Registration Statement is filed, within 15 days of the closing under the License Shares Securities Issuance Agreement. Under the Registration Rights Agreement, the Company is obligated to use its reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable after filing and in no event later than 120 days of the closing under the License Shares Securities Issuance Agreement and to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (SEC File No. 333-201826), was filed on April 1, 2015 in satisfaction of the Company’s obligations under the Registration Rights Agreement.

The Company has determined that the rights acquired in the License represent in process research and development with no alternative future use. Accordingly, during the three months ended March 31, 2015, the Company recorded a charge of $67.3 million to research and development expense representing the fair value of the 11,722,163 shares of its common stock on the date the license was executed.

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company and Intrexon entered into the Ares Trading Agreement with Ares Trading, a company within the pharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of Products (as defined below) for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans, which we refer to as the Field.

The Ares Trading Agreement provides for the establishment of committees composed of Ares Trading and Intrexon representatives that will govern activities in, among others, the areas of project establishment, research plans and intellectual property.

The Ares Trading Agreement grants Ares Trading an exclusive, worldwide, royalty-bearing, sub-licensable license under the Company’s and Intrexon’s patents, know-how and proprietary platform of research tools and technology necessary for the Company and Intrexon to perform their tasks directed towards the design, identification, culturing, and/or production of genetically modified cells to (a) generate and test Chimeric Antigen Receptor T-Cell Products (as defined in the Ares Trading Agreement) solely for the development, regulatory approval and commercialization of Products containing such Chimeric Antigen Receptor T-Cell Products pursuant to the licenses granted in clauses (b) and (c) of this paragraph; (b) develop and commercialize Products in the Field, worldwide, provided that such Products are not Out-of-Scope Products (as defined below) where Ares Trading has not exercised its Option (as defined below); and (c) commercialize the chimeric antigen receptor for Products.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

Exclusivity

During the term of the Ares Trading Agreement, subject to the change in control provisions described below, neither the Company nor Intrexon may, directly or indirectly, clinically develop or commercialize any chimeric antigen receptor or Chimeric Antigen Receptor T-Cell Products in the Field other than pursuant to the Ares Trading Agreement, or grant any third party the right to research, develop or commercialize any chimeric antigen receptor or Chimeric Antigen Receptor T-Cell Products in the Field, other than pursuant to the Ares Trading Agreement, or, in the case of Intrexon, pursuant to its rights of independent development as described below. In addition, neither the Company nor Intrexon may, directly or indirectly, clinically develop or commercialize any chimeric antigen receptor or Chimeric Antigen Receptor T-Cell Products in the Field against a Target in animal health.

If Ares Trading fails to exercise its Option with respect to an Out-of-Scope Target as described below, Ares Trading may not directly or indirectly, clinically develop or commercialize any Chimeric Antigen Receptor T-Cell Product against such Out-of-Scope Target under the Ares Trading Agreement.

Consideration and Royalties

Ares Trading will pay an upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Intrexon will pay 50% of the fee to the Company in accordance with the ECP Amendment, discussed above. Ares Trading will, pursuant to the terms of the Ares Trading Agreement, pay Intrexon certain fees for the research and development activities related to the Products.

Subject to certain expense allocations, Ares Trading will pay Intrexon royalties ranging from the lower-single digits to the lower-double digits of the net sales derived from the sale of Products developed under the Ares Trading Agreement, on a Product-by-Product and a country-by-country basis, which royalties are subject to increase under the Option, as described below. Royalty amounts are subject to adjustment, and the royalty term will terminate, based upon certain conditions as further described in the Ares Trading Agreement. In accordance with the ECP Amendment, Intrexon will pay to the Company 50% of all royalties that it receives under the Ares Trading Agreement.

The Agreement initially covers two Targets (as defined below) for which Ares Trading must pay a cash fee. Ares Trading may elect additional Targets by paying Intrexon a cash fee.

Milestones

Ares Trading has to make certain payments to Intrexon upon Ares Trading’s achievement of designated milestones. Intrexon will pay 50% of all milestones that it receives under the Ares Trading Agreement to the Company under the ECP Amendment. These payments are payable in cash and are generally due within 30 days of the achievement of the relevant milestone.

Development and commercial milestones. Development milestone payments (not to exceed a capped amount per Product) are payable, on a Product-by-Product basis, upon events further defined in the Ares Trading Agreement with respect to the first four approved indications for the Product. Ares Trading shall also make commercial milestone payments with respect to each Product upon the achievement in a calendar year of tiers of annual worldwide net sales of the Product. In aggregate, the potential payments for development and commercial milestones shall be up to $413 million per Product (or $826 million for the first two Products).

Technical milestones. Ares Trading must pay to Intrexon further cash fees upon certain technical achievements further specified in the Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

Responsibilities

For each Target selected by Ares Trading, Intrexon is responsible for conducting research and development and the manufacture and supply of Products for use in each Phase 1 clinical trial. Ares Trading is responsible for manufacturing and supplying Products for development use after each Phase 1 clinical trial and for commercialization in the Field.

“Product” means (a) any pharmaceutical product containing a Chimeric Antigen Receptor T-Cell Product developed by Intrexon under a research program for which the joint steering committee established under the Ares Trading Agreement determines to file an investigational new drug application or under a research program for which Ares Trading has exercised the Option (as defined below) or (b) any pharmaceutical product containing a Chimeric Antigen Receptor T-Cell Product developed by or on behalf of Ares Trading that is a derivative of or is otherwise developed from or based upon a Chimeric Antigen Receptor T-Cell Product described in clause (a).

“Target” means a unique molecular species or combination thereof (or naturally occurring allelic variant, glycosylation variant, or mutant thereof) that (a) is chemically distinct from other molecules, (b) is a human peptide, protein, polysaccharide or lipid, and (c) wherein a binding entity derives recognized therapeutic value from binding such molecular species.

Option

Intrexon may suggest a Target to Ares Trading, and if Ares Trading decides not to include such Target in a research program, it would be deemed to be an “Out-of-Scope Target” under the Ares Trading Agreement, Intrexon may, subject to certain conditions, independently exploit Products directed toward such Out-of-Scope Target at its own cost. The Ares Trading Agreement refers to such products as Out-of-Scope Products. Notwithstanding the foregoing, Intrexon may not develop a cell targeting an Out-of-Scope Target in the Field that according to the term defined in the Agreement would qualify as a “Competitive Product”. At the stage of finalization of the Phase 1 clinical trial enrollment of the first Out-of-Scope Product related to the Out-of-Scope Target, Ares Trading may exercise an option, or the Option, to make the Out-of-Scope Product a Product under the Ares Trading Agreement by notifying Intrexon it is doing so and by paying Intrexon a cash fee and paying increased royalties to Intrexon on such Product covered by the exercise of Ares Trading’s Option, subject to the other terms and conditions relating to royalty payments.

If Ares Trading does not exercise the Option related to an Out-of-Scope Target and Out-of Scope Product, Intrexon may further exploit such Out-of-Scope Target and Out-of Scope Product independently from Ares Trading (subject to the restrictions on Intrexon contained in the Ares Trading Agreement, including Intrexon’s obligation not to develop a Competitive Product), in consideration for which (i) Intrexon must pay to Ares Trading a lower double digit percentage of all financial and non-financial consideration received by Intrexon for or in connection with such Out-of-Scope Product, up to a capped amount, which is referred to as the One-Time Intrexon Program Option Fee and (ii) once the One-Time Intrexon Program Option Fee has been paid by Intrexon, Intrexon must provide a credit to Ares Trading under the Ares Trading Agreement, subject to certain conditions, of a mid-single digit percentage of all financial and non-financial consideration received by Intrexon for or in connection with such Out-of-Scope Target or Out-of-Scope Product.

Termination and Change in Control

Ares Trading may voluntarily terminate, on a Product-by-Product and country-by-country basis or in its entirety, the Ares Trading Agreement upon 90 days’ written notice to Intrexon. Intrexon and Ares Trading may each terminate the Ares Trading Agreement if the other party materially breaches the Ares Trading Agreement and fails to cure the breach.

Upon termination of the Ares Trading Agreement, Ares Trading, upon written notice to Intrexon, may continue to develop and commercialize any Product (i) for which a Phase 3 clinical trial has been initiated and of which development has not been terminated by Ares Trading or (ii) that is then being commercialized by Ares Trading. The Option and the payment obligations due to Ares Trading each survive termination of the Ares Trading Agreement with respect to research programs initiated by Intrexon for Out-of-Scope Products started before the effective date of termination.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

If either the Company or Intrexon, which for purposes of this paragraph, is referred to as the Acquiring Party, acquires a third party that has a program competitive to that described under the Ares Trading Agreement, the Acquiring Party may either divest such competitive program within 12 months or include all products under the acquired program as Out-of-Scope Products, which would then become subject to the Option.

If any of the Company, Intrexon, or Ares Trading, which for purposes of this paragraph, is referred to as the Acquired Party, merges with or consolidates with or is acquired by a third party the exclusivity obligations applicable to such person, as described above, will not apply, so long as (i) the competitive program does not use any intellectual property of the Acquired Party or Ares Trading, and (ii) does not utilize services of the personnel of the Acquired Party.

The Ares Trading Agreement is subject review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 which review is expected to be completed during the second quarter of 2015. Accordingly, the agreement will be accounted for in the second quarter of 2015.

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

6. Commitments and Contingencies – (continued)

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

6. Commitments and Contingencies – (continued)

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

The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014 Management subsequently reassessed the period of performance related to the remaining transitional services to be completed under the agreement and determined that the services are now expected to be completed by March 31, 2016. Accordingly, the Company has recorded $272 thousand in revenue during the three months ended March 31, 2015 while the remaining deferred revenue balance of $1.1 million at March 31, 2015 has been classified as current.

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

Collaboration Agreement with Harmon Hill, LLC

On June 27, 2013, the Company signed a collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $45 thousand and $45 thousand for the three months ended March 31, 2014 and 2015, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides CRO services in support of the Company’s clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella was entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand.

On August 18, 2014 and November 6, 2014, the Company signed two amendments of the Master Clinical Research Organization Services Agreement with Novella. The amendments reflect the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. During the year ended December 31, 2014, three clinical milestones were met and expensed totaling $236 thousand. The remaining milestone of $10 thousand was met and expensed during the quarter ended March 31, 2015.

CRO Services Agreement with MS Clinical Services, LLC.

On July 24, 2014, the Company entered into a Master Clinical Research Organization Services Agreement with MS Clinical Services, LLC, or Medsource, under which Medsource provides CRO services in support of the Company’s clinical trials. There are no milestones associated with this agreement.

CRO Services Agreement with PPD Development, L.P.

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

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of the Company’s clinical trials. There are no remaining milestones related to this agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon Corporation, or Intrexon. The Company’s director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with ARES Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company fifty percent of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (see Note 6 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the ECP Amendment, the Channel Agreement and the Ares Trading Agreement). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the Existing ECP Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

During the three months ended March 31, 2014, the Company expensed $1.7 million for services performed by Intrexon, of which $0.5 million was recorded in accrued expenses. During the three months ended March 31, 2015, the Company expensed $3.0 million for services performed by Intrexon, of which the full amount is included in accrued expenses at March 31, 2015.

On February 2, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (see Note 2 to the financial statements, Financings).

Intrexon’s common stock purchases were made on terms that were the same as others participating in the above financing.

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with The University of Texas M.D. Anderson Cancer Center, or MD Anderson, which is referred to as the License. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company also entered into a letter agreement with Intrexon and MD Anderson on January 9, 2015, which is referred to as the MD Anderson Letter Agreement, as well as a Securities Issuance Agreement, which is referred to as the License Shares Securities Issuance Agreement, another Securities Issuance Agreement, which is referred to as the Incentive Shares Securities Issuance Agreement, and a Registration Rights Agreement, which is referred to as the MD Anderson Registration Rights Agreement, with MD Anderson on January 13, 2015. As a result of the common stock issued to MD Anderson in connection with these transactions, MD Anderson became a beneficial holder of more than five percent of the Company’s common stock. (See Note 6 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the License and the transactions contemplated thereby).

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

There were no warrants outstanding at March 31, 2015 or December 31, 2014.

Liability-Classified Warrants

In connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the Underwriters). The investor warrants were exercisable immediately and the underwriter warrants exercisable six months after the date of issuance. The warrants had a 5 year term. Subject to certain exceptions, these warrants provided anti-dilution protection should common stock or common stock equivalents be subsequently issued at a price less than the exercise price of the warrants then in effect.

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

The Company used the Binomial/Monte Carlo pricing model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at March 31, 2014 (no warrants were outstanding during the three months ended March 31, 2015):

2014
Risk-free interest rate	0.11%
Expected life in years	0.69
Expected volatility	80%
Expected dividend yield	0
Steps per year	13

The change in the fair value of the warrant liability resulted in a gain of $82 thousand for the three months ended March 31, 2014. The change in the fair value of the warrant liability was charged to other income (expense) in the Statements of Operations.

There were no warrant exercises during the three months ended March 31, 2014 and no warrants were outstanding during the three months ended March 31, 2015.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Common Stock

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of the Company’s common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and 17, 2015, respectively. The net proceeds from the offering were approximately $94.3 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

On January 13, 2015, the Company, together with Intrexon, entered into the License with MD Anderson. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the License, MD Anderson received consideration of $50 million in shares of the Company’s common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement. The License Shares were issued on March 11, 2015.

On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of the Company’s common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares were issued on March 11, 2015.

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months
	ended March 31,
(in thousands)	2015	2014
Research and development	$295	$376
General and administrative	798	847

Stock-based employee compensation expense	$1,093	$1,223

The Company granted 50,000 and 80,500 stock options during the three months ended March 31, 2015 and 2014 that had a weighted-average grant date fair value of $6.58 and $3.34 per share, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation (continued)

At March 31, 2015, total unrecognized compensation costs related to unvested stock options outstanding amounted to $7.7 million. The cost is expected to be recognized over a weighted-average period of 1.63 years.

On March 31, 2014, the Company extended the contractual life of 71,167 fully vested stock options held by one employee by an additional 9 months.

On March 31, 2014, the Company extended the contractual life of 33,333 fully vested stock options and 66,667 unvested stock options held by one employee.

On September 8, 2014, the Company extended the contractual life of 82,834 fully vested stock options and 23,333 unvested stock options held by one employee by an additional 3 months.

On September 15, 2014, the Company extended the contractual life of 39,167 fully vested stock options and 113,333 unvested stock options held by one employee.

For the three months ended March 31, 2015 and 2014, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2015	2014
Risk-free interest rate	1.63 - 1.64%	1.76 - 2.11%
Expected life in years	6	6
Expected volatility	85.48 - 86.81%	94.46 - 94.55%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2015 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	6,505,663	$4.07
Granted	50,000	9.10
Exercised	(592,200)	4.29
Cancelled	(39,166)	4.26

Outstanding, March 31, 2015	5,924,297	$4.09	6.36	$39,564

Vested and unvested expected to vest at March 31, 2015	5,878,611	$4.08	5.33	$39,259

Options exercisable, March 31, 2015	3,185,297	$4.08	5.33	$21,297

Options exercisable, December 31, 2014	3,781,162	$4.10	5.80	$4,130

Options available for future grant	4,572,935

A summary of the status of unvested restricted stock for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2014	144,508	$4.70
Granted	—	—
Vested	(48,435)	4.51
Cancelled	—	—

Non-vested, March 31, 2015	96,073	$4.79

At March 31, 2015, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.5 million. The cost is expected to be recognized over a weighted-average period of 1.00 years.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic immuno-oncology. Pursuant to an exclusive channel collaboration agreement (or “ECC”) with Intrexon Corporation, or Intrexon, we obtained rights to Intrexon’s synthetic immuno-oncology platform for use in the field of oncology, which included a clinical stage product candidate, Ad-RTS-IL-12 used with the oral activator veledimex. The synthetic immuno-oncology platform is an industrialized engineering approach for molecular and cell biology and gene control. It employs an inducible gene-delivery system that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer; data from these Phase 2 studies was presented in December 2014. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in breast cancer and brain cancer.

In addition to our synthetic immuno-oncology programs, Intrexon (and we, through our ECC agreement with Intrexon) recently obtained an exclusive, worldwide license to certain immuno-oncology technologies owned and licensed by The University of Texas M.D. Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer, or NK cells and T cell receptors, or TCRs. Combining these technologies with Intrexon’s technology suite and clinically tested RheoSwitch Therapeutic System®, or RTS®, IL-12 modules, we plan to develop CAR-T and other immune cells that will target and kill cancer cells. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

On March 30, 2015, the Company and Intrexon entered into a global collaboration focused exclusively on chimeric antigen receptor T-cell (CAR-T) products with Merck Serono, a biopharmaceutical division of Merck KGaA, Darmstadt, Germany. Intrexon will share the economic provisions of this collaboration equally with the Company, including an upfront payment of $115 million expected to be received during the second quarter, milestones and royalties. Under the collaboration Aries will elect CAR-T targets, two initially, for which it will provide certain research funding. Through the ECP between Intrexon and the Company, the Company will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Aries for clinical development and commercialization. The Company and Intrexon will also independently conduct research and development on other CAR-T candidates, with Merck having the opportunity during clinical development to opt-in.

Enabling Technology

Synthetic immuno-oncology entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. Synthetic immuno-oncology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Synthetic immuno-oncology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug.

On January 6, 2011, we entered into an Exclusive Channel Partner Agreement with Intrexon, which we refer to as the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s synthetic immuno-oncology platform with our capabilities to translate science to the patient. As a result, our DNA synthetic immuno-oncology platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off (and on and off repeatedly) the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS® platform. Our initial drug candidate being developed using the synthetic immuno-oncology platform is Ad-RTS-IL-12 + veledimex.

More detailed descriptions of our clinical development for each are set forth below under the caption “Product candidates.”

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

On March 30, 2015, the Company and Intrexon entered into a global collaboration focused exclusively on chimeric antigen receptor T-cell (CAR-T) products with Merck Serono, a biopharmaceutical division of Merck KGaA, Darmstadt, Germany. Intrexon will share the economic provisions of this collaboration equally with the Company, including an upfront payment of $115 million expected to be received during the second quarter, milestones and royalties. Under the collaboration Aries will elect CAR-T targets, two initially, for which it will provide certain research funding. Through the ECP between Intrexon and the Company, the Company will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Aries for clinical development and commercialization. The Company and Intrexon will also independently conduct research and development on other CAR-T candidates, with Merck having the opportunity during clinical development to opt-in.

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

Product candidates

The following chart identifies our current synthetic immuno-oncology product candidates and their stage of development, each of which are described in more detail below.

Synthetic immuno-oncology Programs:

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

We have completed the Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study will be conducted at the Memorial Sloan Kettering Cancer Center in New York. As the treatment of advanced melanoma has undergone and continues to undergo a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, we are pursuing intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer, and will pause further development of Ad-RTS-IL-12 + veledimex in melanoma with intratumoral injection. However, through current strategic initiatives, we expect to utilize RTS-IL-12 + veledimex in cell based immunotherapy of melanoma and other cancers. We plan to initiate a Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the first half of 2015.

CAR-T, NK and TCR Cells

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

Anticipated Milestones

We expect the following milestones to occur in 2015 and 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Early data is expected in the fourth quarter of 2015 for our Phase 1/2 study in Breast Cancer with standard of care.

•	Early data is expected in the fourth quarter of 2015 for our Phase 1 study of Glioblastoma multiforme (GBM).

•	CAR-T programs:

•	We expect to initiate two Phase 1 studies of next-generation CD19 CARs in the second quarter of 2015.

•	We expect to initiate a Phase 1 study of next-generation CAR with an inducible cytokine in the fourth quarter of 2015.

•	We expect to initiate a novel CAR for myeloid malignancies in the fourth quarter of 2015.

•	We expectinterim data on two Phase 1 CARs studies in advanced leukemia and lymphomas in the fourth quarter of 2015.

•	We expect to initiate other leukemia and solid tumor CAR-T cell studies in 2016.

•	We expect to initiate allogeneic, off-the-shelf T-cell studies in 2016.

Data from all programs is expected in 2015 and 2016. We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon. In addition, we may seek to enhance our pipeline in synthetic immuno-oncology through focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities. We are actively seeking to out-license some or all of our small molecule programs to further support our synthetic immuno-oncology efforts.

Small Molecule Programs

In addition to our synthetic immuno-oncology programs discussed above, we have certain rights to three small molecule programs, palifosfamide (or isophosphoramide mustard), darinaparsin and indibulin, all of which we are no longer directly pursuing. With respect to palifosfamide, in March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. In addition, we recently received the overall survival endpoint data from our study of palifosfamide in combination with carboplatin and etoposide chemotherapy versus carboplatin and etoposide alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. This data will be submitted for presentation at a scientific forum during the first half of 2015.

We are seeking transactions with third parties for the possible out-license of palifosfamide, or we may seek to terminate any further efforts with respect to palifosfamide and cease any further expenditure. With respect to darinaparsin, we have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. During 2014, we determined to no longer pursue clinical development of indibulin.

Financial Overview

Overview of Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue. Revenue during the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
	2015	2014	Change
($ in thousands)
Collaboration revenue	$272	$200	$72	36%

Revenue for the three months ended March 31, 2015 increased in comparison to the three months ended March 31, 2014. In connection with our March 7, 2011 collaboration agreement with Solasia Pharma K.K., we received $5.0 million in research and development funding which was being earned over the period of effort, originally estimated to be 75 months. In July 2014, we entered into an amended and restated License and Collaboration Agreement with Solasia (see Note 6 to the accompanying unaudited financial statements), resulting in the Company no longer being obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement which are not separable from the agreement and have no stand-alone value. As a result, the Company has determined that the estimated period for amortizing the upfront payment is now through March 31, 2016. Accordingly, the Company has recorded $272 thousand in revenue during the three months ended March 31, 2015 while the remaining deferred revenue balance of $1.1 million at March 31, 2015 has been classified as current.

Research and development expenses. Research and development expenses during the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014	Change
($ in thousands)
Research and development	$72,249	$6,542	$65,707	1004%

Research and development expenses for the three months ended March 31, 2015 increased by $65.7 million when compared to the three months ended March 31, 2014. The increase is due to the fair value of the common shares issued to M.D. Anderson in consideration for the license in the amount of $67.3 million, increased immunotherapy expenses of $0.9 million, and offset against decreases in employee costs of $0.9 million.

Our research and development expense consists primarily of licensing costs, collaboration costs, salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to research organizations in conjunction with preclinical animal studies, costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014	Change
($ in thousands)
General and administrative	$4,250	$3,442	$808	23%

General and administrative expenses for the three months ended March 31, 2015 increased by $808 thousand when compared to the three months ended March 31, 2014. The increase was primarily due to costs associated with contracted outside services related to the MD Anderson transaction.

Other income (expense). Other income (expense) for three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014	Change
($ in thousands)
Other income, net	$(4)	$(9)	$5	(56%)
Change in fair value of warrants	—	82	(82)	100%

Total	$(4)	$73	$(77)

The increase in other income (expense) from the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due primarily to the change in the fair value of liability-classified warrants, which expired on December 9, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had approximately $129.7 million in cash and cash equivalents, compared to $42.8 million in cash and cash equivalents as of December 31, 2014. Excluding the expected receipt in the second quarter of 2015 of $57.5 million from Intrexon related to the Ares Trading Agreement and given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic immuno-oncology product candidates in the clinic under our exclusive channel partnership with Intrexon and our license agreement with The University of Texas M.D. Anderson Cancer Center, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
($ in thousands)
Net cash provided by (used in):
Operating activities	$(9,717)	$(8,654)
Investing activities	(17)	(2)
Financing activities	96,615	837

Net increase (decrease) in cash and cash equivalents	$86,881	$(7,819)

Net cash used in operating activities was $9.7 million for the three months ended March 31, 2015 compared to $8.7 million for the three months ended March 31, 2014. The increase in cash used in operating activities relates to increased immunotherapy expenses of $0.9 million.

Net cash used in investing activities was $17 thousand for the three months ended March 31, 2015 compared to $2 thousand for the three months ended March 31, 2014. The change was due to increased spending on property, plant, and equipment.

Net cash provided by financing activities was $96.6 million for the three months ended March 31, 2015 compared to $0.9 million for the three months ended March 31, 2014. The change is primarily attributable to financing proceeds of approximately $94.3 million associated with the company’s February 3, 2015 financing (see Note 2) and $2.5 million from stock option exercises.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2015, our accumulated deficit was approximately $450.8 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of March 31, 2015 was $120.1 million, consisting of $130.6 million in current assets and $10.5 million in current liabilities. Working capital as of December 31, 2014 was $33.3 million, consisting of $44.1 million in current assets and $10.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$2,854	$1,244	$1,313	$297	$—
Royalty and license fees	46,850	12,525	30,550	3,775	—

Total	$49,704	$13,769	$31,863	$4,072	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our royalty agreements with Southern Research Institute, requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. As part of the amended and restated License and Collaboration agreement with Solasia (see Note 6), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of three separate $250 thousand payments on November 3, 2015-2017. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of March 31, 2015. Included in the above table are obligations for the subleased portion of our New York office as noted in Note 6. We expect to receive a total of $306 thousand in the next year, $640 thousand in the next 2-3 years, and $195 thousand in the next 4-5 years from our subtenant in the New York office.

On January 13, 2015, the Company entered into a license agreement with The University of Texas M.D. Anderson Cancer Center as detailed in Note 6. The agreement includes minimum quarterly payments of $3.75 million included in the above table within “Royalty and License Fees”. The Company’s obligations related to this agreement are payments of $11.25 million in the column “Less than 1 Year”, $30 million in the column “2 – 3 Years” and $3.75 million in the column “4 – 5 Years.”

Off-balance sheet arrangements

During the three months ended March 31, 2015 and 2014, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2015.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2015, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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

In addition, the results of the limited clinical trials conducted by MD Anderson to date may not be replicated in future clinical trials. Our CAR-T product candidates may fail to show the desired safety and efficacy in clinical development and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR-T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our CAR-T and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our synthetic immuno-oncology product candidates.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2015, we had a net loss of $78.2 million, and, as of March 31, 2015, we have incurred approximately $450.8 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

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

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of synthetic immuno-oncology, further progress with the development of our other candidates may be significantly delayed and may depend on the licensing of those compounds to third parties.

As of March 31, 2015, we have approximately $129.7 million of cash and cash equivalents. Excluding the expected receipt in the second quarter of 2015 of $57.5 million from Intrexon related to the Ares Trading Agreement and given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2017. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2015, we had incurred approximately $450.8 million of cumulative net losses and had approximately $129.7 million of cash and cash equivalents. Excluding the expected receipt in the second quarter of 2015 of $57.5 million from Intrexon related to the Ares Trading Agreement and given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide. Also our estimates include the advancement of our synthetic immuno-oncology product candidates in the clinic under our Channel Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

Our products candidates use a synthetic immuno-oncology platform. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products could influence public acceptance of our product candidates. If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to synthetic biological engineering, our product candidates may not be accepted. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to the public acceptance and commercialization of our product candidates. Our ability to develop and commercialize products could be limited by public attitudes and governmental regulation.

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

Our use of synthetic immuno-oncology to develop product candidates may become subject to increasing regulation in the future.

Most of the laws and regulations concerning synthetic immuno-oncology relate to the end products produced using synthetic biology, but that may change. For example, the Presidential Commission for the Study of Bioethical Issues recommended in December 2010 that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the government lead an ongoing review of developments in the synthetic biology field and that the government conduct a reasonable risk assessment before the field release of synthetic organisms. Other findings and recommendations have been published by the Presidential Commission through 2014. Synthetic immuno-oncology may become subject to additional government regulations as a result of the recommendations, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations.

The technology on which our Channel Agreement with Intrexon Corporation is based in part on early stage technology in the field of human oncologic therapeutics.

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The synthetic immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. The Company is continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s synthetic immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

The synthetic immuno-oncology platform, in which we have acquired rights for cancer indications from Intrexon, includes two existing product candidates, Ad-RTS-IL-12+ veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our April 2013 workforce reduction plan, we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Dr. Cooper’s and Mr. Belbel’s employment are governed by a written employment agreement. Dr. Cooper and Mr. Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Cooper and Mr. Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Our synthetic immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, no gene therapy products have been approved in the United States and only one product has been approved in Europe.

We have recently focused our product research and development efforts on our synthetic immuno-oncology product candidates under our Channel Agreement with Intrexon. These products, including Ad-RTS-IL-12+ veledimex, are based on gene therapy technology. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our synthetic immuno-oncology platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our synthetic immuno-oncology product candidates on a timely or profitable basis, if at all.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. As we advance our synthetic immuno-oncology product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected for oncology product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

Our synthetic immuno-oncology product candidates may face competition in the future from follow-on biologics.

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

To date, we have exclusive rights to certain United States and foreign intellectual property with respect to our small molecule product candidates, with respect to the Intrexon technology, including the existing Intrexon product candidates, and with respect to CAR-T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the License Agreement with MD Anderson, future filings and applications require the agreement of each of MD Anderson, Intrexon and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Intrexon may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Intrexon may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Intrexon and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

The patent landscape in the field of synthetic immuno-oncology, which we are pursuing under our Channel Agreement with Intrexon, is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of synthetic immuno-oncology, including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Intrexon is early-stage technology and we are just beginning the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Price and volume fluctuations in the overall stock market;

•	Market conditions or trends in our industry or the economy as a whole;

•	Changes in operating performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	Changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities Exchange Commission, or SEC, and announcements relating to product development, litigation and intellectual property impacting us or our business;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.

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

As of March 31, 2015, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 18.2% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued an aggregate of 11,722,163 shares of our common stock, constituting the License Shares and the Incentive Shares, to MD Anderson pursuant to the License, and the License Shares Securities Issuance Agreement and Incentive Shares Securities Issuance Agreement entered into in connection therewith.

The issuance of the License Shares and the Incentive Shares was not registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the License Shares and the Incentive Shares has not and will not involve a public offering as MD Anderson is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offer and sale of the License Shares or the Incentive Shares.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, we purchased 33,931 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock. The following table provides information about these purchases of restricted shares for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to 31, 2015	19,330	$5.13
February 1 to 28, 2015	14,601	$10.06
March 1 to 31, 2015	—	$—

Total	33,931

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

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2015

/s/ Kevin G. Lafond
Kevin G. Lafond
Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 7, 2015

EXHIBIT INDEX

10.1	Letter Agreement by and between ZIOPHARM Oncology, Inc., Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center, dated as of January 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 14, 2015)

10.2	Securities Issuance Agreement by and among ZIOPHARM Oncology, Inc., The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (relating to the License Shares, as defined in the Registrant’s Current Report on Form 8-K filed January 14, 2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 14, 2015)

10.3	Securities Issuance Agreement by and among ZIOPHARM Oncology, Inc., The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (relating to the Incentive Shares, as defined in the Registrant’s Current Report on Form 8-K filed January 14, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 14, 2015)

10.4	Registration Rights Agreement by and among ZIOPHARM Oncology, Inc., The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 14, 2015)

10.5#	License Agreement by and among ZIOPHARM Oncology, Inc., Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center, dated as of January 13, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed January 28, 2015)

10.6##	License and Collaboration Agreement by and among Intrexon Corporation, ARES TRADING Trading S.A., and ZIOPHARM Oncology, Inc. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2015)

10.7	Second Amendment to Exclusive Channel Partner Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of March 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 2, 2015)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.
##	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.