Form 10-Q
period 2015-06-30
ZIOPHARM ONCOLOGY INC
filed 2015-08-10
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 25, 2015, was 130,852,061 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash;

•	the costs and timing of the development and commercialization of our pipeline products and services;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology and synthetic immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre-clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	our ability to achieve the results contemplated by our collaboration agreements;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our therapeutic products

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the impact of the deterioration of the credit and economic conditions in certain countries in Europe; and general economic conditions.

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

ZIOPHARM Oncology, Inc.

Part I—Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$118,550	$42,803
Receivables	89	145
Prepaid expenses and other current assets	4,441	1,139

Total current assets	123,080	44,087
Property and equipment, net	321	531
Deposits	128	128
Other non-current assets	509	491

Total assets	$124,038	$45,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,143	$2,004
Accrued expenses	8,752	7,182
Deferred revenue	816	1,360
Deferred rent—current portion	399	280

Total current liabilities	13,110	10,826
Deferred rent	470	570
Other long- term liabilities	17	—

Total liabilities	13,597	11,396

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 130,822,034 and 104,452,105 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	131	104
Additional paid-in capital—common stock	575,364	406,349
Accumulated deficit	(465,054)	(372,612)

Total stockholders’ equity	110,441	33,841

Total liabilities and stockholders’ equity	$124,038	$45,237

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30
	2015	2014	2015	2014
Research contract revenue	$272	$200	$544	$400

Operating expenses:
Research and development, including costs of research contracts	7,424	8,346	81,673	14,888
General and administrative	7,073	3,031	11,323	6,473

Total operating expenses	14,497	11,377	92,996	21,361

Loss from operations	(14,225)	(11,177)	(92,452)	(20,961)
Other income (expense), net	14	1	10	(8)
Change in fair value of warrants	—	5,600	—	5,682

Net loss	$(14,211)	$(5,576)	$(92,442)	$(15,287)

Net loss per share—basic and diluted	$(0.11)	$(0.06)	$(0.76)	$(0.15)

Weighted average common shares outstanding used to compute net loss per share—basic and diluted	128,413,417	100,422,564	120,953,279	100,326,416

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(unaudited)

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in		Total
			Capital	Accumulated	Stockholders’
	Shares	Amount	Common	Deficit	Equity
Balance at December 31, 2014	104,452,105	$104	$406,349	$(372,612)	$33,841
Stock-based compensation	—	—	4,577	—	4,577
Exercise of employee stock options	2,135,408	2	3,138	—	3,140
Restricted stock awards	1,050,000	1	(1)		—
Repurchase of common stock	(3,711)	—	(34)		(34)
Repurchase of restricted common stock	(33,931)	—	(246)	—	(246)
Issuance of common stock in public offering, net of $267 thousand in issuance expenses	11,500,000	12	94,308	—	94,320
Issuance of common stock in licensing agreement	11,722,163	12	67,273	—	67,285
Net loss	—	—	—	(92,442)	(92,442)

Balance at June 30, 2015	130,822,034	$131	$575,364	$(465,054)	$110,441

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(92,442)	$(15,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236	217
Stock-based compensation	4,577	2,435
Change in fair value of warrants	—	(5,682)
Common stock issued in exchange for license agreement	67,285	—
Loss on disposal of fixed assets	(1)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	55	113
Prepaid expenses and other current assets	(3,302)	957
Other noncurrent assets	(18)	15
Increase (decrease) in:
Accounts payable	1,138	25
Accrued expenses	1,569	1,416
Deferred revenue	(544)	(400)
Deferred rent	19	(98)
Other noncurrent liabilities	17

Net cash used in operating activities	(21,411)	(16,289)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(99)

Net cash used in investing activities	(22)	(99)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,140	1,317
Repurchase of restricted common stock	(246)	(132)
Repurchase of common stock	(34)	—
Proceeds from the issuance of common stock, net	94,320	—

Net cash provided by financing activities	97,180	1,185

Net increase (decrease) in cash and cash equivalents	75,747	(15,203)
Cash and cash equivalents, beginning of period	42,803	68,204

Cash and cash equivalents, end of period	$118,550	$53,001

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Exercise of equity-classified warrants to common shares	$—	$62
Issuance of common stock in license agreement	$67,285	$—

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. At June 30, 2015, the Company’s accumulated deficit was approximately $465.1 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures required by generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations.

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, or the “Form 10-K”.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$115,901	$115,901	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,290	$37,290	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at June 30, 2015 and 2014 consisted of the following:

	June 30,
	2015	2014
Stock options	3,543,331	6,041,162
Unvested restricted common stock	1,123,517	295,496
Warrants	—	10,496,467

	4,666,848	16,833,125

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupied 7,259 square feet of space in New York, NY, and maintained a $388 thousand letter of credit. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of June 30, 2015. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The Company retired assets as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. That space consisted of 5,249 square feet on the first floor, 8,538 square feet on the second floor, and 6,959 square feet on the third floor. In June 2012, the Company re-negotiated a master lease for the entire Boston office space, whereby it added 9,800 square feet of office space on the fourth floor, surrendered 4,113 square feet from the second floor, and incorporated all three lease agreements under the same master agreement expiring in August 2016. The Company provided an additional $41 thousand security deposit for the additional space on the fourth floor. As of June 30, 2015, a total security deposit of $127 thousand is included in deposits on the balance sheet.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in its Boston office to a subtenant. The Company remains liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from its subtenant. This sublease tenant vacated the leased premises in October 2014. At December 31, 2014, the Company applied the $20 thousand deposit received from the sublease tenant against its outstanding rent obligation. On March 31, 2015, the company recorded a loss of on the first floor sublease of $167 thousand. On May 22, 2015, the Company again subleased the vacant office space for approximately $105 thousand through August 2016 in which the tenant provided a security deposit of $17 thousand. Since the prior lease obligation has been fully expensed, rent received from the tenant will reduce current rent expense. At June 30, 2015, the Company occupies 21,184 square feet of space in its Boston, MA office.

Total rent expense was approximately $477 thousand and $305 thousand for the six months ended June 30, 2015 and 2014, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at June 30, 2015 and December 31, 2014 of $869 thousand ($399 thousand current and $470 thousand long-term) and $850 thousand ($280 thousand current and $570 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Intrexon Corporation

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon Corporation, or Intrexon that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of the Company and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which is collectively referred to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense these rights without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the Cancer Program, including the development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	Is being commercialized by the Company;

•	Has received regulatory approval;

•	Is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	Is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by the Company due to an uncured breach or a termination by Intrexon following an unconsented assignment by the Company or its election not to pursue development of a Superior Therapy (as defined in the Channel Agreement)).

The Company’s obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

On March 27, 2015, the Company and Intrexon entered into the Exclusive Channel Partner Amendment, or ECP Amendment, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T-Cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Intrexon/ZIOPHARM collaboration under the Channel Agreement. The ECP Amendment provides that Intrexon will pay to the Company fifty percent of all payments Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement.

License Agreement—The University of Texas M. D. Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas M.D. Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches Natural Killer, or NK Cells and T cell receptors, or TCR’s arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the MD Anderson License, MD Anderson received consideration consisting of $50 million in shares of the Company’s common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the MD Anderson License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The License Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the MD Anderson License.

In addition, pursuant to the MD Anderson License, MD Anderson has agreed to transfer to the Company certain existing research programs described in the MD Anderson License and to grant to Intrexon and the Company certain additional technology rights related thereto. In connection with such transfer, the terms of the MD Anderson License also require the Company and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which the Company will provide funding for certain research development, preclinical and clinical activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement was paid on April 13, 2015 and is included in other current assets at June 30, 2015. The Company also made the second quarterly payment of $3.75 million on July 13, 2015.

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term of the MD Anderson License, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by the Company and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and Intrexon and may be terminated by the mutual written agreement of the Company, Intrexon and MD Anderson.

On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the execution of the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on or prior to 8:00 am Pacific Time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

In connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the Company’s common stock held by MD Anderson on the date that the Registration Statement is filed Under the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (File No. 333-201826), was filed on April 1, 2015 in satisfaction of the Company’s obligations under the Registration Rights Agreement.

The Company has determined that the rights acquired in the MD Anderson License represent in process research and development with no alternative future use. Accordingly, the Company recorded a charge of $67.3 million to research and development expense representing the fair value of the 11,722,163 shares of its common stock on the date the MD Anderson License was executed.

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company and Intrexon entered into the Ares Trading Agreement with Ares Trading, a company within the pharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of Products (as defined below) for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans, which is referred to as the Field.

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

Consideration and Royalties

Ares Trading paid an upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Intrexon will pay 50% of the fee to the Company in accordance with the ECP Amendment, discussed above. Ares Trading will, pursuant to the terms of the Ares Trading Agreement, pay Intrexon certain fees for the research and development activities related to the Products.

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

Option

Intrexon may suggest a Target to Ares Trading, and if Ares Trading decides not to include such Target in a research program, it would be deemed to be an “Out-of-Scope Target” under the Ares Trading Agreement, Intrexon may, subject to certain conditions, independently exploit Products directed toward such Out-of-Scope Target at its own cost. The Ares Trading Agreement refers to such products as Out-of-Scope Products. Notwithstanding the foregoing, Intrexon may not develop a cell targeting an Out-of-Scope Target in the Field that according to the term defined in the Agreement would qualify as a “Competitive Product.” At the stage of finalization of the Phase 1 clinical trial enrollment of the first Out-of-Scope Product related to the Out-of-Scope Target, Ares Trading may exercise an option, or the Option, to make the Out-of-Scope Product a Product under the Ares Trading Agreement by notifying Intrexon it is doing so and by paying Intrexon a cash fee and paying increased royalties to Intrexon on such Product covered by the exercise of Ares Trading’s Option, subject to the other terms and conditions relating to royalty payments.

If Ares Trading does not exercise the Option related to an Out-of-Scope Target and Out-of-Scope Product, Intrexon may further exploit such Out-of-Scope Target and Out-of-Scope Product independently from Ares Trading (subject to the restrictions on Intrexon contained in the Ares Trading Agreement, including Intrexon’s obligation not to develop a Competitive Product), in consideration for which (i) Intrexon must pay to Ares Trading a lower double digit percentage of all financial and non-financial consideration received by Intrexon for or in connection with such Out-of-Scope Product, up to a capped amount, which is referred to as the One-Time Intrexon Program Option Fee and (ii) once the One-Time Intrexon Program Option Fee has been paid by Intrexon, Intrexon must provide a credit to Ares Trading under the Ares Trading Agreement, subject to certain conditions, of a mid-single digit percentage of all financial and non-financial consideration received by Intrexon for or in connection with such Out-of-Scope Target or Out-of-Scope Product.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

If either the Company or Intrexon, which for purposes of this paragraph, is referring to as the Acquiring Party, acquires a third party that has a program competitive to that described under the Ares Trading Agreement, the Acquiring Party may either divest such competitive program within 12 months or include all products under the acquired program as Out-of-Scope Products, which would then become subject to the Option.

If any of the Company, Intrexon, or Ares Trading, which for purposes of this paragraph, is referring to as the Acquired Party, merges with or consolidates with or is acquired by a third party the exclusivity obligations applicable to such person, as described above, will not apply, so long as (i) the competitive program does not use any intellectual property of the Acquired Party or Ares Trading, and (ii) does not utilize services of the personnel of the Acquired Party.

License Agreement with DEKK-Tec, Inc.

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., or DEKK-Tec, pursuant to which it was granted an exclusive, worldwide license for palifosfamide.

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

License Agreement with Southern Research Institute

On December 22, 2004, the Company entered into an Option Agreement with the Southern Research Institute, or SRI, pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs. On February 5, 2007, the Company exercised its option and entered into an exclusive license agreement. Under the license agreement, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2014, 2013, and 2012. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement have been reached or expensed since the agreement’s inception.

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

The Company issued options to purchase 50,222 shares outside of the Company’s stock option plans following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company’s rights under the agreement. On July 31, 2014, the Company amended and restated the License and Collaboration Agreement between the Company and Solasia Pharma K.K. or Solasia (see below), granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Licensors will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Company’s license agreement with the Licensors.

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

The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014. Management subsequently reassessed the period of performance related to the remaining transitional services to be completed under the amended and restated License and Collaboration Agreement and determined that the services are now expected to be completed by March 31, 2016. Accordingly, the Company has recorded $272 thousand and $544 thousand in revenue during the three and six months ended June 30, 2015 respectively, and $200 thousand and $400 thousand in revenue during the three and six months ended June 30, 2014. The remaining deferred revenue balance of $816 thousand at June 30, 2015 has been classified as current.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. During 2014, we determined to no longer pursue clinical development of indibulin. During the years ended December 31, 2014 and 2013, the installment payments of $250 thousand were met and expensed. No payments have been made during the six months ended June 30, 2015.

Collaboration Agreement with Harmon Hill, LLC

On June 27, 2013, the Company signed a collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of its oncology therapeutics, effective April 1, 2013. Under the agreement, the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. Extensions have increased the collaboration agreement through December 31, 2015. The Company expensed $45 thousand and $90 thousand for the three and six months ended June 30, 2015 respectively and $45 thousand and $90 thousand for the three and six months ended June 30, 2014.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

CRO Services Agreement with Novella Clinical, Inc.

On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides clinical research organization, or CRO, services in support of the Company’s clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella was entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones.

On August 18, 2014 and November 6, 2014, the Company signed two respective amendments of the Master Clinical Research Organization Services Agreement with Novella. The amendments reflect the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. During the year ended December 31, 2014, three clinical milestones were met and expensed totaling $236 thousand. The remaining milestone of $10 thousand was met and expensed during the quarter ended March 31, 2015. There are no remaining obligations under this agreement.

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

CRO Services Agreement with PPD Development, L.P.

The Company was party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides CRO services in support of the Company’s clinical trials. No milestones were achieved during 2014 or 2015 and no milestones remain.

CRO Services Agreement with Pharmaceutical Research Associates, Inc.

On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of the Company’s clinical trials. No milestones were achieved during 2014 or 2015 and no milestones remain.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, which is referred to as the Channel Agreement, with Intrexon. The Company’s director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company fifty percent of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (see Note 6). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the Existing ECP Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the License. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., the Chief Executive Officer of the Company, formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company also entered into a letter agreement with Intrexon and MD Anderson on January 9, 2015, which is referred to as the Letter Agreement, as well as a Securities Issuance Agreement, which is referred to as the License Shares Securities Issuance Agreement, another Securities Issuance Agreement, which is referred to as the Incentive Shares Securities Issuance Agreement, and a Registration Rights Agreement, which is referred to as the MD Anderson Registration Rights Agreement, with MD Anderson on January 13, 2015. As a result of the common stock issued to MD Anderson in connection with these transactions, MD Anderson became a beneficial holder of more than five percent of the Company’s common stock. (See Note 6).

On February 2, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (see Note 2) upon the same terms as others that participated in the offering.

On June 29, 2015, the Company purchased 3,711 shares of common stock from Intrexon, at a discount of 5% to the closing price of the Company’s common stock on the date of purchase, which represented fractional shares that resulted from Intrexon’s special stock dividend of the Company’s shares to Intrexon’s shareholders, for $34 thousand.

During the six months ended June 30, 2015, the Company expensed $7.4 million for services performed by Intrexon, of which $5.6 million is included within current liabilities. During the six months ended June 30, 2014, the Company expensed $5.6 million for services performed by Intrexon, of which $2.2 million was recorded within current liabilities.

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.

The Company follows accounting standards that provide guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative and classified as a liability. Accounting standards require that liability classified warrants be recorded at their fair value at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations. Fair value is measured using the Binomial/Monte Carlo valuation model.

There were no warrants outstanding at June 30, 2015 or December 31, 2014.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants – (continued)

Liability-Classified Warrants

In connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock, including the investor warrants and 464,520 warrants issued to the underwriters. The warrants had a 5 year term and expired in December 2014. Subject to certain exceptions, these warrants provided anti-dilution protection in the event the Company should subsequently issue common stock or common stock equivalents at a price less than the exercise price of the warrants then in effect.

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

The Company used the Binomial/Monte Carlo valuation model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at June 30, 2014:

2014
Risk-free interest rate	0.06%
Expected life in years	0.44
Expected volatility	70%
Expected dividend yield	0
Steps per year	54

The change in the fair value of the warrant liability resulted in a gain of $5.6 million and $5.7 million for the three and six months ended June 30, 2014, respectively. The change in the fair value of the warrant liability was charged to other income (expense) in the statements of operations.

During the six months ended June 30, 2014 there were 43,300 warrants exercised for 21,977 shares of common stock.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Common Stock

On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of the Company’s common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and 17, 2015, respectively. The net proceeds from the offering were approximately $94.3 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

On January 13, 2015, the Company, together with Intrexon, entered into the MD Anderson License with MD Anderson. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the MD Anderson License, MD Anderson received consideration of $50 million in shares of the Company’s common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the MD Anderson License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement. The License Shares were issued on March 11, 2015.

On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company and Intrexon entered into the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of the Company’s common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares were issued on March 11, 2015.

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$316	$410	$610	$786
General and administrative	3,169	802	3,967	1,649

Stock-based employee compensation expense	$3,485	$1,212	$4,577	$2,435

The Company granted an aggregate of 1,800 and 51,800 stock options during the three and six months ended June 30, 2015 with a weighted-average grant date fair value of $6.85 and $6.59 per share, respectively. The Company granted an aggregate of 23,800 and 104,300 stock options during the three and six months ended June 30, 2014 with a weighted-average grant date fair value of $2.84 and $3.23 per share, respectively.

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

On June 17, 2015, the Company extended the contractual life of 157,500 fully vested stock options held by a director.

For the three months ended June 30, 2015 and 2014, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2015	2014
Risk-free interest rate	1.69%	1.98%
Expected life in years	6	6
Expected volatility	85.57%	94.07%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the three months ended June 30, 2015 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	6,505,663	$4.07
Granted	51,800	9.11
Exercised	(2,860,299)	3.97
Cancelled	(153,833)	4.13

Outstanding, June 30, 2015	3,543,331	$4.23	3.89	$27,534

Vested and unvested expected to vest at June 30, 2015	3,491,349	$4.12	5.76	$27,130

Options exercisable, June 30, 2015	1,912,531	$4.12	5.76	$15,074

Options exercisable, December 31, 2014	3,781,162	$4.10	5.80	$4,130

Options available for future grant	3,635,802

At June 30, 2015, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.2 million. The cost is expected to be recognized over a weighted-average period of 1.49 years.

During the three months ended June 30, 3015, the Company issued 1,050,000 shares of restricted stock to employees, which vests ratably in annual installments over three years, commencing on the first anniversary of the grant date. No shares of restricted stock were issued during the three or six months ended June 30, 2014.

A summary of the status of unvested restricted stock for the three months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2014	144,508	$4.70
Granted	1,050,000	9.35
Vested	(70,991)	4.62
Cancelled	—	—

Non-vested, June 30, 2015	1,123,517	$9.05

At June 30, 2015, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $9.5 million. The cost is expected to be recognized over a weighted-average period of 1.93 years.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic immuno-oncology. Pursuant to an exclusive channel collaboration agreement (or “ECC”) with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s synthetic immuno-oncology platform for use in the field of oncology, which included a clinical stage product candidate, Ad-RTS-IL-12 used with the oral activator veledimex. The synthetic immuno-oncology platform is an industrialized engineering approach for molecular and cell biology and gene control. It employs an inducible gene-delivery system that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein.

We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer; data from these Phase 2 studies were presented in December 2014 at the American Association for Cancer Research, or AACR, and the Company is currently completing its analysis. We have recently announced the initiation of a Phase 1b/2 study following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer and the initiation of a Phase 1 study in patients with recurrent or progressive glioblastoma or Grade III malignant glioma, a form of brain cancer. Patients have been enrolled in both of these studies and recruitment of additional patients is on-going.

In addition to our synthetic immuno-oncology programs, Intrexon (and we, through our ECC agreement with Intrexon) recently obtained an exclusive, worldwide license to certain immuno-oncology technologies owned and licensed by The University of Texas M.D. Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer, or NK cells and T cell receptors, or TCRs. Combining these technologies with Intrexon’s technology suite and clinically tested RheoSwitch Therapeutic System®, or RTS®, cIL-12 modules, we plan to develop CAR-T and other immune cells that will target and kill cancer cells. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

On March 27, 2015, the Company and Intrexon entered into a global collaboration focused exclusively on chimeric antigen receptor T-cell (CAR-T) products with Ares Trading, or Ares,, a biopharmaceutical division of Merck KGaA, Darmstadt, Germany. Intrexon will share the economic provisions of this collaboration equally with the Company, including an upfront payment of $115 million received during the third quarter, milestones and royalties. Under the collaboration Ares has selected two CAR-T targets for which the Company will perform certain research activities that will in part be funded by Aries. Through the ECP between Intrexon and the Company, the Company will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Aries for clinical development and commercialization. The Company and Intrexon will also independently conduct research and development on other CAR-T candidates, with Merck having the opportunity during clinical development to opt-in to these candidates for additional payments.

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

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can rapidly and efficiently reprogram T cells to express a particular CAR or TCR construct that will enable the T cell to recognize and target cancer cells. CAR-T cells target cell surface tumor antigens, such as CD-19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR+ cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens. Natural killer cells target tumors with loss of HLAs, or tumors with no antigens. Most CAR-T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own blood, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where it is modified using a retrovirus to express the CAR or TCR, and then shipped back to be infused into the patient. The process can take several weeks to a month and is very labor intensive and costly. Currently, this complex technique can only be done in very sophisticated laboratories. We believe we will be able to manufacture our CAR-T cells and TCRs using non-viral methods, which we expect will enable a simpler process requiring only days or hours and result in a lower cost of manufacturing. Our non-viral methods could also potentially enable autologous point of care treatment, where a patient’s own T cells would be modified at or near the point of care, for example, utilizing a local blood bank, to express the CAR-T or TCR construct and then infused back into the patient, potentially during the same visit. In addition, we intend to use our non-viral methods to develop allogeneic treatments that can be used off-the-shelf. An allogeneic off-the-shelf treatment would enable a patient to be treated with a CAR-T construct that is created from a separate healthy donor, personalized for that patient, and then distributed to the point of care. Our non-viral methods, which we believe are nimble, fast and less costly than other approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RheoSwitch Therapeutic System® may give us the ability to control in vivo gene expression (on-off-on-off etc.) in CAR-T or TCR cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

Synthetic immuno-oncology Programs:

Ad-RTS-IL-12 + veledimex

Ad-RTS-IL-12 + veledimex has been evaluated in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. Ad-RTS-IL-12 + veledimex, our more advanced product candidate, uses our gene delivery system to produce IL-12, a potent, naturally occurring anti-cancer protein.

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

We reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma (brain cancer) in animal models through the use of the RTS® at the October 2013 AACR-NCI-EORTC conference. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health, or the RAC/NIH, for the initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas. The U.S Food and Drug Administration, or FDA, provided its agreement to proceed and we initiated the Phase 1 study during the second quarter of 2015. On July 23, 2015, the FDA granted orphan drug designation of Ad-RTS-IL-12 + veledimex for the treatment of malignant glioma. Orphan drug designation provides eligibility for a seven-year period of market exclusivity in the United States after product approval, an accelerated review process, accelerated approval where appropriate, grant funding, tax benefits and an exemption from user fees.

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

At the 2014 annual meeting of the American Association for Cancer Research, or AACR, in April 2014, we presented data from a preclinical study conducted jointly by us and Intrexon demonstrating the anti-tumor effects and tolerability of Ad-RTS-mIL-12 in a glioblastoma murine model. Veledimex was found to effectively cross the blood brain barrier, with dose-related increases in plasma and brain tissue exposure, and no accumulation in brain tissue following repeat dosing. The study data demonstrated that administration of Ad-RTS-mIL-12 + veledimex resulted in dose-related increases in survival of four- to five-fold, without exhibiting an adverse safety profile, when compared to median survival in vehicle control groups.

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

At the AACR 2014 Immunology and Immunotherapy Meeting in December 2014, together with Intrexon, we presented clinical results from the Ad-RTS-hIL-12 + veledimex studies in patients with advanced breast cancer and melanoma demonstrating local and systemic IL-12-mediated anti-cancer activity, as well as safety and control of both immune- and IL-12-mediated toxicity with use of the RTS® gene switch. In two open-label Phase 2 clinical studies, twelve patients with metastatic advanced stage breast cancer and twenty-six patients with metastatic melanoma were administered Ad-RTS-hIL-12. Following intra-tumoral injection of Ad-RTS-hIL-12, expression of IL-12 within patients was controlled by the RTS® gene switch using the oral activator ligand, veledimex, at doses ranging from 5mg to 160mg. All subjects had heavy tumor burden and disease progression at the time of enrollment, with mean number of prior therapies at 14 and 10 for breast cancer and melanoma patients, respectively. Treatment with Ad-RTS-hIL-12 + veledimex resulted in an increase in the immune cytokine IL-12 and downstream cytokines, IFN- g, IP-10 and IL-10, resulting in a significant increase in the number of CD8+ T-cells. Among seven evaluable subjects in the Phase 2 clinical study of Ad-RTS-IL-12 + veledimex in patients with recurrent or metastatic breast cancer, three had stable disease, including one triple negative breast cancer subject who crossed the primary endpoint of 16 week progression free survival, for a disease control rate (stable disease or better) of 43%. Target lesions and tumor burden were significantly reduced in approximately 40% of patients. In the Phase 1/2 study of Ad-RTS-hIL-12 + veledimex in subjects with unresectable stage III/IV melanoma, of eighteen evaluable subjects, one had a partial response and six had stable disease, for a disease control rate of 39%. In melanoma patients for whom a response was observed, there was evidence of local and systemic anti-cancer activity. The adverse event profile of Ad-RTS-hIL-12 + veledimex in both melanoma and breast cancer was predictable, reversible and characteristic of immune activation. The most common ≥ Grade 3 treatment emergent adverse events, or TEAEs, in breast cancer and melanoma included neutropenia and electrolyte abnormalities (21%) each, LFTs increased (16%), leukopenia (13%) and pyrexia, hypotension, lymphopenia, anemia, and cytokine release syndrome (11%) each. Importantly, all TEAEs and SAEs ≥ Grade 3 reversed rapidly upon discontinuation of veledimex oral dosing. As the treatment of advanced melanoma is undergoing a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, we are pursuing intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer, and will pause further development of Ad-RTS-IL-12 + veledimex in melanoma with intratumoral injection. However, through current strategic initiatives, we may utilize RTS-IL-12 + veledimex in cell based immunotherapy of melanoma and other cancers in the future.

We have completed the Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. We will present two poster presentations entitled “Demonstration of systemic antitumor immunity via intratumoral regulated expression of IL-12 in advanced breast cancer and melanoma patients” and “Demonstration of systemic antitumor immunity via intratumoral regulated expression of IL-12 as a gene therapy approach to treatment of cancer” at the upcoming CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference, Translating Science into Survival, September 16-19, 2015 in NY, NY. On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study will be conducted at the Memorial Sloan Kettering Cancer Center in New York. We have also initiated a multi-center Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the first half of 2015. We will report early data from this Phase 1 study as our abstract entitled “Intratumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma,” has been accepted for presentation at the upcoming Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX.

CAR-T, NK and TCR Cells

We are actively pursuing non-viral, genetic engineering technologies and approaches to propagation to develop novel CAR-T, NK and TCR cells. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS modules, represents a differentiated approach to genetically modified CAR-T cell and other immune cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation non-viral adoptive cellular therapies based on designer cytokines and CARs under control of RTS® technology targeting both hematologic malignancies and solid tumors. We plan to leverage the synergy between the platforms to accelerate a promising synthetic immuno-oncology pipeline, with up to five CAR-T therapies expected to enter the clinic in 2015 and programs for the development of allogeneic CAR-T therapies that can be used off-the-shelf expected to be initiated in 2016.

CAR trials	Target	Technology regarding CAR design and manufacturing	Time line
1	B-cell malignancies	1st generation	To be closed in 2015
2	B-cell malignancies	1st generation	To be closed in 2015
3	B-cell malignancies	2nd generation	To be open in 2015
4	Myeloid malignancies	2nd generation	To be open in 2016
5	ROR1+ malignancies	1st generation	May be closed in 2015

Research suggests that T cells can be re-programmed to have a very strong anti-cancer therapeutic effect through the expression of CARs to redirect specificity to tumors without HLA restrictions. One signature event within this field has resulted from the infusion of T cells expressing CARs into patients with B-cell leukemias and lymphomas. Many of these patients have responded to these new therapies with a durable and dramatic anti-tumor effect after infusing CD19-specific T cells. Despite the highly promising results that have been demonstrated by early researchers in the field, current technologies and approaches have shown a number of serious drawbacks, including toxicity, manufacturing complexity and expense. A particular problem is that infusions of T cells into patients with large amounts of disease have invariably led to significant issues of toxicity for recipient patients. These toxicities primarily involve three major, potentially catastrophic side-effects:

•	The rapid killing of tumor cells releases a large number intracellular constituents that are toxic to various organs and is called “tumor lysis syndrome” that can be fatal,

•	The supra-physiologic release of cytokines (“cytokine storm”) that causes fever, instability of blood pressure, mental status changes and on occasion, death, and

•	On-target, and off-tissue toxicity represented by the concomitant damage of normal B cells and loss of humoral (antibody) immunity.

We expect to be able to tightly control expansion and activation of CAR-T cells in the body, which has the potential to alleviate or abrogate these toxicities.

The platform exclusively licensed from MD Anderson by the Company and its collaboration partner Intrexon, uses the exclusive Sleeping Beauty, or SB, system, to generate and characterize new CAR-T designs, which enables a high throughput approach to evaluate the CAR-T candidates. In addition, we can rapidly assemble CARs, for example by using an “EZ-CAR-T” platform to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR-T molecules are evaluated in a “go/no go” system based on measurements of T-cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on activating and propagating cells, or AaPC, may provide a competitive advantage over other non-viral methods of modification. The SB system combined with AaPC can selectively propagate and thus retrieve CAR+ T cells suitable for human application. The time in culture with AaPC can be shortened to manufacture “minimally-manipulated” T cells within days of gene transfer by electroporation. Furthermore, we are exploring technologies that eliminate the need for in vitro propagation. Examples of other cell engineering techniques that we expect to employ with the SB system include induced pluripotent stem cell (iPSC) processing technologies combined with Laser-enabled Analysis and Processing, or LEAP®, which consists of computerized image-based selection and laser processing for very rapid cell identification and purification as well as AttSite® Recombinases, which involves stable, targeted gene integration and expression with proprietary serine recombinases.

The primary factor limiting the current deployment of a universal donor product is the potential for graft-vs-host response, or GVHD. GVHD occurs if infused third-party T cells regard the recipient’s body as foreign. Previous research from Dr. Cooper and colleagues at MD Anderson suggests that “universal” allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CD19-specific CAR+ T cells to eliminate expression of the endogenous a ß TCR, the gene responsible for triggering GVHD, without compromising CAR-dependent effector functions. Dr. Laurence Cooper and colleagues at MD Anderson also published research which demonstrated that T cells can be permanently modified to eliminate HLA-A expression, demonstrating how to a priori generate cells from one allogeneic donor for infusion into multiple recipients. These studies represent steps towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The translation of the SB system and AaPC for use in clinical trials has the potential to show how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential. We are expanding our initial trials targeting CD19 and planning to conduct additional trials with re-designed CAR-Ts expanding beyond CD19+ tumor cells.

Anticipated Milestones

We expect the following milestones to occur in 2015 and 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Early data is expected in the fourth quarter of 2015 for our Phase 1/2 study in Breast Cancer with standard of care.

•	Early data is expected in the fourth quarter of 2015 for our Phase 1 study of Glioblastoma multiforme (GBM).

•	CAR-T programs:

•	We expect to start Phase 1 study of next-generation CD19 CARs in 2015.

•	We expect to seek approval for a Phase 1 study of next-generation CAR with a controllable cytokine in 2016

•	We expect to seek approval for a CAR for myeloid malignancies in the first half of 2016.

•	We expect interim data on Phase 1 CARs studies in advanced leukemia and lymphomas in the fourth quarter of 2015.

•	We expect to initiate CAR-T cell studies for myeloid malignancies and solid tumors in 2016.

•	We expect initiate TCR-modified T cell studies in 2016

•	We expect to initiate allogeneic, off-the-shelf T-cell studies in 2016.

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

Small Molecule Programs

In addition to our synthetic immuno-oncology programs we maintain certain rights to three small molecule programs, palifosfamide (or isophosphoramide mustard), darinaparsin and indibulin, all of which we are no longer directly pursuing. With respect to palifosfamide, in March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. In addition, we recently received the overall survival endpoint data from our study of palifosfamide in combination with carboplatin and etoposide chemotherapy versus carboplatin and etoposide alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. This data was presented at ASCO in June 2015.

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

Financial Overview

Overview of Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenue. Revenue during the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
Collaboration revenue	$272	$200	$72	36%	$544	$400	$144	36%

Revenue for the three and six months ended June 30, 2015 has increased in comparison to revenue for the three and six months ended June 30, 2014. In connection with our March 7, 2011 collaboration agreement with Solasia Pharma K.K., we received $5.0 million in research and development funding which was being earned over the period of effort, originally estimated to be 75 months. In July 2014, we entered into an amended and restated License and Collaboration Agreement with Solasia (see Note 6), resulting in us no longer being obligated to continue our research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement which are not separable from the agreement and have no stand-alone value. As a result, we have determined that the estimated period for amortizing the upfront payment is now through March 31, 2016. Accordingly, we have recorded $272 thousand and $544 thousand in revenue during the three and six months ended June 30, 2015, while the remaining deferred revenue balance of $816 thousand at June 30, 2015 has been classified as current.

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
Research and development	$7,424	$8,346	$(922)	-11%	$81,673	$14,888	$66,785	449%

Research and development expenses for the three months ended June 30, 2015 decreased by $922 thousand when compared to the three months ended June 30, 2014. The change in research and development is due to a $620 thousand savings in payroll and employee related expenses as a result of reduced headcount and a $484 thousand decrease in clinical study costs offset by an increase in contracted outside services and other costs of $182 thousand.

Research and development expenses for the six months ended June 30, 2015 increased by $66.8 million when compared to the six months ended June 30, 2014. The increase is due to the fair value of the common shares issued to M.D. Anderson in consideration for the license in the amount of $67.3 million and increased immunotherapy expenses of $1.4 million offset by decreases in employee related and other costs of $1.9 million.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
General and administrative	$7,073	$3,031	$4,042	133%	$11,323	$6,473	$4,850	75%

General and administrative expenses for the three months ended June 30, 2015 increased by $4.0 million when compared to the three months ended June 30, 2014. The increase was primarily due to increases in employee stock compensation of 2.4 million, bonuses of $1.4 million and $0.2 million other.

General and administrative expenses for the six months ended June 30, 2015 increased by $4.9 million when compared to the six months ended June 30, 2014. The change was primarily due to increases in stock compensation of $2.4 million, bonuses of $1.4 million, $1.0 million in costs associated with contracted outside services related to the MD Anderson transaction and other expenses of $0.1 million.

Other income (expense). Other income (expense) for three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
Other income (expense), net	$14	$1	$13	1300%	$10	$(8)	$18	225%
Change in fair value of warrants	—	5,600	(5,600)	(100%)	—	5,682	(5,682)	(100%)

Total	$14	$5,601	$(5,587)		$10	$5,674	$(5,664)

The increase in other income (expense) from the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was due primarily to the change in the fair value of liability-classified warrants, which expired on December 9, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $118.6 million in cash and cash equivalents, compared to $42.8 million in cash and cash equivalents as of December 31, 2014. Excluding the receipt in the third quarter of 2015 of $57.5 million from Intrexon related to the Ares Trading Agreement and given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic immuno-oncology product candidates in the clinic under our exclusive channel partnership with Intrexon the M.D. Anderson License, and we expect that the costs associated with these product candidates, as well as additional product candidates in our pipeline, will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
($ in thousands)
Net cash provided by (used in):
Operating activities	$(21,411)	$(16,289)
Investing activities	(22)	(99)
Financing activities	97,180	1,185

Net increase (decrease) in cash and cash equivalents	$75,747	$(15,203)

Net cash used in operating activities was $21.4 million for the six months ended June 30, 2015 compared to $16.3 million for the six months ended June 30, 2014. The $5.1 million increase in cash used in operating activities is due to increased spending of $3.8 million related to MD Anderson quarterly payments as well as an increase in immunotherapy program expenses of $1.3 million.

Net cash used in investing activities was $22 thousand for the six months ended June 30, 2015 compared to $99 thousand for the six months ended June 30, 2014. The change was due to decreased spending on property, plant, and equipment.

Net cash provided by financing activities was $97.2 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014. The $96.0 million change in cash provided by financing activities is primarily attributable to proceeds of approximately $94.3 million associated with our February 2015 Public Offering (see Note 2) and $1.8 million from stock option exercises offset by $0.1 million other changes.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2015, our accumulated deficit was approximately $465.1 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of June 30, 2015 was $110.0 million, consisting of $123.1 million in current assets and $13.1 million in current liabilities. Working capital as of December 31, 2014 was $33.3 million, consisting of $44.1 million in current assets and $10.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$2,546	$1,249	$1,127	$170	$—
Royalty and license fees	43,100	16,275	26,800	25	—

Total	$45,646	$17,524	$27,927	$195	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our royalty agreements with Southern Research Institute, requiring minimum royalty payments, as well as our license agreement with The University of Texas M. D. Anderson Cancer Center, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. As part of the amended and restated License and Collaboration agreement with Solasia (see Note 6), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of three separate $250 thousand payments on November 3rd of 2015, 2016, and 2017. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of June 30, 2015. Included in the above table are obligations for the subleased portion of our New York and Boston offices as noted in Note 6. We expect to receive a total of $390 thousand in the next year, $661 thousand in the next 2-3 years, and $139 thousand in the next 4-5 years from our subtenants in the Boston and New York offices.

On January 13, 2015, we entered into the M.D. Anderson License as detailed in Note 6. The agreement includes minimum quarterly payments of $3.75 million included in the above table within “Royalty and License Fees”. Our obligations related to this agreement are payments of $15.0 million in the column “Less than 1 Year” and $26.5 million in the column “2 – 3 Years”.

Off-balance sheet arrangements

During the six months ended June 30, 2015 and 2014, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2015.

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

While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2015, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

*Our plans to develop and commercialize, through our License with MD Anderson and Intrexon and our Channel Agreement with Intrexon, nonviral adoptive cellular therapies based on designer cytokines and novel chimeric antigen receptor (CAR) T-cell therapies are new approaches to cancer treatment that present significant challenges in a competitive landscape and the success of our efforts depends in large part on our owned and licensed intellectual property, and our efforts may be affected by litigation and developments in intellectual property law outside of our control.

We intend to employ technologies licensed from MD Anderson pursuant to the MD Anderson License described above, and from Intrexon, pursuant to our existing Channel Agreement and ECP Amendment with Intrexon, to pursue the development and commercialization of nonviral adoptive cellular therapies based on cytokines and CARs under control of the RTS® technology targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T-cells ex vivo and infusing the engineered T-cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products; and

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors developing alternative CAR T-cell therapies.

We cannot be sure that immunotherapy technologies that we intend to develop in partnership with MD Anderson and Intrexon will yield satisfactory products that are safe and effective, scalable, or profitable. Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2015, we had a net loss of $92.4 million, and, as of June 30, 2015, we have incurred approximately $465.1 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

•	Continue to undertake clinical trials for product candidates;

•	Scale-up the formulation and manufacturing of our product candidates;

•	Seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program related inquiries;

•	Implement additional internal systems and infrastructure;

•	Hire additional personnel;

•	Begin to advance candidates pursuant to the MD Anderson License; and

•	Commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the License.

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

As of June 30, 2015, we have approximately $118.6 million of cash and cash equivalents. Excluding the receipt in the third quarter of 2015 of $57.5 million from Intrexon related to the Ares Trading Agreement and given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2017. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of June 30, 2015, we have incurred approximately $465.1 million of cumulative net losses and had approximately $118.6 million of cash and cash equivalents. Excluding the receipt in the third quarter of 2015 of $57.5 million from Intrexon related to the Ares Trading Agreement and given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide. Also our estimates include the advancement of our synthetic immuno-oncology product candidates in the clinic under our Channel Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

*Ethical, legal and social concerns about synthetic biologically engineered products could limit or prevent the use of our product candidates.

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

*Our use of synthetic immuno-oncology to develop product candidates may become subject to increasing regulation in the future.

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

Our Channel Agreement with Intrexon contemplates our using Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The synthetic immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s synthetic immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

*We will incur additional expenses in connection with our Channel Agreement with Intrexon Corporation.

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

We will incur additional expenses in connection with our License Agreement with The University of Texas M.D. Anderson Cancer Center

Pursuant to the MD Anderson License with MD Anderson, we, together with Intrexon, obtained an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell, T-NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. Pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Intrexon, agreed to enter into a research and development agreement pursuant to which we will provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15 and $20 million per year. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson and Intrexon to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items.

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

Under the MD Anderson License, we, together with Intrexon, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell, T-NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. When combined with Intrexon’s technology suite and ZIOPHARM’s clinically tested RheoSwitch Therapeutic System® interleukin-12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR-T cell and other immune cells by tightly controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

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

Because we currently have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and academic and other researchers to sell or license us their product candidates and technology.

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer, Caesar J. Belbel, our Chief Operating Officer, Executive Vice President and Chief Legal Officer and our principal scientific, regulatory, and medical advisors. Dr. Cooper’s and Mr. Belbel’s employment are governed by written employment agreements. Dr. Cooper and Mr. Belbel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Cooper and Mr. Belbel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

*Our synthetic immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, no gene therapy products have been approved in the United States and only one product has been approved in Europe.

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

*Our synthetic immuno-oncology product candidates may face competition in the future from follow-on biologics.

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

To date, we have exclusive rights to certain United States and foreign intellectual property with respect to our small molecule product candidates, with respect to the Intrexon technology, including the existing Intrexon product candidates, and with respect to CAR-T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., at MD Anderson. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Intrexon and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Intrexon may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Intrexon may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Intrexon and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

*Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

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

*If we breach any of the agreements under which we license rights to products or technology from others, we could lose license rights that are material to our business or be subject to claims by our licensors.

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our Channel Agreement with Intrexon and under the MD Anderson License. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

As of June 30, 2015, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 17.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, we purchased 3,711 shares of common stock from Intrexon, which were fractional shares that resulted from Intrexon’s special stock dividend of our shares to Intrexon’s shareholders. The following table provides information about our purchases of common stock for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
April 1 to April 30, 2015	—	$—
May 1 to May 31, 2015	—	$—
June 1 to June 30, 2015	3,711	$9.18

Total	3,711

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

Dated: August 10, 2015

/s/ Kevin G. Lafond
Kevin G. Lafond Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 10, 2015

EXHIBIT INDEX

10.1	Employment Agreement by and between ZIOPHARM Oncology, Inc. and Laurence James Neil Cooper, M.D., Ph.D., dated as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2015)

10.2	Amended and Restated Employment Agreement by and between ZIOPHARM Oncology, Inc. and Caesar J. Belbel, dated as of June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2015)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.