Form 10-Q
period 2015-09-30
ZIOPHARM ONCOLOGY INC
filed 2015-11-02
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 26, 2015, was 130,888,901 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the sufficiency of our cash, investments and our expected uses of cash;

•	the costs and timing of the development and commercialization of our products;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology and synthetic immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre-clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	our ability to achieve the results contemplated by our collaboration agreements;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our therapeutic products;

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the uncertainty of economic conditions in certain countries in Europe and Asia; and

•	general economic conditions.

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

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$163,843	$42,803
Receivables	369	145
Prepaid expenses and other current assets	8,268	1,139

Total current assets	172,480	44,087

Property and equipment, net	262	531
Deposits	128	128
Other non-current assets	491	491

Total assets	$173,361	$45,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,154	$2,004
Accrued expenses	18,138	7,182
Deferred rent - current portion	402	280
Deferred revenue - current portion	6,933	1,360

Total current liabilities	29,627	10,826

Deferred rent	379	570
Deferred revenue	49,514	—

Total liabilities	79,520	11,396

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 130,887,901 and 104,452,105 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	131	104
Additional paid-in capital - common stock	576,934	406,349
Accumulated deficit	(483,224)	(372,612)

Total stockholders’ equity	93,841	33,841

Total liabilities and stockholders’ equity	$173,361	$45,237

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Research contract revenue	$1,869	$633	$2,413	$1,033

Operating expenses:
Research and development, including costs of research contracts	16,970	9,733	98,643	24,621
General and administrative	3,065	2,842	14,388	9,315

Total operating expenses	20,035	12,575	113,031	33,936

Loss from operations	(18,166)	(11,942)	(110,618)	(32,903)

Other income (expense), net	(4)	2	6	(6)
Change in fair value of warrants	—	5,847	—	11,529

Net loss	$(18,170)	$(6,093)	$(110,612)	$(21,380)

Net loss per share - basic and diluted	$(0.14)	$(0.06)	$(0.89)	$(0.21)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	129,732,356	100,428,520	123,911,796	100,360,825

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated	Total Stockholder’s

	Shares	Amount	Common	Deficit	Equity
Balance at December 31, 2014	104,452,105	$104	$406,349	$(372,612)	$33,841
					—
Stock-based compensation	—	—	6,054	—	6,054
Exercise of employee stock options	2,208,268	2	3,364	—	3,366
Restricted stock awards	1,054,186	1	(1)	—	—
Repurchase of common stock	(3,711)	—	(34)	—	(34)
Repurchase of restricted common stock and stock options	(45,110)	—	(379)	—	(379)
Issuance of common stock in public offering net of $267 thousand in issuance expenses	11,500,000	12	94,308	—	94,320
Issuance of common stock in licensing agreement	11,722,163	12	67,273	—	67,285
Net loss	—	—	—	(110,612)	(110,612)

Balance at September 30, 2015	130,887,901	$131	$576,934	$(483,224)	$93,841

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(110,612)	$(21,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295	339
Stock-based compensation	6,054	3,583
Change in fair value of warrants	—	(11,529)
Common stock issued in exchange for license agreement	67,285	—
Loss on disposal of fixed assets	(1)	—
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(224)	(63)
Prepaid expenses and other current assets	(7,129)	464
Other noncurrent assets	—	15
Increase (decrease) in:
Accounts payable	2,150	1,531
Accrued expenses	10,956	1,447
Deferred revenue	55,087	(1,033)
Deferred rent	(69)	(154)

Net cash provided by (used in) operating activities	23,792	(26,780)

Cash flows from investing activities:
Purchases of property and equipment	(25)	(193)

Net cash used in investing activities	(25)	(193)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,366	1,323
Repurchase of restricted common stock	(379)	(132)
Repurchase of common stock	(34)	—
Proceeds from the issuance of common stock, net	94,320	—
Proceeds from exercise of warrants	—	3,700

Net cash provided by financing activities	97,273	4,891

Net increase (decrease) in cash and cash equivalents	121,040	(22,082)
Cash and cash equivalents, beginning of period	42,803	68,204

Cash and cash equivalents, end of period	$163,843	$46,122

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Exercise of equity-classified warrants to common shares	$—	$692

Issuance of common stock in license agreement	$67,285	$—

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc., which is referred to herein as “ZIOPHARM” or the “Company,” is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies and for graft-vs-host disease to address unmet medical needs.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. At September 30, 2015, the Company’s accumulated deficit was approximately $483.2 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, intellectual property developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business – (continued)

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Fair value measurements for stock-based compensation; and

•	Income taxes.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The accounting standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$160,930	$160,930	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,290	$37,290	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at September 30, 2015 and 2014 consisted of the following:

	September 30,
	2015	2014
Stock options	3,655,135	5,792,428
Unvested restricted common stock	1,127,703	283,433
Warrants	—	8,235,076

	4,782,838	14,310,937

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupied 7,259 square feet of space in New York, NY, and maintained a $388 thousand letter of credit. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of September 30, 2015. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The Company retired assets as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. That space consisted of 5,249 square feet on the first floor, 8,538 square feet on the second floor, and 6,959 square feet on the third floor. In June 2012, the Company re-negotiated a master lease for the entire Boston office space, whereby it added 9,800 square feet of office space on the fourth floor, surrendered 4,113 square feet from the second floor, and incorporated all three lease agreements under the same master agreement expiring in August 2016. The Company provided an additional $41 thousand security deposit for the additional space on the fourth floor. As of September 30, 2015, a total security deposit of $127 thousand is included in deposits on the balance sheet.

On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in its Boston office to a subtenant. The Company remains liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from its subtenant. This sublease tenant vacated the leased premises in October 2014. At December 31, 2014, the Company applied the $20 thousand deposit received from the sublease tenant against its outstanding rent obligation. On March 31, 2015, the Company recorded a loss of $167 thousand on the first floor sublease. On May 22, 2015, the Company subleased the vacant office space for approximately $105 thousand for the period of June 2015 through August 2016, and the tenant provided a security deposit of $17 thousand. Since the prior lease obligation has been fully expensed, rent received from the tenant will reduce current rent expense. At September 30, 2015, the Company occupies 21,184 square feet of space in its Boston, MA office.

Total rent expense was approximately $581 thousand and $445 thousand for the nine months ended September 30, 2015 and 2014, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at September 30, 2015 and December 31, 2014 of $781 thousand ($402 thousand current and $379 thousand long-term) and $850 thousand ($280 thousand current and $570 thousand long-term), respectively, which is recorded in deferred rent on the balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon Corporation, or Intrexon, that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement establishes committees comprised of representatives of the Company and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the Cancer Program, including the development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

On March 27, 2015, the Company and Intrexon entered into an Exclusive Channel Partner Amendment, or ECP Amendment, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T-Cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Intrexon/ZIOPHARM collaboration under the Channel Agreement. The ECP Amendment provides that Intrexon will pay to the Company fifty percent of all payments Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement.

Exclusive Channel Collaboration Agreement with Intrexon Corporation for Graft-Versus-Host Disease (GvHD)

On September 28, 2015, the Company, entered into a new Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon Corporation, or Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T-cells expressing membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express interleukin-2 to modulate immune function. The GvHD Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the GvHD Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization activities and intellectual property.

The GvHD Agreement grants the Company a worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products developed under the GvHD Program, or the Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of the Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the GvHD Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the GvHD Program including development, commercialization and certain aspects of manufacturing of the Products. Among other things, Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of the Products, certain other aspects of manufacturing, costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

The Company will pay Intrexon a technology access fee of $10 million in cash and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the GvHD Agreement, the GvHDAgreement also provides for equal sharing of the profits derived from the sale of the Products.

During the first 24 months after September 28, 2015, the GvHD Agreement may be terminated by (i) either party in the event of a material breach by the other, except for the failure of the other party to use diligent efforts or to comply with any diligence obligations set forth in the GvHD Agreement and (ii) Intrexon under certain circumstances if the Company assigns its rights under the GvHD Agreement without Intrexon’s consent. Following such twenty-four month period, Intrexon may also terminate the GvHD Agreement if the Company elects not to pursue the development of the GvHD Program identified by Intrexon that is a “Superior Therapy,” as such term is defined in the GvHD Agreement. Also following such period, the Company may voluntarily terminate the GvHD Agreement upon 90 days’ written notice to Intrexon.

Upon termination of the GvHD Agreement, the Company may continue to develop and commercialize any Product that, at the time of termination:

•	is being commercialized by the Company,

•	has received regulatory approval,

•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority, or

•	is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to a Company uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial (in the case of a termination by the Company due to an Intrexon uncured breach or a termination by Intrexon following an unconsented assignment by the Company or the Company’s election not to pursue development of a Superior Therapy).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

The Company’s obligation to pay 50% of net profits or revenue with respect to these “retained” products will survive termination of the GvHD Agreement.

The Company has determined that the rights acquired in the GvHD Agreement represent in-process research and development with no alternative future use. Accordingly, the Company recorded a charge of $10.0 million to research and development expense and included the obligation in current liabilities at September 30, 2015. The liability was subsequently paid in October 2015.

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T cell receptors, or TCR’s arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

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

On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of the Company’s common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the execution of the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on or prior to 8:00 am Pacific Time on January 14, 2015. The Incentive Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

On August 17, 2015, the Company, Intrexon and MD Anderson entered into a research and development agreement, or the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15 million and no greater than $20 million per year. The Company made two quarterly payments totaling an aggregate of $7.5 million under this arrangement. As of September 30, 2015, MD Anderson has used $372 thousand to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $7.1 million is included in other current assets at September 30, 2015. The Company made its third quarterly payment of $3.8 million on October 13, 2015.

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

Merck License and Collaboration Agreement

On March 27, 2015, the Company and Intrexon signed a worldwide License and Collaboration Agreement (“Merck Agreement”) with Ares Trading S.A. (“Ares Trading”), a subsidiary of the biopharmaceutical business of Merck KGaA, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Under the collaboration, Ares Trading will elect CAR-T targets, of which two have been selected, and for which Ares Trading will provide certain research funding. The Company is responsible for certain research and development expenditures. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company and Intrexon will also independently conduct research and development on other CAR-T candidates, with Ares Trading having the opportunity during clinical development to opt-in. The Company expects to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement.

Intrexon is entitled to receive $5.0 million payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company will be responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Merck Agreement. Pursuant to the ECP Amendment, the Company is entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

The Merck Agreement provides for up to $413.0 million of potential payments for certain development and commercial milestones for each product candidate, and royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. The Merck Agreement also provides for up to $50.0 million of payments upon the achievement of certain technical milestones. Intrexon will pay 50% of all milestone and royalty payments that it receives under the Merck Agreement to the Company pursuant to the ECP Amendment.

The term of the Merck Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Merck Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value from the research and development services. Accordingly, the Merck Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services, beginning with the commencement of the research and development services. During the three and nine months ended September 30, 2015, the Company recognized $1.6 million of revenue related to the Merck Agreement. The remaining balance of deferred revenue associated with the upfront payment was $55.9 million, of which $6.4 million is current and $49.5 million is classified as long term at September 30, 2015.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

Patent and Technology License Agreement—The University of Texas MD Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, the Company entered into a patent and technology license agreement with The Board of Regents of the University of Texas System, acting on behalf of The University of Texas MD Anderson Cancer Center and the Texas A&M University System, which the Company refers to, collectively, as the Licensors. Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

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

The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014. Management subsequently reassessed the period of performance related to the remaining transitional services to be completed under the amended and restated License and Collaboration Agreement and determined that the services are now expected to be completed by March 31, 2016. Accordingly, the Company has recorded $272 thousand and $816 thousand in revenue during the three and nine months ended September 30, 2015 respectively, and $633 thousand and $1.0 million in revenue during the three and nine months ended September 30, 2014. The remaining deferred revenue balance of $544 thousand at September 30, 2015 has been classified as current.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. During 2014, we determined to no longer pursue clinical development of indibulin. During the years ended December 31, 2014 and 2013, the installment payments of $250 thousand were met and expensed. No payments have been made during the nine months ended September 30, 2015.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, which is referred to as the Channel Agreement, with Intrexon (Note 6). The Company’s director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company fifty percent of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (Note 6). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., the Chief Executive Officer of the Company, formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred $67.3 million charge. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. As a result of the common stock issued to MD Anderson in connection with these transactions, MD Anderson became a beneficial holder of more than five percent of the Company’s common stock. (Note 6).

On February 2, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (Note 2) upon the same terms as others that participated in the offering.

On June 29, 2015, the Company purchased 3,711 shares of common stock from Intrexon, at a discount of 5% to the closing price of the Company’s common stock on the date of purchase, which represented fractional shares that resulted from Intrexon’s special stock dividend of the Company’s shares to Intrexon’s shareholders, for $34 thousand.

During the nine months ended September 30, 2015, the Company expensed $11.7 million for services performed by Intrexon, of which $5.7 million is included within current liabilities. During the nine months ended September 30, 2014, the Company expensed $9.1 million for services performed by Intrexon, of which $2.3 million was recorded within current liabilities.

On September 28, 2015, ZIOPHARM Oncology, Inc., or the Company, entered into an Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon Corporation, or Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD (Note 6).

The Company will pay Intrexon a technology access fee of $10 million in cash and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the ECC Agreement, the ECC Agreement also provides for equal sharing of the profits derived from the sale of the Products (Note 6). The liability was subsequently paid in October 2015.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.

The Company follows accounting standards that provide guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative and classified as a liability. Accounting standards require that liability classified warrants be recorded at their fair value at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the statement of operations. Fair value is measured using the Binomial/Monte Carlo valuation model.

There were no warrants outstanding at September 30, 2015 or December 31, 2014.

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

The Company used the Binomial/Monte Carlo valuation model to estimate the value of the liability-classified warrants. The following assumptions were used in the Binomial/Monte Carlo valuation model at September 30, 2014:

2014
Risk-free interest rate	0.02%
Expected life in years	0.19
Expected volatility	65%
Expected dividend yield	0
Steps per year	125

The change in the fair value of the warrant liability resulted in a gain of $5.8 million and $11.5 million for the three and nine months ended September 30, 2014, respectively. The change in the fair value of the warrant liability was charged to other income (expense) in the statement of operations.

During the nine months ended September 30, 2014, there were 2,292,362 warrants exercised for 1,991,409 shares of common stock.

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

On January 13, 2015, the Company, together with Intrexon, entered into the MD Anderson License. Pursuant to the terms of the MD Anderson License, MD Anderson received consideration of 11,722,163 shares of the Company’s common stock (Note 6).

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Research and development	$264	$340	$874	$1,126
General and administrative	1,213	808	5,180	2,457

Stock-based employee compensation expense	$1,477	$1,148	$6,054	$3,583

The Company granted an aggregate of 203,000 and 254,800 stock options during the three and nine months ended September 30, 2015 with a weighted-average grant date fair value of $8.49 and $8.10 per share, respectively. The Company granted an aggregate of 10,000 and 114,300 stock options during the three and nine months ended September 30, 2014 with a weighted-average grant date fair value of $2.29 and $3.15 per share, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation (continued)

On March 31, 2014, the Company extended the contractual life of 71,167 fully vested stock options held by one employee for an additional 9 months.

On March 31, 2014, the Company extended the contractual life of 33,333 fully vested stock options and 66,667 unvested stock options held by one employee for an additional 6 months.

On September 8, 2014, the Company extended the contractual life of 82,834 fully vested stock options and 23,333 unvested stock options held by one employee for an additional 3 months.

On September 15, 2014, the Company extended the contractual life of 39,167 fully vested stock options and 113,333 unvested stock options held by one employee for an additional 27 months.

On June 17, 2015, the Company extended the contractual life of 157,500 fully vested stock options held by a director for an additional 48 months.

The additional expense for the above modifications totaled $325 thousand for the year ended December 31, 2014 and $201 thousand for the nine months ended September 30, 2015.

For the three months ended September 30, 2015 and 2014, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2015	2014
Risk-free interest rate	1.66 - 1.93%	2.03%
Expected life in years	6	6
Expected volatility	80.01 - 81.17%	92.36%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2015 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	6,505,663	$4.07

Granted	254,800	11.61
Exercised	(2,938,161)	3.96
Cancelled	(167,167)	4.13

Outstanding, September 30, 2015	3,655,135	$4.69	7.09	$16,481

Vested and unvested expected to vest at September 30, 2015	3,579,108	$4.09	5.59	$16,139

Options exercisable, September 30, 2015	1,886,001	$4.09	5.59	$9,277

Options exercisable, December 31, 2014	3,781,162	$4.10	5.80	$4,130

Options available for future grant	3,441,950

At September 30, 2015, total unrecognized compensation costs related to unvested stock options outstanding amounted to $5.1 million. The cost is expected to be recognized over a weighted-average period of 1.59 years.

During the three and nine months ended September 30, 2015, the Company issued 4,186 and 1,054,186 shares of restricted stock to employees and directors. The employee grants vest ratably in annual installments over three years, commencing on the first anniversary of the grant date and the director grant vests in total on December 31, 2015. No shares of restricted stock were issued during the three or nine months ended September 30, 2014.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2014	144,508	$4.70
Granted	1,054,186	9.36
Vested	(70,991)	4.62
Cancelled	—	—

Non-vested, September 30, 2015	1,127,703	$9.06

At September 30, 2015, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $8.6 million. The cost is expected to be recognized over a weighted-average period of 1.83 years.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company that seeks to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that can address unmet medical needs through synthetic immuno-oncology. Pursuant to an exclusive channel partner agreement (or Channel Agreement) with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s synthetic immuno-oncology platform for use in the field of oncology, which included a clinical stage product candidate, Ad-RTS-IL-12 used with the oral activator veledimex. The synthetic immuno-oncology platform is an industrialized engineering approach for molecular and cell biology and gene control. It employs an inducible gene-delivery system that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex uses this gene delivery system to produce Interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. The Company is also pursuing the development of therapies to address graft-versus-host disease, or GvHD.

We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer. Initial data from these Phase 2 studies was presented in December 2014 at the American Association for Cancer Research, or AACR, and the Company is currently completing data analysis and subsequently publish in a scientific journal. We have announced the initiation of a single-center Phase 1b/2 study following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer and the initiation of a multi-center Phase 1 study in patients with recurrent or progressive glioblastoma (GBM) or Grade III malignant glioma, a form of brain cancer. Patients have been enrolled in both of these studies and recruitment of additional patients is on-going. We anticipate that early data from the GBM trial will be presented under an abstract at the upcoming Society for Neuro-Oncology meeting in November 2015. The Company will also present information about the ongoing breast cancer trial at the San Antonio Breast Cancer Symposium in December 2015.

In addition to our synthetic immuno-oncology programs, pursuant to our Channel Agreement, we, together with Intrexon, obtained an exclusive, worldwide license to certain immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer, or NK cells and T cell receptors, or TCRs. We plan to develop genetically modified T cells and other immune cells that will target and kill cancer cells. Control systems are also being developed using Intrexon’s RheoSwitch Therapeutic System® (RTS®) for receptor expression as well as for the conditional ablation of genetically modified cells using a kill switch. We plan to leverage the synergy between the platforms to accelerate a synthetic immuno-oncology pipeline and programs for the development of allogeneic CAR-T therapies that can be used as off-the-shelf therapy. During 2015, the Company was in the clinic with two CAR-T therapies, and expects to enter the clinic with a third CAR-T therapy prior to the end of the year. The Company expects to enter the clinic with an additional CAR-T therapy for myeloid malignancies in 2016. The Company also expects to conduct a research program for the development of an allogenic CAR-T therapy in 2016, and plans to initiate programs investigating T cells genetically modified to express TCR as well as therapy developed from the use of NK cells, with preclinical studies planned for 2016 and clinical studies in 2017.

We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer. On March 27, 2015, we entered into a global collaboration with Intrexon focused exclusively on chimeric antigen receptor T-cell, or CAR-T, products with Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA. Intrexon will share the economic provisions of this collaboration equally with us, including an upfront payment of $115.0 million received in July 2015, milestones and royalties. Under the collaboration Ares has selected two CAR-T targets for which we will perform certain research activities that will, in part, be funded by Ares. Pursuant to the terms of the Exclusive Channel Partner Amendment, or ECP Amendment, we will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug stage, the programs will be transferred to Ares for clinical development and commercialization. We, together with Intrexon will also independently conduct research and development on other CAR-T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments.

On September 28, 2015, the Company entered into a new Exclusive Channel Collaboration with Intrexon to develop treatments for graft-versus-host disease (GvHD), a major complication of allogeneic hematopoietic stem-cell transplantation (HSCT) which significantly impairs the quality of life and survival of many recipients. The collaboration will focus on addressing the underlying pathologies of GvHD through engineered cell platforms to express and deliver interleukin-2 (IL-2), a cytokine critical for modulation of the immune system. The Company believes that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, the companies plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted treatment of GvHD. The first approach is expected to utilize the infusion of regulatory T cells (Tregs) conditionally expressing IL-2 utilizing the RheoSwitch platform. The second approach is expected to utilize the deployment of orally-delivered microbe-based ActoBiotics® therapeutics expressing IL-2 to modulate immune function.

Allogeneic HSCT is used for the treatment of various diseases including hematological malignancies, immunological deficiencies as well as non-malignant conditions. Approximately 40 to 60% of HSCT recipients develop GvHD, either acute or chronic, when immune (graft) cells in a transplant patient recognize their engrafted host as foreign and attack the patient’s (host) cells. Immunosuppressive agents and systemic steroids routinely used to treat GvHD have limited efficacy and toxicity, defining the need for safer, more effective therapies. Human studies have shown that administration of low-dose subcutaneous IL-2 in patients with steroid-refractory GvHD acts via Tregs to ameliorate its manifestations.

Enabling Technology

Synthetic immuno-oncology entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. Synthetic immuno-oncology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Synthetic immuno-oncology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug. A further embodiment of this technology is the ability to eliminate genetically modified immune cells after infusion.

On January 6, 2011, we entered into the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s synthetic immuno-oncology platform with our capabilities to translate science to the patient. As a result, our DNA synthetic immuno-oncology platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off (and on and off repeatedly) the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS®, platform. Our initial drug candidate being developed using the synthetic immuno-oncology platform is Ad-RTS-IL-12 + veledimex.

More detailed descriptions of our clinical development for each are set forth below under the caption “Product candidates.”

Immuno-oncology

Immuno-oncology, which typically utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells contain mutated proteins and may overexpress other proteins usually found in the body at low levels. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in a highly efficient process known as immune surveillance. Central players in immune surveillance are types of white blood cell known as the T cell and NK cell. In healthy individuals, T cells and NK cells identify and kill infected or abnormal cells, including cancer cells. Cancer cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence. In the recent past, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system.

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can rapidly and efficiently reprogram T cells to express a particular CAR or TCR construct that will enable the T cell to recognize and target cancer cells. CAR-T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR-T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where the isolated mononuclear white blood cells are modified using a retrovirus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take several weeks to a month and is very labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture our CAR-T cells and TCRs using viral and non-viral methods. The latter may result in a reduced cost of manufacturing. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an off-the-shelf treatment. An allogeneic off-the-shelf (also referred to as universal donor) treatment would enable a patient to be treated with a CAR-T construct that is created from a separate healthy donor, genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are nimble, fast and less costly than other approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RheoSwitch Therapeutic System® and/or kill switches may give us the ability to control in vivo gene expression (on-off-on-off etc.) in CAR-T or TCR cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

It is reported that there are more than 100 different varieties of cancer. Carcinomas, the most common type of cancer, originate in tissues that cover a surface or line a cavity of the body. Lymphomas are cancers of the lymph system, which is a circulatory system that bathes and cleanses the body’s cells. Leukemias involve blood-forming tissues and blood cells. As their name indicates, brain tumors are cancers that begin in the brain, skin cancers, including melanomas, originate in the skin, while soft tissue sarcoma arises in soft tissue. Cancers are considered metastatic if they spread through the blood or lymphatic system to other parts of the body to form secondary tumors.

Cancer is caused by a series of mutations (alterations) in genes that control cells’ ability to grow and divide. Some mutations are inherited; others arise from environmental factors such as smoking or exposure to chemicals, radiation, or viruses that damage cells’ DNA. The mutations cause cells to divide relentlessly or lose their normal ability to die.

According to the American Cancer Society, it is estimated that about 1,658,370 new cases of cancer are expected to be diagnosed in 2015 and about 589,430 Americans are expected to die from cancer in 2015. The cost of treating cancer is significant. The Agency for Healthcare Research and Quality estimates that the direct medical cost of cancer in 2011 was $88.7 billion.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, chemotherapy and immunotherapy. Newer approaches such as anti-angiogenic and targeted therapies are rapidly evolving. Other treatment for cancer may involve supportive care. While there are many experimental treatments under investigation, including DNA and other immunological-based therapies, we believe cancer treatment will remain a significant unmet medical need.

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

Glioblastoma is recognized as the most frequent malignant brain tumor in adults and is associated with a particularly aggressive course and dismal prognosis. The current standard of care is based on surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. Such aggressive treatment, however, is associated with only modest improvements in survival resulting in a very high unmet medical need.

We initially reported the controlled local expression of IL-12 as an immunotherapeutic treatment of glioma (brain cancer) in animal models through the use of the RTS® at the October 2013 AACR-NCI-EORTC conference. Veledimex brain penetration was demonstrated in normal mice and monkeys with intact blood brain barriers. Treatment with Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex both demonstrated dose-related increase in survival in the mouse GL-261 glioma model with no adverse clinical signs observed. In December 2013, we announced the unanimous approval of the Recombinant DNA Advisory Committee of the National Institutes of Health, or the RAC/NIH, for our proposed initiation of a Phase 1 study of Ad-RTS-IL-12 + veledimex, in subjects with recurrent or progressive high grade gliomas. We received approval from the U.S Food and Drug Administration, or FDA, and we initiated the Phase 1 study during the second quarter of 2015. On July 23, 2015, the FDA granted orphan drug designation of Ad-RTS-IL-12 + veledimex for the treatment of malignant glioma. Orphan drug designation provides eligibility for a seven-year period of market exclusivity in the United States after product approval, an accelerated review process, accelerated approval where appropriate, grant funding, tax benefits and an exemption from user fees.

At the 2014 annual meeting of the AACR in April 2014, we presented data from a preclinical study conducted jointly by us and Intrexon demonstrating the anti-tumor effects and tolerability of Ad-RTS-mIL-12 in a glioblastoma murine model. Veledimex was found to effectively cross the blood brain barrier, with dose-related increases in plasma and brain tissue exposure, and no accumulation in brain tissue following repeat dosing. The study data demonstrated that administration of Ad-RTS-mIL-12 + veledimex resulted in dose-related increases in survival of four- to five-fold, without exhibiting an adverse safety profile, when compared to median survival in vehicle control groups.

At the 17th Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, in May 2014, we presented results demonstrating the potent anti-tumor and anti-cancer stem cell effects of Ad-RTS-IL-12 in a preclinical glioma model. Results from human and laboratory studies of Ad-RTS-IL-12 demonstrated that precise control of IL-12 gene expression levels can be achieved using Intrexon’s RTS®. Rapid, tight modulation of in vivo expression of IL-12 using the activator ligand, veledimex, was demonstrated across these studies. When IL-12 expression was “switched on,” it rapidly led to expression and an immune response. This immune response was characterized by an increase in tumor infiltrating lymphocytes with system wide immune activation. The data presented in May 2014 further demonstrated that Ad-RTS-IL-12 has potent anti-cancer effects in a glioma model, showing both a reduction in tumor mass and prolonged survival when compared to existing treatment standards. The data also showed a significant reduction in cancer stem cells, as measured by dramatically reduced nestin levels. Cancer stem cells are thought to play a critical role in recurrence and metastasis.

At the AACR 2014 Immunology and Immunotherapy Meeting in December 2014, together with Intrexon, we presented clinical results from the Ad-RTS-hIL-12 + veledimex studies in patients with advanced breast cancer and melanoma demonstrating local and systemic IL-12-mediated anti-cancer activity, as well as safety and control of both immune- and IL-12-mediated toxicity with use of the RTS® gene switch. In two open-label Phase 2 clinical studies, twelve patients with metastatic advanced stage breast cancer and twenty-six patients with metastatic melanoma were administered Ad-RTS-hIL-12. Following intra-tumoral injection of Ad-RTS-hIL-12, expression of IL-12 within patients was controlled by the RTS® gene switch using the oral activator ligand, veledimex, at doses ranging from 5mg to 160mg. All subjects had heavy tumor burden and disease progression at the time of enrollment, with mean number of prior therapies at 14 and 10 for breast cancer and melanoma patients, respectively. Treatment with Ad-RTS-hIL-12 + veledimex resulted in an increase in the immune cytokine IL-12 and downstream cytokines, IFN-g, IP-10 and IL-10, resulting in a significant increase in the number of CD8+ T-cells. Among seven evaluable subjects in the Phase 2 clinical study of Ad-RTS-IL-12 + veledimex in patients with recurrent or metastatic breast cancer, three had stable disease, including one triple negative breast cancer subject who crossed the primary endpoint of 16 week progression free survival, for a disease control rate (stable disease or better) of 43%. Target lesions and tumor burden were significantly reduced in approximately 40% of patients. In the Phase 1/2 study of Ad-RTS-hIL-12 + veledimex in subjects with unresectable stage III/IV melanoma, of eighteen evaluable subjects, one had a partial response and six had stable disease, for a disease control rate of 39%. In melanoma patients for whom a response was observed, there was evidence of local and systemic anti-cancer activity. The adverse event profile of Ad-RTS-hIL-12 + veledimex in both melanoma and breast cancer was predictable, reversible and characteristic of immune activation. The most common ≥ Grade 3 treatment emergent adverse events, or TEAEs, in breast cancer and melanoma included neutropenia and electrolyte abnormalities (21%) each, LFTs increased (16%), leukopenia (13%) and pyrexia, hypotension, lymphopenia, anemia, and cytokine release syndrome (11%) each. Importantly, all TEAEs and SAEs ≥ Grade 3 reversed rapidly upon discontinuation of veledimex oral dosing. As the treatment of advanced melanoma is undergoing a rapid evolution with the introduction and approval of highly promising new single and combination agents, the standard of care in this indication has become uncertain, resulting in a much more competitive and commercially unpredictable environment. As a result, we are pursuing intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer, and will pause further development of Ad-RTS-IL-12 + veledimex in melanoma with intratumoral injection. However, through current strategic initiatives, we may utilize RTS-IL-12 + veledimex in cell-based immunotherapy of melanoma and other cancers in the future.

We have completed the Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. We presented two poster presentations entitled “Demonstration of systemic antitumor immunity via intratumoral regulated expression of IL-12 in advanced breast cancer and melanoma patients” and “Demonstration of systemic antitumor immunity via intratumoral regulated expression of IL-12 as a gene therapy approach to treatment of cancer” at the CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference, Translating Science into Survival on September 16-19, 2015 in NY, NY.

On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study is being conducted at the Memorial Sloan Kettering Cancer Center in New York. We will report early data from this study in our abstract titled “Phase 1b/2 study of intratumoral Ad-RTS-hIL-12 + veledimex in patients with chemotherapy-responsive locally advanced or metastatic breast cancer” which has been accepted for a poster presentation at the San Antonio Breast Cancer Symposium, December 8-12, 2015 in San Antonio, TX. We have also initiated a multi-center Phase 1 trial to evaluate Ad-RTS-IL-12 + veledimex as a single agent in the treatment of patients with brain cancer in the first half of 2015. We intend to report early data from this Phase 1 study in our abstract titled “Intratumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma,” has been accepted for presentation at the upcoming Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX.

CAR-T, NK and TCR Cells

We are actively pursuing viral and non-viral genetic engineering technologies and approaches to propagation to develop novel CAR-T, NK and TCR cells. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS modules and/or kill switches, represents a differentiated approach to genetically modified T cells and other immune cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation non-viral and viral adoptive cellular therapies based on designer cytokines, CARs and TCR’s targeting both hematologic malignancies and solid tumors. Through the MD Anderson License, the Company was able to enter the clinic with two CAR-T therapies, and expects to enter the clinic with a third CAR-T therapy prior to the end of the year. The Company expects to enter the clinic with an additional CAR-T therapy for myeloid malignancies in 2016. The Company also expects to conduct a research program for the development of an allogenic CAR-T therapy in 2016, and plans to initiate programs investigating T cells genetically modified to express TCR as well as therapy developed from the use of NK cells, with preclinical studies planned for 2016 and clinical studies in 2017.

Research suggests that T cells can be re-programmed to have strong anti-cancer therapeutic effect through the expression of CARs to redirect specificity to tumors without HLA restriction. One signature event within this field has resulted from the infusion of T cells expressing CARs into patients with B-cell leukemias and lymphomas. Many of these patients have responded to these new therapies with a durable and dramatic anti-tumor effect after infusing CD19-specific T cells. Despite the highly promising results that have been demonstrated by early researchers in the field, current technologies and approaches have shown a number of serious drawbacks, including toxicity, manufacturing complexity and expense. A particular problem is that infusions of T cells into patients with large amounts of disease have invariably led to significant issues of toxicity for recipient patients. These toxicities primarily involve three major, potentially catastrophic side-effects:

•	The rapid killing of tumor cells releases a large number intracellular constituents that are toxic to various organs and is called “tumor lysis syndrome” that can be fatal,

•	The supra-physiologic release of cytokines (“cytokine storm”) that causes fever, instability of blood pressure, mental status changes and on occasion, death, and

•	On-target and off-tissue toxicity represented by the concomitant damage of normal B cells and loss of humoral (antibody) immunity.

We expect to be able to tightly control expansion and activation of CAR-T cells in the body, which has the potential to alleviate or abrogate these toxicities.

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the exclusive Sleeping Beauty, or SB, system, to generate and characterize new CAR-T and TCR designs, which enables a high throughput approach to evaluate the genetically modified immune cells. In addition, we can rapidly assemble CARs and TCR’s to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR-T and TCR molecules are evaluated in a “go/no go” system based on measurements of T-cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on activating and propagating cells, or AaPC, may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus retrieve CAR expressing T cells suitable for human application. The time in culture with AaPC may be shortened to manufacture “minimally-manipulated” T cells within days of gene transfer by electroporation. Furthermore, we are exploring technologies that eliminate the need for in vitro propagation. We are also exploring the use of lentivirus to genetically reprogram T cells with CAR and TCR to redirect T-cell specificity. Examples of other cell engineering techniques that we expect to employ with the SB system include induced pluripotent stem cell (iPSC) processing technologies combined with Laser-enabled Analysis and Processing, or LEAP®, which consists of computerized image-based selection and laser processing for very rapid cell identification and purification as well as AttSite® Recombinases, which involves stable, targeted gene integration and expression with proprietary serine recombinases.

The primary factor limiting the current deployment of a universal donor product is the potential for graft-vs-host response, or GvHD. GvHD occurs if infused third-party T cells regard the recipient’s body as foreign. Previous research from Dr. Cooper and colleagues at MD Anderson suggested that “universal” or off the shelf allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CD19-specific CAR expressing T cells to eliminate expression of the endogenous a ß TCR, the receptor most responsible for triggering GvHD, without compromising CAR-dependent effector functions. Dr. Laurence Cooper and colleagues at MD Anderson also published research which demonstrated that T cells can be permanently modified to eliminate TCR expression, demonstrating how to a priori generate cells from one allogeneic donor for infusion into multiple recipients. These studies represent steps towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The translation of the SB system and AaPC for use in clinical trials has the potential to show how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential. We are expanding our initial trials targeting CD19 and planning to conduct additional trials with re-designed CAR-Ts expanding beyond CD19 expressing tumor cells.

Anticipated Milestones

We expect the following milestones to occur in 2015 and 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Early data is expected in the fourth quarter of 2015 for our Phase 1/2 study in Breast Cancer with standard of care.

•	Early data is expected in the fourth quarter of 2015 for our Phase 1 study of Glioblastoma multiforme, or GBM.

•	CAR-T programs:

•	We expect to start a Phase 1 study of next-generation CD19 CARs in 2015.

•	We expect to seek approval for a Phase 1 study of next-generation CAR with a controllable cytokine in 2016

•	We expect to seek approval for a CAR for myeloid malignancies in the first half of 2016.

•	We expect interim data on Phase 1 CARs studies in advanced leukemia and lymphomas in the fourth quarter of 2015.

•	We expect to initiate CAR-T cell preclinical studies for myeloid malignancies and solid tumors in 2016.

•	We expect to initiate TCR-modified T cell preclinical studies in 2016.

•	We expect to initiate preclinical studies of allogeneic, off-the-shelf T-cell studies in 2016.

•	We expect to initiate preclinical studies of NK cell therapy in 2016.

•	We expect to initiate preclinical studies of GvHD therapies in 2016.

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

GvHD Program

We, together with Intrexon, are initiating a research program focused on addressing the underlying pathologies of GvHD through its engineered cell platforms. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T-cells expressing membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express interleukin-2 to modulate immune function. We believe these strategies have the potential to broaden the number of patients eligible to receive allogeneic HCST and also increase the number of effective donor/recipient combinations.

Small Molecule Programs

In addition to our synthetic immuno-oncology programs we maintain certain rights to three small molecule programs, palifosfamide (or isophosphoramide mustard), darinaparsin and indibulin, all of which we are no longer directly pursuing. With respect to palifosfamide, in March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. In addition, we recently received the overall survival endpoint data from our study of palifosfamide in combination with carboplatin and etoposide chemotherapy versus carboplatin and etoposide alone in chemotherapy naïve patients with metastatic small cell lung cancer, which we refer to as MATISSE. This data was presented at the annual meeting of the American Society of Clinical Oncology in June 2015.

We are seeking transactions with third parties for the possible out-license of palifosfamide, or we may decide to terminate any further collaboration efforts with respect to palifosfamide and cease any further expenditure. With respect to darinaparsin, we have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. During 2014, we determined to no longer pursue clinical development of indibulin.

Financial Overview

Overview of Results of Operations

Three and Nine months ended September 30, 2015 Compared to Three and Nine months ended September 30, 2014

Revenue. Revenue during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
Collaboration revenue	$1,869	$633	$1,236	195%	$2,413	$1,033	$1,380	134%

Revenue for the three and nine months ended September 30, 2015 has increased in comparison to revenue for the three and nine months ended September 30, 2014. The increase resulted from revenue recognized from the Ares Trading Agreement (Note 6) in the amount of $1.6 million for the three and nine months ended September 30, 2015. This was offset by a decrease in the revenue recognized from Solasia in the amounts of $361 thousand and $217 thousand for the three and nine months ended September 30, 2015, respectively.

Deferred revenue of $56.4 million is comprised of $55.9 million from the Ares Trading Agreement which will be earned over the period of effort estimated to be 9 years and $544 thousand from the Solasia license and collaboration agreement which will be earned over the period of effort estimated to be over six months.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014	Change		2015	2014	Change
($ in thousands)
Research and development	$16,970	$9,733	$7,237	74%	$98,643	$24,621	$74,022	301%

Research and development expenses for the three months ended September 30, 2015 increased by $7.2 million when compared to the three months ended September 30, 2014. The change in research and development is due to a $10.0 million charge for in process research and development with Intrexon (Note 6), and an increase of $4.3 million related to CAR-T programs. These increases were offset by a $5.7 million decrease related to discovery and nonclinical activities, $625 thousand decrease in clinical study costs related to small molecule programs and a $775 thousand decrease in payroll, employee related and other expenses.

Research and development expenses for the nine months ended September 30, 2015 increased by $74.0 million when compared to the nine months ended September 30, 2014. The increase is due to the fair value of the common shares issued to MD Anderson in consideration for the license in the amount of $67.3 million and a $10.0 million charge for in process research and development with Intrexon (Note 6), and an increase of $11.1 million in spending on Car-T programs. These increases were offset by decreases in discovery and nonclinical spending of $11.1 million, $2.3 million in payroll, bonus, and employee related, and $1.0 million in other expenses.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
General and administrative	$3,065	$2,842	$223	8%	$14,388	$9,315	$5,073	54%

General and administrative expenses for the three months ended September 30, 2015 increased by $223 thousand when compared to the three months ended September 30, 2014. The increase was primarily due to increases in employee related expenses and stock compensation expense of $486 thousand, offset by $264 thousand in savings related to outside contractors, travel, and other general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2015 increased by $5.1 million when compared to the nine months ended September 30, 2014. The change was primarily due to increases in employee related and stock compensation expenses of $4.3 million and $775 thousand in costs associated with contracted outside services primarily related to the MD Anderson transaction.

Other income (expense). Other income (expense) for three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change
($ in thousands)
Other income (expense), net	$(4)	$2	$(6)	(300%)	$6	$(6)	$12	200%
Change in fair value of warrants	—	5,847	(5,847)	(100%)	—	11,529	(11,529)	(100%)

Total	$(4)	$5,849	$(5,853)		$6	$11,523	$(11,517)

The increase in other income (expense) from the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was due primarily to the change in the fair value of liability-classified warrants, which expired on December 9, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $163.8 million in cash and cash equivalents, compared to $42.8 million in cash and cash equivalents as of December 31, 2014. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the first quarter of 2018. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our synthetic immuno-oncology product candidates in the clinic under our exclusive partnership and collaboration with Intrexon and the MD Anderson License, and we expect that the costs associated with these product candidates, as well as additional product candidates in our pipeline, will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
($ in thousands)
Net cash provided by (used in):
Operating activities	$23,792	$(26,780)
Investing activities	(25)	(193)
Financing activities	97,273	4,891

Net increase (decrease) in cash and cash equivalents	$121,040	$(22,082)

Net cash provided by operating activities was $23.8 million for the nine months ended September 30, 2015, as compared to $26.8 million used in operating activities for the nine months ended September 30, 2014. The $50.6 million increase is due to the receipt of $57.5 million under the Ares Trading Agreement (Note 6) received in the quarter, offset by increased spending of $7.6 million related to MD Anderson quarterly payments.

Net cash used in investing activities was $25 thousand for the nine months ended September 30, 2015 compared to $193 thousand for the nine months ended September 30, 2014. The change was due to decreased spending on property, plant, and equipment.

Net cash provided by financing activities was $97.3 million for the nine months ended September 30, 2015 compared to $4.9 million for the nine months ended September 30, 2014. The $92.4 million change in cash provided by financing activities is primarily attributable to proceeds of approximately $94.3 million associated with our February 2015 public offering (Note 2) and $3.4 million from stock option exercises offset by $0.4 million in other changes.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2015, our accumulated deficit was approximately $483.2 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of September 30, 2015 was $142.9 million, consisting of $172.5 million in current assets and $29.6 million in current liabilities. Working capital as of December 31, 2014 was $33.3 million, consisting of $44.1 million in current assets and $10.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$2,234	$1,188	$1,004	$42	$—
Royalty and license fees	39,350	16,275	23,050	25	—

Total	$41,584	$17,463	$24,054	$67	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. Our commitments for royalty and license fees relate to our royalty agreements with Southern Research Institute, requiring minimum royalty payments, as well as the MD Anderson license, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. As part of the amended and restated License and Collaboration agreement with Solasia (Note 6), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of three separate $250 thousand payments on November 3rd of 2015, 2016, and 2017. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of September 30, 2015. Included in the above table are obligations for the subleased portion of our New York and Boston offices (Note 6). We expect to receive a total of $376 thousand in the next year, $640 thousand in the next 2-3 years, and $27 thousand in the next 4-5 years from our subtenants in the Boston and New York offices.

On January 13, 2015, we entered into the MD Anderson License as detailed in Note 6. The agreement includes minimum quarterly payments of $3.75 million included in the above table within “Royalty and License Fees”. Our obligations related to this agreement are payments of $15.0 million in the column “Less than 1 Year” and $22.5 million in the column “2 – 3 Years.”

Off-balance sheet arrangements

During the nine months ended September 30, 2015 and 2014, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to stock-based compensation; net operating losses and tax credit carryforwards; and impairment of long-lived assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2015.

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

As of September 30, 2015, there are no matters that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

In addition, the results of the limited clinical trials conducted by MD Anderson to date may not be replicated in future clinical trials. Our CAR-T, as well as other product candidates may fail to show the desired safety and efficacy in clinical development and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR-T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our CAR-T and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our synthetic immuno-oncology product candidates.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2015, we had a net loss of $110.6 million, and, as of September 30, 2015, we have incurred approximately $483.2 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, will likely require substantial increases in our expenses as we:

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

As of September 30, 2015, we have approximately $163.8 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the first quarter of 2018. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of September 30, 2015, we have incurred approximately $483.2 million of cumulative net losses and had approximately $163.8 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the first quarter of 2018. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the PICASSO 3 pivotal trial for first-line metastatic STS and our adaptive Phase 3 trial for first-line SCLC for IV palifosfamide. Also our estimates include the advancement of our synthetic immuno-oncology product candidates in the clinic under our Channel Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

*The technology on which our Channel Agreements with Intrexon Corporation is based in part on early stage technology in the field of human oncologic and autoimmune therapeutics.

Our Channel Agreements with Intrexon contemplate our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The synthetic immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s synthetic immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

*We will incur additional expenses in connection with our Channel Agreements with Intrexon Corporation.

The synthetic immuno-oncology platform, in which we have acquired rights for cancer indications and for the development of therapeutic approaches for GvHD from Intrexon, includes two existing product candidates, Ad-RTS-IL-12+ veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreements with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our April 2013 workforce reduction plan, we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

*We will incur additional expenses in connection with our License Agreement with The University of Texas M.D. Anderson Cancer Center

Pursuant to the MD Anderson License with MD Anderson, we, together with Intrexon, obtained an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell, T-NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. Pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Intrexon, entered into a research and development agreement with MD Anderson pursuant to which we agreed to provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15 and $20 million per year. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson and Intrexon to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items.

In addition, in light of our entry into the MD Anderson License with MD Anderson, we expect to build a base of operations in Houston, Texas to join and collaborate with the MD Anderson academic and medical community, which may require that we add headcount in the future, and which could add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account our plans to develop the technology licensed from MD Anderson and our obligations under the MD Anderson License, the MD Anderson License was entered into on January 13, 2015 and is only beginning to be implemented, therefore the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to our relationship with MD Anderson, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, costs associated with opening a new operational facility in Houston, Texas, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We may not be able to retain the rights licensed to us and Intrexon by The University of Texas MD Anderson Cancer Center to technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies and other related technologies.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

*If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.

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

To date, we have exclusive rights to certain United States and foreign intellectual property with respect to our small molecule product candidates, with respect to the Intrexon technology, including the existing Intrexon product candidates and the GvHD provram, and with respect to CAR-T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Intrexon and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Intrexon may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Intrexon may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Intrexon and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our Channel Agreement and ECC Agreement with Intrexon and under the MD Anderson License. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

As of September 30, 2015, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 17.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
July 1 to July 31, 2015	—	$—
August 1 to August 31, 2015	—	$—
September 1 to September 30, 2015	11,179	$11.91

Total	11,179

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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
Dated: November 2, 2015

/s/ Kevin G. Lafond
Kevin G. Lafond Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 2, 2015

EXHIBIT INDEX

10.1#	Research and Development Agreement by and between ZIOPHARM Oncology, Inc., Intrexon Corporation and The University of Texas MD Anderson Center, dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2015)

10.2#	Exclusive Channel Collaboration Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation, dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2015)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.