Form 10-Q
period 2016-03-31
ZIOPHARM ONCOLOGY INC
filed 2016-05-10
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 26, 2016, was 131,840,428 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives;

•	the sufficiency of our cash, investments and our expected uses of cash;

•	the costs and timing of the development and commercialization of our products;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology y product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre-clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	our ability to achieve the results contemplated by our collaboration agreements;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our therapeutic products;

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the uncertainty of economic conditions in certain countries in Europe and Asia; and

•	general economic conditions.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$124,846	$140,717
Receivables, net of reserves of $322 and $0 at March 31, 2016 and December 31, 2015, respectively	1,060	446
Prepaid expenses and other current assets	14,483	11,358

Total current assets	140,389	152,521

Property and equipment, net	667	581
Deposits	128	128
Other non-current assets	498	494

Total assets	$141,682	$153,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,908	$2,008
Accrued expenses	8,582	8,906
Deferred rent - current portion	295	348
Deferred revenue - current portion	6,489	6,861

Total current liabilities	17,274	18,123

Deferred rent, net of current portion	276	313
Deferred revenue, net of current portion	46,319	47,917

Total liabilities	63,869	66,353

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,802,873 and 131,718,579 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	132	132
Additional paid-in capital - common stock	582,400	579,939
Accumulated deficit	(504,719)	(492,700)

Total stockholders’ equity	77,813	87,371

Total liabilities and stockholders’ equity	$141,682	$153,724

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	March 31,
	2016	2015

Research contract revenue	$1,969	$272

Operating expenses:
Research and development, including costs of research contracts	10,199	74,249
General and administrative	3,810	4,250

Total operating expenses	14,009	78,499

Loss from operations	(12,040)	(78,227)

Other income (expense), net	21	(4)

Net loss	$(12,019)	$(78,231)

Net loss per share - basic and diluted	$(0.09)	$(0.69)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	130,157,927	113,410,250

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital Common Stock	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2015	131,718,579	$132	$579,939	$(492,700)	$87,371

Stock-based compensation	—	—	2,009	—	2,009
Exercise of employee stock options	84,462	—	367	—	367
Repurchase of common stock	(168)	—	(2)	—	(2)
Issuance of common stock in a license agreement	—	—	87	—	87
Net loss	—	—	—	(12,019)	(12,019)

Balance at March 31, 2016	131,802,873	$132	$582,400	$(504,719)	$77,813

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,019)	$(78,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	122
Stock-based compensation	2,009	1,093
Common stock issued in exchange for license agreement	—	67,285
Issuance of common stock in a license agreement	87	—
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(614)	83
Prepaid expenses and other current assets	(3,125)	282
Other noncurrent assets	(5)	—
Increase (decrease) in:
Accounts payable	(100)	(1,224)
Accrued expenses	(324)	1,037
Deferred revenue	(1,969)	(272)
Deferred rent	(91)	108

Net cash provided by (used in) operating activities	(16,079)	(9,717)

Cash flows from investing activities:
Purchases of property and equipment	(157)	(17)

Net cash used in investing activities	(157)	(17)

Cash flows from financing activities:
Proceeds from exercise of stock options	367	2,541
Repurchase of restricted common stock	(2)	(246)
Proceeds from the issuance of common stock, net	—	94,320

Net cash provided by financing activities	365	96,615

Net increase (decrease) in cash and cash equivalents	(15,871)	86,881
Cash and cash equivalents, beginning of period	140,717	42,803

Cash and cash equivalents, end of period	$124,846	$129,684

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:

Issuance of common stock in license agreement	$—	$67,285

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc., which is referred to herein as “ZIOPHARM” or the “Company,” is a biopharmaceutical company seeking to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that address unmet medical needs.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. At March 31, 2016, the Company’s accumulated deficit was approximately $504.7 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2017. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2016, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in those policies since the filing of its Form 10-K.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$106,033	$106,033	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$137,405	$137,405	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at March 31, 2016 and 2015 consisted of the following:

	March 31,
	2016	2015
Stock options	3,404,463	5,924,297
Unvested restricted common stock	1,586,388	96,073

	4,990,851	6,020,370

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of March 31, 2016 and December 31, 2015. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The Company retired assets as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space included in other non-current assets.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the entire Boston office space that incorporated all three lease agreements under the same master agreement expiring in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of March 31, 2016 and December 31, 2015, a total security deposit of $128 thousand is included in deposits on the balance sheet.

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

Total rent expense was approximately $104 thousand and $177 thousand for the three months ended March 31, 2016 and 2015, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at March 31, 2016 and December 31, 2015 of $571 thousand ($295 thousand current and $276 thousand long-term) and $661 thousand ($348 thousand current and $313 thousand long-term), respectively, which is recorded in deferred rent on the balance sheets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

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

5. Commitments and Contingencies – (continued)

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

Exclusive Channel Collaboration Agreement with Intrexon Corporation for Graft-Versus-Host Disease (GvHD)

GVHD may occur after a bone marrow or stem cell transplant in which someone receives bone marrow tissue or cells from a donor. The new, transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body. On September 28, 2015, the Company, entered into a new Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T cells expressing membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express interleukin-2 to modulate immune function. The GvHD Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the GvHD Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization activities and intellectual property.

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

The Company paid Intrexon a technology access fee of $10.0 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the GvHD Agreement, the GvHD Agreement also provides for equal sharing of the profits derived from the sale of the Products.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

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

Pursuant to the terms of the MD Anderson License, MD Anderson received consideration consisting of $50.0 million in shares of the Company’s common stock (or 10,124,561 shares), and $50.0 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the MD Anderson License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The License Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the MD Anderson License.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the quarter ended March 31, 2016, the Company made one quarterly payment of $3.75 million under this arrangement. As of March 31, 2016, MD Anderson has used $1.4 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $13.6 million is included in other current assets at March 31, 2016.

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

In connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the Company’s common stock held by MD Anderson on the date that the Registration Statement is filed Under the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (File No. 333-201826) was filed on April 1, 2015 in satisfaction of the Company’s obligations under the Registration Rights Agreement.

The Company has determined that the rights acquired in the MD Anderson License represent in process research and development with no alternative future use. Accordingly, the Company recorded a charge of $67.3 million to research and development expense in 2015, representing the fair value of the 11,722,163 shares of its common stock on the date the MD Anderson License was executed.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

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

Under the collaboration, Ares Trading has elected two CAR+ T targets and is providing certain research funding for the development of these targets. The Company is responsible for certain research and development expenditures. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company expects to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement. The Company and Intrexon will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in.

Intrexon is entitled to receive $5.0 million payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company will be responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which the Company received from Intrexon in July 2015.

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

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the three months ended March 31, 2016, the Company recognized $1.6 million of revenue related to the Ares Trading Agreement. The remaining balance of deferred revenue associated with the upfront payment was $52.7 million, of which $6.4 million is current and $46.3 million is classified as long term at March 31, 2016.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

License Agreements with DEKK-Tec, Inc. and Southern Research Institute

On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., or DEKK-Tec, pursuant to which it was granted an exclusive, worldwide license for palifosfamide. All of the Company’s rights and obligations under the DEKK-Tec license agreement were assigned to Predictive Therapeutics, Ltd., in the first quarter of 2016, with the exception of the Company’s obligation under a stock option to acquire 13,808 shares of the Company’s common stock at an exercise price of $0.02 per share, which remains outstanding in accordance with the terms.

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

License Agreement with Predictive Therapeutics, Ltd.

On November 12, 2015, the Company entered into a License Agreement with Predictive Therapeutics, Ltd., or Predictive, which granted Predictive an exclusive license to develop and commercialize palifosfamide.

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

The $250 thousand upfront payment received in November 2015 is being amortized over the period of the Company’s research and development effort related to transitional services. There are certain deliverables that are included in the License Agreement including transfer of intellectual property and prior research and development results, which are estimated by management to be completed by June 30, 2016. Accordingly, the Company has recorded $100 thousand in revenue during the three months ended March 31, 2016. The remaining deferred revenue balance of $100 thousand at March 31, 2016 has been classified as current. In accordance with the License Agreement with Predictive, the Company is no longer obligated to continue their research and development efforts beyond the transitional services. In the first quarter of 2016, all of the Company’s rights and obligations under the DEKK-Tec and SRI license agreements were assigned to Predictive Therapeutics, Ltd., with the exception of the Company’s obligation to DEKK-Tec under a stock option to acquire 13,808 shares of the Company’s common stock at an exercise price of $0.02 per share, which remains outstanding in accordance with the terms. As of March 31, 2016, Predictive was in default of certain payments amounting to $311 thousand related to transitional services provided by the Company and the reimbursement of certain expenses incurred by the Company in connection with the transaction.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

The Company issued options to purchase 50,222 shares outside of the Company’s stock option plans following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares vested upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. An expense of $87 thousand was charged to research and development expense for the vesting event. This trial was initiated by Solasia Pharma K.K. on March 28, 2016. The start of this trial also triggered a $1.0 million milestone payment to the Company from Solasia Pharma K.K. which is included in accounts receivable at March 31, 2016, and an equivalent milestone payment to M.D. Anderson which is included in accrued expenses at March 31, 2016. This transaction is reported on a net basis in the March 31, 2016 Statement of Operations. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

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

The $5.0 million upfront payment received in March 2011 was amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue its research and development efforts in connection with the terms of the receipt of up-front payment. However, there were certain deliverables required pursuant to the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed and delivered by March 31, 2015 at the time the amended and restated License and Collaboration Agreement was signed in July 2014 and are still current obligations. Management subsequently reassessed the period of performance related to the remaining transitional services to be completed under the amended and restated License and Collaboration Agreement and determined that the final deliverables would be completed by March 31, 2016. Accordingly, the Company has recorded $272 thousand in revenue during the three months ended March 31, 2016. There is no deferred revenue related to the amended and restated License and Collaboration Agreement at March 31, 2016, as the research and development efforts set forth therein have been completed.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to the Company which is included in accounts receivable at March 31, 2016, and an equivalent milestone payment to M.D. Anderson which is included in accrued expenses at March 31, 2016. This transaction is reported on a net basis in the March 31, 2016 Statement of Operations.

License Agreement with Baxter Healthcare Corporation

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the quarters ended March 31, 2016 and 2015. The Company is not actively pursuing the development of indibulin.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Related Party Transactions

On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, which is referred to as the Channel Agreement, with Intrexon Corporation, or Intrexon (see Note 5). A director of the Company, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

On February 3, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering upon the same terms as others that participated in the offering.

On June 29, 2015, the Company re-purchased 3,711 shares of common stock from Intrexon, at a discount of 5% to the closing price of the Company’s common stock on the date of purchase, which represented fractional shares that resulted from Intrexon’s special stock dividend of the Company’s shares to Intrexon’s shareholders, for $34 thousand. On January 8, 2016, the Company re-purchased an additional 168 shares of common stock from Intrexon for $2 thousand at the same terms as the previous shares.

During the three months ended March 31, 2016 and 2015 the Company expensed $5.9 million and $1.7 million, respectively, for services performed by Intrexon. As of March 31, 2016 and December 31, 2015 the Company has recorded $4.4 million and $4.6 million in current liabilities, respectively, for amounts due to Intrexon.

On September 28, 2015, the Company, entered into a new Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of biologics to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD (see Note 5, Commitments and Contingencies). The Company paid Intrexon a technology access fee of $10.0 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the ECC Agreement, the ECC Agreement also provides for equal sharing of the profits derived from the sale of the Products

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company fifty percent of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (see Note 5). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., the Chief Executive Officer of the Company, formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. As a result of the common stock issued to MD Anderson in connection with this transaction, MD Anderson became a beneficial holder of more than five percent of the Company’s common stock. (see Note 5). During the three months ending March 31, 2016, the Company made one quarterly payment of $3.75 million bringing the total aggregate payments to $15.0 million under this arrangement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31,
(in thousands)	2016	2015
Research and development	$417	$295
General and administrative	1,592	798

Stock-based compensation expense	$2,009	$1,093

The Company granted 20,000 stock options during the three months ended March 31, 2016 with a weighted-average grant date fair value of $3.88 per share. The Company granted 50,000 stock options during the three months ended March 31, 2015 with a weighted-average grant date fair value of $6.58 per share.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation (continued)

For the three months ended March 31, 2016 and 2015, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2016	2015
Risk-free interest rate	1.58 - 1.90%	1.63 - 1.64%
Expected life in years	6	6
Expected volatility	79.15 - 79.69%	85.48 - 86.81%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2016 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,481,469	$4.96

Granted	20,000	5.66
Exercised	(93,672)	4.72
Cancelled	(3,333)	3.28

Outstanding, March 31, 2016	3,404,464	$4.97	6.77	$9,874

Vested and unvested expected to vest at March 31, 2016	3,337,935	$4.29	5.72	$9,681

Options exercisable, March 31, 2016	2,122,328	$4.29	5.72	$6,666

Options exercisable, December 31, 2015	2,120,834	$4.24	5.84	$8,622

Options available for future grant	2,751,563

At March 31, 2016, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.4 million. The cost is expected to be recognized over a weighted-average period of 1.53 years.

A summary of the status of unvested restricted stock for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2015	1,586,388	$9.00
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-vested, March 31, 2016	1,586,388	$9.00

At March 31, 2016, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $10.8 million. The cost is expected to be recognized over a weighted-average period of 1.62 years.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs. Pursuant to an exclusive channel partner agreement (or Channel Agreement) with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the field of oncology, which included a clinical stage product candidate, Ad-RTS-IL-12 used with the oral activator veledimex. The technologies represent an industrialized engineering approach for molecular and cell biology and gene control. They employ an inducible gene-delivery system that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. Ad-RTS-IL-12 + veledimex uses this gene delivery system to produce interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein.

We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer. We have announced the initiation of a single-center Phase 1b/2 study following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer and the initiation of a multi-center Phase 1 study in patients with recurrent or progressive glioblastoma (GBM) or Grade III malignant glioma, a form of brain cancer. Both studies are actively enrolling patients. Early clinical data from the GBM trial was presented at the Society for Neuro-Oncology meeting in November 2015, and on February 24, 2016, we announced the successful completion of the initial dosing phase of the study and that the first patient has been dosed in the next succeeding cohort of the GBM study. We also presented information about the ongoing breast cancer study at the San Antonio Breast Cancer Symposium in December 2015. There will be an update of the GBM and breast cancer studies at the 2016 American Society of Clinical Oncology (ASCO) meeting in June. In addition to Ad-RTS-IL-12 + veledimex as monotherapy, hawse have undertaken pre-clinical studies which show that this viral-based immunotherapy may be able to be combined with an immune checkpoint inhibitor (iCPI) to improve the anti-tumor effect for GBM. This pre-clinical data has also been submitted for dissemination at the American Society of Cell and Gene Therapy (ASGCT) on May 6, 2016, and we believe will support the first-in-human application of combining Ad-RTS-IL-12 + veledimex with an iCPI for investigational treatment of GBM.

In addition to our immuno-oncology programs, pursuant to our Channel Agreement, we, together with Intrexon, obtained an exclusive, worldwide license to certain immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer, or NK cells and T cell receptors, or TCRs. We plan to develop genetically modified T cells and other immune cells that will target and kill cancer cells. Control systems are also being developed such as the Intrexon RheoSwitch Therapeutic System® (RTS®) for receptor and/or cytokine expression as well as for the conditional ablation of genetically modified cells using a kill switch. We plan to leverage the synergy between the platforms to accelerate an immuno-oncology pipeline and programs for the development of allogeneic CAR+ T and/or natural killer (NK) cells that can be used as off-the-shelf (OTS) therapies. During 2015, the Company was in the clinic in collaboration with MD Anderson with CAR+ T therapies targeting CD19. A T-cell trial, using second generation technology, will continue in 2016. The Company expects to enter the clinic with an additional CAR+ T therapy for myeloid malignancies in 2016. Together with Intrexon, we have research programs evaluating additional CAR targets and CARs co-expressed with cytokines. In addition to developing T cells, the Company expects to enter the clinic in 2016 infusing OTS primary NK cells for investigational therapy of acute myelogenous leukemia (AML). The Company has additional interest in OTS products and is conducting a research program for the development of an allogenic CAR+ T therapy in 2016. T-cell specificity can be redirected not only through CARs, but also T cell receptors (TCRs) and plans to initiate programs investigating T cells genetically modified to express TCR with preclinical studies planned for 2016. We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

On March 27, 2015, we entered into a global collaboration with Intrexon focused exclusively on chimeric antigen receptor T cell, or CAR+ T, products with Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA. Intrexon will share the economic provisions of this collaboration equally with us, including an upfront payment of $115.0 million received in July 2015, milestones and royalties. Under the collaboration Ares already selected two CAR+ T targets for which we will perform certain research activities that will, in part, be funded by Ares. Pursuant to the terms of the Exclusive Channel Partner Amendment, or ECP Amendment, we will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug stage, the programs will be transferred to Ares for clinical development and commercialization. We, together with Intrexon will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments.

On September 28, 2015, the Company entered into a new Exclusive Channel Collaboration with Intrexon to develop treatments for graft-versus-host disease (GvHD), a major complication of allogeneic hematopoietic stem-cell transplantation, or HSCT, which significantly impairs the quality of life and survival of many recipients. The collaboration will initially focus on addressing the underlying pathologies of GvHD through engineered cell platforms to express and deliver interleukin-2, or IL-2, a cytokine critical for modulation of the immune system. The Company believes that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we, together with Intrexon, plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach is expected to utilize the infusion of regulatory T cells, or Tregs, conditionally expressing IL-2 utilizing the RheoSwitch platform. The second approach is expected to utilize the deployment of orally-delivered microbe-based ActoBiotics® therapeutics expressing IL-2 to modulate immune function. Allogeneic HSCT is used for the treatment of various diseases including hematological malignancies, immunological deficiencies as well as non-malignant conditions. Approximately 40 to 60% of HSCT recipients develop GvHD, either acute or chronic, when immune (graft) cells in a transplant patient recognize their engrafted host as foreign and attack the patient’s (host) cells. Immunosuppressive agents and systemic steroids routinely used to treat GvHD have limited efficacy and toxicity, defining the need for safer, more effective therapies. Human studies have shown that administration of low-dose subcutaneous IL-2 in patients with steroid-refractory GvHD acts via Tregs to ameliorate its manifestations

Enabling Technology

The Company’s approach to immuno-oncology entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. The Company’s approach to immuno-oncology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. This approach aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug. A further embodiment of this technology is the ability to eliminate genetically modified immune cells after infusion.

The application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. This approach has enabled the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Bioengineered immuno-oncology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug. A further embodiment of this technology is the ability to eliminate genetically modified immune cells after infusion.

On January 6, 2011, we entered into the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s technological platform with our capabilities to translate science to the patient. As a result, our bioengineered DNA platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS®, platform. Our initial drug candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex.

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

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neo-antigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where the isolated mononuclear white blood cells are modified using a retrovirus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture our CAR+ T cells and TCRs using viral and non-viral methods. The latter may result in a reduced cost of manufacturing. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an OTS treatment. An allogeneic OTS (also referred to as universal donor) treatment would enable a patient to be treated with a CAR+ T and/or NK cell product that is created in advance of need from one or more separate healthy donor(s), possibly genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are customizable, fast and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RheoSwitch Therapeutic System® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

According to the American Cancer Society, it is estimated that about 1,685,210 new cases of cancer are expected to be diagnosed in 2016 and about 595,690 Americans are expected to die from cancer in 2016. The cost of treating cancer is significant. The Agency for Healthcare Research and Quality estimates that the direct medical cost of cancer in 2013 was $74.8 billion.

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

Product candidates

The following chart identifies our immuno-oncology product candidates and their current stage of development, each of which are described in more detail below.

Immuno-oncology programs:

Ad-RTS-IL-12 + veledimex

Ad-RTS-IL-12 + veledimex has been evaluated in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. We are continuing to evaluate Ad-RTS-IL-12 + veledimex, in brain cancer and breast cancer. Ad-RTS-IL-12 + veledimex, our most advanced product candidate, uses our gene delivery system to produce IL-12, a potent, naturally occurring anti-cancer protein.

More specifically, IL-12 is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. We have developed an adenoviral vector, Ad-RTS-IL-12, administered intra-tumorally under the control of the RheoSwitch Therapeutic System® (RTS) expression platform. Gene expression and subsequent IL-12 protein production is tightly controlled by the activator ligand veledimex.

Glioblastoma (GBM) and Grade III malignant glioma are recognized as the most frequent malignant brain tumor in adults and are associated with a particularly dismal prognosis, resulting in a very high unmet medical need. In the USA, as of 2016 it is estimated that there are approximately 18,000 new cases of glioblastomas and malignant gliomas per year given the annual incidence of 5.26 per 100,000 of population. Relative survival estimates for glioblastoma are quite low, with only 5.1% of patients surviving five years post diagnosis. Newly diagnosed glioblastoma subjects have a median overall survival (OS) of 11 to 17 months and 2-year OS rate between 15% and 27%. The current standard of care is based on surgical resection to the maximum feasible extent, followed by radiotherapy and concomitant adjuvant temozolomide. However, such aggressive treatment is associated with only modest improvements in survival with a median survival of 15 months versus 12 months with radiotherapy alone. After first line treatment, virtually all Glioblastoma patients experience disease progression after a median of 7-10 months. To date, no salvage treatment has been validated by Phase III data for recurrent or progressive glioblastoma. For such subjects, the median OS is 6 to 7 months, and median progression-free survival (PFS) is 2 to 3 months. The lack of standard and validated salvage therapies has prompted the use of nitrosureas, temozolomide rechallenge, bevacizumab, and other targeted agents that are unsatisfactory treatment options. This likely reflects the complexities of disease heterogeneity, and the treatment limitations of brain tumors given the low activity of antineoplastic agents, de novo or acquired drug resistance, the sensitivity of the brain to irreversible damage in response to treatment and the presence of the blood brain barrier (BBB), which maintains the brain as a privileged compartment. Surgical resection may be offered for subjects with recurrent disease, with the goal of alleviating mass effect, improving symptoms, and achieving cytoreduction. Surgical resection, however, is limited by the infiltrative nature of the disease and the lack of clear margins delimitating the tumor. After temozolomide and bevacizumab fail, the prognosis is extremely limited and the median survival is 3 or 4 months. Given the poor overall prognosis and lack of effective treatments, new therapeutic approaches for malignant gliomas are needed.

It is estimated that there are nearly 3 million women living in the United States with a history of invasive breast cancer, and an additional 226,870 women were diagnosed in 2012. Approximately 50% of women diagnosed with primary breast cancer will eventually relapse and develop metastatic or advanced disease. In addition, around 10% of patients present with metastatic disease at first diagnosis. The 5-year relative survival rate for women diagnosed with localized breast cancer is 98.6%; survival declines to 83.8% for regional stage and to 23.3% for distant stage. In addition to stage, factors that influence survival include tumor grade, hormone receptor status, and human epidermal growth factor receptor 2 (HER2) status.

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

In June 2015 we began enrolling a multi-center gene therapy Phase I trial recruiting patients with recurrent or progressive glioblastoma (GBM) or Grade III malignant glioma. We reported biologic data from this study in our presentation titled “Intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma” at the Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX, and on February 24, 2016, we announced the successful completion of the initial dosing cohort and that the first patient has been dosed in the next succeeding cohort of the GBM study. We will be reporting pre-clinical data on combining Ad-RTS-IL-12 + veledimex with iCPI at ASGCT May, 6 2016. The combination of controlled expression of IL-12 with multiple immune checkpoint inhibitors in a GBM mice model showed superior results than either treatment alone, with a combination with anti-PD1 demonstrating 100% survival. These data provide a strong scientific rationale for evaluating this combination in human GBM; ZIOPHARM plans to initiate a combination study in 2016 at MD Anderson Cancer Center in recurrent GBM. At ASCO on June 4, 2016 we will update the results of the on-going Phase I open-label study of Ad-RTS-hIL-12 + veledimex gene therapy including data on additional patients, immune biomarkers, overall survival and safety profile.

Ad-RTS-IL-12 + veledimex for metastatic breast cancer and melanoma

We have completed Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. We presented two poster presentations entitled “Demonstration of systemic antitumor immunity via intra-tumoral regulated expression of IL-12 in advanced breast cancer and melanoma patients” and “Demonstration of systemic antitumor immunity via intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of cancer” at the CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference, Translating Science into Survival on September 16-19, 2015 in New York, New York.

On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study is being conducted at the Memorial Sloan Kettering Cancer Center in New York and will evaluate improving the patient’s response at 12-weeks. A poster presentation of this study titled “Phase 1b/2 study of intra-tumoral Ad-RTS-hIL-12 + veledimex in patients with chemotherapy-responsive locally advanced or metastatic breast cancer” was presented at the San Antonio Breast Cancer Symposium, in San Antonio, Texas in December 2015. There will be an update of the breast cancer trial at the 2016 ASCO meeting on June 5, 2016.

CAR+ T, NK and TCR cells

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

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high throughput approach to evaluate the genetically modified immune cells in oncology. In addition, we can rapidly assemble CARs and TCR’s to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR+ T and TCR molecules are evaluated based on measurements of T cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on bio-engineered activating and propagating cells (AaPC) may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus retrieve CAR-expressing T cells suitable for human applications. The time in culture with AaPC may be shortened to manufacture “minimally-manipulated” T cells within days of gene transfer by electroporation. Associated pre-clinical data will be presented at ASGCT on May 5, 2016. Furthermore, we are exploring technologies that eliminate the need for in vitro propagation. We are also exploring the use of lentivirus to genetically reprogram T cells with CAR and TCR to redirect T-cell specificity.

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

CAR+ T

Through the MD Anderson License, the Company was able to enter the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies and one with “second generation” methodology. The latter will continue enrolling in 2016. The Company expects to enter the clinic with an additional CAR+ T therapy for myeloid malignancies in 2016. This will be based on co-expressing a CAR (outside of CD19) with a kill switch to eliminate T cells after administration and using lentivirus to genetically modify the T cells. Pre-clinical data including CAR expression, cytotoxicity and IFNg production are encouraging and the Company is preparing for the clinical study. Development of CAR+ T therapies for other hematologic and solid tumor malignancies is also underway with preclinical studies planned throughout 2016.

The Company expects to conduct a research program for the development of an allogenic CAR+ T therapy and plans to initiate programs investigating T cells genetically modified to express TCR with preclinical studies planned for 2016. The primary factor limiting the current deployment of a universal donor product is the potential for GvHD. GvHD occurs if infused allogeneic T cells regard the recipient’s body as foreign. Previous research from Dr. Cooper and colleagues at MD Anderson suggested that “universal” or OTS allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CAR-expressing T cells to eliminate expression of the endogenous aß TCR, the receptor most responsible for triggering GvHD, without compromising CAR-dependent effector functions. Dr. Cooper and colleagues at MD Anderson also published research which demonstrated that T cells can be permanently modified to eliminate TCR expression, demonstrating how to a priori generate cells from one allogeneic donor for infusion into multiple recipients. These studies represent steps towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The translation of the SB system and AaPC for use in clinical trials has the potential to show how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential.

NK Cell

In addition to T cells, the Company is pursuing NK cell therapies for the treatment of cancer. NK cells may have advantages over T-cell therapies in that killing is independent of a target antigen. Initially, this OTS NK cell treatment will be tested in patients with AML; plans are to enter the clinic in 2016. Additional clinical trials which may employ combinations with other therapies will be considered in the future, e.g. for treatment of brain cancer.

Discovery programs are also underway to explore genetic modification of NK cells for increased tumor killing specificity. We expect to advance these and other exploratory NK-cell programs in preclinical studies in 2016.

TCR

Many of these aforementioned genetic engineering technologies can also be applied towards targeting intracellular antigens with one or more TCRs. This approach is particularly important for addressing the complexity of solid tumors. SB is ideally suited for targeting intracellular antigens by TCR as it may be more cost effective, should allow for rapid manufacturing and is customizable for individual patient therapies with the ability to include multiple TCRs in a single therapy. The company is pursuing discovery programs in TCR therapies for known as well as unknown (or “neoantigen”) targets. The development of an approach to truly create a personalized therapy for each cancer patient based on his/her neoantigens is a long term goal of the company.

GvHD Program

GVHD may occur after a bone marrow or stem cell transplant in which someone receives bone marrow tissue or cells from a donor. The new, transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body. We, together with Intrexon, are initiating a research program focused on addressing the underlying pathologies of GvHD through its engineered cell platforms. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T cell expressing membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis such as that express interleukin-2 to modulate immune function. We believe these strategies have the potential to broaden the number of patients eligible to receive allogeneic HCST and also increase the number of effective donor/recipient combinations.

Milestones

We expect the following milestones to occur in 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Clinical update at ASCO 2016 for Phase 1 study of GBM

•	Update at ASCO 2016 for Phase 1/2 study in Breast Cancer with standard of care

•	Pre-clinical data presented at ASGCT 2016 for combining with iCPI

•	CAR+ T programs:

•	Continuation of CD19 CAR+ T clinical study in 2016

•	Initiate a CAR+ T clinical study for myeloid malignancies in the second half of 2016

•	Preclinical data presented at ASGCT 2016 for shortening the time of ex vivo manufacture of SB-modified T cells

•	Initiate CAR+ T-cell preclinical studies for other hematological malignancies and solid tumors in 2016

•	Initiate preclinical studies of allogeneic, OTS T-cell studies in 2016

•	TCR-T programs

•	Initiate TCR-modified T-cell preclinical studies in 2016

•	NK cell programs

•	Initiate a Phase 1 study of OTS NK cells for AML in 2016

•	GvHD programs

•	Initiate preclinical studies in 2016

We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement with Intrexon. In addition, we may seek to enhance our pipeline in immuno-oncology through focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities.

Small molecule programs

In addition to our immuno-oncology programs, we maintain certain rights to three small molecule programs, palifosfamide, darinaparsin and indibulin, all of which we are no longer directly developing. With respect to palifosfamide, in March 2013, we announced that the pivotal Phase 3 study, PICASSO 3, did not meet its primary endpoint of progression-free survival, and that we would terminate our development program in metastatic soft tissue sarcoma. The overall survival endpoint data from MATISSE, the study of palifosfamide in combination with carboplatin and etoposide chemotherapy versus carboplatin and etoposide alone in chemotherapy naïve patients with metastatic small cell lung cancer, was presented at the annual meeting of the American Society of Clinical Oncology in June 2015. We out-licensed palifosfamide to Predictive Therapeutics, Ltd, a privately-held company, on November 17, 2015. Pursuant to our agreement with Predictive Therapeutics we received an upfront payment of $250 thousand, and we are entitled to receive additional clinical and commercial milestone payments, as well as royalties based on net sales. As of March 31, 2016, Predictive was in default of certain payments amounting to $311 thousand related to transitional services provided us and the reimbursement of certain expenses incurred by the Company in connection with the transaction.

With respect to darinaparsin, we have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to us which is included in accounts receivable at March 31, 2016, and an equivalent milestone payment to M.D. Anderson which is included in accrued expenses at March 31, 2016.

During 2014, we determined to no longer pursue clinical development of indibulin.

Financial Overview

Overview of Results of Operations

Three Months ended March 31, 2016 Compared to Three Months ended March 31, 2015

Revenue. Revenue during the three months ended March 31, 2016 and 2014 was as follows:

	Three months ended March 31,
	2016	2015	Change
($ in thousands)

Collaboration revenue	$1,969	$272	$1,697	624%

Revenue for the three months ended March 31, 2016 has increased in comparison to revenue for the three months ended March 31, 2015. The increase resulted from revenue recognized related to the Ares Trading Agreement (Note 5, Commitments and Contingencies) in the amount of $1.6 million for the three months ended March 31, 2016.

Deferred revenue of $52.8 million is comprised of $52.7 million from the Ares Trading Agreement which will be earned over the period of effort estimated to be 9 years and $100 thousand from the license and collaboration agreement we entered into with Predictive which will be earned over the period of effort estimated to be eight months.

Research and development expenses. Research and development expenses during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015	Change
($ in thousands)

Research and development	$10,199	$74,249	$(64,050)	-86%

Research and development expenses for the three months ended March 31, 2016 decreased by $64.1 million when compared to the three months ended March 31, 2015. The change in research and development is due to a one-time charge of $67.3 million for the fair value of the common shares issued to MD Anderson in consideration for the MD Anderson License agreement in 2015, a $400 thousand decrease in small molecule program expenses, an approximately $150 thousand decrease in spending related to contracted outside services, and a $200 thousand decrease in other R&D expenses. These decreases were offset by a $4.0 million increase related to discovery and nonclinical activities.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015	Change
($ in thousands)

General and administrative	$3,810	$4,250	$(440)	-10%

General and administrative expenses for the three months ended March 31, 2016 decreased by $440 thousand when compared to the three months ended March 31, 2015. The decrease was primarily due to contracted outside service costs in 2015, for approximately $1.2 million, used to finalize the MD Anderson License agreement. This decrease was offset by increased stock.

Other income (expense). Other income (expense) for three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015	Change
($ in thousands)

Other income (expense), net	$21	$(4)	$25	(625%)

The increase in other income (expense) from the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due primarily to interest received on our cash balance.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $124.8 million in cash and cash equivalents, compared to $140.7 million in cash and cash equivalents as of December 31, 2015. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our immuno-oncology product candidates in the clinic under our exclusive partnership and collaboration with Intrexon and the MD Anderson License, and we expect that the costs associated with these product candidates, as well as additional product candidates in our pipeline, will increase the level of our overall research and development expenses significantly going forward.

Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
($ in thousands)
Net cash provided by (used in):
Operating activities	$(16,079)	$(9,717)
Investing activities	(157)	(17)
Financing activities	365	96,615

Net increase (decrease) in cash and cash equivalents	$(15,871)	$86,881

Net cash used in operating activities was $16.1 million for the three months ended March 31, 2016, as compared to $9.7 million used in operating activities for the three months ended March 31, 2015. The $6.4 million increase in cash used is due to an increase of $3.5 million in prepaid expenses and other current assets related to prepayments to MD Anderson, a $1.7 million increase in draw downs on deferred revenue as a result of the Ares Trading Agreement (Note 5, Commitments and Contingencies), a $1.0 million increase in stock-based compensation as well as a $0.2 million related to changes in operating assets and liabilities.

Net cash used in investing activities was $157 thousand for the three months ended March 31, 2016 compared to $17 thousand for the three months ended March 31, 2015. The change was due to increased spending on leasehold improvements during the quarter ended March 31, 2016.

Net cash provided by financing activities was $365 thousand for the three months ended March 31, 2016 compared to $96.6 million for the three months ended March 31, 2015. The $96.2 million change in cash provided by financing activities is primarily attributable to proceeds of approximately $94.3 million associated with our February 2015 public offering and $2.5 million from stock option exercises in the prior year, compared to $366 thousand in stock option exercises in the current year.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2016, our accumulated deficit was approximately $504.7 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of March 31, 2016 was $123.1 million, consisting of $140.4 million in current assets and $17.3 million in current liabilities. Working capital as of December 31, 2015 was $134.4 million, consisting of $152.5 million in current assets and $18.1 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years

Operating leases	$5,116	$1,203	$2,179	$1,432	$302
Royalty and license fees	30,500	15,250	15,250		—

Total	$36,616	$16,453	$17,429	$1,432	$302

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, Ma through August 31, 2021. Our commitments for royalty and license fees relate to license with MD Anderson, requiring payment upon the first patient treated in a pivotal trial in darinaparsin, currently being developed under the amended and restated License and Collaboration Agreement with Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial which triggered a $1.0 million milestone payment to us which is included in accounts receivable at March 31, 2016, and an equivalent milestone payment to M.D. Anderson which is included in accrued expenses at March 31, 2016. As part of the amended and restated License and Collaboration agreement with Solasia (see Note 5, Commitments and Contingencies), we will receive full reimbursement of this license payment. The contract milestone and contract installment payments relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin, and to our CRO agreements with Novella Clinical, Inc. The remaining contract installment payments to Baxter are comprised of two separate $250 thousand payments on November 3rd of 2016, and 2017. However, for the purpose of the above table, we have assumed that the payment of the milestones will occur within five years of March 31, 2016. Included in the above table are obligations for the subleased portion of our New York and Boston offices (see Note 5, Commitments and Contingencies). We expect to receive a total of $306 thousand in the next year, $529 thousand in the next 2-3 years, and $17 thousand in the next 4-5 years from our subtenants in the Boston and New York offices.

On January 13, 2015, we entered into the MD Anderson License as detailed in see Note 5, Commitments and Contingencies. The agreement includes minimum quarterly payments of $3.75 million included in the above table within “Royalty and License Fees”. Our obligations related to this agreement are payments of $15.0 million in the column “Less than 1 Year” and $15.0 million in the column “2 – 3 Years.”

Off-balance sheet arrangements

During the three months ended March 31, 2016 and 2015, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and net operating losses and tax credit carryforwards. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2016.

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

As of March 31, 2016, there are no matters that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

We intend to employ technologies such as licensed from MD Anderson pursuant to the MD Anderson License described above, and from Intrexon, pursuant to our existing Channel Agreement and ECP Amendment with Intrexon, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T cells, NK cells, CARs and TCR’s possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified and/or unmodified T-cell and NK-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T cells or NK cells ex vivo and infusing the T cells or NK cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products; and

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors such as developing T-cell and/or NK-cell therapies.

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

Our genetically modified and non-modified T Cell and NK cell CAR+ T product candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, not by us. We plan to assume control of the overall clinical and regulatory development of our T cell and NK cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of investigational new drug applications, or INDs, or in filing new INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business. Further, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by MD Anderson or other entities, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates.

In addition, the results of the limited clinical trials conducted by MD Anderson to date may not be replicated in future clinical trials. Our genetically modified and non-modified T cell and NK cell product candidates, as well as other product candidates may fail to show the desired safety and efficacy in clinical development and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our genetically modified and non-modified T cell and NK cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2016, we had a net loss of $12.0 million, and, as of March 31, 2016, we have incurred approximately $504.7 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be placed on hold. Because we are currently devoting a significant portion of our resources to the development of immuno-oncology, further progress with the development of our other candidates may be significantly delayed and may depend on the licensing of those compounds to third parties.

As of March 31, 2016, we have approximately $124.8 million of cash and cash equivalents. Given our current development plans, we anticipate current cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

* We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2016, we have incurred approximately $504.7 million of cumulative net losses and had approximately $124.8 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

‘See also “Risks Relating to the Clinical Testing, Regulatory Approval and Manufacturing of our Product Candidates— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit an NDA or BLA, to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business

* We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

We have received Orphan Drug designations for Ad-RTS-IL-12 + veledimex for the treatment of malignant glioma in both the United States, and we may be able to receive additional Orphan Drug designation from the FDA and the European Medicines Agency, or EMA, for other product candidates. In the United States, orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other product candidates will receive Orphan Drug designation or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

* Ethical, legal and social concerns about biologically engineered products could limit or prevent the use of our product candidates.

Our products candidates use an immuno-oncology platform. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products could influence public acceptance of our product candidates. If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to biological engineering, our product candidates may not be accepted. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to the public acceptance and commercialization of our product candidates. Our ability to develop and commercialize products could be limited by public attitudes and governmental regulation.

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

The biological platform that we use may have significantly enhanced characteristics compared to those found in naturally occurring organisms, enzymes or microbes. While we believe we produce biological technologies only for use in a controlled laboratory and industrial environment, the release of such biological technologies into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release could have a material adverse effect on our business and financial condition, and we may have exposure to liability for any resulting harm.

* Our use of immuno-oncology to develop product candidates may become subject to increasing regulation in the future.

Most of the laws and regulations concerning immuno-oncology relate to the end products produced using synthetic biology, but that may change. For example, the Presidential Commission for the Study of Bioethical Issues recommended in December 2010 that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the government lead an ongoing review of developments in the synthetic biology field and that the government conduct a reasonable risk assessment before the field release of synthetic organisms. Other findings and recommendations have been published by the Presidential Commission through 2014. Immuno-oncology may become subject to additional government regulations as a result of the recommendations, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations.

The technology on which our Channel Agreements with Intrexon Corporation are based in part on early stage technology in the field of human oncologic and autoimmune therapeutics.

Our Channel Agreements with Intrexon contemplate our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intra-tumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreements with Intrexon Corporation.

The immuno-oncology platform, in which we have acquired rights for cancer indications and for the development of therapeutic approaches for GvHD from Intrexon, includes two existing product candidates, Ad-RTS-IL-12+ veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreements with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our April 2013 workforce reduction plan, we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

* We may not be able to retain the exclusive rights licensed to us by Intrexon Corporation to develop and commercialize products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer.

Under the Channel Agreement, we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we refer to collectively as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent. Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products.

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

* We will incur additional expenses in connection with our License Agreement with The University of Texas M.D. Anderson Cancer Center

Pursuant to the MD Anderson License with MD Anderson, we, together with Intrexon, obtained an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell, NK cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. Pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Intrexon, entered into a research and development agreement with MD Anderson pursuant to which we agreed to provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15.0 and $20.0 million per year. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson and Intrexon to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items.

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

* We may not be able to retain the rights licensed to us and Intrexon by The University of Texas M.D. Anderson Cancer Center to technologies relating to novel chimeric antigen receptor (CAR) T cell therapies and other related technologies.

Under the MD Anderson License, we, together with Intrexon, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell, NK cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. When combined with Intrexon’s technology suite and ZIOPHARM’s clinically tested RheoSwitch Therapeutic System® interleukin-12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR+ T cell and other immune cells by controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

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

* Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, no gene therapy products have been approved in the United States and only one product has been approved in Europe.

We have recently focused our product research and development efforts on our immuno-oncology product candidates under our Channel Agreement with Intrexon. These products, including Ad-RTS-IL-12+ veledimex, are based on gene therapy technology. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our immuno-oncology platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our immuno-oncology product candidates on a timely or profitable basis, if at all.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. As we advance our immuno-oncology product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected for oncology product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

•	The federal Anti-Kickback Statute, which constrains our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	Requirements to report annually to CMS certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts

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

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. However, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carry forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past and there can be no assurance that we will not experience additional ownership changes in the future. As a result, our NOLs and business (including the R&D credit) may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs or R&D credits were freely usable.

*Our immuno-oncology product candidates may face competition in the future from biosimilars.

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

To date, we have exclusive rights to certain United States and foreign intellectual property with respect to the Intrexon technology, including the existing Intrexon product candidates and the GvHD program, and with respect to CAR+ T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Intrexon and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Intrexon may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Intrexon may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Intrexon and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

The patent landscape in the field of immuno-oncology, which we are pursuing under our Channel Agreement with Intrexon, is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of immuno-oncology, including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Intrexon is early-stage technology and we are just beginning the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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

As of March 31, 2016, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 8.9% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)
January 1 to January 31, 2016	168	$9.18
February 1 to February 29, 2016	—	$—
March 1 to March 31, 2016	—	$—

Total	168

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

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: May 10, 2016

/s/ Kevin G. Lafond

Kevin G. Lafond Vice President Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 10, 2016

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