Form 10-Q
period 2016-06-30
ZIOPHARM ONCOLOGY INC
filed 2016-08-09
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 9, 2016, was 131,732,423 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives;

•	the sufficiency of our cash and investments and our expected uses of cash;

•	the progress, timing and results of preclinical and clinical trials involving our product candidates;

•	the progress of our research and development programs;

•	the costs and timing of the development and commercialization of our products;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre-clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	the risk that final trial data may not support interim analysis of the viability of our product candidates;

•	our ability to achieve the results contemplated by our collaboration agreements and the benefits to be derived from relationships with collaborators;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our therapeutic products;

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the uncertainty of economic conditions in certain countries in Europe and Asia; and

•	general economic conditions.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$109,004	$140,717
Receivables, net of allowance	15	446
Prepaid expenses and other current assets	17,690	11,358

Total current assets	126,709	152,521

Property and equipment, net	682	581
Deposits	128	128
Other non-current assets	493	494

Total assets	$128,012	$153,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,031	$2,008
Accrued expenses	7,392	8,906
Deferred rent - current portion	223	348
Deferred revenue - current portion	6,389	6,861

Total current liabilities	16,035	18,123

Deferred rent, net of current portion	200	313
Deferred revenue, net of current portion	44,722	47,917
Series 1 preferred stock issuance obligation	119,045	—

Total liabilities	180,002	66,353

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 30,000,000 shares authorized, 250,000 designated as Series 1 preferred stock, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,732,423 and 131,718,579 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	132	132
Additional paid-in capital - common stock	583,797	579,939
Accumulated deficit	(635,919)	(492,700)

Total stockholders’ equity (deficit)	(51,990)	87,371

Total liabilities and stockholders’ equity (deficit)	$128,012	$153,724

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue	$1,697	$272	$3,666	$544

Operating expenses:
Research and development, including costs of contracts	129,228	7,424	139,427	81,673
General and administrative	3,711	7,073	7,521	11,323

Total operating expenses	132,939	14,497	146,948	92,996

Loss from operations	(131,242)	(14,225)	(143,282)	(92,452)
Other income (expense), net	42	14	63	10

Net loss	$(131,200)	$(14,211)	$(143,219)	$(92,442)

Net loss per share - basic and diluted	$(1.01)	$(0.11)	$(1.10)	$(0.76)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	130,385,077	128,413,417	130,271,806	120,953,279

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2016

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital Common Stock	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance at December 31, 2015	131,718,579	$132	$579,939	$(492,700)	$87,371
Stock-based compensation	—	—	4,075	—	4,075
Exercise of employee stock options	137,346	1	550	—	551
Repurchase of common stock	(168)	—	(2)	—	(2)
Restricted stock buy-back at vesting to cover taxes	(123,334)	(1)	(852)	—	(853)
Issuance of common stock in a license agreement	—	—	87	—	87
Net loss	—	—	—	(143,219)	(143,219)

Balance at June 30, 2016	131,732,423	$132	$583,797	$(635,919)	$(51,990)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(143,219)	$(92,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	236
Stock-based compensation	4,075	4,577
Common stock issued in exchange for license agreement	—	67,285
Preferred stock obligation in exchange for license agreement	119,045
Issuance of common stock in a license agreement	87	—
Loss on disposal of fixed assets	—	(1)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	431	55
Prepaid expenses and other current assets	(6,332)	(3,302)
Other noncurrent assets	1	(18)
Increase (decrease) in:
Accounts payable	23	1,138
Accrued expenses	(1,513)	1,569
Deferred revenue	(3,666)	(544)
Deferred rent	(239)	19
Other noncurrent liabilities	—	17

Net cash used in operating activities	(31,152)	(21,411)

Cash flows from investing activities:
Purchases of property and equipment	(257)	(22)

Net cash used in investing activities	(257)	(22)

Cash flows from financing activities:
Proceeds from exercise of stock options	551	3,140
Repurchase of restricted common stock	(853)	(246)
Repurchase of common stock	(2)	(34)
Proceeds from issuance of common stock, net	—	94,320

Net cash provided by financing activities	(304)	97,180

Net increase (decrease) in cash and cash equivalents	(31,713)	75,747
Cash and cash equivalents, beginning of period	140,717	42,803

Cash and cash equivalents, end of period	$109,004	$118,550

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:

Issuance of common stock in license agreement	$—	$67,285

Series 1 preferred stock issuance obligation issued in a license agreement	$119,045	$—

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. At June 30, 2016, the Company’s accumulated deficit was approximately $635.9 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 24, 2016, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business – (continued)

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Collaboration agreements;

•	Fair value measurements for stock-based compensation and Series 1 preferred stock; and

•	Income taxes.

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K. There have been no material changes in those policies since the filing of its Form 10-K.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 were as follows:

($ in thousands)	Balance as of June 30, 2016	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$106,074	$106,074	$—	$—

Series 1 preferred stock issuance obligation	$(119,045)	$—	$—	$(119,045)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements – (continued)

($ in thousands)	Balance as of December 31, 2015	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,405	$137,405	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

The Company’s Level 3 financial liabilities consist of the Series 1 preferred stock issuance obligation entered into in connection with the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon on June 29, 2016. The obligation to issue the preferred stock was valued using a probability-weighted approach and a Monte Carlo simulation model. See Note 5 for additional disclosures on the 2016 ECP and 2016 GvHD Amendments and Note 8 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at June 30, 2016 and 2015 consisted of the following:

	June 30,
	2016	2015
Stock options	3,438,103	3,543,331
Unvested restricted common stock	1,236,388	1,123,517

	4,674,491	4,666,848

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of June 30, 2016 and December 31, 2015. The lease for office space in New York, NY expires in October 2018.

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

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the entire Boston office space that incorporated all three lease agreements under the same master agreement expiring in August 2016. On December 21, 2015 and April 15, 2016, we renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of June 30, 2016 and December 31, 2015, a total security deposit of $128 thousand is included in deposits on the balance sheet.

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

Total rent expense was approximately $122 thousand and $477 thousand for the six months ended June 30, 2016 and 2015, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at June 30, 2016 and December 31, 2015 of $423 thousand ($223 thousand current and $200 thousand long-term) and $661 thousand ($348 thousand current and $313 thousand long-term), respectively, which is recorded in deferred rent on the balance sheets.

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

Prior to being amended pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, discussed below, and subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company was obligated to pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. The Company likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a stock purchase agreement with Intrexon.

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

The Company’s obligation to pay 50% of net profits (now 20% of net profits after the amendment pursuant to the 2016 ECP Amendment, discussed below) or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Exclusive Channel Collaboration Agreement with Intrexon Corporation for Graft-Versus-Host Disease (GvHD)

On September 28, 2015, the Company, entered into the GvHD Agreement with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD. GVHD may occur after a bone marrow or stem cell transplant in which someone receives bone marrow tissue or cells from a donor. The new, transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body.

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

Amendment of Collaborations with Intrexon

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

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Intrexon amending the Channel Agreement, and (2) an Amendment to Exclusive Channel Collaboration Agreement with Intrexon, which the Company refers to as the 2016 GvHD Amendment, amending the existing Exclusive Channel Collaboration Agreement with Intrexon, effective September 28, 2015, which the Company refers to as the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Merck Serono, the biopharmaceutical business of Merck KGaA.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its newly designated Series 1 Preferred Stock. Each share of the Company’s Series 1 Preferred Stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (See note 8).

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the quarter ended June 30, 2016, the Company made one quarterly payment of $3.8 million and has paid an aggregate of $18.8 million under this arrangement. As of June 30, 2016, MD Anderson has used $1.7 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $17.1 million is included in other current assets at June 30, 2016.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company and Intrexon signed a worldwide License and Collaboration Agreement, or the Ares Trading Agreement, with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Under the collaboration, Ares Trading has elected two CAR+ T targets for which the Company will perform certain research activities that will, in part, be funded by Ares Trading. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company expects to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement. The Company and Intrexon will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments to the Company and Intrexon.

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

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the three and six months ended June 30, 2016, the Company recognized $1.6 million and $3.2 million, respectively, of revenue related to the Ares Trading Agreement. The remaining balance of deferred revenue associated with the upfront payment was $51.1 million, of which $6.4 million is current and $44.7 million is classified as long term at June 30, 2016.

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

The Company issued options to purchase 50,222 shares outside of the Company’s stock option plans following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares vested upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. An expense of $87 thousand was charged to R&D expense for the vesting event which occurred in March 2016. This trial was initiated by Solasia Pharma K.K., or Solasia, on March 28, 2016 and triggered a $1.0 million milestone payment to the Company from Solasia which was received in May 2016. An equivalent milestone payment of $1.0 million was made to M.D. Anderson. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both IV and oral forms and related organic arsenic molecules, in all indications for human use in a pan- Asian/Pacific territory comprised of Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, the Company received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia. The $5.0 million upfront payment received in March 2011 was amortized over the period of the Company’s research and development effort, which was completed in March 2016.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for an NDA for darinaparsin in certain of the territories assigned to Solasia. The initiation of the trial on March 28, 2016 triggered a $1.0 million milestone payment from Solasia to the Company which was received in May 2016. The Company subsequently made an equivalent payment to MD Anderson as the ultimate licensor of darinaparsin.

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the six months ended June 30, 2016 and 2015. The Company is not actively pursuing the development of indibulin.

6. Related Party Transactions

Collaborations with Intrexon

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (see Note 5). A director of the Company, Randal J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Related Party Transactions (continued)

On June 29, 2015, the Company re-purchased 3,711 shares of common stock from Intrexon, at a discount of 5% to the closing price of the Company’s common stock on the date of purchase, which represented fractional shares that resulted from Intrexon’s special stock dividend of the Company’s shares to Intrexon’s shareholders, for $34 thousand. On January 8, 2016, the Company re-purchased an additional 168 shares of common stock from Intrexon for $2 thousand at the same terms as the previous share purchase.

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of biologics to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD (see Note 5). The Company paid Intrexon a technology access fee of $10.0 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the ECC Agreement, the ECC Agreement also provides for equal sharing of the profits derived from the sale of the Products.

On June 29, 2016, the Company entered into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, with Intrexon, amending the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending their existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products (as defined in the Channel Agreement), calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Merck Serono, the biopharmaceutical business of Merck KGaA.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its newly designated Series 1 Preferred Stock. Each share of the Company’s Series 1 Preferred Stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (see Note 8).

During the six months ended June 30, 2016 the Company expensed $12.1 million for services performed by Intrexon, of which $4.3 million is included within current liabilities. During the six months ended June 30, 2015 the Company expensed $7.4 million for services performed by Intrexon, of which $5.6 million is included within current liabilities.

Collaboration with Intrexon and MD Anderson

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the six months ending June 30, 2016, the Company made two quarterly payments of $3.8 million bringing the total aggregate payments to $18.8 million under this arrangement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015
Research and development	$476	$316	$893	$610
General and administrative	1,590	3,169	3,182	3,967

Stock-based compensation expense	$2,066	$3,485	$4,075	$4,577

The Company granted an aggregate of 116,000 and 136,000 stock options during the three and six months ended June 30, 2016 with a weighted-average grant date fair value of $5.91 and $5.62 per share, respectively. The Company granted an aggregate of 1,800 and 51,800 stock options during the three and six months ended June 30, 2015 with a weighted-average grant date fair value of $6.85 and $6.59 per share, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation (continued)

For the three months ended June 30, 2016 and 2015, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2016	2015
Risk-free interest rate	1.38 - 1.54%	1.69%
Expected life in years	6	6
Expected volatility	80.70 - 80.81%	85.57%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2016 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,481,469	$4.96
Granted	136,000	8.13
Exercised	(169,000)	4.81
Cancelled	(10,366)	6.48

Outstanding, June 30, 2016	3,438,103	$5.08	6.75	$4,046

Vested and unvested expected to vest at June 30, 2016	3,353,760	$5.08	5.71	$3,947

Options exercisable, June 30, 2016	2,237,935	$5.08	5.71	$3,430

Options exercisable, December 31, 2015	2,120,834	$4.24	5.84	$8,622

Options available for future grant	2,642,596

At June 30, 2016, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.2 million. The cost is expected to be recognized over a weighted-average period of 1.54 years.

A summary of the status of unvested restricted stock for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2015	1,586,388	$9.00
Granted	—	—
Vested	(350,000)	9.35
Cancelled	—	—

Non-vested, June 30, 2016	1,236,388	$9.00

At June 30, 2016, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $9.4 million. The cost is expected to be recognized over a weighted-average period of 1.53 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Preferred Stock

The Company has 30,000,000 shares of preferred stock authorized, of which, 250,000 shares are designated as Series 1.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (see note 5). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations.

Conversion

All shares of Series 1 preferred stock shall automatically convert into shares of common stock upon the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, which the Company refer to as the Conversion Event Date. On the second business day following the Conversion Event Date, each of Series 1 preferred stock shall convert into a number of shares of common stock equal to the stated value of such Series 1 preferred stock, divided by the greater of (i) the volume weighted average closing price of common stock as reported by The Nasdaq Stock Market, LLC over the 20 trading days ending on the Conversion Event Date or (ii) $1.00 per share; however, without shareholder approval in accordance with the NASDAQ Listing Rules, the Company will not affect any conversion of the Series 1 preferred stock into shares of common stock in excess of 19.9% of the lesser of (i) the pre-transaction outstanding shares of common stock or (ii) the outstanding shares of common stock at the time of conversion. In addition, without shareholder approval in accordance with the NASDAQ Listing Rules, the Company will not affect any conversion of the Series 1 preferred stock into common stock to the extent that the number of shares of common stock issued in such conversion would constitute a change of control under the NASDAQ Listing Rules.

Dividends

A monthly dividend, payable in additional shares of Series 1 preferred stock, equal to $12.00 per share, per month divided by the stated value per share, or the PIK Dividend; provided, that if any shares of Series 1 preferred stock are not converted on the Conversion Event Date (discussed below), then the rate of the PIK Dividend on all remaining unconverted shares of Series 1 preferred stock shall automatically increase from $12.00 to $24.00 per share, per month.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a change of control or sale, lease transfer or exclusive license of all or substantially all of the Company’s assets prior to the conversion of the Series 1 preferred stock into shares of common stock, then the Series 1 preferred stock will participate in the proceeds of the transaction on a pro rata basis along with common stock, treating the Series 1 preferred stock as if it had been converted into a number of shares of common stock equal to the aggregate stated value of the Series 1 preferred stock, divided by the volume weighted average closing price of common stock over the 20 trading days ending on the public announcement of such voluntary or involuntary liquidation, dissolution or winding up of the Company or change of control or sale, lease transfer or exclusive license of all or substantially all of the Company’s assets. Alternatively, the Company may redeem the Series 1 preferred stock at a redemption price equal to the pro rata amount that the Series 1 preferred stock would have received if it had been converted using the same formula.

Voting Rights

The Series 1 preferred stock does not have any voting rights except that the Company may not, without the consent of the holders of a majority of the outstanding shares of the Series 1 preferred stock, voting as a separate class, (i) amend, alter or repeal any provision of its Certificate of Incorporation in a manner that adversely affects the powers, preferences or rights of the Series 1 preferred stock in a manner that is more adverse than the effect on any other class or series of the Company’s capital stock; (ii) (A) create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of the Company’s capital stock unless the same ranks junior or pari passu to the Series 1 preferred stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or (B) reclassify, alter or amend any existing security that is junior or pari passu to the Series 1 preferred stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to the Series 1 preferred in respect of any such right, preference or privilege; or (iii) enter into any transaction (or series of related transactions) the effect of which would adversely affect the holders of the Series 1 preferred stock in a manner that is more adverse than the effect on any other class or series of capital stock.

As of June 30, 2016 the Company has recorded its commitment to issue the Series 1 preferred stock as a liability at its estimated fair value of $119.1 million, with a corresponding charge to research and development expense in the Statement of Operations. The Series 1 preferred stock shares were subsequently issued on July 1, 2016.

The Company analyzed the features of the Series 1 preferred stock and determined that the conversion option and the Company’s right to redeem the shares at liquidation are embedded derivatives that will require bifurcation from the Series 1 preferred stock in accordance with FASB ASC 815, Derivatives and Hedging. The embedded derivatives were valued as described below at $0.7 million. Upon issuance of the shares on July 1, 2016 the Company will record the fair value of the derivatives as a liability and will reclassify the fair value of the Series 1 preferred stock of $118.4 million as a component of temporary equity.

The fair value of the preferred stock was estimated using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. The model also takes into account, management estimates of clinical success/failure based upon market studies and probability of potential conversion and liquidation events. If these estimates were different, the valuations would change and that change could be material. Inputs to the models included the following:

Risk-free interest rate	0.94%
Expected dividend rate	0
Expected volatility	68.40%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%
Preferred conversion floor price	$1.00

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs. We are currently focused on developing products in immuno-oncology, to enhance the immune system’s ability to fight cancer and graft versus-host disease (GvHD). Pursuant to an exclusive channel partner agreement, or Channel Agreement, with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the field of oncology. The technologies represent an industrialized engineering approach for molecular and cell biology and gene control.

They employ an inducible gene-delivery system, or switch, that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System®, or RTS®, platform. Our initial product candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex, a clinical stage product that we license from Intrexon under the Channel Agreement.

Ad-RTS-IL-12 + veledimex uses our gene delivery system to produce interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, and T cells. Additionally, expression of functional IL-12 in human subjects by direct intratumoral injection of Ad-RTS-hIL-12 + veledimex is further demonstrated by the generation of downstream interferon gamma, or IFN-g. We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer. We are conducting a single-center Phase 1b/2 study, following standard chemotherapy, for the treatment of patients with locally advanced or metastatic breast cancer, and a multi-center Phase 1 study in patients with recurrent or progressive glioblastoma, or GBM, or Grade III malignant glioma, a form of brain cancer. Both studies are enrolling patients. Early clinical data from the GBM study was presented at the Society for Neuro-Oncology meeting in November 2015, and on February 24, 2016, we announced the successful completion of the initial dosing phase of the study and the dosing of the first patient in the next succeeding cohort of the study. On June 27, 2016, we announced the successful completion of enrollment in the first and second cohorts and the opening of a third cohort which is currently accruing. We also presented information about our ongoing breast cancer study at the San Antonio Breast Cancer Symposium in December 2015. We presented updated information on the GBM and breast cancer studies at the 2016 American Society of Clinical Oncology (ASCO) meeting in June and on the GBM study at the American Society of Hematology Workshop on Genome Editing in July. In addition to Ad-RTS-IL-12 + veledimex as monotherapy, we have undertaken pre-clinical studies that suggest we may be able to combine this viral-based immunotherapy with an immune checkpoint inhibitor, or iCPI, to improve the anti-tumor effect for GBM. These pre-clinical data were presented at the 19th Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, in May, and we believe the data will lend support to the first-in-human application of combining Ad-RTS-IL-12 + veledimex with an iCPI for investigational treatment of GBM.

Pursuant to our Channel Agreement, we and Intrexon obtained an exclusive, worldwide license to certain additional immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, NK cells and T cell receptors, or TCRs. We refer to this as the MD Anderson License. We plan to develop genetically modified T cells and other immune cells that will target and kill cancer cells. We plan to use viral and non-viral approaches to gene transfer. Regarding the latter, we are using the Sleeping Beauty (SB) transposon/ transposase system to express CAR in clinical trials to render T cells specific for CD19. The initial associated trials showed favorable progression free survival, or PFS, and/or overall survival when patient- and donor-derived CAR+ T cells were infused after hematopoietic stem-cell transplantation. All patients receiving autologous SB-modified T cells had non-Hodgkin lymphoma and most patients receiving allogeneic CAR+ T cells had acute lymphoblastic leukemia. In addition to survival of the recipients, these trials demonstrated that the infused T cells persisted for length of times that compared favorably with T cells genetically modified with virus to express CAR. Additional bioprocessing steps are underway to decrease the time the T cells are in culture during the manufacturing process which supports our efforts to address the challenges of cost and manufacturing time associated with these therapies. Only a minority of tumor antigens are on the surface and thus can be targeted by CARs, while most tumor-derived antigens are within the cell and will likely need to be targeted by T-cell receptors (TCRs). Therefore, we are developing approaches to target solid tumors using T cells expressing TCRs, particularly for recognition of neoantigens. Control systems are also being developed such as the RTS for receptor and/or cytokine expression as well as for the conditional ablation of genetically modified cells using a kill switch.

We plan to leverage the synergy between the platforms to accelerate an immuno-oncology pipeline and programs for the development of allogeneic CAR+ T and/or NK cells that can be used as off-the-shelf, or OTS, therapies. For example, NK cells do not have TCRs, so do not require genetic editing to eliminate TCRs, and may be used as an OTS therapy. Further, cytokines such as IL- 12 are “fuel” for NK cells. During 2015, we were in the clinic in collaboration with MD Anderson exploring CAR+ T therapies targeting CD19. A T-cell trial, using second generation technology, continues in 2016. We expect to enter the clinic with an additional CAR+ T therapy specific for CD33 for treatment of relapsed or refractory acute myeloid leukemia or AML in 2016. Together with Intrexon, we currently have research programs evaluating additional CAR targets and CARs co-expressed with cytokines. In addition to developing T cells, we expect to initiate an investigator led trial of OTS primary NK cells for AML after completing regulatory review in late 2016. We have additional interest in OTS products such as the development of an allogenic CAR+ T therapy. T-cell specificity can be redirected not only through CARs, but also TCRs and we also have plans to initiate programs investigating T cells genetically modified to express TCR, with preclinical studies for 2016. We plan to continue to combine, Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

On March 27, 2015, we entered into a global collaboration with Intrexon focused exclusively on CAR T cell, or CAR+ T, products with Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA, which we refer to as the Ares Trading Agreement. Intrexon will share the economic provisions of this collaboration equally with us, including an upfront payment of $115.0 million that was received in July 2015, milestones and royalties. Under this collaboration, Ares already selected two CAR+ T targets for which we will perform certain research activities that will, in part, be funded by Ares. Pursuant to the terms of an amendment to our Channel

Agreement with Intrexon, or ECP Amendment, that we entered into at the time of the Ares Trading Agreement, we will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug stage, the programs will be transferred to Ares for clinical development and commercialization. We, together with Intrexon, will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments to us and Intrexon.

On September 28, 2015, we entered into a new Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon to develop therapies for the treatment and/or prevention of graft-versus-host disease, or GvHD, a major complication of allogeneic hematopoietic stem-cell transplantation, or HSCT, which significantly impairs the quality of life and survival of many recipients. Allogeneic HSCT is used for the treatment of various diseases including hematological malignancies, immunological deficiencies as well as non-malignant conditions. Approximately 40% to 60% of HSCT recipients develop GvHD, either acute or chronic, when immune (graft) cells in a transplant patient recognize their engrafted host as foreign and attack the patient’s (host) cells. Immunosuppressive agents and systemic steroids routinely used to treat GvHD have limited efficacy and toxicity, defining the need for safer, more effective therapies. Human studies have shown that administration of low-dose subcutaneous interleukin-2, or IL-2, a cytokine critical for modulation of the immune system, in patients with steroid-refractory GvHD acts via regulatory T cells, or Tregs, to ameliorate its manifestations.

We believe that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we, together with Intrexon, plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach is expected to utilize the infusion of Tregs, such as those conditionally expressing IL-2, utilizing the RTS platform. The second approach is expected to utilize the deployment of Intrexon’s orally-delivered microbe-based ActoBiotics® therapeutics, based on Lactococcus lactis, such as to express IL-2 to modulate immune function.

Enabling Technology

Our approach to immuno-oncology and GvHD entails the application of engineering principles to biological systems for the purpose of designing and constructing new biological systems or redesigning/modifying existing biological systems. Biological systems are governed by DNA, the building block of gene programs, which control cellular processes by coding for the production of proteins and other molecules that have a functional purpose and by regulating the activities of these molecules. This regulation occurs via complex biochemical and cellular reactions working through intricate cell signaling pathways, and control over these molecules modifies the output of biological systems. Our approach to immuno-oncology and GvHD has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. This approach aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. Its application is intended to allow more precise control of drug concentration and dose, thereby improving the therapeutic index associated with the resulting drug. A further embodiment of this technology is the ability to eliminate genetically modified immune cells after infusion.

On January 6, 2011, we entered into the Channel Agreement, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s technological platform with our capabilities to translate science to the patient. As a result, our bioengineered DNA platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS®, platform. Our initial product candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex.

On September 28, 2015, we entered into the GvHD Agreement with Intrexon to develop therapies for the treatment and/or prevention of GvHD, a major complication of allogeneic HSCT, which significantly impairs the quality of life and survival of many recipients. Allogeneic HSCT is used for the treatment of various diseases including hematological malignancies, immunological deficiencies as well as non-malignant conditions. Approximately 40% to 60% of HSCT recipients develop GvHD, either acute or chronic, when immune (graft) cells in a transplant patient recognize their engrafted host as foreign and attack the patient’s (host) cells. Immunosuppressive agents and systemic steroids routinely used to treat GvHD have limited efficacy and toxicity, defining the need for safer, more effective therapies. Human studies have shown that administration of low-dose subcutaneous interleukin-2, or IL-2, a cytokine critical for modulation of the immune system, in patients with steroid-refractory GvHD acts via regulatory T cells, or Tregs, to ameliorate its manifestations.

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

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neo-antigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where the isolated mononuclear white blood cells are modified using a virus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture genetically modified cells using viral and non-viral methods. The latter may result in a reduced cost of manufacturing. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an OTS treatment. An allogeneic OTS (also referred to as universal donor) treatment would enable a patient to be treated with a CAR+ T and/or NK cell product that is created in advance of need from one or more separate healthy donor(s), possibly genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are customizable, fast, and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RheoSwitch Therapeutic System® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, chemotherapy and immunotherapy. Newer approaches such as anti-angiogenic and targeted therapies are rapidly evolving. While there are many experimental treatments under investigation, including DNA and other immunological-based therapies, we believe the prevalence of cancer will remain a significant unmet medical need. Many therapies, including combination approaches, with different mechanisms of action may be needed to overcome tumor escape. In addition to monotherapy treatment in GBM, our approach to cancer treatment includes applying multiple modality and multi-delivery approaches that encompasses viral and non-viral mechanisms, differentiating us from many other companies in the field of adoptive cellular therapy today.

Market Opportunity

Glioblastoma is an aggressive primary brain tumor affecting approximately 74,000 people worldwide each year. Recurrent glioblastoma is an aggressive cancer with one of the lowest 3-year survival rates, at 3%, among all cancers. For patients who have experienced multiple recurrences the prognosis is particularly poor, with a median overall survival (OS) of 6-7 months, while OS in patients that have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately 3-5 months. Given the poor overall prognosis and lack of effective treatments, new therapeutic approaches for malignant gliomas are needed.

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

Ad-RTS-IL-12 + veledimex for malignant glioma

We initiated a multi-center Phase 1 study in patients with recurrent or progressive GBM or Grade III malignant glioma, a form of brain cancer, in June of 2015. We reported biologic data from this study in our presentation titled “Intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma” at the Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX, and on February 24, 2016, we announced the successful completion of the initial dosing cohort and that the first patient has been dosed in the next succeeding cohort of the GBM study.

Our ongoing Phase 1, multi-center dose-escalation study of the gene therapy candidate Ad-RTS-hIL-12 + orally-administered veledimex in patients with recurrent or progressive GBM was presented at the ASCO Annual Meeting in June 2016. Ad-RTS-hIL-12 + veledimex is a novel viral gene therapy candidate for the controlled expression of IL-12.

On June 27, 2016, we announced the successful completion of enrollment in the first and second dosing cohorts as well as the initiation of enrollment in a third cohort of our ongoing multi-center Phase 1 study of Ad-RTS-hIL-12 + orally administered veledimex to treat recurrent or progressive glioblastoma (GBM) or grade III malignant glioma.

The primary objective of the study is to determine the safety and tolerability of a single intratumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response. The first cohort of seven patients received 20 mg doses of veledimex, the second cohort of six patients received 40 mg doses of veledimex, and the third cohort is receiving 30 mg doses of veledimex to refine the effect of activating the immune response within the tumor. The resultant immunologic activity that follows IL-12 expression from the brain tumor suggests that no further dose escalation will be necessary and the optimal dosing may be reached sooner than initially anticipated.

Data from 11 patients with recurrent high-grade gliomas were presented at the 2016 ASCO Annual Meeting. All of these patients had failed at least two prior lines of therapy and underwent partial resection leaving residual tumors, in certain cases with significant tumor burden. Ad-RTS-hIL-12 was administered through direct injection into the brain tumor at the time of surgery and veledimex was taken orally to activate the production of IL-12 from the tumor site and stimulate an immune response. No enrollment restrictions were imposed for tumor size or location within the supratentorial space.

As of May 18th, the date of data collection for the ASCO presentation, overall median follow up was 6.2 months, with 10 of 11 patients alive. IL-12 in the bloodstream was measured and was found to be proportional to the amount of veledimex administered, demonstrating that this orally-delivered activator crossed the blood brain barrier to turn on the RheoSwitch® technology in a dose-dependent manner.

It is increasingly recognized that the measurement of progression free survival, or PFS, with immunotherapy may not correlate directly with overall survival, or OS. For purposes of the data that we presented at the ASCO Annual Meeting, all pseudoprogression/progression were assumed to trigger progressive disease for PFS analysis by Response Assessment for Neuro-Oncology, or RANO. However, clinical benefit, including long term survival and tumor regression, can still occur after initial disease progression or after the appearance of new lesions in the Immunotherapy Response Assessment for Neuro-Oncology, or iRANO.

Overall, Ad-RTS-hIL-12 + veledimex was well tolerated, with a higher incidence of grade 3 or greater adverse events in the 40 mg cohort. All serious adverse events and Grade 3 related toxicities were rapidly reversible upon discontinuation of veledimex. The most common related adverse events included headache, nausea/vomiting, fever, white blood cell/leukocyte count decrease, platelet count decrease, liver function test increase and cytokine release syndrome. Five subjects had related serious adverse events. As of July 8, 2016, we received a report of one additional death occurring approximately 3.9 months after completing veledimex therapy and subsequently receiving additional salvage therapy. The death is not considered to be related to Ad-RTS-hIL-12 + veledimex.

On July 15, 2016 the Company issued a statement with regard to a third death that had been recently reported to us. In our statement we announced that we were collecting and analyzing information concerning this death to determine appropriate and timely reporting to the FDA. The cause of death was an intracranial hemorrhage, which occurred some time after the patient had been discharged from the treating center. We have determined that this is an isolated case, and there have been no other reported related instances of brain hemorrhage in any pervious cohort or prior studies with Ad-RTS-hIL-12 + veledimex. On July 19th, we announced that the Safety Review Committee for the GBM trial concluded that this third patient death was unrelated to study drug. The GBM trial remained open to enrollment and we have subsequently treated two patients in the 30 mg cohort. We expect to provide further updates on the progress of the study, including longer-term survival follow up, at the upcoming SNO 21st Annual Scientific Meeting November 17 - 20, 2016 in Scottsdale, Arizona, in a presentation entitled “Phase 1 dose escalation study of controlled intra-tumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex in subjects with recurrent or progressive high-grade glioma”. In addition, a nonclinical presentation entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma” will be presented. We intend to initiate a pediatric glioma study in 2017.

For patients who have experienced multiple recurrences of GBM, as the patients in our study have, prognoses are particularly poor. As of July 19th, median follow up in the first dose cohort from our study was 8 months, and the overall survival remains very encouraging in a population with an expected overall survival of 3 to 5 months for patients that have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy.

We reported pre-clinical data on combining Ad-RTS-IL-12 + veledimex with iCPI at ASGCT May, 6 2016 The combination of controlled expression of IL-12 with multiple immune checkpoint inhibitors in a GBM mice model showed superior results than either treatment alone, with a combination with anti-PD1 demonstrating 100% survival. These data provide a strong scientific rationale for evaluating this combination in human GBM; ZIOPHARM plans to initiate a combination study in 2016 in recurrent GBM.

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

Ad-RTS-IL-12 + veledimex for metastatic breast cancer and melanoma

We have completed Phase 2 monotherapy studies in melanoma and breast cancer using Ad-RTS-IL-12 + veledimex. We presented two poster presentations entitled “Demonstration of systemic antitumor immunity via intra-tumoral regulated expression of IL-12 in advanced breast cancer and melanoma patients” and “Demonstration of systemic antitumor immunity via intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of cancer” at the CRI-CIMT-EATI-AACR Inaugural International Cancer Immunotherapy Conference, Translating Science into Survival in September 2015.

On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study is being conducted at the Memorial Sloan Kettering Cancer Center in New York and will evaluate improving the patient’s response at 12-weeks. A poster presentation of this study titled “Phase 1b/2 study of intra-tumoral Ad-RTS-hIL-12 + veledimex in patients with chemotherapy-responsive locally advanced or metastatic breast cancer” was presented at the San Antonio Breast Cancer Symposium, in San Antonio, Texas in December 2015. We also presented updated information on the study at the 2016 ASCO meeting in June 2016.

A study design was outlined at the ASCO 2016 annual meeting. The study is designed to examine the safety, tolerability and efficacy of Ad-RTS-hIL-12 immunotherapy given following standard of care chemotherapy in up to 40 women with locally advanced or metastatic breast cancer of all subtypes who have achieved tumor response (PR or SD) to first- or second-line standard therapy. Following suspension of chemotherapy, the immunotherapy phase of treatment is initiated with a single cycle of Ad-RTS-hIL-12 + veledimex with the goal of maintaining or improving pre-study response. The primary endpoint is safety and tolerability and secondary endpoints include objective response rate, disease control and biomarkers. As of July 6, 2016, 9 subjects have been enrolled (8 HER2neg disease and 1 HER2+ disease) and biomarker analyses is underway. “On-target toxicities” were as expected and promptly reversible upon stopping veledimex. We will present an update of the study at the European Society for Medical Oncology (ESMO) 2016 Congress, October 7th -11th in Copenhagen, Denmark.

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

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high throughput approach to evaluate the genetically modified immune cells in oncology. In addition, we can rapidly assemble CARs and TCRs to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR and TCR molecules are evaluated based on measurements of T cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on bio-engineered activating and propagating cells (AaPC) may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus retrieve CAR-expressing T cells suitable for human applications. The time in culture with AaPC may be shortened to manufacture “minimally-manipulated” T cells within days of gene transfer by electroporation. Associated pre-clinical data was presented at ASGCT on May 5, 2016. Furthermore, we are exploring technologies that eliminate the need for in vitro propagation. We are also exploring the use of lentivirus to genetically reprogram T cells with CAR to redirect T-cell specificity.

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

CAR+ T

Through the MD Anderson License, the Company was able to enter the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results were published in Journal of Clinical Investigation August 2016. We are currently enrolling an investigator lead Phase 1 study infusing our next generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies at MD Anderson.

On July 12, 2016, we announced that after receiving feedback from the U.S. National Institutes of Health Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, we anticipate progressing plans by the end of 2016 for a Phase I adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML showed that these CAR-T cells were able to eliminate disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicate biological activity and are suggestive of potential therapeutic effect for the treatment of AML.

Development of CAR+ T therapies for other hematologic and solid tumor malignancies is also underway with preclinical studies planned throughout 2016. The Company expects to conduct a research program for the development of an allogenic CAR+ T therapy and plans to initiate programs investigating T cells genetically modified to express TCR with preclinical studies planned for 2016. The primary factor limiting the current deployment of a universal donor product is the potential for GvHD. GvHD occurs if infused allogeneic T cells regard the recipient’s body as foreign. Previous research from Dr. Cooper and colleagues at MD Anderson suggested that “universal” or OTS allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CAR-expressing T cells to eliminate expression of the endogenous ab TCR, the receptor most responsible for triggering GvHD, without compromising CAR-dependent effector functions. Dr. Cooper and colleagues at MD Anderson also published research which demonstrated that T cells can be permanently modified to eliminate TCR expression, demonstrating how to a priori generate cells from one allogeneic donor for infusion into multiple recipients. These studies represent steps towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The translation of the SB system and AaPC for use in clinical trials has the potential to show how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential.

NK Cell

In addition to T cells, we are pursuing NK cell therapies for the treatment of cancer. NK cells may have advantages over T-cell therapies in that killing is independent of a target antigen and the lack of expression of endogenous TCR obviates the need to genetically edit the associated genes. Initially, this OTS NK cell treatment will be tested in patients with AML; plans are initiate a trial in 2016.

Discovery programs are also underway to explore genetic modification of NK cells for increased tumor killing specificity. We expect to advance these and other exploratory NK-cell programs in preclinical studies in 2016.

TCR

Many of these genetic engineering technologies can also be applied towards targeting intracellular antigens with one or more TCRs. This approach is particularly important for addressing the complexity of solid tumors. We believe that SB is ideally suited for targeting intracellular antigens by TCR as it may be more cost effective, should allow for rapid manufacturing and is customizable for individual patient therapies with the ability to include multiple TCRs in a single therapy. We are pursuing discovery programs in TCR therapies for known as well as unknown (or “neoantigen”) targets. The development of an approach to create a truly personalized therapy for each cancer patient based on his/her neoantigens is a strategic goal of our Company.

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

Milestones

We achieved and expect the following milestones to occur in 2016:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Clinical update presented at the 2016 ASCO meeting for Phase 1 study of GBM

•	Update on Phase 1/2 study in Breast Cancer with standard of care presented at the 2016 ASCO meeting

•	Pre-clinical data presented at ASGCT 2016 for combining with iCPI

•	Initiate combination study of Ad-RTS-hIL-12 with anti PD-1 in 2016

•	Clinical data to be presented at SNO 2016

•	CAR+ T programs:

•	Continuation of CD19 CAR+ T clinical study in 2016

•	Initiate a CD33 specific CAR+ T clinical study for relapsed or refractory AML in the second half of 2016

•	Preclinical data presented at ASGCT 2016 for shortening the time of ex vivo manufacture of SB-modified T cells

•	Initiate CAR+ T-cell preclinical studies for other hematological malignancies and solid tumors in 2016

•	TCR-T programs

•	Initiate TCR-modified T-cell preclinical studies in 2016

•	NK cell programs

•	Initiate a Phase 1 study of OTS NK cells for AML in 2016

•	GvHD programs

•	Initiate preclinical studies in 2016

•	Pediatric programs

•	Target refractory brain tumors in children

•	Pre-clinical data to be presented at SNO 2016

We are also evaluating additional potential preclinical candidates and continuing discovery efforts aimed at identifying other potential product candidates under our Channel Agreement and GvHD Agreement with Intrexon. In addition, we may seek to enhance our pipeline in immuno-oncology through focused strategic transactions, which may include acquisitions, partnerships and in-licensing activities.

Small molecule programs

In addition to our immuno-oncology programs, we maintain certain rights to two small molecule programs, darinaparsin and indibulin, both of which we are no longer directly developing. With respect to darinaparsin, we have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to us which was subsequently paid to M.D. Anderson under the terms of our license agreement with M.D. Anderson. During 2014, we determined to no longer pursue clinical development of indibulin.

Financial Overview

Overview of Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenue. Revenue during the three and six months ended June 30, 2016 and 2015 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)

Collaboration revenue	$1,697	$272	$1,425	524%	$3,666	$544	$3,122	574%

Revenue for the three and six months ended June 30, 2016 increased in comparison to revenue for the three and six months ended June 30, 2015. The increase for the three months ended June 30, 2016 resulted from revenue recognized under the Ares Trading Agreement (Note 5, Commitments and Contingencies) in the amount of $1.6 million and Predictive in the amount of $100 thousand, offset by a decrease of $272 thousand from Solasia. The increase for the six months ended June 30, 2016 resulted from revenue recognized under the Ares Trading Agreement in the amount of $3.2 million and Predictive in the amount of $200 thousand, offset by a decrease of $272 thousand from Solasia.

Deferred revenue of $51.1 million is comprised entirely of revenue to be recognized under the Ares Trading Agreement which will be earned over the period of effort, estimated to be 9 years

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)

Research and development	$129,228	$7,424	$121,804	1641%	$139,427	$81,673	$57,754	71%

Research and development expenses for the three months ended June 30, 2016 increased by $121.8 million, as compared to the three months ended June 30, 2015. The increase in research and development expenses for the three months ended June 30, 2016 is primarily due to the commitment to issue Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (see note 5) resulting in a $119.1 million non-cash charge. Additionally, we had $1.6 million in increased expenses related to drug product and clinical costs for cell therapy programs, $1.1 million in increased employee related expenses due to increased research and development headcount, and $270 thousand in increased expense related to drug product and clinical trial costs for ongoing immune-oncology programs. These cost increases were offset by approximately $190 thousand in decreased spending related to small molecule programs that the company is no longer pursuing.

Research and development expenses for the six months ended June 30, 2016 increased by $57.8 million when compared to the six months ended June 30, 2015. The change in research and development is due to the commitment to issue Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (see note 5) resulting in a $119.0 million non-cash charge. In the prior year we incurred a one-time charge of $67.3 million for the fair value of the common shares issued to MD Anderson in consideration for the MD Anderson License in 2015, which was offset by increases related to preclinical expenses and drug shipping costs for CAR+ T programs of $4.4 million, an increase in employee related and stock compensation expense of $1.4 million, and an increases of $840 thousand related to drug manufacturing costs for ongoing immune-oncology programs. The cost increases for the six months ended June 30, 2016 were offset by savings of $540 thousand related to small molecule programs that the company is no longer pursuing and approximately $100 thousand in reduced costs from contracted outside service provides supporting research and development programs.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)

General and administrative	$3,711	$7,073	$(3,362)	-48%	$7,521	$11,323	$(3,802)	-34%

General and administrative expenses for the three months ended June 30, 2016 decreased by $3.4 million, as compared to the three months ended June 30, 2015. The decrease for the three months ended June 30, 2016 was primarily due to a $3.1 million decrease in stock compensation and related expenses incurred in the prior year. Additionally, contracted outside service expenses and other operating expense costs decreased by $250 in comparison to the three months ended June 30, 2015.

General and administrative expenses for the three months ended June 30, 2016 decreased by $3.8 million, as compared to the three months ended June 30, 2015. The decrease for the three months ended June 30, 2016 was primarily due to a $2.1 million decrease in stock compensation and related expenses incurred in the prior year. Contracted outside service expenses decreased in the current year by approximately $1.4 million as a result of one-time consulting charges incurred to finalize the MD Anderson License in the prior year. Additionally, Travel and other operating expense costs decreased by approximately $350 thousand in comparison to the six months ended June 30, 2015.

Other income (expense). Other income (expense) for three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)

Other income (expense), net	$42	$14	$28	200%	$63	$10	$53	(530%)

The increase in other income (expense) from the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was due primarily to interest received on our cash balance.

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $109.0 million in cash and cash equivalents, compared to $140.7 million in cash and cash equivalents as of December 31, 2015. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our immuno-oncology product candidates in the clinic under our exclusive partnership and collaboration with Intrexon and the MD Anderson License, and we expect that the costs associated with these product candidates, as well as additional product candidates in our pipeline, will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
($ in thousands)
Net cash provided by (used in):
Operating activities	$(31,152)	$(21,411)
Investing activities	(257)	(22)
Financing activities	(304)	97,180

Net increase (decrease) in cash and cash equivalents	$(31,713)	$75,747

Net cash used in operating activities was $31.2 million for the six months ended June 30, 2016, as compared to $21.4 million used in operating activities for the six months ended June 30, 2015. The $9.8 million increase in cash used is due to an increase of $6.7 million in prepaid expenses and other current assets related to prepayments to MD Anderson, a $3.6 million increase in draw downs on deferred revenue as a result of the Ares Trading Agreement (see Note 5, Commitments and Contingencies), and $300 thousand related to changes in operating assets and liabilities driven by changes in stock compensation and amortization of depreciation and deferred rent. Additionally, in 2016 we issued Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (see note 5) resulting in a $119.0 million non-cash charge.

Net cash used in investing activities was $257 thousand for the six months ended June 30, 2016 compared to $22 thousand for the six months ended June 30, 2015. The change was due to leasehold improvements charges incurred during the six months ended June 30, 2016.

Net cash used in financing activities was $304 thousand for the six months ended June 30, 2016 compared to $97.2 million provided by financing activities for the six months ended June 30, 2015. The $96.8 million change in cash provided by financing activities is primarily attributable to proceeds of approximately $94.3 million associated with our February 2015 public offering and $3.1 million from stock option exercises in the prior year, compared to $549 thousand in stock option exercises in the current year.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2016, our accumulated deficit was approximately $635.9 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

•	Changes in the focus, direction and pace of our development programs;

•	Competitive and technical advances;

•	Costs associated with the development of our product candidates;

•	Our ability to secure partnering arrangements;

•	Costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments, and

•	Other matters identified under Part II, Item 1A. “Risk Factors.”

Working capital as of June 30, 2016 was $110.7 million, consisting of $126.7 million in current assets and $16.0 million in current liabilities. Working capital as of December 31, 2015 was $134.4 million, consisting of $152.5 million in current assets and $18.1 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years

Operating leases	$4,777	$1,159	$2,059	$1,438	$121
Royalty and license fees	26,750	15,250	11,500	—	—

Total	$31,527	$16,409	$13,559	$1,438	$121

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Our commitments for royalty and license fees relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin. The remaining contract installment payments to Baxter are comprised of two separate $250 thousand payments on November 3rd of 2016 and 2017. Included in the above table are obligations for the subleased portion of our New York office (see Note 5, Commitments and Contingencies). We expect to receive a total of $306 thousand in the next year and $445 thousand in the next 2-3 years from our subtenants in the New York office.

On January 13, 2015, we entered into the MD Anderson License as detailed in Note 5, Commitments and Contingencies. The agreement includes minimum quarterly payments of $3.8 million included in the above table within “Royalty and License Fees”. Our obligations related to this agreement are payments of $15.0 million in the column “Less than 1 Year” and $11.3 million in the column “2 – 3 Years.”

Off-balance sheet arrangements

During the six months ended June 30, 2016 and 2015, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2016.

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

As of June 30, 2016, there are no matters that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

* Our plans to develop and commercialize non-viral and viral adoptive cellular therapies based on engineered cytokines and novel chimeric antigen receptor, or CAR, T cell and natural killer, or NK, cell therapies as well as T cell Receptor, or TCR, therapies can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from Intrexon, pursuant to the Channel Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T cells, NK cells, CARs and TCR’s possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified and/or unmodified T-cell and NK-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T cells or NK cells ex vivo and infusing the T cells or NK cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	addressing any competing technological and market developments;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products;

•	maintaining and defending the intellectual property rights relating to any products we develop; and

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors such as developing T-cell and/or NK-cell therapies.

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

We cannot assure you that we will be able to successfully address these challenges, which could prevent us from achieving our research, development and commercialization goals.

* Our current product candidates are based on novel technologies and are supported by limited clinical data and we cannot assure you that our current and planned clinical trials will produce data that supports regulatory approval of one or more of these product candidates.

Our Channel Agreement and GvHD Agreement with Intrexon contemplate our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons.

Similarly, our genetically modified and/or non-modified T cell and/or NK cell product candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, not by us. We plan to assume control of the overall clinical and regulatory development of our T cell and NK cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business. Further, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by MD Anderson or other entities, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates.

In addition, the results of the limited clinical trials conducted by us, Intrexon and MD Anderson to date may not be replicated in future clinical trials. Our Ad-RTS-IL-12 and genetically modified and non-modified T cell and NK cell product candidates, as well as other product candidates may fail to show the desired safety and efficacy in clinical development and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our Ad-RTS-IL-12 and genetically modified and non-modified T cell and NK cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

* If we cannot compete successfully for market share against other biopharmaceutical companies, we may not achieve sufficient product revenues and our business will suffer.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T cells and NK cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T cells and NK cells faces significant competition in the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird bio/Celgene/Baylor College of Medicine, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children’s Research Institute, Cellectis/Pfizer, Adaptimmune/GSK, Celgene, and NantKwest. We also face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. In addition, our gene therapy immuno-oncology products such as Ad-RTS-IL-12 + veledimex face competition from VBL Therapeutics, Immunocellular Therapeutics, Merck, Genentech, Bristol-Myers, Arbor Pharmaceuticals, Tocagen, OncoSec and Insys Therapeutics. Even if we obtain regulatory approval of potential products, we may not be the first to market and that may affect the price or demand for our potential products. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

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

*Any termination of our licenses with Intrexon or MD Anderson could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

We are dependent on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson and Intrexon. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the applicable license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes, and the technology and processes of Intrexon, MD Anderson and our other licensors, infringe on intellectual property of the licensor that is not subject to the applicable license agreement;

•	our right to sublicense patent and other rights to third parties pursuant to our relationships with our licensors and partners;

•	whether we and/or Intrexon are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License; and

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2016, we had a net loss of $143.2 million, and, as of June 30, 2016, we have incurred approximately $635.9 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement or GvHD Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program related inquiries;

•	implement additional internal systems and infrastructure;

•	hire additional personnel;

•	begin to advance candidates pursuant to the MD Anderson License; and

•	commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License.

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

As of June 30, 2016, we have approximately $109.0 million of cash and cash equivalents. Given our current development plans, we anticipate our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

* We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of June 30, 2016, we have incurred approximately $635.9 million of cumulative net losses and had approximately $109.0 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement and GvHD Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

See also “Risks Relating to the Clinical Testing, Regulatory Approval and Manufacturing of our Product Candidates”— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit an NDA or BLA, to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business

* We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

We have received orphan drug designation for Ad-RTS-IL-12 + veledimex for the treatment of malignant glioma in the United States, and we may be able to receive additional orphan drug designation from the FDA and the European Medicines Agency, or EMA, for our other product candidates. In the United States, orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other product candidates will receive orphan drug designation or that, even if such product candidate is granted such status, the product candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

* We may not be able to commercialize any products, generate significant revenues, or attain profitability.

To date, none of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for, and commercialize potential product candidates is long, complex, and costly. Unless and until we receive approval from the FDA and/or other foreign regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Even if we obtain regulatory approval for one or more of our product candidates, if we are unable to successfully commercialize our products, we may not be able to generate sufficient revenues to achieve or maintain profitability, or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

* Ethical, legal and social concerns about biologically engineered products could limit or prevent the use of our product candidates.

Our product candidates use an immuno-oncology platform. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products could influence public acceptance of our product candidates. If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to biological engineering, our product candidates may not be accepted. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to the public acceptance and commercialization of our product candidates. Our ability to develop and commercialize products could be limited by public attitudes and governmental regulation.

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

* We will incur additional expenses in connection with our Channel Agreement and GvHD Agreement with Intrexon Corporation.

The immuno-oncology platform, in which we have acquired rights for cancer indications and for the development of therapeutic approaches for GvHD from Intrexon, includes two existing product candidates, Ad-RTS-IL-12+ veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreement and GvHD Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, and our cell therapy programs, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we may need to add headcount to support our Channel Agreement and GvHD Agreement endeavors, which would add to our general and administrative expenses going forward.

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

*Failing to pay any dividends on our Series 1 Preferred Stock issued to Intrexon may have adverse consequences.

In June 2016, we amended our Channel Agreement and GvHD Agreement with Intrexon in order to, among other things, reduce the royalty rate on operating profits payable by us to Intrexon from 50% to 20%. In consideration for these amendments, we issued to Intrexon shares of our Series 1 Preferred Stock, $0.001 par value per share, or Series 1 Preferred Stock, which include, among other things, a monthly dividend of 1% payable in additional shares of Series 1 Preferred Stock. If we fail to pay such dividends when due, it would affect our eligibility to file Registration Statements on Form S-3 and our status as a “well-known seasoned issuer”, which may increase the expense and time associated with both the filing and effectiveness of future Registration Statements and the consummation of future financing transactions or other offerings of our securities.

*Our common stockholders may experience additional dilution as a result of the Series 1 Preferred Stock issued to Intrexon.

The shares of our Series 1 Preferred Stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 Preferred Stock. As a result, the number of shares of outstanding Series 1 Preferred Stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 Preferred Stock is based on the 20 day volume weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20 day volume weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 Preferred Stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 Preferred Stock into shares of our common stock.

*The holders of our Series 1 Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including payments upon a liquidation event, as well as dividend and registration rights associated with their shares.

The shares of Series 1 Preferred Stock that we issued to Intrexon in June 2016 in consideration for amending the Channel Agreement and GvHD Agreement are entitled to a number of rights and preferences which our common stock do not and will not have. Among these rights and preferences is the right to receive a portion of all funds to be distributed in connection with a voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, as defined in our Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, or the Certificate of Designation (which includes a change of control or the sale, lease transfer or exclusive license of all or substantially all of our assets), in proportion to the holders’ proportionate share of our common stock on an as-converted to common stock basis. For purposes of determining the Series 1 Preferred Stock’s proportionate share on an as-converted basis in such a transaction, it would be assumed that the Series 1 Preferred Stock is convertible into a number of shares of common stock equal to (i) the stated value of all outstanding shares of Series 1 Preferred Stock, divided by (ii) the volume weighted average price of our common stock for the 20-day period ending on the date of the public announcement of such voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, rounded down to the nearest whole share, unless such transaction occurred following the public announcement of the first approval in the United States of a ZIOPHARM Product under the Channel Agreement, a Product under the GvHD Agreement or a Product under the Ares Trading Agreement, in which case the stated value would be divided by the volume weighted average price of the Company’s common stock for the 20-day period ending on the date of the public announcement such approval. We refer to this proportionate share allocated to the holders of Series 1 Preferred Stock as the Series 1 Liquidation Amount. In addition, the Company may elect to redeem the shares of Series 1 Preferred Stock in connection with or following a Deemed Liquidation Event at a price per share equal to the Series 1 Liquidation Amount. Since the conversion rate is based on the stated value of the shares of Series 1 Preferred Stock, which was initially $120 million and increases at a rate of 1% per month, the holders of shares of our Series 1 Preferred Stock could receive a disproportionate amount of the proceeds of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event if our stock price has not sufficiently increased prior to the time that their proportionate share is calculated. Further, pursuant to the terms of a Securities Issuance Agreement we entered into with Intrexon in connection with the issuance of the Series 1 Preferred Stock, we agreed that the holders of common stock issued upon the conversion of the shares of Series 1 Preferred Stock issued to Intrexon shall be entitled to piggy-back registration rights with respect to any common stock registered by us following such conversion.

*The Series 1 Preferred Stock contains protective provisions that may limit our business flexibility.

For so long as any shares of Series 1 Preferred Stock are outstanding, we may not, without first obtaining the consent of the holders of at least a majority of the Series 1 Preferred Stock then outstanding, voting together as a single class:

•	amend our certificate of incorporation or the Certificate of Designation of the Series 1 Preferred Stock, in each case in a manner that adversely affects the powers, preferences or rights of the Series 1 Preferred Stock in a manner that is more adverse than the effect on any other class or series of our capital stock;

•	authorize, create, issue or obligate us to issue (by reclassification, merger or otherwise) any security (or any class or series thereof) that has any powers, preferences or rights senior to the Series 1 Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends or rights of redemption; or

•	enter into any transaction (or series of related transactions) the effect of which would adversely affect the holders of the Series 1 Preferred Stock in a manner that is more adverse than the effect on any other class or series of our capital stock.

As a result, we will not be able to take any of these actions without first seeking and obtaining the approval of the holders of our Series 1 Preferred Stock. In addition, we may not be able to obtain such approval in a timely manner or at all, even if we think that taking the action for which we seek approval is in our best interests. Any failure to obtain such approval could harm our business and result in a decrease in the value of our common stock.

* We may not be able to retain the exclusive rights licensed to us by Intrexon Corporation to develop and commercialize products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer.

Under the Channel Agreement, we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex, our cell therapy programs and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we refer to collectively as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent. Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products.

Intrexon may terminate the Channel Agreement if we fail to use diligent efforts to develop and commercialize ZIOPHARM Products or if we elect not to pursue the development of a Cancer Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. We may voluntarily terminate the Channel Agreement upon 90 days written notice to Intrexon. Upon termination of the Channel Agreement, we may continue to develop and commercialize any ZIOPHARM Product that, at the time of commercialization:

•	is being commercialized by us;

•	has received regulatory approval;

•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by us), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by us due to an uncured breach or a termination by Intrexon following an unconsented assignment by us or our election not to pursue development of a Superior Therapy);

Our obligation to pay 20% of net profits or revenue and 50% of sublicensing revenue or royalties with respect to these “retained” products will survive termination of the Channel Agreement, as described further in note 5 to our financial statements (Commitments and Contingencies), as well as our Annual Report on Form 10-K under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs” (which such description in our Annual Report on Form 10-K does not describe changes effected pursuant to the 2016 ECP Amendment).

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer, Caesar J. Belbel, our Chief Operating Officer, Executive Vice President and Chief Legal Officer, Dr. Francois Lebel, our Chief Medical Officer, and Executive Vice President of Research and Development and our principal scientific, regulatory, and medical advisors. Dr. Cooper’s, Mr. Belbel’s, and Dr. Lebel’s employment are governed by written employment agreements. Dr. Cooper, Mr. Belbel, and Dr. Lebel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Cooper, Mr. Belbel, Dr. Lebel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

* Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events, including potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates. The FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.

The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the institutions that collaborate with us, as toxicities resulting from our novel technologies may not be normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand their side effect profiles, both for our planned clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a risk evaluation and mitigation strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of the foregoing could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved. Furthermore, any of these occurrences may harm our business, financial condition and prospects significantly.

*Our cell-based and gene therapy immuno-oncology products rely on the availability of reagents, specialized equipment, and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

Manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For some of these reagents, equipment, infrastructure, and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.

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

We do not have experience in drug formulation or manufacturing of drugs or biologics and do not intend to establish our own manufacturing facilities. Although we will work closely with and rely upon Intrexon on the manufacturing and scale-up of Intrexon product candidates, we lack the resources and expertise to formulate or manufacture our own product candidates. We currently are contracting for the manufacture of our product candidates. We intend to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If a product candidate we develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors or Intrexon to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our products in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state and foreign agencies to ensure strict compliance with current good manufacturing practices, or cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

•	Our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues

* Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy, or REMS, which could include requirements for a restricted distribution system. If any of our product candidates receives marketing approval, the accompanying label may limit the approved uses, which could limit sales of the product.

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

*The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for third line use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, hormone therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We expect to initially seek approval of our product candidates as a third line therapy for patients who have failed other approved treatments.

Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second line or first line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second line or first line therapy.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy.

Our market opportunities may also be limited by competitor treatments that may enter the market. See also “Risks Related to Our Ability to Commercialize Our Product Candidates—If we cannot compete successfully for market share against other biopharmaceutical companies, we may not achieve sufficient product revenues and our business will suffer.”

*Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

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

We cannot predict the full impact of the ACA, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. Further, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The full impact of these new laws, as well as laws and other reform and cost containment measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our ability to generate revenue, attain profitability, or commercialize our products.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

•	The federal Anti-Kickback Statute, which regulates our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	Requirements to report annually to CMS certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•	State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including our consulting agreements with physicians, some of whom receive stock or stock options as compensation for their services, could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has further strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal anti-kickback statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

To the extent that any of our product candidates is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in United States federal or state health care programs, such as Medicare and Medicaid, disgorgement, individual imprisonment and the curtailment or restructuring of our operations any of which could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

* Our ability to use net operating loss carryforwards and research tax credits to reduce future tax payments may be limited or restricted.

We have generated significant net operating loss carryforwards, or NOLs, and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. However, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively. Those sections generally restrict the use of NOLs and R&D credits after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the code and the United States Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 imposes an annual limitation on the amount of tax a corporation may offset with business credit (including the R&D credit) carry forwards. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL or R&D credit carry forwards. We may have experienced an “ownership change” within the meaning of Section 382 in the past and there can be no assurance that we will not experience additional ownership changes in the future. As a result, our NOLs and business credits (including the R&D credit) may be subject to limitations and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs or R&D credits were freely usable.

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

To date, we have exclusive rights to certain U.S. and foreign intellectual property with respect to the Intrexon technology, including the existing Intrexon product candidates, such as Ad-RTS-IL-12 + veledimex, and the GvHD program, and with respect to CAR+ T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our Channel Agreement with Intrexon, Intrexon has the sole right to conduct and control the filings, prosecution and maintenance of the patents and patent applications licensed to us. Although under the agreement Intrexon has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Intrexon and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Intrexon may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Intrexon may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the channel program patents and patent applications, we are dependent on Intrexon or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Intrexon and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Price and volume fluctuations in the overall stock market;

•	Market conditions or trends in our industry or the economy as a whole;

•	Laboratory or clinical trial results;

•	Public concern as to the safety of drugs developed by us or others;

•	Changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	Comments by securities analysts or changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities Exchange Commission, or SEC, and announcements of the timing and amount of product sales, announcements of the status of development of our products, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements and other announcements relating to product development, litigation and intellectual property impacting us or our business;

•	Government regulation;

•	FDA determinations on the approval of a product candidate NDA submission;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Developments in patent or other proprietary rights;

•	Changes in reimbursement policies;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.

In addition, the stock market from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. The stock markets, and in particular the NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

As of June 30, 2016, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 10.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not issue or sell any unregistered equity securities, other than as reported in our Current Report on Form 8-K filed with the SEC on June 30, 2016, as amended on July 1, 2016, regarding our entry into a Securities Issuance Agreement with Intrexon Corporation.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
April 1 to April 30, 2016	—		$—
May 1 to May 31, 2016	116,667	(1)	$6.86
June 1 to June 30, 2016	6,667	(1)	$7.74

Total	123,334

(1)	Represents the total number of shares of our common stock delivered to us by certain employees to satisfy the statutory tax withholding obligations owed in connection with the vesting of restricted stock awards granted to such employees under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan, as amended to date.

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

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: August 9, 2016

/s/ Kevin G. Lafond
Kevin G. Lafond Vice President - Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 9, 2016

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1	Third Amendment to Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 30, 2016).

10.2	Amendment to Exclusive Channel Collaboration Agreement by and between the Registrant and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 30, 2016).

10.3	Securities Issuance Agreement by and between the Registrant and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 30, 2016).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.