Form 10-Q
period 2016-09-30
ZIOPHARM ONCOLOGY INC
filed 2016-11-09
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2016, was 131,732,423 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives;

•	the sufficiency of our cash and investments and our expected uses of cash;

•	the progress, timing and results of preclinical and clinical trials involving our product candidates;

•	the progress of our research and development programs;

•	the costs and timing of the development and commercialization of our products;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre-clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	the risk that final trial data may not support interim analysis of the viability of our product candidates;

•	our ability to achieve the results contemplated by our collaboration agreements and the benefits to be derived from relationships with collaborators;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our product candidates;

•	the anticipated amount, timing and accounting of deferred revenues, milestone and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights;

•	our assessment of the potential impact on our future revenues of healthcare reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce healthcare costs;

•	the uncertainty of economic conditions in certain countries in Europe and Asia such as related to the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”; and general economic conditions.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “ZIOPHARM,” the “Company,” “we,” “us” and “our” refer to ZIOPHARM Oncology, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$94,683	$140,717
Receivables	25	446
Prepaid expenses and other current assets	20,969	11,358

Total current assets	115,677	152,521
Property and equipment, net	825	581
Deposits	128	128
Other non-current assets	492	494

Total assets	$117,122	$153,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,814	$2,008
Accrued expenses	7,364	8,906
Deferred rent - current portion	177	348
Deferred revenue - current portion	6,389	6,861

Total current liabilities	15,744	18,123
Deferred rent, net of current portion	163	313
Deferred revenue, net of current portion	43,125	47,917
Derivative liabilities	694	—

Total liabilities	59,726	66,353

Commitments and contingencies (Note 5)
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 103,063 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	121,812	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 30,000,000 shares authorized, 250,000 designated as Series 1; 29,750,000 undesignated, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,732,423 and 131,718,579 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	132	132
Additional paid-in capital - common stock	582,225	579,939
Accumulated deficit	(646,773)	(492,700)

Total stockholders’ equity (deficit)	(64,416)	87,371

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$117,122	$153,724

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration revenue	$1,598	$1,869	$5,264	$2,413

Operating expenses:
Research and development, including costs of contracts	8,975	16,970	148,402	98,643
General and administrative	3,537	3,065	11,058	14,388

Total operating expenses	12,512	20,035	159,460	113,031

Loss from operations	(10,914)	(18,166)	(154,196)	(110,618)
Other income (expense), net	39	(4)	102	6
Change in derivative liabilities	21	—	21	—

Net loss	(10,854)	(18,170)	(154,073)	(110,612)
Preferred stock dividends	(3,591)	—	(3,591)	—

Net loss applicable to common stockholders	(14,445)	(18,170)	(157,664)	(110,612)

Net loss per common share - basic and diluted	$(0.11)	$(0.14)	$(1.21)	$(0.89)

Weighted average common shares outstanding used to compute net loss per share - basic and diluted	130,496,035	129,732,356	130,347,370	123,911,796

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2016

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital Common Stock	Accumulated Deficit	Total Stockholder’s Equity (Defecit)
Balance at December 31, 2015	—	—	131,718,579	$132	$579,939	$(492,700)	$87,371
Stock-based compensation	—	—	—	—	6,094	—	6,094
Exercise of employee stock options	—	—	137,346	1	550	—	551
Repurchase of common stock	—	—	(168)	—	(2)	—	(2)
Restricted stock buy-back at vesting to cover taxes	—	—	(123,334)	(1)	(852)	—	(853)
Issuance of common stock in a license agreement with M.D. Anderson			—	—	87		87
Issuance of Series 1 preferred stock in a license agreement with Intrexon, net of issuance costs of $109	100,000	118,241	—	—	—	—	—
Issuance of Series 1 preferred stock dividends	3,063	3,571	—	—	(3,591)	—	(3,591)
Net loss			—	—	—	(154,073)	(154,073)

Balance at September 30, 2016	103,063	121,812	131,732,423	$132	$582,225	$(646,773)	$(64,416)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(154,073)	$(110,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	295
Stock-based compensation	6,094	6,054
Common stock issued in exchange for MD Anderson license agreement	—	67,285
Preferred stock issued in exchange for 2016 ECP amendment	118,936	—
Change in fair value of derivative liability	(21)	—
Issuance of common stock in a license agreement	87	—
Loss on disposal of fixed assets	—	(1)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	421	(224)
Prepaid expenses and other current assets	(9,611)	(7,129)
Other noncurrent assets	1	—
Increase (decrease) in:
Accounts payable	(194)	2,150
Accrued expenses	(1,542)	10,956
Deferred revenue	(5,264)	55,087
Deferred rent	(322)	(69)

Net cash provided by (used in) operating activities	(45,261)	23,792

Cash flows from investing activities:
Purchases of property and equipment	(469)	(25)

Net cash provided by (used in) investing activities	(469)	(25)

Cash flows from financing activities:
Proceeds from exercise of stock options	551	3,366
Repurchase of restricted common stock	(853)	(379)
Repurchase of common stock	(2)	(34)
Proceeds from issuance of common stock, net	—	94,320

Net cash provided by (used in) financing activities	(304)	97,273

Net increase (decrease) in cash and cash equivalents	(46,034)	121,040
Cash and cash equivalents, beginning of period	140,717	42,803

Cash and cash equivalents, end of period	$94,683	$163,843

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Issuance of common stock in license agreement	$—	$67,285

Series 1 preferred stock issued as consideration for a license agreement	$119,045	$—

Payment of Series 1 preferred stock dividends in preferred stock	$3,591	$—

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. At September 30, 2016, the Company’s accumulated deficit was approximately $646.8 million. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

The results disclosed in the statements of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$91,372	$91,372	$—	$—

Derivative liabilities	$(694)	$—	$—	$(694)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,405	$137,405	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

As discussed further in Notes 5 and 8, the Company issued Intrexon Corporation, or Intrexon, 100,000 shares of the Company’s Series 1 preferred stock, a new class of preferred stock authorized by the Company’s board of directors, in consideration of the parties entering into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, amending their existing Exclusive Channel Partner Agreement, effective January 6, 2011 and as amended to date, which the Company refers to as the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending their existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement.

At June 30, 2016, the Company’s Series 1 preferred stock was valued using a probability-weighted approach and a Monte Carlo simulation model. Additionally, the monthly dividends issued on the outstanding Series 1 preferred stock are valued using a similar probability-weighted approach and a Monte Carlo simulation model. However, there is no adjustment or further revaluation after the initial valuation.

The Company’s Level 3 financial liabilities consist of a conversion option and a redemption feature associated with the Company’s Series 1 preferred stock issued in connection with the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon amending the Channel Agreement entered into on June 29, 2016 that have been bifurcated from the Series 1 preferred stock and are accounted for as derivative liabilities at fair value. The preferred stock derivative liabilities were valued using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. See Note 5 for additional disclosures on the 2016 ECP and 2016 GvHD Amendments and Note 8 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potential shares of common stock at September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016	2015
Stock options	3,448,070	3,655,135
Unvested restricted common stock	1,236,388	1,127,703
Series 1 preferred stock	22,564,685	—

	27,249,143	4,782,838

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Net Loss per Share – (continued)

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a ZIOPHARM Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, ARES TRADING, S.A. and the Company, is publicly announced. Assuming a conversion event date of September 30, 2016, the Series 1 preferred stock would convert into 22,564,685 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over previous the 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 5 and Note 8 for additional disclosure regarding the 2016 ECP and 2016 GvHD Amendments, valuation methodology and significant assumptions.

5. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of September 30, 2016 and December 31, 2015. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The Company retired assets as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space and recorded in other non-current assets on the balance sheets.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the entire Boston office space that incorporated all three lease agreements under the same master agreement which originally expired in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of September 30, 2016 and December 31, 2015, a total security deposit of $128 thousand is included in deposits on the balance sheet.

Total rent expense was approximately $109 thousand and $231 thousand for the three and nine months ended September 30, 2016, respectively and $104 thousand and $581 thousand for the three and nine months ended September 30, 2015, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at September 30, 2016 and December 31, 2015 of $340 thousand ($177 thousand current and $163 thousand long-term) and $661 thousand ($348 thousand current and $313 thousand long-term), respectively, which is recorded in deferred rent on the balance sheets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology to research, develop and commercialize products in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement establishes committees comprised of representatives of the Company and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Subsequent to the Third Amendment to the Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, discussed below, and subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company is obligated to pay Intrexon on a quarterly basis 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. The Company likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a stock purchase agreement with Intrexon.

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

The Company’s obligation to pay 20% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

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

The Company has determined that the rights acquired in the GvHD Agreement represent in-process research and development with no alternative future use. Accordingly, the Company recorded a charge of $10.0 million to research and development expense in September 2015.

During the first 24 months after September 28, 2015, the GvHD Agreement may be terminated by (i) either party in the event of a material breach by the other, except for the failure of the other party to use diligent efforts or to comply with any diligence obligations set forth in the GvHD Agreement and (ii) Intrexon under certain circumstances if the Company assigns its rights under the GvHD Agreement without Intrexon’s consent. Following such twenty-four-month period, Intrexon may also terminate the GvHD Agreement if the Company elects not to pursue the development of the GvHD Program identified by Intrexon that is a “Superior Therapy,” as such term is defined in the GvHD Agreement. Also following such period, the Company may voluntarily terminate the GvHD Agreement upon 90 days’ written notice to Intrexon.

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

The Company’s obligation to pay 20% of net profits or revenue with respect to these “retained” products will survive termination of the GvHD Agreement.

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

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Intrexon amending the Channel Agreement, and (2) the 2016 GvHD Amendment, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (Note 8).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T-cell receptors, or TCR’s arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the quarter ended September 30, 2016, the Company made one quarterly payment of $3.8 million and has paid an aggregate of $22.5 million under this arrangement. As of September 30, 2016, MD Anderson has used $2.7 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $19.8 million is included in other current assets at September 30, 2016.

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

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the three and nine months ended September 30, 2016, the Company recognized $1.6 million and $4.8 million, respectively, of revenue related to the Ares Trading Agreement. The remaining balance of deferred revenue associated with the upfront payment was $49.5 million, of which $6.4 million is current and $43.1 million is classified as long term at September 30, 2016.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

Patent and Technology License Agreement—The University of Texas MD Anderson Cancer Center and the Texas A&M University System.

On August 24, 2004, the Company entered into a patent and technology license agreement with The University of Texas MD Anderson Cancer Center and the Texas A&M University System, which the Company refers to, collectively, as the Licensors. Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

The Company issued options to purchase 50,222 shares outside of the Company’s stock option plans following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares vested upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. An expense of $87 thousand was charged to research and development expense for the vesting event which occurred in March 2016. This trial was initiated by Solasia Pharma K.K., or Solasia, on March 28, 2016 and triggered a $1.0 million milestone payment to the Company from Solasia which was received in May 2016. An equivalent milestone payment of $1.0 million was made to MD Anderson. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

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

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. Additional payments of $250 thousand each are due in November 2016 and 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the nine months ended September 30, 2016 and 2015. The Company is not actively pursuing the development of indibulin.

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

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (Note 8). The holders of the shares of Series 1 preferred stock are entitled to receive a monthly dividend, payable in additional shares of Series 1 preferred stock, equal to $12.00 per preferred share held by such holder per month divided by the stated value of the preferred shares, rounded down to the nearest whole share.

During the three months ended September 30, 2016, the Company issued an aggregate of 3,063 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded $21 thousand for the fair value of the derivatives as a liability and $3.6 million for the fair value of the Series 1 preferred stock as a component of temporary equity. See Notes 3, 8 and 9 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the nine months ended September 30, 2016, the Company expensed $17.0 million for services performed by Intrexon, of which $3.4 million is included within current liabilities on the balance sheet. During the nine months ended September 30, 2015 the Company expensed $11.7 million for services performed by Intrexon, of which $5.7 million is included within current liabilities on the balance sheet.

Collaboration with Intrexon and MD Anderson

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the nine months ending September 30, 2016, the Company made three quarterly payments of $3.8 million bringing the total aggregate payments to $22.5 million under this arrangement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands)	2016	2015	2016	2015
Research and development	$505	$264	$1,398	$874
General and administrative	1,514	1,213	4,696	5,180

Stock-based compensation expense	$2,019	$1,477	$6,094	$6,054

The Company granted an aggregate of 21,300 and 157,300 stock options during the three and nine months ended September 30, 2016 with a weighted-average grant date fair value of $3.71 and $5.36 per share, respectively. The Company granted an aggregate of 203,000 and 254,800 stock options during the three and nine months ended September 30, 2015 with a weighted-average grant date fair value of $8.49 and $8.10 per share, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation (continued)

For the three months ended September 30, 2016 and 2015, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2016	2015
Risk-free interest rate	1.27 - 1.37%	1.66 - 1.93%
Expected life in years	6	6
Expected volatility	79.26 - 79.34%	80.01 - 81.7%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2016 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,481,469	$4.96
Granted	157,300	7.76
Exercised	(169,000)	4.81
Cancelled	(21,699)	6.18

Outstanding, September 30, 2016	3,448,070	$5.08	6.52	$4,319

Vested and unvested expected to vest at September 30, 2016	3,357,976	$4.25	5.57	$4,206

Options exercisable, September 30, 2016	2,317,935	$4.25	5.57	$3,755

Options exercisable, December 31, 2015	2,120,834	$4.24	5.84	$8,622

Options available for future grant	2,632,629

At September 30, 2016, total unrecognized compensation costs related to unvested stock options outstanding amounted to $3.6 million. The cost is expected to be recognized over a weighted-average period of 1.46 years.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2015	1,586,388	$9.00
Granted	—	—
Vested	(350,000)	9.35
Cancelled	—	—

Non-vested, September 30, 2016	1,236,388	$9.00

At September 30, 2016, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $8.0 million. The cost is expected to be recognized over a weighted-average period of 1.45 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Preferred Stock

The Company has 30,000,000 shares of preferred stock authorized, of which, 250,000 shares are designated as Series 1 preferred stock.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (Note 5). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations.

Conversion

All shares of Series 1 preferred stock shall automatically convert into shares of common stock upon the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, which the Company refers to as the Conversion Event Date. On the second business day following the Conversion Event Date, each of Series 1 preferred stock shall convert into a number of shares of common stock equal to the stated value of such Series 1 preferred stock, divided by the greater of (i) the volume weighted average closing price of common stock as reported by The Nasdaq Stock Market, LLC over the 20 trading days ending on the Conversion Event Date or (ii) $1.00 per share; however, without shareholder approval in accordance with the NASDAQ Listing Rules, the Company will not affect any conversion of the Series 1 preferred stock into shares of common stock in excess of 19.9% of the lesser of (i) the pre-transaction outstanding shares of common stock or (ii) the outstanding shares of common stock at the time of conversion. In addition, without shareholder approval in accordance with the NASDAQ Listing Rules, the Company will not affect any conversion of the Series 1 preferred stock into common stock to the extent that the number of shares of common stock issued in such conversion would constitute a change of control under the NASDAQ Listing Rules.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Preferred Stock – (continued)

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

Analysis

The Company analyzed the features of the Series 1 preferred stock and determined that the conversion option and the Company’s right to redeem the shares at liquidation are embedded derivatives that required bifurcation from the Series 1 preferred stock in accordance with FASB ASC 815, Derivatives and Hedging. The embedded derivatives were valued as described below at $0.7 million. Upon issuance of the shares on July 1, 2016 the Company recorded the fair value of the derivatives as a liability and the fair value of the Series 1 preferred stock of $118.4 million as a component of temporary equity. Furthermore, because of the temporary equity classification, the carrying value of the Series 1 preferred stock will not be accreted to redemption value unless or until its redemption becomes probable.

During the three months ended September 30, 2016, the Company issued an aggregate of 3,063 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. The Company recorded Series 1 preferred stock at a fair value of $3.6 million, which is a component of temporary equity and recorded a gain on the change of the derivative liabilities in the amount of $21 thousand (Note 9).

The fair value of the Series 1 preferred stock was estimated using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. The model also takes into account, management estimates of clinical success/failure based upon market studies and probability of potential conversion and liquidation events. If these estimates were different, the valuations would change and that change could be material. Inputs to the models included the following:

Risk-free interest rate	1.04%
Expected dividend rate	0
Expected volatility	70.50%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%
Preferred conversion floor price	$1.00

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
September 30, 2016:
Derivative liabilities	Liabilities	$694

The change in the derivative liability for the three months ended September 30, 2016 consists of the following:

($ in thousands)
Fair Value
Balance, June 30, 2016	$694
Dividends	21
Mark-to-market	(21)

Balance, September 30, 2016	$694

See Notes 3 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to acquire, develop and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs. We are currently focused on developing products in immuno-oncology, to enhance the immune system’s ability to fight cancer and graft-versus-host disease (GvHD). Pursuant to two exclusive channel partner agreements, or Channel Agreements with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the fields of oncology and graft-versus-host disease.

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

Ad-RTS-IL-12 + veledimex uses our gene delivery system to produce interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, and T cells. Additionally, expression of functional IL-12 in human subjects by direct intratumoral injection of Ad-RTS-hIL-12 + veledimex is further demonstrated by the generation of downstream interferon gamma, or IFN-g. We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer. We are conducting a single-center Phase 1b/2 study, following standard chemotherapy, for the treatment of patients with locally advanced or metastatic breast cancer, and a multi-center Phase 1 study in patients with recurrent or progressive glioblastoma, or GBM, or Grade III malignant glioma, a form of brain cancer. Both studies are enrolling patients. Early clinical data from the GBM study was presented at the Society for Neuro-Oncology (SNO) meeting in November 2015, and on February 24, 2016, we announced the successful completion of the initial dosing phase of the study and the dosing of the first patient in the next succeeding cohort of the study. On June 27, 2016, we announced the successful completion of enrollment in the first and second cohorts and the opening of a third cohort, which has now completed. An update on clinical data from this trial will occur during the 2016 SNO meeting. In addition, we will be presenting nonclinical data in a pontine mouse model at SNO; we believe these data will support initiation of a pediatric brain tumor clinical trial during the first half of 2017. We also presented information about our ongoing breast cancer study at the San Antonio Breast Cancer Symposium in December 2015. We presented updated information on the GBM and breast cancer studies at the 2016 American Society of Clinical Oncology (ASCO) meeting in June and on the GBM study at the American Society of Hematology Workshop on Genome Editing in July. We also presented additional breast cancer clinical study results at the European Society for Medical Oncology (ESMO) 2016 Congress in October.

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

Pursuant to our Channel Agreement for the cancer program, we and Intrexon obtained an exclusive, worldwide license to certain additional immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, NK cells and TCRs. We refer to this as the MD Anderson License. We plan to develop genetically modified T cells and other immune cells that will target and kill cancer cells using viral and non-viral approaches to gene transfer. Regarding our non-viral approach, we are using the Sleeping Beauty (SB) transposon/transposase system under the MD Anderson license to express CAR in clinical trials to render T cells specific for CD19. The initial associated trials showed favorable progression free survival, or PFS, and/or overall survival when patient- and donor-derived CAR+ T cells were infused after hematopoietic stem-cell transplantation. All patients receiving autologous SB-modified T cells had non-Hodgkin lymphoma and most patients receiving allogeneic CAR+ T cells had acute lymphoblastic leukemia. In addition to survival of the recipients, these trials demonstrated that the infused T cells persisted for length of times that compared favorably with T cells genetically modified with virus to express CAR. An update was provided in publication (J Clin Invest. 2016 Sep 1;126(9):3363-76.). Additional bioprocessing steps are underway to decrease the time the T cells are in culture during the manufacturing process which supports our efforts to address the challenges of cost and manufacturing time associated with these therapies. Data demonstrating reduced time in culture was presented at the 2016 annual meeting of American Society of Gene & Cell Therapy (ASGCT) and additional pre-clinical information will be provided at the 2016 annual meeting of American Society of Hematology (ASH). Only a minority of tumor antigens are on the surface and thus can be targeted by CARs, while most tumor-derived antigens are within the cell and will likely need to be targeted by TCRs. Therefore, we are developing approaches to target solid tumors using T cells genetically modified with the SB system to express TCRs for recognition of neoantigens. An update was provided in publication (Molecular Therapy (2016); 24(6), 1078–1089) and further pre-clinical information regarding the targeting of solid tumors will be presented at the annual meeting of ASH in December 2016. Control systems are also being developed such as the RTS for receptor and/or cytokine expression as well as for the conditional ablation of genetically modified cells using a kill switch.

We plan to leverage the synergy between the platforms to accelerate an immuno-oncology pipeline and programs for the development of allogeneic CAR+ T and/or NK cells that can be used as off-the-shelf, or OTS, therapies. For example, NK cells do not have endogenous TCRs, so do not require genetic editing to eliminate TCRs, and may be used as an OTS therapy. Further, cytokines such as IL- 12 are “fuel” for NK cells. We have been conducting a T-cell trial using second generation technology with a revised CAR structure throughout 2016. Going forward, this trial will employ a shortened manufacturing process as we enroll additional patients. We expect to enter the clinic with an additional CAR+ T therapy specific for CD33 for treatment of relapsed or refractory acute myeloid leukemia or AML during the first half of 2017. An update on the pre-clinical data for the CD33 program will be provided at the 2016 annual meeting of ASH. We successfully completed an application to the National Institute of Health’s Office of Biotechnical Activities in June 2016 and expect to file an IND with the FDA before the end of 2016. Enrollment to the CD33 CAR+ T trial will occur in 2017. Together with Intrexon, we currently have research programs evaluating additional CAR targets and CARs co-expressed with cytokines, in particular membrane bound interleukin-15 (mbIL15). In addition to developing T cells, we expect to initiate an investigator led trial of OTS primary NK cells for AML after completing regulatory review during 2017. We have additional interest in OTS products such as the development of an allogenic CAR+ T therapy. T-cell specificity can be redirected not only through CARs, but also TCRs; we also have plans to initiate programs investigating T cells genetically modified to express neoantigen-specific TCRs. We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

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

We believe that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we, together with Intrexon, plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach is expected to utilize the infusion of Tregs, such as those conditionally expressing IL-2, such as utilizing the RTS platform. The second approach is expected to utilize the deployment of Intrexon’s orally-delivered microbe-based ActoBiotics® therapeutics, based on Lactococcus lactis, such as to express IL-2 to modulate immune function.

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

On September 28, 2015, we entered into the GvHD Agreement with Intrexon to develop therapies for the treatment and/or prevention of GvHD, a major complication of allogeneic HSCT, which significantly impairs the quality of life and survival of many recipients. Some of the technologies used to generate product candidates for immuno-oncology have potential application for GvHD. These include the ability to genetically modify cells using viral and non-viral approaches and the application of RTS® to control gene expression, such as cytokines. Some of these methodologies as well as our expertise in bioprocessing are being investigated to generate regulatory T cells, or Tregs. In addition, we are generating genetically modified L lactis to alter the inflammatory milieu of patients with GvHD, especially of the gastrointestinal tract. These modifications are facilitated though collaboration with ActoBiotics®, a division of Intrexon.

More detailed descriptions of our clinical development plans for each of these programs are set forth below under the caption “Product Candidates.”

Immuno-oncology and GvHD

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

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neo-antigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where the isolated mononuclear white blood cells are modified using a virus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture genetically modified cells using viral and non-viral methods. The latter may result in a reduced cost of manufacturing. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an OTS treatment. An allogeneic OTS (also referred to as universal donor) treatment would enable a patient to be treated with a CAR+ T and/or NK-cell products that are created in advance of need from one or more separate healthy donor(s), possibly genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are customizable, fast, and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RTS® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

Market Opportunities

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

According the Leukemia and Lymphoma Society, an estimated 1,237,824 people in the US are living with, or are in remission from, leukemia, lymphoma, or myeloma. New diagnoses for such hematologic malignancies in the US are expected to reach 171,500 people in 2016. These new diagnoses are expected to account for approximately 10% of the new cancer cases in the US in 2016.

GvHD Overview

GvHD is a major complication of allogeneic HSCT, which significantly impairs the quality of life and survival of many recipients. Allogeneic HSCT is an increasingly important treatment of various diseases including hematological malignancies, immunological deficiencies as well as non-malignant conditions, and is considered to be the most effective form of tumor immunotherapy available to date. However, GvHD, when immune (graft) cells in a transplant patient recognize their engrafted host as foreign and attack the patient’s (host) cells, remains a major source of morbidity and mortality following allogeneic HSCT. During development of GvHD, activation of various immune cells, especially donor T cells, leads to damage of target organs including skin, liver, hematopoietic system, and of particular importance, gut.

There were approximately 23,000 allogeneic HSCT procedures in the US and Europe in 2013. Approximately 40% to 60% of HSCT recipients develop GvHD, either acute or chronic. Immunosuppressive agents and systemic steroids routinely used to treat GvHD have limited efficacy and toxicity; patients with steroid-resistant acute GvHD have a dismal prognosis, with mortality rates in excess of 90%, defining the need for safer, more effective therapies. New ways of treating and preventing GvHD have the potential to increase the market opportunity through (1) broadening of patient eligibility to receive allogeneic HSCT and (2) increasing the number of effective donor/recipient combinations.

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

More specifically, IL-12 is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. We have developed an adenoviral vector, Ad-RTS-IL-12, administered intra-tumorally under the control of the RheoSwitch Therapeutic System® (RTS®) expression platform. Gene expression and subsequent IL-12 protein production is tightly controlled by the activator ligand veledimex.

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

The primary objective of the study is to determine the safety and tolerability of a single intratumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response. The first cohort of seven patients received 20 mg doses of veledimex, the second cohort of six patients received 40 mg doses of veledimex, and the third cohort received 30 mg doses of veledimex to refine the effect of activating the immune response within the tumor. The resultant immunologic activity that follows IL-12 expression from the brain tumor suggests that no further dose escalation will be necessary and the optimal dosing may be reached sooner than initially anticipated.

Data from 11 patients with recurrent high-grade gliomas were presented at the 2016 ASCO Annual Meeting in June. All of these patients had failed at least two prior lines of therapy and underwent partial resection leaving residual tumors, in certain cases with significant tumor burden. Ad-RTS-hIL-12 was administered through direct injection into the brain tumor at the time of surgery and veledimex was taken orally to activate the production of IL-12 from the tumor site and stimulate an immune response. No enrollment restrictions were imposed for tumor size or location within the supratentorial space.

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

Overall, Ad-RTS-hIL-12 + veledimex was well tolerated, with a higher incidence of grade 3 or greater adverse events in the 40 mg cohort. All serious adverse events and Grade 3 related toxicities were rapidly reversible upon discontinuation of veledimex. The most common related adverse events included headache, nausea/vomiting, fever, white blood cell/leukocyte count decrease, platelet count decrease, liver function test increase and cytokine release syndrome. Five subjects had related serious adverse events. As of July 8, 2016, we received a report of one additional death occurring approximately 3.9 months after completing veledimex therapy and subsequently receiving additional salvage therapy. The death is unrelated to Ad-RTS-hIL-12 + veledimex.

On July 15, 2016 the Company issued a statement with regard to a third death that had been recently reported to us. In our statement we announced that we were collecting and analyzing information concerning this death to determine appropriate and timely reporting to the FDA. The cause of death was an intracranial hemorrhage, which occurred some time after the patient had been discharged from the treating center. We have determined that this is an isolated case, and there have been no other reported related instances of brain hemorrhage in any pervious cohort or prior studies with Ad-RTS-hIL-12 + veledimex. On July 19th, we announced that the Safety Review Committee for the GBM trial concluded that this third patient death was unrelated to study drug. The GBM trial remained open to enrollment and we have subsequently completed the 30 mg cohort. We expect to provide further updates on the progress of the study, including longer-term survival follow up, at the upcoming SNO 21st Annual Scientific Meeting November 17 - 20, 2016 in Scottsdale, Arizona, in a poster entitled “Phase 1 study of intratumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex is well tolerated and suggests survival benefit in recurrent high grade glioma”. In addition, a nonclinical poster entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma” will be presented. We intend to initiate a pediatric brain tumor study in the first half of 2017.

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

We reported pre-clinical data on combining Ad-RTS-IL-12 + veledimex with iCPI at ASGCT May 6, 2016 The combination of controlled expression of IL-12 with multiple immune checkpoint inhibitors in a GBM mice model showed superior results than either treatment alone, with a combination with anti-PD1 demonstrating 100% survival. These data provide a strong scientific rationale for evaluating this combination in human GBM; ZIOPHARM plans to initiate a combination study in the first half of 2017 in recurrent GBM.

On July 23, 2015, the FDA granted orphan drug designation for Ad-RTS-IL-12 + veledimex for the treatment of malignant glioma. Orphan drug designation provides eligibility for a seven-year period of market exclusivity in the United States after product approval, an accelerated review process, accelerated approval where appropriate, grant funding, tax benefits and an exemption from user fees.

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

We presented an update of the study at the European Society for Medical Oncology (ESMO) 2016 Congress, October 7th -11th in Copenhagen, Denmark. As of August 30, 2016, a total of nine patients were available for initial assessment. Results show that Ad-RTS-hIL-12 + 7 days of veledimex consistently elicited production of IL-12 which in turn produced IFNg. It was notable that the intratumoral influx of CD8+ T cells and IFNg were present six weeks after completion of veledimex consistent with the ability of Ad-RTS-hIL-12 to favorably impact the tumor environment over the long term. In two patients, Ad-RTS-hIL-12 + veledimex provided a meaningful drug holiday, with durable responses for 18 and 35 weeks. In all patients, disease control rate (DCR) was 44% at Week 6 and 22% at Week 12. Overall response rate (ORR), defined as achieving a partial response (PR) or better, was 11% at Week 12. Most toxicities promptly reversed upon discontinuation of veledimex, including cytokine release syndrome (grade 1-2 CRS), observed in six of nine patients. The higher than expected incidence of CRS was likely related to CYP-3A4 drug interactions with veledimex (80 mg) which resulted in enhanced peak cytokine expression.

CAR+ T, NK and TCR cells

We are actively pursuing viral and non-viral genetic engineering technologies and approaches to cell propagation to develop novel CAR+ T, NK and TCR therapies. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS modules and/or kill switches, represents a differentiated approach to genetically modified T cells and other immune cells, such as NK cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation non-viral and viral adoptive cellular therapies based on specialized cytokines, CARs and TCR’s targeting both hematologic malignancies and solid tumors.

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high throughput approach to evaluate the genetically modified immune cells in oncology. In addition, we can rapidly assemble CARs and TCRs to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR and TCR molecules are evaluated based on measurements of T cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase employed by Sleeping Beauty improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on bio-engineered activating and propagating cells (AaPC) may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus retrieve CAR-expressing T cells suitable for human applications. The time in culture with AaPC may be shortened to manufacture minimally-manipulated T cells within days of gene transfer by electroporation. Associated pre-clinical data was presented at ASGCT on May 5, 2016 and further information will be presented at the 2016 annual meeting of ASH in December regarding exploring technologies that eliminate the need for in vitro propagation. We are also exploring the use of lentivirus to genetically reprogram T cells with CAR to redirect T-cell specificity.

The ability to genetically modify immune cells using non-viral and viral-based technologies enables us to express other genes in addition to immunoreceptors (CARs and TCRs) to redirect specificity. For example, we have developed a tethered or membrane-bound form of IL-15 (mbIL 15) which in pre-clinical modeling endows CAR-expressing T cells with an ability to be long-lived. The Company expects to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with RTS and/or kill switches. Using this unique set of genetic engineering tools, the company can employ a broad immunotherapy approach against cancer.

CAR+ T

Through the MD Anderson License, the Company was able to enter the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results from which were published in the Journal of Clinical Investigation August 2016. We are currently enrolling an investigator lead Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies at MD Anderson. The manufacturing process is being shortened with enrollment of future patients.

On July 12, 2016, we announced that after receiving feedback from the U.S. National Institutes of Health Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, we anticipated progressing plans for a Phase I adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies, to be updated at the 2016 annual meeting of ASH, demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML showed that these CAR-T cells were able to eliminate disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicate biological activity and are suggestive of potential therapeutic effect for the treatment of AML. We plan to initiate this Phase 1 clinical trial at MD Anderson during the first half of 2017.

Development of CAR+ T therapies for other hematologic and solid tumor malignancies is also underway with pre-clinical studies conducted throughout 2016. The Company expects to conduct a research program for the development of an allogenic CAR+ T therapy and plans to initiate programs investigating T cells genetically modified to express TCR with preclinical studies planned for 2016. The primary factor limiting the current deployment of a universal donor product is the potential for GvHD. GvHD occurs if infused allogeneic T cells regard the recipient’s body as foreign. Previous research from Dr. Cooper and colleagues at MD Anderson suggested that “universal” or OTS allogeneic T cells generated from one donor could be administered to multiple recipients. This is achieved by genetically editing CAR-expressing T cells to eliminate expression of the endogenous aß TCR, the receptor most responsible for triggering GvHD, without compromising CAR-dependent effector functions. Dr. Cooper and colleagues at MD Anderson also published research which demonstrated that T cells can be permanently modified to eliminate TCR expression, demonstrating how to a priori generate cells from one allogeneic donor for infusion into multiple recipients. These studies represent steps towards our goal of on-demand therapy that can be pre-deployed at multiple sites and infused when needed. The translation of the SB system and AaPC for use in clinical trials has the potential to show how a nimble and cost-effective approach to developing genetically modified T cells can be used to implement clinical trials infusing next-generation T cells with improved therapeutic potential.

NK Cell

In addition to T cells, we are pursuing NK-cell therapies for the treatment of cancers. NK cells may have advantages over T-cell therapies in that killing is independent of a target antigen and the lack of expression of endogenous TCR obviates the need to genetically edit the associated genes. Initially, this OTS NK cell treatment will be tested in patients with AML in a clinical trial at MD Anderson which we expect to initiate in 2017.

Discovery programs are also underway to explore genetic modification of NK cells for increased tumor killing specificity. We expect to advance these and other exploratory NK-cell programs in preclinical studies in 2016.

TCR

Many of these genetic engineering technologies can also be applied towards targeting intracellular antigens with one or more TCRs. This approach is particularly important for addressing the complexity of solid tumors. We believe that SB is ideally suited for targeting intracellular antigens by TCR as it may be more cost effective, should allow for rapid manufacturing and is customizable for individual patient therapies with the ability to include multiple TCRs in a single therapy. We are pursuing discovery programs in TCR therapies for neoantigen targets. The development of an approach to create a truly personalized therapy for each cancer patient based on his/her neoantigens is a strategic goal of our Company.

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

Milestones

We achieved and expect to achieve the following milestones in 2016 and 2017:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Clinical data from Phase 1 of Ad-RTS-hIL-12 + veledimex for GBM to be presented at SNO 2016

•	Initiate Phase 2/3 clinical trial for GBM in 2017

•	Clinical update presented at the 2016 ASCO meeting for Phase 1 study of GBM

•	Pre-clinical data presented at ASGCT 2016 for combining with iCPI

•	Initiate combination study of Ad-RTS-hIL-12 + veledimex with iCPI (PD-1) during the first half of 2017

•	Pre-clinical data for Ad-RTS-mIL-12 + veledimex to support pediatric brain tumors to be presented at SNO 2016

•	Initiate Phase 1 study in the treatment of brain tumors in children during the first half of 2017

•	Update on Phase 1/2 study in Breast Cancer with standard of care presented at the 2016 ASCO meeting

•	Clinical update presented at the 2016 ESMO meeting for Phase 1/2 Breast Cancer study

•	CAR+ T programs:

•	Continuation of CD19 CAR+ T clinical study in 2016

•	Initiate a CD33 specific CAR+ T clinical study for relapsed or refractory AML in the first half of 2017

•	Preclinical data on CD33 to be presented at ASH 2016

•	Preclinical data presented at ASGCT 2016 and ASH 2016 for shortening the time of ex vivo manufacture of SB-modified T cells

•	Initiate CAR+ T-cell preclinical studies for other hematological malignancies and solid tumors in 2016

•	TCR-T programs

•	Initiate TCR-modified T-cell preclinical studies in 2016

•	Preclinical data to be presented at ASH 2016

•	NK cell programs

•	Initiate a Phase 1 study of OTS NK cells for AML in 2017

•	GvHD programs

•	Initiate preclinical studies in 2016

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

Small molecule program

In addition to our immuno-oncology programs, we maintain certain rights to a small molecule program, darinaparsin which we are no longer directly developing. We have entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to us which was subsequently paid to MD Anderson under the terms of our license agreement with MD Anderson.

Financial Overview

Overview of Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenue. Revenue during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)
Collaboration revenue	$1,598	$1,869	$(271)	-14%	$5,264	$2,413	$2,851	118%

Revenue for the three months ended September 30, 2016 decreased in comparison to revenue for the three months ended September 30, 2015. During the three months ended September 30, 2015 and 2016, we recognized $1.6 million in revenue under the Ares Trading Agreement (Note 5, Commitments and Contingencies). During the three months ended September 30, 2015, we recognized $271 thousand in revenue as part of normal amortization of a $5.0 million upfront payment received in March 2011 under the Solasia agreement (Note 5, Commitments and Contingencies). The $5.0 million upfront payment received in March 2011 was amortized over the period of our research and development effort, which was completed in March 2016.

Revenue for the nine months ended September 30, 2016 increased in comparison to revenue for the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2016 resulted from revenue recognized under the Ares Trading Agreement in the amount of $4.8 million and Predictive in the amount of $200 thousand, offset by a decrease of $271 thousand from Solasia as the research and development effort under the Solasia agreement was completed in March 2016.

Deferred revenue of $49.5 million is comprised entirely of revenue to be recognized under the Ares Trading Agreement which will be earned over the period of effort, estimated to be 9 years.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)
Research and development	$8,975	$16,970	$(7,995)	-47%	$148,402	$98,643	$49,759	50%

Research and development expenses for the three months ended September 30, 2016 decreased by $8.0 million, as compared to the three months ended September 30, 2015. The decrease in research and development expenses for the three months ended September 30, 2016 is primarily due to a one-time charge of $10.0 million for in process research and development with Intrexon for GvHD programs incurred in September 2015. This decrease was offset by a $1.0 million increase in employee related and stock compensation expense due to increased research and development headcount, a $0.8 million increase in spending related to ongoing IL-12 and CAR+ T programs, and an approximately $0.2 million increase in spending on travel, contracted outside services and other operating costs.

Research and development expenses for the nine months ended September 30, 2016 increased by $49.8 million when compared to the nine months ended September 30, 2015. The change in research and development is due the commitment to issue Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (see note 5) resulting in a $119.0 million non-cash charge. In the prior year we incurred a one-time charge of $67.3 million for the fair value of the common shares issued to MD Anderson in consideration for the MD Anderson License as well as a one-time charge of $10.0 million for in process research and development with Intrexon for GvHD programs. During the nine months ended September 30, 2016, preclinical expenses and drug shipping costs for CAR+ T programs increased by $5.2 million, employee related and stock compensation expenses increased by $2.4 million due to increased research and development headcount, costs for ongoing clinical trials increased by $1.0 million, and contracted outside services and other operating costs increased by $0.1 million. These costs were offset by $0.6 million in decreased spending in small molecule programs in the current year as the company is no longer pursuing those technologies.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)
General and administrative	$3,537	$3,065	$472	15%	$11,058	$14,388	$(3,330)	-23%

General and administrative expenses for the three months ended September 30, 2016 increased by $0.5 million, as compared to the three months ended September 30, 2015. The increase for the three months ended September 30, 2016 was primarily due to a $0.4 million increase in stock compensation and employee related expenses incurred in the year. Additionally, contracted outside service expenses and other operating expense costs increased by $0.1 million in comparison to the three months ended September 30, 2015.

General and administrative expenses for the nine months ended September 30, 2016 decreased by $3.3 million, as compared to the three months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 was primarily due to a $1.7 million decrease in stock compensation and employee related expenses, a $1.2 million decrease in outside contracted service costs, and a $0.4 million decrease in travel and other operating expenses.

Other income (expense). Other income (expense) for three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change		2016	2015	Change
($ in thousands)
Other income (expense), net	$39	$(4)	$43	1075%	$102	$6	$96	(1600%)
Change in derivative value	21	—	21	0%	21	—	21	0%

Total	$60	$(4)			$123	$6

The increase in other income (expense) from the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was due primarily to interest received on our cash balance. The change in derivative liabilities was not applicable in 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $94.7 million in cash and cash equivalents, compared to $140.7 million in cash and cash equivalents as of December 31, 2015. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the anticipated advancement of our immuno-oncology product candidates in the clinic under our exclusive partnership and collaboration with Intrexon and the MD Anderson License, and we expect that the costs associated with these product candidates, as well as additional product candidates in our pipeline, will increase the level of our overall research and development expenses significantly going forward.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
($ in thousands)
Net cash provided by (used in):
Operating activities	$(45,261)	$23,792
Investing activities	(469)	(25)
Financing activities	(304)	97,273

Net increase (decrease) in cash and cash equivalents	$(46,034)	$121,040

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•	Non-cash operating items such as depreciation and amortization, stock based compensation and common and preferred stock issued in exchange for license agreements;

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the fair value of our derivative liabilities.

The $69.1 million increase in cash used is primarily driven by higher net loss of $44.0 million, an increase of $52.0 million in charges related to stock issued in exchange for license agreements, a decrease in deferred revenue of $60.0 million, a decrease in accounts payable and accrued expenses of $15.0 million and an increase in prepaid expenses of $2.0 million.

Net cash used in investing activities was $467 thousand for the nine months ended September 30, 2016 compared to $25 thousand for the nine months ended September 30, 2015. The change was due to leasehold improvement charges incurred during the nine months ended September 30, 2016.

Net cash used in financing activities was $304 thousand for the nine months ended September 30, 2016 compared to $97.3 million provided by financing activities for the nine months ended September 30, 2015. The $97.6 million decrease in cash provided by financing activities is primarily attributable to proceeds of approximately $94.3 million associated with our February 2015 public offering and $3.1 million from stock option exercises in the prior year, compared to $549 thousand in stock option exercises in the current year.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2016, our accumulated deficit was approximately $646.8 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of September 30, 2016 was $100.0 million, consisting of $115.7 million in current assets and $15.7 million in current liabilities. Working capital as of December 31, 2015 was $134.4 million, consisting of $152.5 million in current assets and $18.1 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$4,496	$1,176	$1,938	$1,382	$—
Royalty and license fees	23,000	15,250	7,750	—	—

Total	$27,496	$16,426	$9,688	$1,382	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Our commitments for royalty and license fees relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin. The remaining contract installment payments to Baxter are comprised of two separate $250 thousand payments on November 3rd of 2016 and 2017. Included in the above table are obligations for the subleased portion of our New York office (see Note 5, Commitments and Contingencies). We expect to receive a total of $306 thousand in the next year and $362 thousand in the next 2-3 years from our subtenants in the New York office.

On January 13, 2015, we entered into the MD Anderson License as detailed in Note 5, Commitments and Contingencies. The agreement includes minimum quarterly payments of $3.8 million included in the above table within “Royalty and License Fees”. Our obligations related to this agreement are payments of $15.0 million in the column “Less than 1 Year” and $7.8 million in the column “2 – 3 Years.”

Off-balance sheet arrangements

During the nine months ended September 30, 2016 and 2015, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2016.

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

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management attention and resources and other factors.

As of September 30, 2016, there are no matters that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

In addition, the results of the limited clinical trials conducted by us, Intrexon and MD Anderson to date may not be replicated in future clinical trials. Our Ad-RTS-IL-12 + veledimex and genetically modified and non-modified T cell and NK cell product candidates, as well as other product candidates may fail to show the desired safety and efficacy in clinical development and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our Ad-RTS-IL-12 + veledimex and genetically modified and non-modified T cell and NK cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

* If we cannot compete successfully for market share against other biopharmaceutical companies, we may not achieve sufficient product revenues and our business will suffer.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T cells and NK cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T cells and NK cells faces significant competition in the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird bio/Celgene/Baylor College of Medicine, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children’s Research Institute, Cellectis/Pfizer, Adaptimmune/GSK, Celgene, NantKwest, Gritstone, Neon, BioNTech, and Advaxis. We also face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. In addition, our gene therapy immuno-oncology products such as Ad-RTS-IL-12 + veledimex face competition from VBL Therapeutics, Immunocellular Therapeutics, Merck, Genentech, Bristol-Myers, Arbor Pharmaceuticals, Tocagen, OncoSec and Insys Therapeutics. Even if we obtain regulatory approval of potential products, we may not be the first to market and that may affect the price or demand for our potential products. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2016, we had a net loss of $154.1 million, and, as of September 30, 2016, we have incurred approximately $646.8 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement or GvHD Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

As of September 30, 2016, we have approximately $94.7 million of cash and cash equivalents. Given our current development plans, we anticipate our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. Our business is highly cash-intensive and our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for the further development of our products, we will be required to delay, reduce or eliminate planned preclinical and clinical trials and may be forced to terminate the approval process for our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to discontinue product development, forego attractive business opportunities or pursue merger or divestiture strategies. In the event we are unable to obtain additional financing, we may be forced to cease operations altogether.

* We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of September 30, 2016, we have incurred approximately $646.8 million of cumulative net losses and had approximately $94.7 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement and GvHD Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

See also “Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of our Product Candidates— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit an NDA or BLA, to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

The immuno-oncology platform, in which we have acquired rights for cancer indications and for the development of therapeutic approaches for GvHD from Intrexon, includes two existing product candidates, Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex. Upon entry into the Channel Agreement and GvHD Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, and our cell therapy programs, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, we may need to add headcount to support our Channel Agreement and GvHD Agreement endeavors, which would add to our general and administrative expenses going forward.

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

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the three months ended September 30, 2016, we issued an aggregate of 3,063 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from June 30, 2016 through September 30, 2016. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20 day volume weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20 day volume weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

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

Our obligation to pay 20% of net profits or revenue and 50% of sublicensing revenue or royalties with respect to these “retained” products will survive termination of the Channel Agreement, as described further in Note 5 to our financial statements (Commitments and Contingencies), as well as our Annual Report on Form 10-K under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs” (such description in our Annual Report on Form 10-K does not describe changes effected pursuant to the 2016 ECP Amendment).

There can be no assurance that we will be able to successfully perform under the Channel Agreement and if the Channel Agreement is terminated it may prevent us from achieving our business objectives.

* We will incur additional expenses in connection with our License Agreement with The University of Texas MD Anderson Cancer Center

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

We have recently focused our product research and development efforts on our immuno-oncology product candidates under our Channel Agreement with Intrexon. These products, including Ad-RTS-IL-12 + veledimex, are based on gene therapy technology. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our immuno-oncology platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our immuno-oncology product candidates on a timely or profitable basis, if at all.

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

As of September 30, 2016, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 10.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, we issued an aggregate of 3,063 shares of Series 1 preferred stock to Intrexon Corporation, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from June 30, 2016 through September 30, 2016. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

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

ZIOPHARM ONCOLOGY, INC.

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2016

/s/ Kevin G. Lafond
Kevin G. Lafond Vice President - Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: November 9, 2016

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