Form 10-K
period 2016-12-31
ZIOPHARM ONCOLOGY INC
filed 2017-02-16
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $659,304,778 as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 120,091,945 shares of common stock held by non-affiliates and a closing price of $5.49 as reported on the NASDAQ Capital Market on June 30, 2016.

As of February 6, 2017, there were 132,376,670 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2017 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

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

Throughout this Annual Report on Form 10-K, “ZIOPHARM,” the “Company,” “we,” “us” and “our” refer to ZIOPHARM Oncology, Inc.

PART I

Item 1. Business

General

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to develop, acquire and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs. We are currently focused on developing products in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer and graft-versus-host-disease (GvHD). Pursuant to two exclusive channel partner agreements, or Channel Agreements with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the fields of oncology and graft-versus-host disease.

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

Ad-RTS-IL-12 + veledimex uses our gene delivery system to produce interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, and T cells. Additionally, expression of functional IL-12 in human subjects by direct intratumoral injection of Ad-RTS-hIL-12 + veledimex is further demonstrated by the generation of downstream interferon gamma, or IFN-g. We have completed two Phase 2 studies evaluating Ad-RTS-IL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer. We are conducting a single-center Phase 1b/2 study, following standard chemotherapy, for the treatment of patients with locally advanced or metastatic breast cancer, and a multi-center Phase 1 study in patients with recurrent or progressive glioblastoma, or GBM, or Grade III malignant glioma, a form of brain cancer. We have concluded enrollment in the Phase 1b/2 breast cancer study and enrollment is ongoing in the Phase 1 GBM study. Early clinical data from the GBM study was presented at the Society for Neuro-Oncology (SNO) meeting in November 2015, and on February 24, 2016, we announced the successful completion of the initial dosing phase of the study and the dosing of the first patient in the next succeeding cohort of the study. On June 27, 2016, we announced the successful completion of enrollment in the first and second cohorts and the opening of a third cohort, which has now completed. Updated clinical data from this trial occurred during the 2016 SNO meeting. In addition, we presented nonclinical data in a pontine mouse model at SNO; we believe these data will support initiation of a pediatric brain tumor clinical trial during the first half of 2017. We also presented information about the Phase 1b/2 breast cancer study at the San Antonio Breast Cancer Symposium in December 2015. We presented updated information on the GBM and breast cancer studies at the 2016 American Society of Clinical Oncology (ASCO) meeting in June and on the GBM study at the 2016 American Society of Hematology Workshop on Genome Editing in July. We also presented additional breast cancer clinical study results at the European Society for Medical Oncology (ESMO) 2016 Congress in October.

In addition to Ad-RTS-IL-12 + veledimex as monotherapy, we have undertaken pre-clinical studies that suggest we may be able to combine this viral-based immunotherapy with an immune checkpoint inhibitor, or iCPI, to improve the anti-tumor effect for GBM. These pre-clinical data were presented at the 2016 Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, in May, and we believe the data will lend support to the first-in-human application of combining Ad-RTS-IL-12 + veledimex with an iCPI for investigational treatment of GBM.

Pursuant to our Channel Agreement for the cancer program, we and Intrexon obtained an exclusive, worldwide license to certain additional immuno-oncology technologies owned and licensed by The University of Texas MD

Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, NK cells and TCRs. We refer to this as the MD Anderson License. We plan to develop genetically modified T cells and other immune cells that will target and kill cancer cells using viral and non-viral approaches to gene transfer. Regarding our non-viral approach, we are using the Sleeping Beauty (SB) transposon/transposase system under the MD Anderson license to express CAR in clinical trials to render T cells specific for CD19. The initial associated trials using the first generation CAR with a four-week manufacturing process showed favorable progression free survival, or PFS, and/or overall survival when patient- and donor-derived CAR+ T cells were infused after hematopoietic stem-cell transplantation. All patients receiving autologous SB-modified T cells had non-Hodgkin lymphoma and most patients receiving allogeneic CAR+ T cells had acute lymphoblastic leukemia. In addition to survival of the recipients, these trials demonstrated that the infused T cells persisted for length of times that compared favorably with T cells genetically modified with virus to express CAR. An update was provided in publication (J Clin Invest. 2016 Sep 1;126(9):3363-76.).

We are currently enrolling an investigator-led Phase 1 study using second generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL received CD19-specific CAR+ T cells produced with a 3-week manufacturing process and achieved a complete remission with normalization of PET/CT tumor imaging. Steps were taken in 2016 to further decrease the T-cell culture time in the manufacturing process, which advances our efforts to address the challenges of cost and manufacturing time associated with these therapies. Preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately 2 weeks versus 4 weeks for previous first generation CAR+ T process) were presented at the 2016 annual meeting of American Society of Gene & Cell Therapy (ASGCT). The second generation CD19 trial underway is now employing the shortened 2-week manufacturing process advancement. On January 31, 2017, the Company announced a patient with triple-hit NHL treated in January 2017 was the first to receive Sleeping Beauty-modified CD19-specific CAR+ T cells with the manufacturing time reduced to 2 weeks.

In the pre-clinical setting, the time to administration of third generation Sleeping Beauty CAR+ T cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days. This shortened process delivers genetically modified T cells with superior proliferative potential. Data presented at the 58th American Society of Hematology (ASH) Annual Meeting in December 2016, supported by an earlier publication in the Proceedings of the National Academy of Sciences (2016 Nov 29;113(48):E7788-E7797), revealed promising results: Third generation Sleeping Beauty CAR+ T cells demonstrated that a single low-dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and pre-clinical data support the Company’s point-of-care (POC) plans to rapidly infuse Sleeping Beauty CAR+ T cells in a Phase I trial expected to be opened later this year. With the intent to administer clinical-grade Sleeping Beauty CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods.

We expect to enter the clinic with an additional CAR+ T therapy specific for CD33 for treatment of relapsed or refractory acute myeloid leukemia or AML during the first half of 2017. An update on the pre-clinical data for the CD33 program was provided at the 2016 annual meeting of ASH. We successfully completed an application to the National Institute of Health’s Office of Biotechnical Activities in June 2016 and expect to file an IND with the FDA in the first half of 2017. Genetic modification will use lentivirus and enrollment to the CD33 CAR+ T trial will occur in 2017. Together with Intrexon, we currently have research programs evaluating additional CAR targets and CARs co-expressed with cytokines, in particular mbIL15. Control systems are also being developed such as the RTS® for receptor and/or cytokine expression as well as for the conditional ablation of genetically modified cells using a kill switch. We anticipate future CAR+ T programs will also utilize the POC manufacturing approach.

Only a minority of tumor antigens are on the surface and thus can be targeted by CARs, while most tumor-derived antigens are within the cell and will likely need to be targeted by TCRs. Therefore, we are developing approaches to target solid tumors using T cells genetically modified with the SB system to express TCRs for recognition of neoantigens. An update was provided in publication (Molecular Therapy (2016); 24(6), 1078–1089) and further pre-clinical information regarding the targeting of solid tumors was presented at the annual meeting of ASH in December 2016. On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express T cell receptors (TCRs) for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

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

We believe that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we, together with Intrexon, plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach is expected to utilize the infusion of Tregs, such as those conditionally expressing IL-2, such as utilizing the RTS® platform. The second approach is expected to utilize the deployment of Intrexon’s orally-delivered microbe-based ActoBiotics® therapeutics, based on Lactococcus lactis, such as to express IL-2 to modulate immune function.

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

On January 6, 2011, we entered into the Channel Agreement with Intrexon, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s technological platform with our capabilities to translate science to the patient. As a result, our bioengineered DNA platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS®, platform. Our initial product candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex.

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

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then a tenured professor at MD Anderson and is now our current Chief Executive Officer, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies, we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neo-antigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where the isolated mononuclear white blood cells are modified using a virus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture genetically modified cells using viral and non-viral methods. The latter may result in a reduced cost of manufacturing, particularly as we develop processes to eliminate the requirements for cell propagation and activation, thereby facilitating a shortened manufacturing process which can be implemented at multiple points-of-care. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an OTS treatment. An allogeneic OTS (also referred to as universal donor) treatment would enable a patient to be treated with a CAR+ T and/or NK-cell products that are created in advance of need from one or more separate healthy donor(s), possibly genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are customizable, fast, and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach are expected to enable highly efficient and less costly manufacturing approaches to gene engineered cell-based therapy. In addition, our proprietary RTS® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

Ad-RTS-IL-12 + veledimex for malignant glioma

We initiated a multi-center Phase 1 study in patients with recurrent or progressive GBM or Grade III malignant glioma, a form of brain cancer, in June 2015. We reported biologic data from this study in our presentation titled “Intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma” at the Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX, and on February 24, 2016, we announced the successful completion of the initial dosing cohort and that the first patient has been dosed in the next succeeding cohort of the GBM study.

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

The primary objective of the study is to determine the safety and tolerability of a single intratumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response. The first cohort of seven patients received 20 mg doses of veledimex, the second cohort of six patients received 40 mg doses of veledimex, and the third cohort of four patients received 30 mg doses of veledimex to refine the effect of activating the immune response within the tumor. The resultant immunologic activity that followed IL-12 expression from the brain tumor suggested that no further dose escalation would be necessary and the optimal dosing may be reached sooner than initially anticipated. An expansion cohort to enroll additional patients at 20 mg has also been completed

Data from 11 patients with recurrent high-grade gliomas were presented at the 2016 ASCO Annual Meeting in June 2016. All of these patients had failed at least two prior lines of therapy and underwent partial resection leaving residual tumors, in certain cases with significant tumor burden. Ad-RTS-hIL-12 was administered through direct injection into the brain tumor at the time of surgery and veledimex was taken orally to activate the production of IL-12 from the tumor site and stimulate an immune response. No enrollment restrictions were imposed for tumor size or location within the supratentorial space.

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

On July 15, 2016 the Company issued a statement with regard to a third death that had been recently reported to us. In our statement we announced that we were collecting and analyzing information concerning this death to determine appropriate and timely reporting to the FDA. The cause of death was an intracranial hemorrhage, which occurred sometime after the patient had been discharged from the treating center. We have determined that this is an isolated case, and there have been no other reported related instances of brain hemorrhage in any pervious cohort or prior studies with Ad-RTS-hIL-12 + veledimex. On July 19th, we announced that the Safety Review Committee for the GBM trial concluded that this third patient death was unrelated to study drug. The GBM trial remained open to enrollment and we have subsequently completed the 30 mg cohort. For patients who have experienced multiple recurrences of GBM, as the patients in our study have, prognoses are particularly poor. As of July 19th, median follow up in the first dose cohort from our study was 8 months, and the overall survival remains very encouraging in a population with an expected overall survival of 3 to 5 months for patients that have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy.

We presented further interim updates on the progress of the Phase 1 GBM study, including longer-term survival follow up, at the SNO 21st Annual Scientific Meeting November 17-20, 2016 in Scottsdale, Arizona, in a poster entitled “Phase 1 study of intratumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex is well tolerated and suggests survival benefit in recurrent high grade glioma” demonstrating median overall survival of 12.8 months, with 11 of 17 patients alive. Survival rates at 6, 9, and 12 months for patients with multiple recurrences prior to administration of Ad-RTS-hIL-12 were 100%, 86% and 71% respectively in the 20 mg cohort and 87%, 65% and 54% respectively for all subjects. In addition, a nonclinical poster was also presented at SNO in November entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma”. We intend to initiate a pediatric brain tumor study in the first half of 2017.

At the 35th Annual J.P. Morgan Healthcare Conference on January 11th we presented further Phase 1 GBM study data. Based on tolerability and survival benefit (median OS=12.7 months, n=15), 20 mg was selected for an expansion cohort and we are following patients’ overall survival data. Ad-RTS-hIL-12 + veledimex is well tolerated and suggests a survival benefit over historical controls at 6, 9, and 12 months (median OS=9.6 months, n=25). Toxicities were tolerable, predictable and reversible upon discontinuing veledimex. There is a strong correlation between veledimex dose, BBB penetration, and IL-12 production. These data demonstrate that the RTS® gene switch works in humans toggling not only as a switch to turn on and off the production of IL-12, but also as a rheostat to control the level of IL-12.

The company is meeting with the FDA and European regulators in Q1 2017 to discuss the design and commencement of a multi-national pivotal trial in recurrent or progressive glioblastoma patients.

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

Ad-RTS-IL-12 + veledimex for metastatic breast cancer

On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study was conducted at the Memorial Sloan Kettering Cancer Center in New York and evaluated improving the patient’s response at 12-weeks. A poster presentation of this study titled “Phase 1b/2 study of intra-tumoral Ad-RTS-hIL-12 + veledimex in patients with chemotherapy-responsive locally advanced or metastatic breast cancer” was presented at the San Antonio Breast Cancer Symposium, in San Antonio, Texas in December 2015. We also presented updated information on the study at the 2016 ASCO meeting in June 2016.

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

CAR, NK and TCR cells

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

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high throughput approach to evaluate the genetically modified immune cells in oncology. In addition, we can rapidly assemble CARs and TCRs to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR and TCR molecules are evaluated based on measurements of T cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase employed by Sleeping Beauty improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on bio-engineered activating and propagating cells (AaPC) may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus retrieve CAR-expressing T cells suitable for human applications. The time in culture with or without AaPC may be shortened to manufacture minimally-manipulated T cells within days of gene transfer by electroporation. Associated pre-clinical data were presented at both the May 2016 ASGCT meeting and the December 2016 annual meeting of ASH. In the pre-clinical setting, the time to administration of third generation Sleeping Beauty CAR+ T cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days through elimination of the need for in vitro T cell activation and propagation.

The ability to genetically modify immune cells using non-viral and viral-based technologies enables us to express other genes in addition to immunoreceptors (CARs and TCRs) to redirect specificity. The addition of mbIL15 described above in pre-clinical modeling endows CAR-expressing “younger: T cells with an ability to be long-lived. The Company expects to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with RTS® and/or kill switches. The Company expects to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with RTS and/or kill switches. Using this unique set of genetic engineering tools, the company can employ a broad immunotherapy approach against cancer.

CAR

Through the MD Anderson License, the Company was able to enter the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results from which were published in the Journal of Clinical Investigation August 2016.

We are currently enrolling an investigator-led Phase 1 study using second generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL received CD19-specific CAR+ T cells produced with a 3-week manufacturing process and achieved a complete remission with normalization of PET/CT tumor imaging. Steps were taken in 2016 to further decrease the T cell culture time in the manufacturing process, which advances our efforts to address the challenges of cost and manufacturing time associated with these therapies. Preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately 2 weeks versus 4 weeks for previous first generation CAR+ T process) were presented at the 2016 annual meeting of American Society of Gene & Cell Therapy (ASGCT). The second generation CD19 trial underway is now employing the shortened 2-week manufacturing process advancement. On January 31, 2017, the Company announced a patient with triple-hit NHL treated in January 2017 was the first to receive Sleeping Beauty-modified CD19-specific CAR+ T cells with the manufacturing time reduced to 2 weeks.

In the pre-clinical setting, the time to administration of third generation Sleeping Beauty CAR+ T cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days. This shortened process delivers genetically modified T cells with superior proliferative potential. Data presented at the 58th American Society of Hematology (ASH) Annual Meeting in December 2016, supported by an earlier publication in the Proceedings of the National Academy of Sciences (2016 Nov 29;113(48):E7788-E7797), revealed promising results: Third generation Sleeping Beauty CAR+ T cells demonstrated that a single low-dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and pre-clinical data support the Company’s point-of-care (POC) plans to rapidly infuse Sleeping Beauty CAR+ T cells in a Phase I trial expected to be opened this year. With the intent to administer clinical-grade Sleeping Beauty CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods.

On July 12, 2016, we announced that after receiving feedback from the U.S. National Institutes of Health Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, we anticipated progressing plans for a Phase I adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies, presented at the 2016 annual meeting of ASH, demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML showed that these CAR-T cells were able to eliminate disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicate biological activity and are suggestive of potential therapeutic effect for the treatment of AML. We plan to initiate this Phase 1 clinical trial at MD Anderson during the first half of 2017.

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

Discovery programs are also underway to explore genetic modification of NK cells for increased tumor killing specificity. We expect to advance these and other exploratory NK-cell programs in preclinical studies in 2017.

TCR

Many of these genetic engineering technologies can also be applied towards targeting intracellular antigens with one or more TCRs. This approach is particularly important for addressing the complexity of solid tumors. We believe that SB is ideally suited for targeting intracellular antigens by TCR as it may be more cost effective, should allow for rapid manufacturing and is customizable for individual patient therapies with the ability to include multiple TCRs in a single therapy. We are pursuing discovery programs in TCR therapies for neoantigen targets. The development of an approach to create a truly personalized therapy for each cancer patient based on his/her neoantigens is a strategic goal of our Company. On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express T cell receptors (TCRs) for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

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

Milestones

We achieved and expect to achieve the following milestones in 2017:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Clinical data from Phase 1 of Ad-RTS-hIL-12 + veledimex for GBM to be presented at scientific meeting in 2017

•	Initiate pivotal clinical trial for GBM in 2017

•	Initiate combination study of Ad-RTS-hIL-12 + veledimex with iCPI (PD-1) during the first half of 2017

•	Initiate Phase 1 study in the treatment of brain tumors in children during the first half of 2017

•	CAR+ T programs:

•	Continue CD19 specific CAR+ T clinical study in 2017 enrolling patients under shortened manufacturing process towards point of care

•	Initiate a CD33 specific CAR+ T clinical study for relapsed or refractory AML in 2017

•	Advance CAR+ T-cell preclinical studies for at least one hematological malignancy under a shortened manufacturing process towards point of care

•	TCR-T programs

•	Execute CRADA with NCI utilizing Sleeping Beauty to generate T cells targeting neoantigens

•	NK cell programs

•	Initiate a Phase 1 study of OTS NK cells for AML in 2017

•	GvHD programs

•	Advance preclinical studies in 2017

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

Small molecule program

In addition to our immuno-oncology programs, we maintain certain rights to a small molecule program, darinaparsin which we are no longer developing directly. We entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014 granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to us which was subsequently paid to MD Anderson under the terms of the MD Anderson License.

Development Plans

As of December 31, 2016, we have approximately $81.1 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included elsewhere in the Form 10-K.

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

Subsequent to the terms of the Third Amendment to the Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, discussed below, and subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company is obligated to pay Intrexon on a quarterly basis 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. The Company likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a stock purchase agreement with Intrexon.

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

Amendment of Collaborations with Intrexon

On March 27, 2015, the Company and Intrexon entered into an Exclusive Channel Partner Amendment, or ECP Amendment, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within our collaboration under the Channel Agreement with Intrexon. The ECP Amendment provides that Intrexon will pay to the Company fifty percent of all payments Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement.

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Intrexon amending the Channel Agreement, and (2) the 2016 GvHD Amendment with Intrexon, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products (as defined in the Channel Agreement, as amended), calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (Note 10).

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T-cell receptors, or TCR’s arising from the laboratory of Dr. Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

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

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the quarter ended December 31, 2016, the Company made one quarterly payment of $3.8 million and has paid an aggregate of $26.3 million under this arrangement. As of December 31, 2016, MD Anderson has used $3.4 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $22.9 million is included in other current assets on the balance sheet at December 31, 2016.

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

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company and Intrexon signed a worldwide License and Collaboration Agreement, or the Ares Trading Agreement, with Ares Trading S.A., or Ares, a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Under the collaboration, Ares has elected two CAR+ T targets for which the Company will perform certain research activities that will, in part, be funded by Ares. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Ares for clinical development and commercialization. The Company expects to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement. The Company and Intrexon will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments to the Company and Intrexon.

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

The Ares Trading Agreement provides for up to $60.0 million in development milestone payments, up to $148.0 million in regulatory milestone payments and up to $205.0 million in commercial milestone payments for each product candidate. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration (FDA) or other global regulatory authorities.

Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The Ares Trading Agreement also provides for up to $50.0 million of one-time payments upon the achievement of certain technical milestones evidenced by the initiation of a defined phase of clinical research. All development, regulatory and technical milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The next potential milestone payment that Intrexon could be entitled to receive under the Ares Trading Agreement is a $15.0 million substantive milestone for the initiation of a Phase I clinical trial. In addition, to the extent any of the product candidates licensed by Ares Trading are commercialized, Intrexon would be entitled to receive royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. Intrexon will pay 50% of all milestone and royalty payments that it receives under the Ares Trading Agreement to the Company pursuant to the ECP Amendment.

The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the twelve months ended December 31, 2016 and 2015, the Company recognized $6.4 and $3.2 million, respectively, of revenue related to the Ares Trading Agreement. As of December 31, 2016, the remaining balance of deferred revenue associated with the upfront payment is $47.9 million, of which $6.4 million is current and $41.5 million is classified as long-term. As of December 31, 2015, the remaining balance of deferred revenue associated with the upfront payment was $54.3 million, of which $6.4 million was current and $47.9 million was classified as long term.

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

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. One additional payment of $250 thousand is due in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. During the 12 months ending December 31, 2016, the company made one payment of $250 thousand. The Company is not actively pursuing the development of indibulin.

Patents and Other Intellectual Property Rights and Protection

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

Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the “Risk Related to Our Intellectual Property” section for further information about certain risks and uncertainties that may affect our patent position and proprietary rights.

Additional information as of December 31, 2016 about material patents and other proprietary rights covering our product candidates is set forth below.

Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex.

The patent estate licensed to us by Intrexon covering Ad-RTS-IL-12 + activator ligands, such as veledimex and DC-RTS-IL-12 + activator ligand compositions, methods of use, methods of manufacture, and formulations includes over one hundred patents and applications. This portfolio also includes issued and pending foreign patents in Europe, Canada, Japan, Australia and other countries. The term of one or more of the issued patents may be extended due to the regulatory approval process.

CAR+ Cells

In January 2015, we in-licensed from M.D. Anderson a technology portfolio that includes intellectual property directed to certain non-viral Sleeping Beauty system and CAR+ T cell and bioprocessing technology. Under the terms of the agreement, we have an exclusive license to certain of the intellectual property, a co-exclusive license to certain of the intellectual property technology and a non-exclusive license to certain of the intellectual property technology. Our rights to the M.D. Anderson intellectual property flow to us via our agreement with Intrexon.

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

After receiving notice from the FDA that its application is acceptable for review or immediately if the ANDA has been amended to include a paragraph IV certification after the application was submitted to the FDA, the company filing a generic application is required to send the patent holder and the holder of the NDA for the brand-name drug a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic applicant, the patent holder has 45 days during which to bring a patent infringement suit in federal district court against the generic applicant in order to obtain the 30-month automatic stay.

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

Healthcare Reform. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. By way of example, in March 2010, the ACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

We expect that healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. We cannot predict what healthcare reform initiatives may be adopted in the future.

Employees

As of February 6, 2017 we had 36 full-time employees, 24 of whom were engaged in research and development activities and 12 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are subject to a collective bargaining agreement.

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

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from Intrexon, pursuant to the Channel Agreement and GvHD Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T cells, NK cells, CARs and TCR’s possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

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

Our Channel Agreement and GvHD Agreement with Intrexon described the terms of our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with DC-RTS-IL-12 + veledimex having completed a Phase 1 study in melanoma and Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons.

Similarly, our genetically modified and/or non-modified T cell and/or NK cell product candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, not by us. We plan to assume control of the overall clinical and regulatory development of our T cell and NK cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new investigational new drug applications, or INDs, sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business. Further, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by MD Anderson or other entities, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates.

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

Any termination of our licenses with Intrexon or MD Anderson could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson and Intrexon, on acceptable terms, we may be unable to successfully develop and commercialize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize potential products under our applicable licenses could suffer.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2016, we had a net loss of $165.3 million, and we have incurred approximately $658.0 million of cumulative net losses since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement or GvHD Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

As of December 31, 2016, we have approximately $81.1 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included elsewhere in the Form 10-K.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of December 31, 2016, we have incurred approximately $658.0 million of cumulative net losses and had approximately $81.1 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement and GvHD Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and additional product candidates will increase the level of our overall research and development expenses significantly going forward.

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

See also “Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of our Product Candidates—Our product candidates are in various stages of clinical trials, which are very expensive and time-

consuming. We cannot be certain when we will be able to submit an NDA or BLA, to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

Failing to pay any dividends on our Series 1 preferred stock issued to Intrexon may have adverse consequences.

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

Our common stockholders may experience additional dilution as a result of the Series 1 preferred stock issued to Intrexon.

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the year ended December 31, 2016, we issued an aggregate of 6,184 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from June 30, 2016 through December 31, 2016. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20 day volume weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20 day volume weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

The holders of our Series 1 preferred stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including payments upon a liquidation event, as well as dividend and registration rights associated with their shares.

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

The Series 1 preferred stock contains protective provisions that may limit our business flexibility.

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

Our obligation to pay 20% of net profits or revenue and 50% of sublicensing revenue or royalties with respect to these “retained” products will survive termination of the Channel Agreement, as described further in Note 7 to our financial statements (Commitments and Contingencies), as well as our Annual Report on Form 10-K under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs” (such description in our Annual Report on Form 10-K does not describe changes effected pursuant to the 2016 ECP Amendment).

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

Our obligation to pay 20% to 50% of net profits or revenue as described further in our Annual Report on Form 10-K under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation” with respect to these “retained” products will survive termination of the Channel Agreement.

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

Our cell-based and gene therapy immuno-oncology products rely on the availability of reagents, specialized equipment, and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our products or use of our products do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products.

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

The patent landscape in the field of synthetic immuno-oncology, which we are pursuing under our Channel Agreement and GvHD Agreement with Intrexon, is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of synthetic immuno-oncology, including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Intrexon is early-stage technology and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Price and volume fluctuations in the overall stock market;

•	Market conditions or trends in our industry or the economy as a whole;

•	Laboratory or clinical trial results;

•	Public concern as to the safety of drugs developed by us or others;

•	Changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	The financial or operational projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	Comments by securities analysts or changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities Exchange Commission, or the SEC, and announcements of the timing and amount of product sales, announcements of the status of development of our products, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements and other announcements relating to product development, litigation and intellectual property impacting us or our business;

•	Government regulation;

•	FDA determinations on the approval of a product candidate NDA submission;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Developments in patent or other proprietary rights;

•	Changes in reimbursement policies;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.

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

We have never paid dividends on our common stock and we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in us will be realized, if at all, only when you sell shares of our common stock.

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

As of December 31, 2016, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 10.4% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at One First Avenue, Parris Building #34, Navy Yard Plaza, Boston, Massachusetts 02129. The Boston office is leased pursuant to a lease agreement that expires in August 2021. On May 22, 2015, we subleased vacant office space in our Boston office for approximately $105 thousand in total rent for the period of June 2015 through August 2016. On December 21, 2015, we renewed a portion of the lease for Boston office through August 31, 2021 for $427 thousand, annually. We believe that our existing facilities are adequate to meet our current needs.

We also lease office space in New York pursuant to a lease agreement that expires in October 2018. Under the terms of the lease, we lease approximately seven thousand square feet and are required to make rental payments at an average monthly rate of approximately $41 thousand. On October 17, 2013, we entered into a sublease agreement to lease all of our New York office space to a subtenant. We remain primarily liable to pay rent on the original lease. Under the sublease agreement, we receive sublease payments at an average monthly rate of approximately $28 thousand through the remainder of the term of the lease. In accordance with the sublease agreement, the subtenant provided us with a security deposit of an irrevocable standby letter of credit for approximately $167 thousand.

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

There are no matters, as of December 31, 2016, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

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

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$9.59	$4.89	$14.00	$4.96
June 30	$8.92	$5.31	$12.50	$8.81
September 30	$6.04	$4.49	$13.96	$7.94
December 31	$7.60	$4.88	$14.57	$8.07

Record Holders

As of February 6, 2017, we had approximately 354 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of February 6, 2016, we had approximately 35,418 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In June 2016, we amended our Channel Agreement and GvHD Agreement with Intrexon in order to, among other things, reduce the royalty rate on operating profits payable by us to Intrexon from 50% to 20%. In consideration for these amendments, we issued to Intrexon shares of our Series 1 preferred stock, which include, among other things, a monthly dividend of 1% payable in additional shares of Series 1 preferred stock. For the three months ended December 31, 2016, we issued an aggregate of 3,121 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from October 1, 2016 through December 31, 2016 to Intrexon. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, we purchased an aggregate of 119,873 shares of restricted stock from certain employees and members of our board of directors to cover the applicable withholding taxes due from them for the shares of restricted stock at the time that the applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 to 31, 2016	—	$—
November 1 to 30, 2016	—	—
December 1 to 31, 2016	119,873	5.35

Total	119,873

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

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

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

	Year Ended December 31,
	(in thousands, except share data and per share amounts)
	2016	2015	2014	2013	2012
Statements of Operations Data:
Collaboration revenue	$6,861	$4,332	$1,373	$800	$800
Total operating expenses	172,168	124,432	44,872	58,513	102,969

Loss from operations	(165,307)	(120,100)	(43,499)	(57,713)	(102,169)
Other income (expense), net	134	12	(5)	(579)	(13)
Change in fair value of warrants	—	—	11,723	1,185	6,050
Change in fair value of derivative liabilities	(124)	—	—	—	—

Net loss	(165,297)	(120,088)	(31,781)	(57,107)	(96,132)
Preferred stock dividends	(7,123)	—	—	—	—

Not loss applicable to common stockholders	(172,420)	(120,088)	(31,781)	(57,107)	(96,132)

Basic and diluted net loss per share	$(1.32)	$(0.96)	$(0.31)	$(0.66)	$(1.22)

Weighted average number of common shares outstanding: basic and diluted	130,391,463	125,416,084	101,130,710	85,943,175	78,546,112

	Year Ended December 31,
	(in thousands)
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$81,053	$140,717	$42,803	$68,204	$73,306
Total assets	106,348	153,724	45,237	71,754	83,404
Warrant liabilities	—	—	—	11,776	12,962
Derivative liabilities	862	—	—	—	—
Total liabilities	58,325	66,353	11,396	22,371	34,959
Series 1 Preferred Stock	125,321	—	—	—	—
Stockholders’ equity	(77,298)	87,371	33,841	49,383	48,445

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following “Management Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included under the heading “Business” and elsewhere in this Annual Report on Form 10-K, include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact we make in this Annual Report on Form 10-K are forward-looking. In particular, statements preceded by, followed by or that include the words “intends”, “estimates”, “plans”, “believes”, “expects”, “anticipates”, “should”, “could” or similar expressions, are forward-looking statements. These statements include, but are not limited to, statements regarding future sales and operating results; growth and trends of our Company and our industry, generally; growth of the markets in which we participate; product performance; our ability to successfully develop and commercialize our product candidates; our ability to expand our long-term business opportunities; financial projections and estimates and their underlying assumptions; and future performance. All of such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information, except as required by law. The section herein entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences. You should carefully read our sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” For further information.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Annual Report on Form 10-K.

Business Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to develop, acquire and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs. We are currently focused on developing products in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer and graft-versus-host-disease (GvHD). Pursuant to two exclusive channel partner agreements, or Channel Agreements with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the fields of oncology and graft-versus-host disease.

Recent Developments

We presented further interim updates on the progress of the Phase 1 GBM study, including longer-term survival follow up, at the SNO 21st Annual Scientific Meeting November 17—20, 2016 in Scottsdale, Arizona, in a poster entitled “Phase 1 study of intratumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex is well tolerated and suggests survival benefit in recurrent high grade glioma” demonstrating median overall survival of 12.8 months, with 11 of 17 patients alive. Survival rates at 6, 9, and 12 months for patients with multiple recurrences prior to administration of Ad-RTS-hIL-12 were 100%, 86% and 71% respectively in the 20 mg cohort and 87%, 65% and 54% respectively for all subjects. In addition, a nonclinical poster was also presented at SNO in November entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma”. We intend to initiate a pediatric brain tumor study in the first half of 2017.

At the 35th Annual J.P. Morgan Healthcare Conference on January 11th we presented further Phase 1 GBM study data. Based on tolerability and survival benefit (median OS=12.7 months, n=15), 20 mg was selected for an expansion cohort and we are following patients’ overall survival data. Ad-RTS-hIL-12 + veledimex is well tolerated and suggests a survival benefit over historical controls at 6, 9, and 12 months (median OS=9.6 months, n=25). Toxicities were tolerable, predictable and reversible upon discontinuing veledimex. There is a strong correlation between veledimex dose, blood-brain-barrier penetration, and IL-12 production. These data demonstrate that the RTS® gene switch works in humans toggling not only as a switch to turn on and off the production of IL-12, but also as a rheostat to control the level of IL-12.

The company is meeting with the FDA and European regulators in Q1 2017 to discuss the design and commencement of a multi-national pivotal trial in recurrent or progressive glioblastoma patients.

Also at the 35th Annual J.P. Morgan Healthcare Conference on January 11, 2017 the Company provided an update on the investigator-led Phase 1 study using second generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies at MD Anderson. We reported that a patient with multiple-relapsed B-cell

ALL received CD19-specific CAR+ T cells produced with a 3-week manufacturing process and achieved a complete remission with normalization of PET/CT tumor imaging. Steps were taken in 2016 to further decrease the T-cell culture time in the manufacturing process, which advances our efforts to address the challenges of cost and manufacturing time associated with these therapies. The second generation CD19 trial underway is now employing the shortened 2-week manufacturing process advancement. On January 31, 2017, the Company announced a patient with triple-hit NHL treated in January 2017 was the first to receive Sleeping Beauty-modified CD19-specific CAR+ T cells with the manufacturing time reduced to 2 weeks.

In the pre-clinical setting, the time to administration of third generation Sleeping Beauty CAR+ T cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days. This shortened process delivers genetically modified T cells with superior proliferative potential. Data presented at the 58th American Society of Hematology (ASH) Annual Meeting in December 2016, supported by an earlier publication in the Proceedings of the National Academy of Sciences (2016 Nov 29;113(48):E7788-E7797), revealed promising results: Third generation Sleeping Beauty CAR+ T cells demonstrated that a single low-dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and pre-clinical data support the Company’s point-of-care (POC) plans to rapidly infuse Sleeping Beauty CAR+ T cells in a Phase I trial to be opened later this year. With the intent to administer clinical-grade Sleeping Beauty CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods.

The Company also announced three additional abstracts at the 58th ASH Annual Meeting highlighting data from the Company’s adoptive cell-based therapeutic programs. These included an update on pre-clinical data for the Company’s CD33-specific CAR+ T program as well as pre-clinical data on the targeting of solid tumors with T cell receptors (TCRs).

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

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

For the year ended December 31, 2016, our clinical stage projects included a Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; and an investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies. The expenses incurred by us to third parties for our Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $1.5 million for the year ended December 31, 2016, and $2.3 million from the project’s inception in June 2015 through December 31, 2016. The expenses incurred by us to third parties for our Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer were $0.3 million for the year ended December 31, 2016, and $0.6 million from the project’s inception in April 2015 through December 31, 2016. The expenses incurred by us to third parties for our investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $1.0 million for the year ended December 31, 2016 and $1.0 million from the project’s inception in December 2015 through December 31, 2016.

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

Results of Operations for the Fiscal Year ended December 31, 2016 versus December 31, 2015

Collaboration Revenues

Revenues for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015	Change
($ in thousands)
Collaboration revenue	$6,861	$4,332	$2,529	58%

Revenue for the year ended December 31, 2016 increased by $2.5 million in comparison to revenue for the year ended December 31, 2015. During the year ended December 31, 2016, we recognized revenue of $6.4 million under the Ares Trading Agreement, $272 thousand recognized from our agreement with Solasia, and $200 thousand recognized from our agreement with Predictive Therapeutics. During the year ended December 31, 2015, we recognized revenue of $3.2 million under the Ares Trading Agreement, $1.1 million from our agreement with Solasia, and $50 thousand from our agreement with Predictive Therapeutics.

Research and Development Expenses

Research and development expenses during the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015	Change
($ in thousands)
Research and development	$157,791	$106,785	$51,006	48%

Research and development expenses for the year ended December 31, 2016 increased by $51.0 million when compared to the year ended December 31, 2015. During the year ended December 31, 2016, the company incurred a noncash charge of $126.2 million related to Series 1 preferred stock issued to Intrexon under our 2016 ECP Amendment and 2016 GvHD Amendment and related dividends. In the prior year, the company issued $67.3 million worth of common shares to the MD Anderson Cancer Center in consideration for the MD Anderson agreement and a $10.0 million charge for in process research and development with Intrexon (see Note 7 to the accompanying financial statements) for Graf versus host related costs. The remaining $2.1 million in increased spending relates primarily to increased research and development expenses for cell therapy programs.

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015	Change
($ in thousands)
General and administrative	$14,377	$17,647	$(3,270)	-19%

General and administrative expenses for the year ended December 31, 2016 decreased by $3.3 million when compared to the year ended December 31, 2015. The change was primarily due to decreases in employee related and stock compensation expense, as a result of business development costs incurred in the prior year related to our license agreement with MD Anderson.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
	2016	2015	Change
($ in thousands)
Other income (expense), net	$134	$12	$122	1017%
Change in fair value of derivative liabilities	(124)	—	(124)	100%

Total	$10	$12	$(2)

The increase in other income (expense) from year ended December 31, 2016 as compared to year ended December 31, 2015 was due primarily to interest received on our cash balance. The change in derivative liabilities was not applicable in 2015.

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

Research and development expenses for the year ended December 31, 2015 increased by $74.1 million when compared to the year ended December 31, 2014. The increase is due to the fair value of the common shares issued to MD Anderson in consideration for the MD Anderson License in the amount of $67.3 million and a $10.0 million charge for in process research and development with Intrexon (see Note 7 to the accompanying financial statements), and an increase of $14.9 million in spending on CAR-T programs pursuant to the MD Anderson License. These increases were offset by decreases in discovery and nonclinical spending of $15.6 million, $1.9 million in payroll, bonus, and employee related expenses, and $600 thousand in other expenses.

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

Liquidity and Capital Resources

As of December 31, 2016, we have approximately $81.1 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included elsewhere in the Form 10-K.

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

Recent Financing Transactions

February 2015 Public Offering

On February 3, 2015, we entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to our registration statement on Form S-3 (SEC File No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and February 17, 2015, respectively. The net proceeds from the offering were approximately $94.3 million after deducting underwriting discounts and estimated offering expenses paid by us.

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
($ in thousands)
Net cash provided by (used in):
Operating activities	$(58,325)	$(10)	$(36,650)
Investing activities	(551)	(412)	(193)
Financing activities	(788)	98,336	11,442

Net increase (decrease) in cash and cash equivalents	$(59,664)	$97,914	$(25,401)

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

The $58.3 million increase in cash used is primarily driven by higher net loss of $165.3 million, an increase of $12.5 million in charges related to prepayments for cell therapy programs under our license agreements, a decrease in deferred revenue of $6.9 million, a decrease in accounts payable and accrued expenses of $1.6 million and an increase in stock compensation of $0.4 million.

Net cash used in investing activities was $551 thousand for the twelve months ended December 31, 2016 compared to $412 thousand and $193 thousand for the years ended December 31, 2015 and December 31, 2014, respectively. The change was due to leasehold improvement charges incurred during the year ended December 31, 2016.

Net cash used in financing activities was $788 thousand for the twelve months ended December 31, 2016 compared to $98.3 million and $11.4 million provided by financing activities for the years ended December 31, 2015 and December 31, 2014, respectively. The $99.1 million decrease in cash provided by financing activities is primarily attributable to proceeds of approximately $94.3 million associated with our February 2015 public offering and $4.6 million from stock option exercises in the prior year, compared to $712 thousand in stock option exercises in the current year.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2016, our accumulated deficit was approximately $658.0 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of December 31, 2016 was $89.1 million, consisting of $104.9 million in current assets and $15.8 million in current liabilities. Working capital as of December 31, 2015 was $134.4 million, consisting of $152.5 million in current assets and $18.1 million in current liabilities.

Contractual Obligations

The following table summarizes our outstanding obligations as of December 31, 2016, and subsequent events, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$4,205	$1,183	$1,819	$1,203	$—
CRADAs	$7,500	$2,500	$5,000
Royalty and license fees	19,000	15,250	3,750	—	—

Total	$30,705	$18,933	$10,569	$1,203	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Our commitments for royalty and license fees relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin. The remaining contract installment payment to Baxter of $250 thousand payments on November 3, 2017. Included in the above table are obligations for the subleased portion of our New York office (see Note 7 to the accompanying financial statements). We expect to receive a total of $333 thousand in the next year and $278 thousand in the next 2-3 years from our subtenants in the New York office.

On January 10, 2017, we announced the signing of CRADA with the National Cancer Institute for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express T cell receptors (TCRs) for the treatment of solid tumors. Our obligation for this CRADA is reflected above with $2.5 million in the column “Less than 1 Year” and $5.0 million in the column “2 – 3 Years.”

Our commitments for royalty and license fees relate to the license agreement with MD Anderson as detailed in Note 7 to the accompanying financial statements. The agreement includes quarterly payments of $3.8 million which would increase “Royalty and License Fees” in the above chart by $15.0 million in the column “Less than 1 Year” and by $3.8 million in the column “2 – 3 Years.”

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

We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•	Clinical trial expenses;

•	Collaboration agreements;

•	Fair value measurements of stock based compensation, warrants and Series 1 preferred stock; and

•	Income taxes.

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

Revenue Recognition from Collaboration Agreements

The Company has primarily generated revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The Company recognizes revenue for each unit of accounting when evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

The Company’s collaboration agreements may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, licensing fees and product royalties. The specifics of the Company’s significant agreements are detailed in Note 7 to the accompanying financial statements.

The Company considers a variety of factors in determining the appropriate method of accounting for its collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Pursuant to the guidance in FASB Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements (ASC 605-25), the Company evaluates multiple-element arrangements to determine whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). The Company’s collaboration arrangements do not contain a general right of return relative to the delivered item(s).

Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized over the estimated period of performance, which is typically the development term. If the deliverables can be separated, the Company applies the relevant revenue recognition guidance to each individual unit of accounting. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement. Generally, the Company has accounted for its collaboration agreements as a single unit of accounting.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgement involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with FASB ASC 605-28, Milestone Method (ASC 605-28), revenue from substantive milestone payments is recognized in its entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. Payments from milestones that are not considered substantive payment is deferred and recognized as revenue over the estimated remaining period of performance under the contract as the Company completes its performance obligations assuming all other revenue recognition criteria are met. Revenue from commercial milestone payments is accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Fair Value Measurements of Stock Based Compensation and Series 1 Preferred Stock

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

We make certain assumptions in order to value and expense our share-based compensation awards, liability classified warrants and Series 1 preferred stock (including related dividends). In connection with valuing stock options and liability classified warrants we use the Black-Scholes model and the binomial model, respectively, which require us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate related to share based awards. In connection with our restricted stock programs, we make assumptions principally related to the forfeiture rate. The key assumptions used to estimate fair value for our warrants include current and expected stock prices, volatility, dividends, forward yield curves and discount rates.

We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value share-based awards granted in future periods and Series 1 preferred stock. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments and warrants.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-40 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2016, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016. That report is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, and our 2012 Stock Option Plan, or the 2012 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2016 with respect to the 2003 and 2012 Plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	849,167	$4.17	—
2012 Stock Option Plan	2,616,168	5.36	1,777,760

Total:	3,465,335	$5.07	1,777,760

Equity compensation plans not approved by stockholders:
	—	$—	—

Total:	—	$—	—

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

(3) Exhibits:

The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: February 16, 2017	By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2017	By:	/s/ Kevin G. Lafond
Kevin G. Lafond Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Laurence J.N. Cooper Laurence J.N. Cooper, M.D., Ph.D.	Director and Chief Executive Officer (Principal Executive Officer)	February 16, 2017

/s/ Kevin G. Lafond Kevin G. Lafond	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2017
/s/ Murray Brennan Murray Brennan	Director	February 16, 2017

/s/ James Cannon James Cannon	Director	February 16, 2017

/s/ Wyche Fowler, Jr. Wyche Fowler, Jr.	Director	February 16, 2017

/s/ Randal J. Kirk Randal J. Kirk	Director	February 16, 2017

Signature	Title	Date

/s/ Scott Tariff Scott Tariff	Director	February 16, 2017

/s/ Michael Weiser Michael Weiser	Director	February 16, 2017

ZIOPHARM Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ZIOPHARM Oncology, Inc.

Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 (collectively the financial statements). We also have audited ZIOPHARM Oncology, Inc.‘s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. ZIOPHARM Oncology, Inc.‘s management is responsible for these financial statements for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ZIOPHARM Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RSM US LLP

Boston, Massachusetts

February 16, 2017

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$81,053	$140,717
Receivables	21	446
Prepaid expenses and other current assets	23,810	11,358

Total current assets	104,884	152,521

Property and equipment, net	843	581
Deposits	128	128
Other non current assets	493	494

Total assets	$106,348	$153,724

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$156	$2,008
Accrued expenses	9,109	8,906
Deferred revenue - current portion	6,389	6,861
Deferred rent - current portion	155	348

Total current liabilities	15,809	18,123
Deferred revenue, net of current portion	41,528	47,917
Deferred rent, net of current portion	126	313
Derivative liabilities	862	—

Total liabilities	58,325	66,353

Commitments and contingencies (note 7)

Series 1 preferred stock, $1,200 stated value; 250,000 designated; 106,184 and 0 shares issued and outstanding at December 31, 2016, respectively; liquidation preference of $127.4 million and $0 at December 31, 2016 and December 31, 2015, respectively	125,321	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized; 132,376,670 and 131,718,579 shares issued and outstanding at December 31, 2016 and 2015, respectively	132	132
Additional paid-in capital - common stock	580,567	579,939
Accumulated Deficit	(657,997)	(492,700)

Total stockholders’ equity (deficit)	(77,298)	87,371

Total liabilities and stockholders’ equity (deficit)	$106,348	$153,724

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2016	2015	2014
Collaboration Revenue	$6,861	$4,332	$1,373

Operating expenses:
Research and development	157,791	106,785	32,706
General and administrative	14,377	17,647	12,166

Total operating expenses	172,168	124,432	44,872

Loss from operations	(165,307)	(120,100)	(43,499)
Other income (expense), net	134	12	(5)
Change in fair value of warrants	—	—	11,723
Change in fair value of derivative liabilities	(124)	—	—

Net loss	$(165,297)	$(120,088)	$(31,781)
Preferred stock dividends	$(7,123)	$—	$—

Net loss applicable to common stockholders	$(172,420)	$(120,088)	$(31,781)

Basic and diluted net loss per share	$(1.32)	$(0.96)	$(0.31)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	130,391,463	125,416,084	101,130,710

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013			100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383
Stock-based compensation	—	—	—	—	4,743	—	—	4,743
Exercise of warrants to purchase common stock	—	—	3,747,254	4	13,963	(3,313)	—	10,654
Exercise of employee stock options	—	—	613,138	—	1,386	—	—	1,386
Issuance of restricted common stock	—	—	66,828	—	—	—	—	—
Repurchase of shares of restricted common stock	—	—	(112,333)	—	(544)	—	—	(544)
Cancelled of restricted stock	—	—	(22,400)	—	—	—	—	—
Expired warrants	—	—	—	—	290	(290)	—	—
Net loss	—	—	—	—	—	—	(31,781)	(31,781)

Balance at December 31, 2014	—	$—	104,452,105	$104	$406,349	$0	$(372,612)	$33,841

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stock-based compensation	—	—	—	—	7,997	—	—	7,997
Exercise of employee stock options	—	—	2,519,267	3	4,566	—	—	4,568
Issuance of restricted common stock	—	—	1,590,574	2	(2)	—	—	—
Repurchase of shares of restricted common stock	—	—	(61,819)	—	(518)	—	—	(518)
Repurchase of common stock	—	—	(3,711)	—	(34)	—	—	(34)
Issuance of common stock, net of commissions and expenses of $6,305	—	—	11,500,000	12	94,309	—	—	94,320
Issuance of common stock in licensing agreement	—	—	11,722,163	12	67,273	—	—	67,285
Net loss	—	—	—	—	—	—	(120,088)	(120,088)

Balance at December 31, 2015	—	$—	131,718,579	$132	$579,939	$—	$(492,700)	$87,371

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Additional Paid in Capital Warrants	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Exercise of employee stock options	—	—	189,696	2	712	—	—	714
Stock-based compensation	—	—	—	—	8,452	—	—	8,452
Issuance of restricted common stock			711,770	712	(712)	—	—	—
Issuance of common stock in a license agreement			—	—	87	—	—	87
Repurchase of shares of common stock	—	—	(243,207)	(2)	(1,498)	—	—	(1,500)
Stock buy-back	—	—	(168)	—	(2)	—	—	(2)
Issuance of Series 1 Preferred Stock in a license agreement with Intrexon, net of issuance costs of $109	100,000	118,242	—	—	—	—	—	—
Preferred stock dividends	6,184	7,079	—	—	(7,123)	—	—	(7,123)
Net Loss	—	—	—	—	—	—	(165,297)	(165,297)

Balance at December 31, 2016	106,184	$125,321	132,376,670	$132	$580,567	$—	$(657,997)	$(77,298)

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(165,297)	$(120,088)	$(31,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	357	462
Stock-based compensation	8,452	7,997	4,743
Change in fair value of warrants			(11,723)
Common stock issued in exchange for license agreement	—	67,285	—
Preferred stock issued in exchange for 2016 ECP amendment	118,936	—	—
Change in fair value of derivative liabilities	124
Issuance of common stock in a license agreement	87	—	—
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	425	(301)	—
Prepaid expenses and other current assets	(12,452)	(10,214)	809
Other noncurrent assets	—	(3)	37
Increase (decrease) in:
Accounts payable	(1,852)	4	1,582
Accrued expenses	203	1,724	827
Deferred revenue	(6,861)	53,418	(1,373)
Deferred rent	(380)	(189)	(213)
Other noncurrent liabilities	—	—	(20)

Net cash used in operating activities	(58,325)	(10)	(36,650)

Cash flows from investing activities:
Purchases of property and equipment	(551)	(412)	(193)

Net cash used in investing activities	(551)	(412)	(193)

Cash flows from financing activities:
Proceeds from exercise of stock options	714	4,568	1,386
Payments to employees for repurchase of restricted common stock	(1,500)	(518)	(544)
Proceeds from exercise of warrants	—	—	10,600
Repurchase of common stock	(2)	(34)	—
Proceeds from issuance of common stock, net	—	94,320	—

Net cash provided by (used in) financing activities	(788)	98,336	11,442

Net decrease in cash and cash equivalents	(59,664)	97,914	(25,401)
Cash and cash equivalents, beginning of period	140,717	42,803	68,204

Cash and cash equivalents, end of period	$81,053	$140,717	$42,803

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Exercise of equity-classified warrants to common shares	$—	$—	$692

Issuance of common stock in license agreement	$—	$67,285

Exercise of liability-classified warrants to common shares	$—	$—	$54

Series 1 preferred stock issued as consideration for a license agreement	$119,045	$—	$—

Payment of Series 1 preferred stock dividends in preferred stock	$7,123	$—	$—

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Going Concern

ZIOPHARM Oncology, Inc., which is referred to herein as “ZIOPHARM” or the “Company,” is a biopharmaceutical company seeking to develop, acquire, and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2016, the Company’s accumulated deficit was approximately $658.0 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2017. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development (Note 3).

As of December 31, 2016, we have approximately $81.1 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2017 and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or U.S. GAAP.

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

The Company’s most significant estimates and judgments used in the preparation of our financial statements are:

•	Clinical trial expenses;

•	Collaboration agreements;

•	Fair value measurements of stock based compensation, warrants and Series 1 preferred stock; and

•	Income taxes.

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as discussed below, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

On January 9, 2017, the Company signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute for the development of adoptive cell transfer-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express T-cell receptors for the treatment of solid tumors. The Company’s obligation for this CRADA is $7.5 million over the next three years.

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

Restricted Cash

Restricted cash consists of $388 thousand, which is restricted as collateral for the Company’s facility leases, and $104 thousand, which is restricted as collateral for a line of credit is included in other assets.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and does not track expenses on a program-by-program basis.

Warrants

The Company applied the accounting standard which provided guidance in assessing whether an equity-based financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology, the Company concluded that certain warrants issued by the Company had terms that did not meet the criteria to be considered indexed to the Company’s own stock and therefore were classified as liabilities in the Company’s balance sheet. The liability classified warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of “Other income, net” in the accompanying Statement of Operations. Fair value was measured using the binomial valuation model. All warrants expired in December 2014.

Fair Value Measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$77,120	$77,120	$—	$—

Derivative liabilities	$862	$—	$—	$862

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,405	$137,405	$—	$—

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

As discussed further in Notes 7 and 10, the Company issued Intrexon 100,000 shares of the Company’s Series 1 preferred stock, a new class of preferred stock authorized by the Company’s board of directors, in consideration of the parties entering into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, amending their existing Exclusive Channel Partner Agreement, effective January 6, 2011 and as amended to date, which the Company refers to as the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending their existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement.

At June 30, 2016, the Company’s Series 1 preferred stock was valued using a probability-weighted approach and a Monte Carlo simulation model. Additionally, the monthly dividends issued on the outstanding Series 1 preferred stock are valued using the same probability-weighted approach and a Monte Carlo simulation model. However, there is no adjustment or further revaluation after the initial valuation on the Series 1 preferred stock.

The Company’s Level 3 financial liabilities consist of a conversion option and a redemption feature associated with the Company’s Series 1 preferred stock issued to Intrexon that has been bifurcated from the Series 1 preferred stock and are accounted for as derivative liabilities at fair value. The preferred stock derivative liabilities were valued using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. See Note 7 for additional disclosures on the 2016 ECP Amendment and 2016 GvHD Amendments and Note 10 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition from Collaboration Agreements

The Company has primarily generated revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The Company recognizes revenue for each unit of accounting when evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

The Company’s collaboration agreements may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, licensing fees and product royalties. The specifics of the Company’s significant agreements are detailed in Note 7.

The Company considers a variety of factors in determining the appropriate method of accounting for its collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Pursuant to the guidance in FASB Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements (ASC 605-25), the Company evaluates multiple-element arrangements to determine whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). The Company’s collaboration arrangements do not contain a general right of return relative to the delivered item(s).

Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized over the estimated period of performance, which is typically the development term. If the deliverables can be separated, the Company applies the relevant revenue recognition guidance to each individual unit of accounting. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement. Generally, the Company has accounted for its collaboration agreements as a single unit of accounting.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

judgement involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with FASB ASC 605-28, Milestone Method (ASC 605-28), revenue from substantive milestone payments is recognized in its entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. Payments from milestones that are not considered substantive payment is deferred and recognized as revenue over the estimated remaining period of performance under the contract as the Company completes its performance obligations assuming all other revenue recognition criteria are met. Revenue from commercial milestone payments is accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense (see Note 9).

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2016, 2015, and 2014 and did not capitalize any such costs on the balance sheets. The Company recognized $3.0 million, $5.3 million, and $3.7 million of compensation expense related to vesting of stock options during the years ended December 31, 2016, 2015, and 2014,

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

respectively. In the years ended December 31, 2016, 2015, and 2014, the Company recognized $5.5 million, $2.7 million, and $1.0 million of compensation expense, respectively, related to vesting of restricted stock (see Note 12). In the years ended December 31, 2016, 2015, and 2014, the Company recognized $8.5 million, $8.0 million, and $4.7 million of compensation expense, respectively, related to vesting of all employee and director awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2016	2015	2014
Research and development	$2,077	$1,403	$1,416
General and administrative	6,375	6,594	3,327

Share based employee compensation expense before tax	8,452	7,997	4,743
Income tax benefit	—	—	—
Net share based employee compensation expense	$8,452	$7,997	$4,743

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2016, 2015, and 2014 was approximately $4.43, $10.47, and $3.58 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in SAB No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2016	2015	2014
Weighted average risk-free interest rate	1.27 - 2.09%	1.46 - 1.93%	1.74 - 2.11%
Expected life in years	6	6	6
Expected volatility	79.15 - 82.95%	79.13 - 86.81%	85.22 - 94.55%
Expected dividend yield	0	0	0

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2016, 2015, and 2014 consist of the following:

	December 31,
	2016	2015	2014
Stock options	3,465,335	3,481,468	6,505,664
Unvested restricted stock	1,680,492	1,586,388	144,508
Preferred stock	20,465,067	—	—

	25,610,894	5,067,856	6,650,172

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a ZIOPHARM Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, ARES TRADING, S.A. and the Company, is publicly announced. Assuming a conversion event date of December 31, 2016, the Series 1 preferred stock would convert into 20,465,067 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over previous the 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 7 and Note 10 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) in which management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. This update is effective for annual periods beginning after December 15, 2016, and early application is permitted for any annual or interim period thereafter. The Company adopted this guidance during the year ended December 31, 2016. The adoption of ASU 2014-15 impacted presentation and disclosure only and did not have any impact on financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which simplified the presentation of deferred income taxes. This ASU required that deferred tax assets and liabilities be classified as non-current in the Statement of Financial Position. The Company early adopted ASU 2015-17 effective in 2015 on a prospective basis. Adoption of this ASU had no impact on the Company’s Balance Sheets as of December 31, 2016.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to require changes to several

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the pending adoption of the new standard on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows in an effort to reduce existing diversity in practice. The update includes eight specific cash flow issues and provides guidance on the appropriate cash flow presentation for each. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the pending adoption of the new standard on the financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Payments (“ASU 2016-15”) to clarify how entities should present restricted cash and restricted cash equivalents in their statements of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in their statements of cash flows. This guidance will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the pending adoption of the new standard on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on the financial statements.

4.	Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2016	2015
Office and computer equipment	$1,162	$1,105
Software	907	886
Leasehold improvements	1,158	990
Manufacturing equipment	878	572

	4,105	3,553
Less: accumulated depreciation	(3,262)	(2,972)

Property and equipment, net	$843	$581

Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2016, 2015, and 2014 was $290 thousand, $358 thousand and $462 thousand, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2016	2015
Clinical consulting services	$2,342	$2,331
Preclinical services	2,693	3,976
Employee compensation	1,446	1,453
Professional services	488	317
Payroll taxes and benefits	646	289
Manufacturing services	1,116	253
Accrued vacation	294	221
Other consulting services	28	66
Accrued rent	56	—

Total	$9,109	$8,906

6.	Related Party Transactions

On January 6, 2011, the Company entered into the Channel Agreement, with Intrexon (see Note 7). A director of the Company, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

On February 3, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (see Note 2) upon the same terms as others that participated in the offering.

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to the Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company fifty percent of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (see Note 10). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., the Chief Executive Officer of the Company, formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. As a result of the common stock issued to MD Anderson in connection with this transaction, MD Anderson became a beneficial holder of more than five percent of the Company’s common stock. (see Note 8). During the years

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

6.	Related Party Transactions (Continued)

ending December 31, 2016 and 2015, the Company made quarterly payments totaling an aggregate of $15.0 million and $11.3 million, respectively under this arrangement.

On June 29, 2015, the Company re-purchased 3,711 shares of common stock from Intrexon, at a discount of 5% to the closing price of the Company’s common stock on the date of purchase, which represented fractional shares that resulted from Intrexon’s special stock dividend of the Company’s shares to Intrexon’s shareholders, for $34 thousand. On January 8, 2016, the Company re-purchased an additional 168 shares of common stock from Intrexon for $2 thousand at the same terms as the previous share repurchase.

On September 28, 2015, the Company, entered into the GvHD Agreement with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of biologics to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD (see Note 10). The Company paid Intrexon a technology access fee of $10.0 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the ECC Agreement, the ECC Agreement also provides for equal sharing of the profits derived from the sale of the Products (see Note 7).

On June 29, 2016, the Company entered into the 2016 ECP Amendment and the 2016 GvHD Amendment. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products (as defined in the Channel Agreement), calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Ares Trading.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (Note 10). The holders of the shares of Series 1 preferred stock are entitled to receive a monthly dividend, payable in additional shares of Series 1 preferred stock, equal to $12.00 per preferred share held by such holder per month divided by the stated value of the preferred shares, rounded down to the nearest whole share.

During the year ended December 31, 2016, the Company issued an aggregate of 6,184 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded $44 thousand for the fair value of the derivatives as a liability and $7.1 million for the fair value of the Series 1 preferred stock as a component of temporary equity. See Notes 3, 8 and 9 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the years ended December 31, 2016, 2015 and 2014, the Company expensed $22.2 million, $16.3 million, and $12.0 million, respectively, for services performed by Intrexon. As of December 31, 2016 and 2015. The

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

6.	Related Party Transactions (Continued)

Company has recorded $3.4 million and $4.6 million in current liabilities, respectively, for amounts due to Intrexon.

7.	Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of December 31, 2016 and 2015. The lease for office space in New York, NY expires in October 2018.

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

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the entire Boston office space that incorporated all three lease agreements under the same master agreement expiring in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the lease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of December 31, 2016 and 2015, a total security deposit of $128 thousand is included in deposits on the balance sheet.

On August 30, 2013, the Company entered into a sublease agreement to lease a portion of its Boston office to a subtenant. The Company remains liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from its subtenant. This sublease tenant vacated the leased premises in October 2014. At December 31, 2014, the Company applied the $20 thousand deposit received from the sublease tenant against its outstanding rent obligation. On March 31, 2015, the Company recorded a loss of $167 thousand on the first floor sublease. On May 22, 2015, the Company subleased the vacant office space for approximately $105 thousand for the period of June 2015 through August 2016, and the tenant provided a security deposit of $17 thousand. Since the prior lease obligation has been fully expensed, rent received from the tenant reduced current rent expense.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

Future net minimum lease payments under operating leases as of December 31, 2016 are as follows (in thousands):

2017	$1,183
2018	1,113
2019	706
2020	719
2021 and beyond	484

4,205
Less: contractual sublease income	(612)

Future minimum lease payments, net	$3,593

Total rent expense was approximately $0.3 million, $1.0 million, and $1.2 million for the years ended December 31, 2016, 2015, and 2014.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2016 and 2015 of $281 thousand ($155 thousand current and $126 thousand long-term) and $661 thousand ($348 thousand current and $313 long-term) respectively, which is recorded in deferred rent on the balance sheet.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

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

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Intrexon amending the Channel Agreement, and (2) the 2016 GvHD Amendment, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Ares Trading.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations. (see Note 10).

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T-cell receptors, or TCR’s arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

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

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the years ended December 31, 2016 and 2015, the Company made payments of $15.0 million and $11.3 million, respectively. As of December 31, 2016, MD Anderson has used $3.4 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $22.9 million is included in other current assets at December 31, 2016.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

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

The Ares Trading Agreement provides for up to $60.0 million in development milestone payments, up to $148.0 million in regulatory milestone payments and up to $205.0 million in commercial milestone payments for each product candidate. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration (FDA) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The Ares Trading Agreement also provides for up to $50.0 million of one-time payments upon the achievement of certain technical milestones evidenced by the initiation of a defined phase of clinical research. All development, regulatory and technical milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The next potential milestone payment that Intrexon could be entitled to receive under the Ares Trading Agreement is a $15.0 million substantive milestone for the initiation of a Phase I clinical trial. In addition, to the extent any of the product candidates licensed by Ares Trading are commercialized, Intrexon would be entitled to receive royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. Intrexon will pay 50% of all milestone and royalty payments that it receives under the Ares Trading Agreement to the Company pursuant to the ECP Amendment.

The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the twelve months ended December 31, 2016 and 2015, the Company recognized $6.4 and $3.2 million, respectively, of revenue related to the Ares Trading Agreement. As of December 31, 2016, the remaining balance of deferred revenue associated with the upfront payment is $47.9 million, of which $6.4 million is current and $41.5 million is classified as long-term. As of December 31, 2015, the remaining balance of deferred revenue associated with the upfront payment was $54.3 million, of which $6.4 million was current and $47.9 million was classified as long term.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

received in May 2016. An equivalent milestone payment of $1.0 million was made to MD Anderson, and reported net. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

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

On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for an NDA for darinaparsin in certain of the territories assigned to Solasia. The initiation of the trial on March 28, 2016 triggered a $1.0 million milestone payment from Solasia to the Company which was received in May 2016. The Company subsequently made an equivalent payment to MD Anderson as the ultimate licensor of darinaparsin (see above).

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Commitments and Contingencies (Continued)

capsule inventories. One additional payment of $250 thousand is due in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. During each of the years ending December 31, 2016, 2015 and 2014, the Company made payments of $250 thousand.

8.	Warrants

The Company has issued both warrants that are accounted for as liabilities and warrants that are accounted for as equity instruments.

The Company follows accounting standards that provide guidance in assessing whether an equity-issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative and classified as a liability. Accounting standards require that liability classified warrants be recorded at their fair value at each financial reporting period and the resulting gain or loss be recorded as other income (expense) in the Statements of Operations. Fair value is measured using a binomial valuation model.

Liability-Classified Warrants

In connection with a December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock, including the investor warrants and 464,520 warrants issued to the Underwriters. The warrants had a 5-year term and expired in December 2014. Subject to certain exceptions, these warrants provided anti-dilution protection in the event the Company should subsequently issue common stock or common stock equivalents at a price less than the exercise price of the warrants then in effect.

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

In December 2014, the Company recognized a gain of $195 thousand on the expiration of these liability-classified warrants.

In connection with its 2009 private placement, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which were exercisable immediately. The warrants had an exercise price of $2.04 per share and a 5-year term. The fair value of the warrants was estimated at $4.2 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of 5 years and no dividends. The fair value of the warrants was recorded in the equity section of the Company’s balance sheet.

During 2014, 4,004,907 warrants were exercised for 3,725,277 shares of common stock. Of these warrants, 2,249,062 were equity-classified warrants and 1,755,845 were liability-classified warrants. Additionally, 12,329 equity-classified warrants and 6,479,231 liability-classified warrants expired without being exercised.

All remaining warrants expired during the year ended December 31, 2014.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2016 and 2015 are as follows:

	December 31,
(in thousands)	2016	2015
Net operating loss carryforwards	$100,790	$96,215
Start-up and organizational costs	59,360	64,942
Research and development credit carryforwards	34,845	29,564
Stock compensation	2,014	1,997
Capitalized acquisition costs	9,389	10,429
Deferred revenue	18,636	2,695
Depreciation	227	251
Other	1,537	1,673

	226,798	207,766
Less valuation allowance	(226,798)	(207,766)

Effective tax rate	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2016, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $264 million and $224 million for Federal and state purposes, respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code, or IRC, expiring in varying amounts through 2036. Additionally, the Company has approximately $34 million of research and development credits at December 31, 2016, expiring in varying amounts through 2036, which may be available to reduce future taxes.

Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2016 includes approximately $10.2 million resulting from excess tax deductions from stock options. Pursuant to ASC 740, the deferred tax asset relating to excess tax benefits generated from exercises of stock options was fully offset by the valuation allowance and not recognized for financial statement purposes.

Section 382 of the IRC provides limits to which a corporation that has undergone a change in ownership (as defined) can utilize any net operating loss, or NOL, and general business tax credit carryforwards it may have. The Company commissioned an analysis to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing the analysis, it was determined an ownership change had occurred in February 2007. As a result of this change, the Company’s NOL’s and general business tax credits from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change. The Company updated the IRC Section 382 analysis through December 31, 2014. It was determined a change of ownership occurred on February 28, 2011. The Company’s NOL’s were not further limited as a result of the change. The Company updated the IRC Section 382 analysis through December 31, 2016 and its was determined that there was no further change in ownership.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Income Taxes (Continued)

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $19.0 million in 2016 primarily due to net operating loss carryforwards, deferred revenue and the increase in research and development credits.

Income taxes using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to non-deductible expenses related to the Company’s issuance of preferred stock along with the change in the valuation allowance on deferred tax assets.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Federal income tax at statutory rates	34%	34%	34%
State income tax, net of federal tax benefit	1%	5%	2%
Research and development credits	3%	3%	3%
Stock compensation	-1%	-1%	-4%
Channel rights	-25%	0%	0%
Other	0%	0%	-4%
Increase in valuation allowance	-12%	-41%	-31%

Effective tax rate	0%	0%	0%

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Income Taxes (Continued)

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2016, 2015, and 2014 are as follows:

(in thousands)
Balance at December 31, 2013	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decrease for settlements with applicable taxing authorities	—
Decrease for lapses of statute of limitations	—

Balance at December 31, 2014	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decrease for previous year’s lapses of statute of limitations	(20)
Decrease for impact of §382 limitations	(218)
Decrease for lapses of statute of limitations	—

Balance at December 31, 2015	$—
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decrease for settlements with applicable taxing authorities	—
Decrease for lapses of statute of limitations	—

Balance at December 31, 2016	$—

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2016.

See Note 3 for additional information on ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which was early adopted and ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is being evaluated.

10.	Preferred Stock and Stockholders’ Equity

On April 26, 2006, the date of the Company’s annual stockholders meeting that year, the shareholders approved the adoption of an Amended and Restated Certificate of Incorporation pursuant to which the Company has 280,000,000 shares of authorized capital stock, of which 250,000,000 shares are designated as common stock (par value $.001 per share), and 30,000,000 shares are designated as preferred stock (par value $.001 per share).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Preferred Stock and Stockholders’ Equity (Continued)

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

On January 13, 2015, the Company, together with Intrexon, entered into the MD Anderson License. Pursuant to the terms of the MD Anderson License, MD Anderson received consideration of 11,722,163 shares of the Company’s common stock (see Note 7).

Preferred Stock

The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (see Note 7). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Preferred Stock and Stockholders’ Equity (Continued)

Dividends

The Series 1 preferred stock provides for a monthly dividend, payable in additional shares of Series 1 preferred stock, equal to $12.00 per share, per month divided by the stated value per share, or the PIK Dividend; provided, that if any shares of Series 1 preferred stock are not converted on the Conversion Event Date (discussed below), then the rate of the PIK Dividend on all remaining unconverted shares of Series 1 preferred stock shall automatically increase from $12.00 to $24.00 per share, per month.

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

Analysis

The Company analyzed the features of the Series 1 preferred stock and determined that the conversion option and the Company’s right to redeem the shares at liquidation are embedded derivatives that required bifurcation from the Series 1 preferred stock in accordance with FASB ASC 815, Derivatives and Hedging. The embedded derivatives were valued as described below at $0.9 million. Upon issuance of the shares on July 1, 2016 the Company recorded the fair value of the derivatives as a liability and the fair value of the Series 1 preferred stock of $118.2 million as a component of temporary equity. Furthermore, because of the temporary equity

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Preferred Stock and Stockholders’ Equity (Continued)

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

Risk-free interest rate	1.04%
Expected dividend rate	0
Expected volatility	70.50%
Preferred stock conversion limit—percentage of outstanding common stock	19.90%
Preferred conversion floor price	$1.00

During the year ended December 31, 2016, the Company issued an aggregate of 6,184 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $7.1 million, which is a component of temporary equity and recorded a gain on the change of the derivative liabilities in the amount of $124 thousand (Note 11).

11.	Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
December 31, 2016:
Derivative liabilities	Liabilities	$862

The change in the derivative liability for the year ended December 31, 2016 consists of the following:

($ in thousands)
Fair Value
Balance, June 30, 2016	$694
Dividends	44
Mark-to-market	124

Balance, December 31, 2016	$862

The fair value of the Series 1 preferred stock dividends were estimated using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

11.	Derivative Financial Instruments (Continued)

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

Risk-free interest rate	1.04% - 1.69%
Expected dividend rate	0
Expected volatility	70.5% - 72.70%
Preferred stock conversion limit—percentage of outstanding common stock	19.90%
Preferred conversion floor price	$1.00

See Notes 3 and 7 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

12.	Stock Option Plan

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

As of December 31, 2016, the Company had outstanding options issued to its employees to purchase up to 2,652,835 shares of the Company’s common stock, to its directors to purchase up to 802,500 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 10,000 shares of the Company’s common stock.

Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over one or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 26,364 additional shares for issuance under options granted outside of the 2003 Plan.

Proceeds from the option exercises during the years ended December 31, 2016, 2015, and 2014 amounted to $0.7 million, $4.6 million and $1.4 million respectively. The intrinsic value of these options amounted to $1.5 million, $23.8 million and $2.6 million for years ended December 31, 2016, 2015 and 2014, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)

Transactions under the 2012 Plan for the years ending December 31, 2016, 2015, and 2014 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	6,747,302	$3.81
Granted	1,099,300	4.95
Exercised	(613,138)	2.26
Cancelled	(727,801)	4.54

Outstanding, December 31, 2014	6,505,663	4.07
Granted	427,800	10.47
Exercised	(3,249,160)	3.95
Cancelled	(202,835)	4.36

Outstanding, December 31, 2015	3,481,468	4.96
Granted	362,800	6.40
Exercised	(234,833)	4.57
Cancelled	(144,100)	6.43

Outstanding, December 31, 2016	3,465,335	$5.07	6.58	$3,407

Vested and unvested expected to vest at December 31, 2016	3,441,247	$4.40	5.88	$3,316

Options exercisable, December 31, 2016	2,671,835	$4.40	5.88	$3,383

Options exercisable, December 31, 2015	2,120,834	$4.24	5.84	$8,622

Options available for future grant	1,777,760

At December 31, 2016, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $3.5 million. The cost is expected to be recognized over a weighted-average period of 1.46 years.

Restricted Stock

In December 2016, the Company issued 625,750 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In December 2016, the Company issued 86,020 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date. In May, June and December 2015, the Company issued 1,000,000, 50,000 and 403,083 shares of restricted stock to its employees, respectively, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In September and December 2015, the Company issued 4,186 and 133,305 shares of restricted stock to its non-employee directors, which vested in their entirety at December 31, 2015 and on the one-year anniversary of the grant date respectively. In December 2014, the Company issued 66,828 shares of restricted stock to its non-employee directors, which vested in their entirety on the one-year anniversary of the grant date.

In May, June and December 2016, the Company repurchased 116,667, 6,667 and 119,873 shares at average prices of $6.86, $7.74 and $5.35, respectively to cover payroll taxes. In September and December 2015, the Company repurchased 7,669 and 16,709 shares at average prices of $11.57 and $8.31, respectively to cover

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)

payroll taxes. In January, February and December 2014, the Company repurchased 16,031, 14,600 and 81,702 shares at average prices of $4.37, $4.40 and $5.04 per share, respectively, to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2013	352,865	$4.38
Granted	66,828	5.07
Vested	(253,835)	4.38
Cancelled	(21,350)	4.41

Non-vested, December 31, 2014	144,508	4.70
Granted	1,590,574	9.01
Vested	(148,694)	4.88
Cancelled	—	—

Non-vested, December 31, 2015	1,586,388	9.00
Granted	711,770	5.35
Vested	(617,666)	8.90
Cancelled	—	—

Non-vested, December 31, 2016	1,680,492	$5.54

As of December 31, 2016, there was $10.5 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.54 years.

13.	Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $75 thousand, $47 thousand, and $79 thousand to this plan during the years ended December 31, 2016, 2015, and 2014, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

14.	Selected Quarterly Information (Unaudited)

        (in thousands, except per share amount)

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,969	$1,697	$1,598	$1,597
Total operating expenses	14,009	132,939	12,512	12,708
Loss from operations	(12,040)	(131,242)	(10,914)	(11,111)
Change in derivative liabilities	—	—	(3,591)	(3,532)
Net (loss) applicable to common shareholders	(12,019)	(131,200)	(14,445)	(14,756)
Loss per share, basic and diluted	$(0.09)	$(1.01)	$(0.11)	$(0.11)

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$272	$272	$1,869	$1,919
Total operating expenses	78,499	14,497	20,035	11,401
Loss from operations	(78,227)	(14,225)	(18,166)	(9,482)
Change in derivative liabilities	—	—	—	—
Net (loss) applicable to common shareholders	(78,231)	(14,211)	(18,170)	(9,476)
Loss per share, basic and diluted	$(0.69)	$(0.11)	$(0.14)	$(0.07)

INDEX

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

3.5	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.2	Form of Indenture between the registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3ASR, SEC File No. 333-201826, filed February 2, 2015).

4.3	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3ASR, SEC File No. 333-201826, filed February 2, 2015).

4.4	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3ASR, SEC File No. 333-201826, filed February 2, 2015).

4.5	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3ASR, SEC File No. 333-201826, filed February 2, 2015).

4.6	Form of Option for the Purchase of Shares of Common Stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.7	Schedule identifying Material Terms of Options for the Purchase of Shares of Common Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K SEC File No. 001-33038 filed March 1, 2011).

Exhibit No.	Description of Document

10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3	Form of Employee Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.4	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.5	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed December 18, 2007).

10.6	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.7	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.8	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.9	Employment Agreement dated as of January 8, 2008 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB SEC File No. 001-33038 filed February 21, 2008).

10.10	Extension of Employment Agreement dated as of December 28, 2010 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed December 28, 2010).

10.11	Extension of Employment Agreement dated as of January 8, 2013 by and between the Registrant and Dr. Jonathan Lewis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed January 8, 2013).

10.12	Amendment and Extension to Employment Agreement dated January 8, 2014 by and between ZIOPHARM Oncology, Inc. and Jonathan Lewis, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed January 8, 2014).

10.13	Employment Agreement effective September 6, 2011 by and between the Registrant. and Caesar J. Belbel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed September 6, 2011).

10.14	Amendment to Employment Agreement dated January 7, 2014 by and between the Registrant. and Caesar J. Belbel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed January 8, 2014).

10.15	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005). +

Exhibit No.	Description of Document

10.16	Asset Purchase Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc., Baxter Oncology GmbH and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.17	License Agreement dated November 3, 2006 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, SEC File No. 001-33038, filed November 13, 2006). +

10.18	Amendment to License Agreement dated September 24, 2009 by and among Baxter Healthcare S.A., Baxter International, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 17, 2010).

10.19	Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011.*

10.20	First Amendment to Exclusive Channel Partner Agreement dated September 13, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed May 3, 2012)

10.21	Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of January 6, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 12, 2011).

10.22	Amendment to Stock Purchase Agreement by and between the Registrant and Intrexon Corporation dated as of February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 7, 2011).

10.23	Registration Rights Agreement dated January 12, 2011 by and between the Registrant and Intrexon Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2011).

10.24	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 31, 2013).

10.25	Letter Agreement by and among the Registrant, Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 14, 2015).

10.26	Securities Issuance Agreement by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 14, 2015).

10.27	Securities Issuance Agreement by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 14, 2015).

10.28	Registration Rights Agreement by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 14, 2015).

Exhibit No.	Description of Document

10.29	License Agreement by and among the Registrant, Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 28, 2015).+

10.30	License and Collaboration Agreement by and among the Registrant, Intrexon Corporation and ARES TRADING Trading S.A. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015). +

10.31	Second Amendment to Exclusive Channel Partner Agreement by and between the Registrant and Intrexon Corporation dated as of March 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015).

10.32	Employment Agreement by and between the Registrant and Laurence James Neil Cooper, M.D., Ph.D. dated as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed May 7, 2015).

10.33	Amended and Restated Employment Agreement by and between the Registrant and Caesar J. Belbel dated as of June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 2, 2015).

10.34	Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 21, 2015). +

10.35	Exclusive Channel Collaboration Agreement by and between the Registrant and Intrexon Corporation dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed October 1, 2015). +

10,36	Third Amendment to Exclusive Channel Partner Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 30, 2016).

10.37	Amendment to Exclusive Channel Collaboration Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 30, 2016).

10.38	Securities Issuance Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed June 30, 2016).

23.1	Consent of Independent Registered Public Accounting Firm *

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description of Document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Filed herewith.