Form 10-Q
period 2017-03-31
ZIOPHARM ONCOLOGY INC
filed 2017-05-01
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 24, 2017, was 132,381,670 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives;

•	the sufficiency of our cash and investments and our expected uses of cash;

•	the progress, timing and results of preclinical and clinical trials involving our product candidates;

•	the progress of our research and development programs;

•	the costs and timing of the development and commercialization of our products;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	the risk that final trial data may not support interim analysis of the viability of our product candidates;

•	our ability to achieve the results contemplated by our collaboration agreements and the benefits to be derived from relationships with collaborators;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our product candidates;

•	the anticipated amount, timing and accounting of deferred revenues, milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights;

•	our assessment of the potential impact on our future revenues of health care reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce health care costs;

•	the uncertainty of economic conditions in certain countries in Europe and Asia such as related to the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”; and general economic conditions.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$66,447	$81,053
Receivables	67	21
Prepaid expenses and other current assets	26,236	23,810

Total current assets	92,750	104,884
Property and equipment, net	1,124	843
Deposits	128	128
Other non-current assets	492	493

Total assets	$94,494	$106,348

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$226	$156
Accrued expenses	10,687	9,109
Deferred revenue - current portion	6,389	6,389
Deferred rent - current portion	162	155

Total current liabilities	17,464	15,809
Deferred revenue, net of current portion	39,931	41,528
Deferred rent, net of current portion	89	126
Derivative liabilities	2,471	862

Total liabilities	59,955	58,325

Commitments and contingencies (note 5)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 109,400 and 106,184 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; liquidation value of $131.3 million and $127.4 million at March 31, 2017 and December 31, 2016, respectively	129,442	125,321
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 132,381,670 and 132,376,670 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	132	132
Additional paid-in capital - common stock	578,571	580,567
Accumulated deficit	(673,606)	(657,997)

Total stockholders’ deficit	(94,903)	(77,298)

Total liabilities and stockholders’ deficit	$94,494	$106,348

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
Collaboration revenue	$1,597	$1,969

Operating expenses:
Research and development	11,967	10,199
General and administrative	3,595	3,810

Total operating expenses	15,562	14,009

Loss from operations	(13,965)	(12,040)
Other income (expense), net	38	21
Change in fair value of derivative liabilities	(1,560)	—

Net loss	$(15,487)	$(12,019)
Preferred stock dividends	$(4,171)	$—

Net loss applicable to common stockholders	$(19,658)	$(12,019)

Basic and diluted net loss per share	$(0.15)	$(0.09)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	130,696,400	130,157,927

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2017

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	106,184	$125,321	132,376,670	$132	$580,567	$(657,997)	$(77,298)
Cumulative effect adjustment (Note 2)					122	(122)	—
Exercise of employee stock options	—	—	5,000	—	29	—	29
Stock-based compensation	—	—	—	—	2,024	—	2,024
Preferred stock dividends	3,216	4,121	—	—	(4,171)	—	(4,171)
Net Loss	—	—	—	—	—	(15,487)	(15,487)

Balance at March 31, 2017	109,400	$129,442	132,381,670	$132	$578,571	$(673,606)	$(94,903)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,487)	$(12,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	72
Stock-based compensation	2,024	2,009
Change in fair value of derivative liabilities	1,560	—
Issuance of common stock in a license agreement	—	87
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(46)	(614)
Prepaid expenses and other current assets	(2,426)	(3,125)
Other noncurrent assets	—	(5)
Increase (decrease) in:
Accounts payable	70	(100)
Accrued expenses	1,577	(324)
Deferred revenue	(1,597)	(1,969)
Deferred rent	(31)	(91)

Net cash used in operating activities	(14,277)	(16,079)

Cash flows from investing activities:
Purchases of property and equipment	(358)	(157)

Net cash used in investing activities	(358)	(157)

Cash flows from financing activities:
Proceeds from exercise of stock options	29	367
Repurchase of restricted common stock	—	(2)

Net cash provided by financing activities	29	365

Net decrease in cash and cash equivalents	(14,606)	(15,871)
Cash and cash equivalents, beginning of period	81,053	140,717

Cash and cash equivalents, end of period	$66,447	$124,846

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$4,171	$—

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. At March 31, 2017, the Company’s accumulated deficit was approximately $673.6 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund its operations through the fourth quarter of 2017. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those currently planned because of changes in the Company’s business strategy and direction of its research and development efforts, competitive and technical advances, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product candidate development.

As of March 31, 2017, the Company has approximately $66.4 million of cash and cash equivalents. Given its development plans, the Company’s anticipates cash resources will be sufficient to fund its operations through the fourth quarter of 2017 and the Company has no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and its expenses could prove to be significantly higher than it currently anticipates. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its current development efforts and cut operating costs. Based on the forecast, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 16, 2017, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America.

The results disclosed in the statements of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business – (continued)

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

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Collaboration agreements;

•	Fair value measurements of stock based compensation, warrants and Series 1 preferred stock; and

•	Income taxes

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies – (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting (“ASU 2016-09”) to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, forfeitures, and intrinsic value accounting for private entities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment recorded to retained earnings as of January 1, 2017. The update requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settled. It also allows the Company to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and the Company maintains a full valuation allowance against its deferred tax assets.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows in an effort to reduce existing diversity in practice. The update includes eight specific cash flow issues and provides guidance on the appropriate cash flow presentation for each. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. This guidance will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$63,194	$63,194	$—	$—

Liabilities:
Derivative liabilities	$(2,471)	$—	$—	$(2,471)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$77,120	$77,120	$—	$—

Liabilities:
Derivative liabilities	$(862)	$—	$—	$(862)

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

At June 30, 2016, the Company’s Series 1 preferred stock was valued using a probability-weighted approach and a Monte Carlo simulation model. Additionally, the monthly dividends issued on the outstanding Series 1 preferred stock are valued using the same probability-weighted approach and a Monte Carlo simulation model. However, there is no adjustment or further revaluation after the initial valuation on the Series 1 preferred stock other than required periodic dividends.

The Company’s Level 3 financial liabilities consist of a conversion option and a redemption feature associated with the Company’s Series 1 preferred stock issued to Intrexon that has been bifurcated from the Series 1 preferred stock and are accounted for as derivative liabilities at fair value. The preferred stock derivative liabilities were valued using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. See Note 5 for additional disclosures on the 2016 ECP Amendment and 2016 GvHD Amendments and Note 8 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at March 31, 2017 and 2016 consisted of the following:

	March 31,
	2017	2016
Stock options	3,539,669	3,404,463
Unvested restricted stock	1,680,492	1,586,388
Preferred stock	20,507,501	—

	25,727,662	4,990,851

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Net Loss per Share – (continued)

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a ZIOPHARM Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, Ares Trading, S.A. and the Company, is publicly announced. Assuming a conversion event date of March 31, 2017, the Series 1 preferred stock would convert into 20,507,501 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over the previous 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 5 and Note 8 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

5. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of March 31, 2017 and December 31, 2016. The lease for office space in New York, NY expires in October 2018.

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

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the Company’s Boston office space to incorporate all three lease agreements under the same master agreement, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of March 31, 2017, and December 31, 2016, a total security deposit of $128 thousand is included in deposits on the balance sheet.

Total rent expense was approximately $172 thousand and $104 thousand for the three months ended March 31, 2017 and 2016, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at March 31, 2017 and December 31, 2016 of $251 thousand ($162 thousand current and $89 thousand long-term) and $281 thousand ($155 thousand current and $126 thousand long-term), respectively, which is recorded in deferred rent on the balance sheets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology to research, develop and commercialize products in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement establishes committees comprising representatives of the Company and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

5. Commitments and Contingencies (Continued)

Exclusive Channel Collaboration Agreement with Intrexon Corporation for Graft-Versus-Host Disease (GvHD)

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon (ECC Agreement), whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD. GvHD may occur after a bone marrow or stem cell transplant in which someone receives bone marrow tissue or cells from a donor. The new, transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body.

The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T cells expressing membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express interleukin-2 to modulate immune function. The GvHD Agreement establishes committees comprising Company and Intrexon representatives that will govern activities related to the GvHD Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization activities and intellectual property.

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

Under the GvHD Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the GvHD Program, including development, commercialization and certain aspects of manufacturing of the Products. Among other things, Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of the Products, certain other aspects of manufacturing, costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

5. Commitments and Contingencies (Continued)

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

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Intrexon amending the Channel Agreement, and (2) the 2016 GvHD Amendment, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA.

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

5. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T-cell receptors, or TCR’s arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

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

On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of the Company’s common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock, in each case based on a trailing 20-day volume-weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the execution of the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on or prior to 8:00 am Pacific Time on January 14, 2015. The Incentive Shares were issued to MD Anderson on March 11, 2015, pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

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

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During each of the three months ended March 31, 2017 and 2016, the Company made payments of an aggregate of $3.8 million to MD Anderson. As of March 31, 2017, MD Anderson had used $4.6 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $25.4 million is included in other current assets at March 31, 2017.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies (Continued)

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

In connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the Company’s common stock held by MD Anderson on the date that the Registration Statement is filed. Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (File No. 333-201826) was filed on April 1, 2015 in satisfaction of the Company’s obligations under the Registration Rights Agreement.

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

Under the collaboration, Ares Trading has elected two CAR+ T targets for which the Company will perform certain research activities that will, in part, be funded by Ares Trading. Once these candidates reach investigational new drug, or IND, stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company expects to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement. The Company and Intrexon will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments to the Company and Intrexon.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies (Continued)

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

The Ares Trading Agreement provides for up to $60.0 million in development milestone payments, up to $148.0 million in regulatory milestone payments and up to $205.0 million in commercial milestone payments for each product candidate. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration, or theFDA, or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The Ares Trading Agreement also provides for up to $50.0 million of one-time payments upon the achievement of certain technical milestones evidenced by the initiation of a defined phase of clinical research. All development, regulatory and technical milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The next potential milestone payment that Intrexon could be entitled to receive under the Ares Trading Agreement is a $15.0 million substantive milestone for the initiation of a Phase I clinical trial. In addition, to the extent any of the product candidates licensed by Ares Trading are commercialized, Intrexon would be entitled to receive royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. Intrexon will pay 50% of all milestone and royalty payments that it receives under the Ares Trading Agreement to the Company pursuant to the ECP Amendment.

The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the three months ended March 31, 2017 and 2016, the Company recognized $1.6 million, each quarter, of revenue related to the Ares Trading Agreement. As of March 31, 2017, the remaining balance of deferred revenue associated with the upfront payment is $46.3 million, of which $6.4 million is current and $39.9 million is classified as long-term. As of December 31, 2016, the remaining balance of deferred revenue associated with the upfront payment was $47.9 million, of which $6.4 million was current and $41.5 million was classified as long term.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies (Continued)

The Company issued options to purchase 50,222 shares outside of the Company’s stock option plans following the successful completion of certain clinical milestones, of which 37,666 shares have vested. The remaining 12,556 shares vested upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. An expense of $87 thousand was charged to research and development expense for the vesting event which occurred in March 2016. This trial was initiated by Solasia Pharma K.K., or Solasia, on March 28, 2016 and triggered a $1.0 million milestone payment to the Company from Solasia which was received in May 2016. An equivalent of $1.0 million milestone payment was subsequently made to MD Anderson, and reported net. In addition, the Licensors are entitled to receive certain milestone payments. In addition, the Company may be required to make additional payments to the Licensors (as defined in the MD Anderson License) upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use in a pan-Asian/Pacific territory comprising Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

As consideration for the license, the Company received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia. The $5.0 million upfront payment received in March 2011 was amortized over the period of the Company’s research and development effort, which was completed in March 2016. The Company recognized $0 and $272 thousand under this agreement for the quarters ended March 31, 2017 and March 31, 2016, respectively.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Commitments and Contingencies (Continued)

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. One remaining royalty payment of $250 thousand is due in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the three months ended March 31, 2017 and 2016.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. The Company’s obligation for this CRADA is $7.5 million over the next three years, payable in $625 thousand payments on a quarterly basis. During the quarter ended March 31, 2017, the Company made and expensed one payment of $625 thousand.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Related Party Transactions

Collaborations with Intrexon

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (Note 5). A director of the Company, Randal J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

On February 3, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering upon the same terms as others that participated in the offering.

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to the Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company 50% of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (Note 5). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Related Party Transactions (continued)

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of biologics to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD (Note 5). The Company paid Intrexon a technology access fee of $10.0 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the ECC Agreement, the ECC Agreement also provides for equal sharing of the profits derived from the sale of the Products.

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

During the three months ended March 31, 2017, the Company issued an aggregate of 3,216 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $4.2 million, which is a component of temporary equity and recorded a gain on the change of the derivative liabilities in the amount of $1.6 million. See Notes 3 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the three months ended March 31, 2017 and March 31, 2016, the Company expensed $6.1 million and $5.9 million, respectively, for services performed by Intrexon. As of March 31, 2017 and December 31, 2016 the Company recorded $6.1 million and $3.4 million, respectively, in current liabilities on its balance sheet for amounts due to Intrexon.

Collaboration with Intrexon and MD Anderson

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the three months ending March 31, 2017, the Company made one quarterly payment of $3.8 million, bringing the total aggregate payments to $30.0 million under this arrangement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months
	ended March 31,
(in thousands)	2017	2016
Research and development	$560	$417
General and administrative	1,464	1,592

Stock-based compensation expense	$2,024	$2,009

The Company granted 117,000 stock options during the three months ended March 31, 2017 with a weighted-average grant date fair value of $4.48 per share. The Company granted an aggregate of 20,000 stock options during the three months ended March 31, 2016 with a weighted-average grant date fair value of $3.88 per share.

For the three months ended March 31, 2017 and 2016, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2017	2016
Risk-free interest rate	2.04 - 2.23%	1.58 - 1.90%
Expected life in years	6	6
Expected volatility	80.31 - 80.90%	79.15 - 79.69%
Expected dividend yield	0	0

The Company adopted ASU 2016-09 – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, effective January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $122 thousand recorded to accumulated deficit as of January 1, 2017.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2017 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,465,335	$5.07
Granted	117,000	6.42
Exercised	(5,000)	4.89
Cancelled	(37,666)	6.25

Outstanding, March 31, 2017	3,539,669	$5.10	6.55	$6,295

Options exercisable, March 31, 2017	2,673,668	$4.41	5.63	$5,795

Options exercisable, December 31, 2016	2,671,835	$4.40	5.88	$3,383

Options available for future grant	1,698,426

At March 31, 2017, total unrecognized compensation costs related to unvested stock options outstanding amounted to $3.3 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

A summary of the status of unvested restricted stock for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2016	1,680,492	$7.49
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-vested, March 31, 2017	1,680,492	$7.49

At March 31, 2017, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $9.0 million. The cost is expected to be recognized over a weighted-average period of 1.44 years.

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

Liquidation Value

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

During the three months ended March 31, 2017, the Company issued an aggregate of 3,216 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $4.2 million, which is a component of temporary equity and recorded a loss on the change in fair value of the derivative liabilities in the amount of $1.6 million (Note 9).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
March 31, 2017:
Derivative liabilities	Liabilities	$2,471

The change in the derivative liability for the three months ended March 31, 2017 consisted of the following:

($ in thousands)
Fair Value
Balance, December 31, 2016	$862
Dividends	49
Mark-to-market	1,560

Balance, March 31, 2017	$2,471

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

	March 31, 2017	December 31, 2016
Risk-free interest rate	1.92%	1.69%
Expected dividend rate	0	0
Expected volatility	68.70%	72.70%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$1.00	$1.00

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

The technologies represent an industrialized engineering approach for molecular and cell biology and gene control. They employ an inducible gene-delivery system, or switch, that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System®, or RTS®, platform. Our initial product candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex, a clinical-stage product that we license from Intrexon under the Channel Agreement.

Ad-RTS-IL-12 + veledimex uses our gene delivery system to produce interleukin-12, or IL-12, a potent, naturally occurring anti-cancer protein. IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, and T cells. Additionally, expression of functional IL-12 in human subjects by direct intratumoral injection of Ad-RTS-hIL-12 + veledimex is further demonstrated by the generation of downstream interferon gamma, or IFN-g. We have completed two Phase 2 studies evaluating Ad-RTS-hIL-12 + veledimex, the first for the treatment of metastatic melanoma, and the second for the treatment of metastatic breast cancer. We have also concluded enrollment in a single-center Phase 1b/2 study, following standard chemotherapy, for the treatment of patients with locally advanced or metastatic breast cancer. We presented information about this Phase 1b/2 breast cancer study at the San Antonio Breast Cancer Symposium in December 2015 and at the American Society of Clinical Oncology (ASCO) meeting in June 2016. Breast cancer Phase 1b/2 clinical study results were presented at the European Society for Medical Oncology (ESMO) 2016 Congress in October.

A multi-center Phase 1 study in patients with recurrent or progressive glioblastoma, or GBM, or Grade III malignant glioma, a form of brain cancer is ongoing. Early clinical data from the GBM study was presented at the Society for Neuro-Oncology (SNO) meeting in November 2015, and on February 24, 2016, we announced the successful completion of the initial dosing phase of the study and the dosing of the first patient in the next succeeding cohort of the study. We presented updated information on the GBM study at the American Society of Clinical Oncology (ASCO) meeting in June 2016. On June 27, 2016, we announced the successful completion of enrollment in the first and second cohorts and the opening of a third cohort, which has now completed. Further, the GBM study information was provided at the American Society of Hematology Workshop on Genome Editing in July 2016. Updated Phase 1 GBM clinical data from this trial was presented at the SNO November 2016 meeting. In addition, we presented nonclinical data in a pontine mouse model at SNO November 2016; we believe these data will support initiation of a pediatric brain tumor clinical trial during the first half of 2017.

In addition to Ad-RTS-IL-12 + veledimex as monotherapy, we have undertaken pre-clinical studies that suggest we may be able to combine this viral-based immunotherapy with an immune checkpoint inhibitor, or iCPI, to improve the anti-tumor effect for GBM. These preclinical data were presented at the Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, in May 2016, and we believe the data will lend support to the first-in-human application of combining Ad-RTS-IL-12 + veledimex with an iCPI for investigational treatment of GBM.

Pursuant to our Channel Agreement for the cancer program, we and Intrexon obtained an exclusive, worldwide license to certain additional immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, NK cells and TCRs. We refer to this as the MD Anderson License. We plan to develop genetically modified T cells and other immune cells that will target and kill cancer cells using viral and non-viral approaches to gene transfer. Regarding our non-viral approach, we are using the Sleeping Beauty (SB) transposon/transposase system under the MD Anderson license to express CAR in clinical trials to render T cells specific for CD19. The initial associated trials using the first-generation CAR with a four-week manufacturing process showed favorable progression-free survival, or PFS, and/or overall survival when patient- and donor-derived CAR+ T cells were infused after hematopoietic stem-cell transplantation. All patients receiving autologous SB-modified T cells had non-Hodgkin lymphoma, and most patients receiving allogeneic CAR+ T cells had acute lymphoblastic leukemia. In addition to survival of the recipients, these trials demonstrated that the infused T cells persisted for lengths of time that compared favorably with T cells genetically modified with virus to express CAR. An update was provided in publication (J Clin Invest. 2016 Sep 1;126(9):3363-76.).

We are currently enrolling an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL received CD19-specific CAR+ T cells produced with a 3-week manufacturing process and achieved a complete remission with normalization of PET/CT tumor imaging lasting approximately 6 months. Steps were taken in 2016 to further decrease the T-cell culture time in the manufacturing process, which advances our efforts to address the challenges of cost and manufacturing time associated with these therapies. Preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately 2 weeks versus 4 weeks for previous first-generation CAR+ T process) were presented at the 2016 ASGCT annual meeting. The second-generation CD19 trial underway is now employing a shortened manufacturing process advancement, with processing times as short as 2 weeks. On January 31, 2017, the Company announced a patient with triple-hit NHL treated in January 2017 was the first to receive Sleeping Beauty-modified CD19-specific CAR+ T cells with the manufacturing time reduced to 2 weeks.

In the preclinical setting, the time to administration of third-generation Sleeping Beauty CAR+ T cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days. This shortened process, referred to as point-of-care, delivers genetically modified T cells with superior proliferative potential. Data presented at the 58th American Society of Hematology (ASH) Annual Meeting in December 2016, supported by an earlier publication in the Proceedings of the National Academy of Sciences (2016 Nov 29;113(48):E7788-E7797), revealed promising results: Third generation Sleeping Beauty CAR+ T cells demonstrated that a single, low dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and preclinical data support the Company’s point-of-care (P-O-C) plans to rapidly infuse Sleeping Beauty CAR+ T cells in a Phase 1 trial. With the intent to administer clinical-grade Sleeping Beauty CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods. Together with Intrexon, we currently have research programs evaluating additional CAR targets and CARs co-expressed with cytokines, in particular mbIL15. Control systems are also being developed such as the RTS® for receptor and/or cytokine expression, as well as for the conditional ablation of genetically modified cells using a kill switch. We anticipate future CAR+ T programs will also utilize the P-O-C manufacturing approach.

We expect to enter the clinic with an additional CAR+ T therapy specific for CD33 for treatment of relapsed or refractory acute myeloid leukemia, or AML, during 2017. An update on the preclinical data for the CD33 program was provided at the 2016 annual meeting of ASH. We, with MDACC, successfully completed an application to the National Institutes of Health’s Office of Biotechnical Activities in June 2016 and filed an IND with the FDA. Genetic modification will use lentivirus, and enrollment to the CD33 CAR+ T trial is expected to occur in 2017. The expected clinical data will help establish if CD33 is a suitable target for CAR+ T cells at which point additional plans will be considered, such as transition of the program under P-O-C.

Only a minority of tumor antigens are on the surface and thus can be targeted by CARs, while most tumor-derived antigens are within the cell and will likely need to be targeted by TCRs. Therefore, we are developing approaches to target solid tumors using T cells genetically modified with the SB system to express TCRs for recognition of neoantigens. An update was provided in publication (Molecular Therapy (2016); 24(6), 1078–1089) and further preclinical information regarding the targeting of solid tumors was presented at the annual meeting of ASH in December 2016. On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express T cell receptors (TCRs) for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

We plan to leverage the synergy between the platforms to accelerate an immuno-oncology pipeline and programs for the development of allogeneic CAR+ T and/or NK cells that can be used as off-the-shelf, or OTS, therapies. For example, NK cells do not have endogenous TCRs, so do not require genetic editing to eliminate TCRs, and may be used as an OTS therapy while at the same time minimizing concern for causing graft-versus-host disease. Further, cytokines such as IL-12 are “fuel” for NK cells. In addition to developing T cells, we expect to initiate an investigator-led trial of OTS primary NK cells for elderly patients with AML who are not candidates for standard intensive chemotherapy after completing regulatory review during 2017. We have additional interest in OTS products, such as the development of an allogenic CAR+ T therapy.

We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

On March 27, 2015, we entered into a global collaboration with Intrexon focused exclusively on CAR T cell, or CAR+ T, products with Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA, which we refer to as the Ares Trading Agreement. Intrexon will share the economic provisions of this collaboration equally with us, including an upfront payment of $115.0 million that was received in July 2015, milestones and royalties. Under this collaboration, Merck KGaA already selected two CAR+ T targets for which we will perform certain research activities that will, in part, be funded by Merck KGaA. Pursuant to the terms of an amendment to our Channel Agreement with Intrexon, or ECP Amendment, that we entered into at the time of the Ares Trading Agreement, we will be responsible for any additional research and development expenditures. Once these candidates reach investigational new drug stage, the programs will be transferred to Merck KGaA for clinical development and commercialization. We, together with Intrexon, will also independently conduct research and development on other CAR+ T candidates, with Merck KGaA having the opportunity during clinical development to opt-in to these candidates for additional payments to us and Intrexon. The Company and Intrexon, in the exclusive partnership with Merck KGaA, are progressing development of the two CAR+ T targets, utilizing our key technologies for regulating cytokine expression, the proprietary RTS® platform, and mbIL15.

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

We believe that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we, together with Intrexon, plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach is expected to utilize the infusion of Tregs, such as those conditionally expressing IL-2, utilizing the RTS® platform. The second approach is expected to utilize the deployment of Intrexon’s orally delivered microbe-based ActoBiotics® therapeutics, based on Lactococcus lactis, such as to express IL-2 to modulate immune function.

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

On January 6, 2011, we entered into the Channel Agreement with Intrexon, to develop and commercialize novel DNA-based therapeutics in the field of cancer treatment by combining Intrexon’s technological platform with our capabilities to translate science to the patient. As a result, our bioengineered DNA platform employs an inducible gene-delivery system that enables regulated and controlled delivery of genes that produce therapeutic proteins to treat cancer. The first example of this regulated, controlled delivery is achieved by producing IL-12, a potent, naturally occurring anti-cancer protein, under the control of Intrexon’s proprietary biological “switch” to turn on and off the therapeutic protein expression at the tumor site. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System® or RTS®, platform. Our initial product candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex.

On September 28, 2015, we entered into the GvHD Agreement with Intrexon to develop therapies for the treatment and/or prevention of GvHD, a major complication of allogeneic HSCT, which significantly impairs the quality of life and survival of many recipients. Some of the technologies used to generate product candidates for immuno-oncology have potential application for GvHD. These include the ability to genetically modify cells using viral and non-viral approaches and the application of RTS® to control gene expression, such as cytokines. Some of these methodologies, as well as our expertise in bioprocessing, are being investigated to generate regulatory T cells, or Tregs. In addition, we are generating genetically modified L lactis to alter the inflammatory milieu of patients with GvHD, especially of the gastrointestinal tract. These modifications are facilitated though collaboration with ActoBiotics®, a division of Intrexon.

More detailed descriptions of our clinical development plans for each of these programs are set forth below under the caption “Product Candidates.”

Immuno-oncology and GvHD

Immuno-oncology, which typically utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells contain mutated proteins and may overexpress other proteins usually found in the body at low levels. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in a highly efficient process known as immune surveillance. Central players in immune surveillance are types of white blood cells known as the T cells and NK cells. In healthy individuals, T cells and NK cells can identify and kill infected or abnormal cells, including cancer cells. Cancer cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence. In the recent past, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system.

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then a tenured professor at MD Anderson and is now our current Chief Executive Officer, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neoantigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a manufacturing facility where the isolated mononuclear white blood cells are modified using a virus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture genetically modified cells using viral and non-viral methods. The latter may result in a reduced cost of manufacturing, particularly as we develop processes to eliminate the requirements for cell propagation and activation, thereby facilitating a shortened manufacturing process, which can be implemented at multiple points-of-care. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an OTS treatment. An allogeneic OTS (also referred to as universal donor) treatment would enable a patient to be treated with a CAR+ T and/or NK-cell products that are created in advance of need from one or more separate, healthy donor(s), possibly genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are customizable, fast, and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach, are expected to enable highly efficient and less costly manufacturing approaches to gene-engineered, cell-based therapy. In addition, our proprietary RTS® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

According to the American Cancer Society, it is estimated that about 1,688,780 new cases of cancer are expected to be diagnosed in 2017 and about 600,920 Americans are expected to die from cancer in 2017. The cost of treating cancer is significant. The Agency for Healthcare Research and Quality estimates that the direct medical cost of cancer in 2014 was $87.8 billion.

Cancer Treatments

Major treatments for cancer include surgery, radiotherapy, chemotherapy and immunotherapy. Newer approaches such as anti-angiogenic and targeted therapies are rapidly evolving. While there are many experimental treatments under investigation, including DNA and other immunological-based therapies, we believe the prevalence of cancer will remain a significant unmet medical need. Many therapies, including combination approaches, with different mechanisms of action may be needed to overcome tumor escape. In addition to monotherapy treatment in GBM, our approach to cancer treatment includes applying multiple modality and multi-delivery approaches that encompass viral and non-viral mechanisms, differentiating us from many other companies in the field of adoptive cellular therapy today.

Market Opportunities

Glioblastoma is an aggressive primary brain tumor affecting approximately 74,000 people worldwide each year. Recurrent glioblastoma is an aggressive cancer with one of the lowest 3-year survival rates, at 3%, among all cancers. For patients who have experienced multiple recurrences, the prognosis is particularly poor, with a median overall survival (OS) of 6-7 months, while OS in patients who have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately 3-5 months. Given the poor overall prognosis and lack of effective treatments, new therapeutic approaches for malignant gliomas are needed.

It is estimated that there are nearly 3,000,000 million women living in the United States with a history of invasive breast cancer, and an additional 226,870 women were diagnosed in 2012. Approximately 50% of women diagnosed with primary breast cancer will eventually relapse and develop metastatic or advanced disease. In addition, around 10% of patients present with metastatic disease at first diagnosis. The five year relative survival rate for women diagnosed with localized breast cancer is 98.6%; survival declines to 83.8% for regional stage and to 23.3% for distant stage. In addition to stage, factors that influence survival include tumor grade, hormone receptor status, and human epidermal growth factor receptor 2 (HER2) status.

According the Leukemia and Lymphoma Society, an estimated 1,237,824 people in the U.S. are living with, or are in remission from, leukemia, lymphoma, or myeloma. New diagnoses for such hematologic malignancies in the U.S. are expected to reach 171,500 people in 2016. These new diagnoses are expected to account for approximately 10% of the new cancer cases in the U.S. in 2016.

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

There were approximately 23,000 allogeneic HSCT procedures in the U.S. and Europe in 2013. Approximately 40% to 60% of HSCT recipients develop GvHD, either acute or chronic. Immunosuppressive agents and systemic steroids routinely used to treat GvHD have limited efficacy and toxicity; patients with steroid-resistant acute GvHD have a dismal prognosis, with mortality rates in excess of 90%, defining the need for safer, more effective therapies. New ways of treating and preventing GvHD have the potential to increase the market opportunity through (1) broadening of patient eligibility to receive allogeneic HSCT and (2) increasing the number of effective donor/recipient combinations.

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

More specifically, IL-12 is a potent immunostimulatory cytokine which activates and recruits dendritic cells that facilitate the cross-priming of tumor antigen-specific T cells. We have developed an adenoviral vector, Ad-RTS-IL-12, administered intra-tumorally under the control of the RheoSwitch Therapeutic System® (RTS®) expression platform. Gene expression and subsequent IL-12 protein production is tightly controlled by the activator ligand, veledimex.

Ad-RTS-IL-12 + veledimex for malignant glioma

We initiated a multi-center Phase 1 study in patients with recurrent or progressive GBM or Grade III malignant glioma, a form of brain cancer, in June 2015. We reported biologic data from this study in our presentation titled, “Intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma,” at the Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX. On February 24, 2016, we announced the successful completion of the initial dosing cohort and that the first patient had been dosed in the next succeeding cohort of the GBM study.

Our ongoing Phase 1, multi-center, dose-escalation study of the gene therapy candidate Ad-RTS-hIL-12 + orally administered veledimex in patients with recurrent or progressive GBM, was presented at the ASCO annual meeting in June 2016. Ad-RTS-hIL-12 + veledimex is a novel viral gene therapy candidate for the controlled expression of IL-12.

On June 27, 2016, we announced the successful completion of enrollment in the first and second dosing cohorts, as well as the initiation of enrollment in a third cohort of our ongoing multi-center Phase 1 study of Ad-RTS-hIL-12 + orally administered veledimex to treat recurrent or progressive glioblastoma (GBM) or grade III malignant glioma.

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

As of May 18, 2016, the date of data collection for the ASCO presentation, overall median follow-up was 6.2 months, with 10 of 11 patients alive. IL-12 in the bloodstream was measured and was found to be proportional to the amount of veledimex administered, demonstrating that this orally delivered activator crossed the blood brain barrier to turn on the RheoSwitch® technology in a dose-dependent manner.

It is increasingly recognized that the measurement of progression-free survival, or PFS, with immunotherapy may not correlate directly with overall survival, or OS. For purposes of the data that we presented at the ASCO annual meeting in 2016, all pseudoprogression/progression were assumed to trigger progressive disease for PFS analysis by Response Assessment for Neuro-Oncology, or RANO. However, clinical benefit, including long-term survival and tumor regression, can still occur after initial disease progression or after the appearance of new lesions in the Immunotherapy Response Assessment for Neuro-Oncology, or iRANO.

Overall, Ad-RTS-hIL-12 + veledimex was well tolerated, with a higher incidence of grade 3 or greater adverse events in the 40 mg cohort. All serious adverse events and Grade 3 related toxicities were rapidly reversible upon discontinuation of veledimex. The most common related adverse events included headache, nausea/vomiting, fever, white blood cell/leukocyte count decrease, platelet count decrease, liver function test increase and cytokine release syndrome. Five subjects had related serious adverse events. As of July 8, 2016, we received a report of one additional death occurring approximately 3.9 months after completing veledimex therapy and subsequently receiving additional salvage therapy. The death was unrelated to Ad-RTS-hIL-12 + veledimex.

On July 15, 2016, the Company issued a statement with regard to a third death that had been recently reported to us. In our statement, we announced that we were collecting and analyzing information concerning this death to determine appropriate and timely reporting to the FDA. The cause of death was an intracranial hemorrhage, which occurred sometime after the patient had been discharged from the treating center. We have determined that this is an isolated case, and there have been no other reported related instances of brain hemorrhage in any pervious cohort or prior studies with Ad-RTS-hIL-12 + veledimex. On July 19, 2016, we announced that the Safety Review Committee for the GBM trial concluded that this third patient death was unrelated to study drug. The GBM trial remained open to enrollment, and we have subsequently completed the 30 mg cohort. For patients who have experienced multiple recurrences of GBM, as the patients in our study have, prognoses are particularly poor. As of July 19, 2016, median follow-up in the first dose cohort from our study was 8 months, and the overall survival remains very encouraging in a population with an expected overall survival of 3 to 5 months for patients that have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy.

We presented further interim updates on the progress of the Phase 1 GBM study, including longer-term survival follow-up, at the SNO 21st Annual Scientific Meeting in November 2016, in a poster entitled, “Phase 1 study of intratumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex is well tolerated and suggests survival benefit in recurrent high grade glioma,” demonstrating median overall survival of 12.8 months, with 11 of 17 patients alive. Survival rates at 6, 9, and 12 months for patients with multiple recurrences prior to administration of Ad-RTS-hIL-12 were 100%, 86% and 71%, respectively, in the 20 mg cohort, and 87%, 65% and 54%, respectively, for all subjects. In addition, a nonclinical poster was also presented at SNO in November entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma”. We intend to initiate a pediatric brain tumor study in the first half of 2017.

At the 35th Annual J.P. Morgan Healthcare Conference on January 11, 2017,we presented further Phase 1 GBM study data. Based on tolerability and survival benefit (median OS=12.7 months, n=15), 20 mg was selected for an expansion cohort, and we are following patients’ overall survival data. Ad-RTS-hIL-12 + veledimex was well tolerated and suggests a survival benefit over historical controls at 6, 9, and 12 months (median OS=9.6 months, n=25). Toxicities were tolerable, predictable and reversible upon discontinuing veledimex. There is a strong positive correlation between veledimex dose, blood-brain barrier penetration, and IL-12 production. These data demonstrate that the RTS® gene switch works in humans, toggling not only as a switch to turn on and off the production of IL-12, but also as a rheostat to control the level of IL-12.

The Company is making significant advances, including progress toward finalizing a registration path for Ad-RTS-hIL-12 + veledimex for recurrent glioblastoma. The Company is assessing several paths for the pivotal trial, including a single-arm study of Ad-RTS-hIL-12 + veledimex compared to historical controls. Initial discussions with regulators have been encouraging, and we look forward to moving Ad-RTS-hIL-12 + veledimex into a pivotal study as quickly as possible this year. Details of the pivotal Phase 3 trial will be made available following completion of discussions with regulators and clinical advisors. With a commercialization path in view, we are evaluating partnership opportunities for Ad-RTS-hIL-12 + veledimex to understand the breadth of options available to ZIOPHARM for bringing this important therapeutic candidate to patients.

We continue to see encouraging outcomes in our Phase 1, multi-center study of Ad-RTS-hIL-12 + veledimex in patients with recurrent high-grade gliomas and plan to share updated results from its Phase 1, multicenter, dose-escalation study of Ad-RTS-hIL-12 + veledimex in patients with recurrent or progressive glioblastoma at the ASCO Annual Meeting on June 5, 2017.

We reported preclinical data on combining Ad-RTS-IL-12 + veledimex with iCPI at ASGCT May 6, 2016. The combination of controlled expression of IL-12 with multiple immune checkpoint inhibitors in a GBM mice model showed superior results than either treatment alone, with a combination with anti-PD1 demonstrating 100% survival. These data provide a strong scientific rationale for evaluating this combination in human GBM; the Company plans to initiate a combination study in the first half of 2017 in recurrent GBM. Based on presented pre-clinical data in a pontine mouse of Ad-RTS-IL-12 + veledimex at SNO November 2016, the Company plans to initiate a Phase 1 in the treatment of brain tumors in children in the first half of 2017.

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

Ad-RTS-IL-12 + veledimex for metastatic breast cancer

On April 27, 2015, we announced the initiation of a Phase 1b/2 study of Ad-RTS-hIL-12 + veledimex following standard chemotherapy for the treatment of patients with locally advanced or metastatic breast cancer. The study was conducted at the Memorial Sloan Kettering Cancer Center in New York and evaluated improving the patient’s response at 12 weeks. A poster presentation of this study titled, “Phase 1b/2 study of intra-tumoral Ad-RTS-hIL-12 + veledimex in patients with chemotherapy-responsive locally advanced or metastatic breast cancer,” was presented at the San Antonio Breast Cancer Symposium, in San Antonio, Texas in December 2015. We also presented updated information on the study at the 2016 ASCO meeting in June 2016.

We presented an update of the study at the European Society for Medical Oncology (ESMO) Congress in October 2016 in Copenhagen, Denmark. As of August 30, 2016, a total of nine patients were available for initial assessment. Results showed that Ad-RTS-hIL-12 + 7 days of veledimex consistently elicited production of IL-12, which in turn produced IFNg. It was notable that the intratumoral influx of CD8+ T cells and IFNg were present six weeks after completion of veledimex, consistent with the ability of Ad-RTS-hIL-12 to favorably impact the tumor environment over the long term. In two patients, Ad-RTS-hIL-12 + veledimex provided a meaningful drug holiday, with durable responses for 18 and 35 weeks. In all patients, disease control rate (DCR) was 44% at Week 6 and 22% at Week 12. Overall response rate (ORR), defined as achieving a partial response (PR) or better, was 11% at Week 12. Most toxicities promptly reversed upon discontinuation of veledimex, including cytokine release syndrome (grade 1-2 CRS), observed in six of nine patients. The higher than expected incidence of CRS was likely related to CYP-3A4 drug interactions with veledimex (80 mg), which resulted in enhanced peak cytokine expression. The Company announced at JP Morgan on January 11, 2017 that we are pausing the breast cancer study after successful completion of the desired biomarker data.

CAR, NK and TCR cells

We are actively pursuing viral and non-viral genetic engineering technologies and approaches to cell propagation to develop novel CAR+ T, NK and TCR therapies. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS modules and/or kill switches, represents a differentiated approach to genetically modified T cells and other immune cells, such as NK cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation, non-viral and viral adoptive cellular therapies based on specialized cytokines, CARs and TCRs targeting both hematologic malignancies and solid tumors.The ability to genetically modify immune cells using non-viral and viral-based technologies enables us to express other genes in addition to immunoreceptors (CARs and TCRs) to redirect specificity.

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high-throughput approach to evaluate the genetically modified immune cells in oncology. In addition, we can rapidly assemble CARs and TCRs to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR and TCR molecules are evaluated based on measurements of T cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase employed by Sleeping Beauty improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on bio-engineered activating and propagating cells (AaPC) may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus yield CAR-expressing T cells suitable for human applications. The Company is evaluating whether co-culture on AaPC will be needed in all human applications of CAR- and TCR-modified T cells; elimination of co-culture on AaPC is contemplated in our technology referred to as “point-of-care”. The time in culture with or without AaPC may be shortened to manufacture T cells within days of gene transfer by electroporation. Associated preclinical data were presented at both the May 2016 ASGCT meeting and the December 2016 annual meeting of ASH. In the preclinical setting, the time to administration of third-generation Sleeping Beauty CAR+ T-cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days through elimination of the need for in vitro T cell activation and propagation. The combination of the Sleeping Beauty system to achieve non-viral gene transfer of CAR and mbIL15 in rapidly-manufactured T cells underlies our point-of-care approach to manufacturing. The addition of mbIL15 described above in preclinical modeling endows CAR-expressing “younger” T cells with an ability to be long-lived after infusion. The Company expects to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with RheoSwitch Therapeutic System® (RTS®) and/or kill switches. The IL-12 data arising from the brain cancer trial with Ad-RTS-hIL-12 + v firmly establishes that the RTS® works as a switch in humans. By combining the most clinically advanced non-viral gene integration platform, Sleeping Beauty, and transcriptional switch system, RTS®, we will use our point-of-care approach to significantly shorten the time to manufacture T cells and tailor expression of introduced genes after infusion using veledimex. This approach will address two major issues with CAR-based therapies, namely the cost of therapy and control of T cells. Using this unique set of genetic engineering tools, the Company can employ a broad immunotherapy approach against cancers.

CAR

Through the MD Anderson License, the Company was able to enter the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results from which were published in the Journal of Clinical Investigation, August 2016 edition.

We are currently enrolling an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL received CD19-specific CAR+ T cells produced with a 3-week manufacturing process and achieved a complete remission with normalization of PET/CT tumor imaging lasting approximately 6 months. Steps were taken in 2016 to further decrease the T cell culture time in the manufacturing process, which advances our efforts to address the challenges of cost and manufacturing time associated with these therapies. Preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately 2 weeks versus 4 weeks for the previous first-generation CAR+ T process) were presented at the 2016 annual meeting of American Society of Gene & Cell Therapy (ASGCT). The second-generation CD19 trial underway is now employing a shortened manufacturing process advancement, with processing times as short as 2 weeks. On January 31, 2017, the Company announced that a patient with triple-hit NHL treated in January 2017 was the first to receive Sleeping Beauty-modified CD19-specific CAR+ T cells with the manufacturing time reduced to 2 weeks.

In the preclinical setting, the time to administration of third-generation Sleeping Beauty CAR+ T cells co-expressing a membrane-bound version of IL-15 (mbIL15) has been reduced to less than two days. This shortened process, referred to as point-of-care, delivers genetically modified T cells with superior proliferative potential. Data presented at the 58th American Society of Hematology (ASH) Annual Meeting in December 2016, supported by an earlier publication in the Proceedings of the National Academy of Sciences (2016 Nov 29;113(48):E7788-E7797), revealed that: Third generation Sleeping Beauty CAR+ T cells demonstrated that a single low-dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and preclinical data support the Company’s point-of-care (P-O-C) plans to rapidly infuse Sleeping Beauty CAR+ T cells in a Phase 1 trial. With the intent to administer clinical-grade Sleeping Beauty CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods. The point-of-care technology is based on the non-viral gene transfer to stably integrate both CAR and mbIL15. The expression of mbIL15 under the control of RTS® is expected to enable us to regulate persistence of infused T cells using veledimex. Furthermore, the delivery of mbIL15 on the CAR+ T cells may remove the need for lymphodepletion. Published studies have demonstrated that lymphodeletion “frees up” the recipient’s endogenous IL-15 and that elevated levels of IL-15 correlate with the ability of infused CD19-specific CAR+ T cells to achieve a complete response in patients with advanced B-cell malignancies.

On July 12, 2016, we announced that, after receiving feedback from the U.S. National Institutes of Health Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, we anticipated progressing plans for a Phase I adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies, presented at the 2016 annual meeting of ASH, demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML showed that these CAR-T cells were able to eliminate disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicated biological activity and are suggestive of potential therapeutic effect for the treatment of AML. We plan to initiate this Phase 1 clinical trial at MD Anderson in 2017. The anticipated clinical data will help establish that CD33 can be targeted by CAR on genetically modified T cells which which will provide a foundation for considering then advancing this program under point-of-care.

NK Cell

In addition to T cells, we are pursuing NK-cell therapies for the treatment of cancers. NK cells may have advantages over T-cell therapies in that killing is independent of a known target antigen. The lack of expression of endogenous TCR, in the setting of third-party cells, avoids the need to genetically edit the underlying genes to avoid graft-versus-host-disease. This makes NK cells a candidate for OTS therapy which we will help establish in the upcoming clinical trial. We are implementing this approach based on our technology to activate and grow up large numbers of primary NK cells from one or more “universal” donor(s) using specialized genetically engineered feeder cells. Thus, one donor’s primary NK cells can be pre-prepared in advance of multiple recipients’ needs and then infued on demand, rather than when the NK cells are available. Initially, the OTS NK cells will be tested in elderly patients with AML who are not candidates for standard intensive chemotherapy, in a clinical trial at MD Anderson, which we expect to initiate in 2017.

Discovery programs are also underway to explore genetic modification of NK cells for increased tumor-killing and NK-cell persistence. We expect to advance these and other exploratory NK-cell programs in preclinical studies in 2017.

TCR

Many of these genetic engineering technologies can also be applied toward targeting intracellular antigens with one or more TCRs. This approach is particularly important for addressing the complexity of solid tumors. We believe that the Sleeping Beauty non-viral platform is ideally suited for targeting intracellular antigens by TCR as it may be more cost-effective, should allow for rapid manufacturing and is expected to be customizable for individual patient therapies with the ability to include multiple TCRs in a single therapy. We are pursuing discovery programs in TCR therapies for neoantigen targets. The development of an approach to create a truly personalized therapy for each cancer patient based on his/her neoantigens is a strategic goal of our Company. In addition, on January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the SB) transposon/transposase system to express T cell receptors (TCRs) for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

GvHD Program

GvHD may occur after a bone marrow or stem cell transplant in which someone receives bone marrow tissue or cells from a donor. The new, transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body. We, together with Intrexon, are initiating a research program focused on addressing the underlying pathologies of GvHD through its engineered cell platforms. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T-cell-expressing, membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express cytokines such as interleukin-2 to modulate immune function. We believe these strategies have the potential to broaden the number of patients eligible to receive allogeneic HSCT and also increase the number of effective donor/recipient combinations.

Milestones

We achieved and expect to achieve the following milestones in 2017:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Updated clinical data from Phase 1 of Ad-RTS-hIL-12 + veledimex for recurrent GBM to be presented at ASCO

•	Initiate pivotal clinical trial for recurrent GBM

•	Initiate combination study of Ad-RTS-hIL-12 + veledimex with iCPI (anti-PD-1) for recurrent GBM during the first half

•	Initiate Phase 1 study in the treatment of brain tumors in children during the first half

•	CAR+ T programs:

•	Continue CD19-specific CAR+ T second-generation clinical study, enrolling patients under shortened manufacturing

•	Advance CD19 3rd Gen mbIL15 towards a Phase 1 clinical study evaluating point-of-care

•	Initiate a CD33-specific CAR+ T clinical study in adults and children for relapsed or refractory AML

•	Advance CAR+ T-cell preclinical studies for at least one hematological malignancy under a shortened manufacturing process towards point-of-care

•	TCR programs

•	Execute CRADA with NCI utilizing Sleeping Beauty to generate T cells targeting neoantigens for treatment of patients with solid tumor malignancies

•	Advance development of process for delivering personalized gene-modified T-cell products against neoantigens

•	NK cell programs

•	Initiate a Phase 1 study of OTS NK cells for elderly patients with AML not eligible for standard intensive chemotherapy

•	GvHD programs

•	Advance preclinical studies

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

Small-molecule program

In addition to our immuno-oncology programs, we maintain certain rights to a small-molecule program, darinaparsin, which we are no longer developing directly. We entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014, granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to us which was subsequently paid to MD Anderson under the terms of the MD Anderson License.

Financial Overview

Overview of Results of Operations

Three Months Ended March 31, 2017 Compared to three Months Ended March 31, 2016

Revenue. Revenue during the three months ended March 31, 2017 and 2016 was as follows:

	Three months ended March 31,
	2017	2016	Change
($ in thousands)
Collaboration revenue	$1,597	$1,969	$(372)	-19%

Revenue for the three months ended March 31, 2017 decreased, compared to revenue for the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, we recognized $1.6 million in revenue under the Ares Trading Agreement (Note 5, Commitments and Contingencies). During the three months ended March 31, 2016, we recognized $272 thousand in revenue as part of normal amortization of a $5.0 million upfront payment received in March 2011 under the Solasia agreement (Note 5, Commitments and Contingencies). The $5.0 million upfront payment received in March 2011 was amortized over the period of our research and development effort, which was completed in March 2016. Additionally, during the three months ended March 31, 2016, we recognized $100 thousand from the license and collaboration agreement we entered into with Predictive for Palifosfamide in 2015. The revenue recognized under both the Solasia and Predictive agreements was fully recognized in 2016.

Deferred revenue of $46.3 million is comprised entirely of revenue to be recognized under the Ares Trading Agreement which will be earned over the period of effort, estimated to be nine years.

Research and development expenses. Research and development expenses during the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016	Change
($ in thousands)
Research and development	$11,967	$10,199	$1,768	17%

Research and development expenses for the three months ended March 31, 2017 increased by $1.8 million, as compared to the three months ended March 31, 2016. The increase in research and development expenses for the three months ended March 31, 2017 is primarily due to an increase of $0.7 million related to gene therapy programs to support our ongoing glioblastoma trials and an increase of $0.6 million related to our CRADA entered into on January 2017 with the National Cancer Institute, and an increase of approximately $0.8 million in salary, employee related, and stock compensation charges in connection with increased headcount to support our research and development efforts. The increases in our research and development costs were offset by a $0.4 million decrease in small molecule programs that the Company is no longer pursuing.

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

For the three months ended March 31, 2017, our clinical stage projects included a Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; and an investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies. The expenses incurred by us to third parties for our Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $0.4 million for the three months ended March 31, 2017, and $2.7 million from the project’s inception in June 2015 through March 31, 2017. The expenses incurred by us to third parties for our Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer were $17 thousand for the three months ended March 31, 2017, and $0.6 million from the project’s inception in April 2015 through March 31, 2017. The expenses incurred by us to third parties for our investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.8 million for the three months ended March 31, 2017 and $1.8 million from the project’s inception in December 2015 through March 31, 2017.

Our future research and development expenses in support of our current and future programs will be subject to numerous uncertainties in timing and cost to completion. We test potential products in numerous preclinical studies for safety, toxicology and efficacy. We may conduct multiple clinical trials for each product. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products to focus our resources on more promising products or indications. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product. It is not unusual for preclinical and clinical development of each of these types of products to require the expenditure of substantial resources.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016	Change
($ in thousands)
General and administrative	$3,595	$3,810	$(215)	-6%

General and administrative expenses for the three months ended March 31, 2017 decreased by $0.2 million, as compared to the three months ended March 31, 2016. The decrease for the three months ended March 31, 2017 was primarily due to a $0.1 million decrease in stock compensation and employee related expenses incurred in the year. Additionally, contracted outside service expenses and other operating expense costs decreased by $0.1 million in comparison to the three months ended March 31, 2016.

Other income (expense). Other income (expense) for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016	Change
($ in thousands)
Other income (expense), net	$38	$21	$17	81%
Change in derivative value	(1,560)	—	(1,560)	100%

Total	$(1,522)	$21

The increase in other expense for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due primarily to interest received on our cash balance. The change in derivative liabilities was not applicable in the quarter ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $66.4 million in cash and cash equivalents, compared to $81.1 million in cash and cash equivalents as of December 31, 2016. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations through the fourth quarter of 2017, and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included in the Form 10-K.

Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic biology immuno-oncology are greater than the corresponding costs associated with clinical trials for small-molecule candidates.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
($ in thousands)
Net cash provided by (used in):
Operating activities	$(14,277)	$(16,079)
Investing activities	(358)	(157)
Financing activities	29	365

Net increase (decrease) in cash and cash equivalents	$(14,606)	$(15,871)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•	Non-cash operating items such as depreciation and amortization, stock-based compensation and common and preferred stock issued in exchange for license agreements;

•	Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the fair value of our derivative liabilities.

Net cash used in operating activities for the three months ended March 31, 2017 was $14.3 million, as compared to net cash used in operating activities of $16.1 million for the three months ended March 31, 2016. The net cash used in operating activities for the three months ended March 31, 2017 as was primarily due to our net loss of $15.5 million, offset by the change in prepaid expenses of $2.4 million, and change in accrued expenses and other liabilities of $19 thousand. The net cash used in operating activities for the three months ended March 31, 2016 as was primarily due to our net loss of $12.0 million, offset by the change in prepaid expenses of $3.1 million and change in accrued expenses and other liabilities of $2.5 million.

Net cash used in investing activities was $358 thousand for the three months ended March 31, 2017 compared to $157 thousand for the three months ended March 31, 2016. The change was due to an increase in offsite equipment purchased to support our CAR programs at MD Anderson incurred during the three months ended March 31, 2017.

Net cash used in financing activities was $29 thousand for the three months ended March 31, 2017 compared to $365 thousand provided by financing activities for the three months ended March 31, 2016. The $336 thousand decrease in cash provided by financing activities is primarily attributable to fewer stock option exercised in the current year.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2017, our accumulated deficit was approximately $673.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of March 31, 2017 was $75.3 million, consisting of $92.8 million in current assets and $17.5 million in current liabilities. Working capital as of December 31, 2016 was $89.1 million, consisting of $104.9 million in current assets and $15.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$3,913	$1,189	$1,700	$1,024	$—
CRADAs	6,875	2,500	4,375	—	—
Royalty and license fees	15,250	15,250	—	—	—

Total	$26,038	$18,939	$6,075	$1,024	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Our commitments for royalty and license fees relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin. The remaining contract installment payments to Baxter are comprised of a $250 thousand payment on November 3,2017. Included in the above table are obligations for the subleased portion of our New York office (see Note 5, Commitments and Contingencies). We expect to receive a total of $334 thousand in the next year and $195 thousand in the next 2-3 years from our subtenants in the New York office.

On January 13, 2015, we entered into the MD Anderson License as detailed in Note 5, Commitments and Contingencies. The agreement includes minimum quarterly payments of $3.8 million included in the above table within “Royalty and License Fees.” Our obligations related to this agreement are payments of $15.0 million in the column “Less than 1 Year.”

Off-balance sheet arrangements

During the three months ended March 31, 2017 and 2016, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2017.

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

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities from time to time. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management attention and resources and other factors.

As of March 31, 2017, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from Intrexon, pursuant to the Channel Agreement and GvHD Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T cells, NK cells, CARs and TCRs, possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified and/or unmodified T-cell and NK-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T cells or NK cells ex vivo and infusing the T cells or NK cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	addressing any competing technological and market developments;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products;

•	maintaining and defending the intellectual property rights relating to any products we develop; and

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors, such as developing T-cell and/or NK-cell therapies.

We cannot be sure that immunotherapy technologies that we intend to develop in partnership with MD Anderson and Intrexon will yield satisfactory products that are safe and effective, scalable, or profitable. Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide therapy is too complex to adopt without appropriate training and may choose not to administer therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

We cannot assure you that we will be able to successfully address these challenges, which could prevent us from achieving our research, development and commercialization goals.

*Our current product candidates are based on novel technologies and are supported by limited clinical data and we cannot assure you that our current and planned clinical trials will produce data that supports regulatory approval of one or more of these product candidates.

Our Channel Agreement and GvHD Agreement with Intrexon described the terms of our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutics, with Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons.

Similarly, our genetically modified and/or non-modified T cell and/or NK cell product candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, not by us. We plan to assume control of the overall clinical and regulatory development of our T-cell and NK-cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new investigational new drug applications, or INDs, or in filing INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business. Further, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by MD Anderson or other entities, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates.

In addition, the results of the limited clinical trials conducted by us, Intrexon and MD Anderson to date may not be replicated in future clinical trials. Our Ad-RTS-IL-12 + veledimex and genetically modified and non-modified T-cell and NK-cell product candidates, as well as other product candidates, may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our Ad-RTS-IL-12 + veledimex and genetically modified and non-modified T cell and NK-cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

If we cannot compete successfully for market share against other biopharmaceutical companies, we may not achieve sufficient product revenues and our business will suffer.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T cells and NK cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T cells and NK cells faces significant competition in the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird bio/Celgene/Baylor College of Medicine, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children’s Research Institute, Cellectis/Pfizer, Adaptimmune/GSK, Celgene, NantKwest, Gritstone, Neon, BioNTech, and Advaxis. We also face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. In addition, our gene therapy, immuno-oncology products such as Ad-RTS-IL-12 + veledimex face competition from VBL Therapeutics, Immunocellular Therapeutics, Merck, Genentech, Bristol-Myers, Arbor Pharmaceuticals, Tocagen, OncoSec and Insys Therapeutics. Even if we obtain regulatory approval of potential products, we may not be the first to market and that may affect the price or demand for our potential products. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2017, we had a net loss of $15.5 million, and, as of March 31, 2017, we have incurred approximately $673.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement or GvHD Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure;

•	hire additional personnel;

•	begin to advance candidates pursuant to the MD Anderson License; and

•	commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License.

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

As of March 31, 2017, we have approximately $66.4 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations through the fourth quarter of 2017, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2017, we have incurred approximately $673.6 million of accumulated deficit and had approximately $66.4 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations through the fourth quarter of 2017. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement and GvHD Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and any additional product candidates we pursue will increase the level of our overall research and development expenses significantly going forward.

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

See also “Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of our Product Candidates— Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit an MMA or BLA, to the EMA or FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.”

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

*We will incur additional expenses in connection with our Channel Agreement and GvHD Agreement with Intrexon Corporation.

The immuno-oncology platform, in which we have acquired rights for cancer indications and for the development of therapeutic approaches for GvHD from Intrexon, includes two existing product candidates. Upon entry into the Channel Agreement and GvHD Agreement with Intrexon, we assumed responsibility for the clinical development of these product candidates, and our cell therapy programs, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small-molecule candidates. In addition to increased research and development costs, we may need to add headcount to support our Channel Agreement and GvHD Agreement endeavors, which would add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources take into account our plans to develop the Intrexon products, the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

Failing to pay any dividends on our Series 1 preferred stock issued to Intrexon may have adverse consequences.

In June 2016, we amended our Channel Agreement and GvHD Agreement with Intrexon in order to, among other things, reduce the royalty rate on operating profits payable by us to Intrexon from 50% to 20%. In consideration for these amendments, we issued to Intrexon shares of our Series 1 preferred stock, $0.001 par value per share, or Series 1 preferred stock, which include, among other things, a monthly dividend of 1% payable in additional shares of Series 1 preferred stock. If we fail to pay such dividends when due, it would affect our eligibility to file Registration Statements on Form S-3 and our status as a “well-known seasoned issuer,” which may increase the expense and time associated with both the filing and effectiveness of future registration statements and the consummation of future financing transactions or other offerings of our securities.

*Our common stockholders may experience additional dilution as a result of the Series 1 preferred stock issued to Intrexon.

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the three months ended March 31, 2017, we issued an aggregate of 3,216 shares, as dividends, of our Series 1 preferred stock to Intrexon, the holder of all the outstanding shares of our Series 1 preferred stock representing monthly dividends due from January 1, 2017 through March 31, 2017. For the year ended December 31, 2016, we issued an aggregate of 6,184 shares, as dividends, of our Series 1 preferred stock representing monthly dividends due from June 30, 2016 through December 31, 2016. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20-day volume-weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20-day volume-weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

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

Our obligation to pay 20% of net profits or revenue and 50% of sublicensing revenue or royalties with respect to these “retained” products will survive termination of the Channel Agreement, as described further in Note 5 to our financial statements (Commitments and Contingencies), as well as additional disclosures in our Annual Report on Form 10-K under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs.

There can be no assurance that we will be able to successfully perform under the Channel Agreement and if the Channel Agreement is terminated it may prevent us from achieving our business objectives.

The technology on which our Channel Agreements with Intrexon Corporation are based in part on early stage technology in the field of human oncologic and autoimmune therapeutics.

Our Channel Agreements with Intrexon contemplate our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The synthetic immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer and breast cancer. Although we plan to leverage Intrexon’s synthetic immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

We will incur additional expenses in connection with our Channel Agreements with Intrexon Corporation.

The synthetic immuno-oncology platform, in which we have acquired rights for cancer indications and for the development of therapeutic approaches for GvHD from Intrexon, includes two existing product candidates. Upon entry into the Channel Agreements with Intrexon, we assumed responsibility for the clinical development of these product candidates, which we expect will increase the level of our overall research and development expenses significantly going forward. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for synthetic immuno-oncology products are greater than the corresponding costs associated with clinical trials for small molecule candidates. In addition to increased research and development costs, prior to the adoption of our April 2013 workforce reduction plan, we added headcount in part to support our Channel Agreement endeavors, and we may need to do so again in the future which would add to our general and administrative expenses going forward.

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

Under the Channel Agreement, we use Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12+ veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the Cancer Program. The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we refer to collectively as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent. Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products.

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

We cannot predict the full impact of the ACA, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. Further, since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Most recently, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the ACA. However, consensus over the scope of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain. Congress could consider other legislation to repeal or replace certain elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. We cannot predict the full impact of the ACA on companies in the pharmaceutical industry, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred.

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

*Our synthetic immuno-oncology product candidates may face competition in the future from biosimilars.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Patient Protection and ACA, an abbreviated pathway for the approval of follow-on biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” with an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period as previously proposed by President Obama, potentially creating the opportunity for generic competition sooner than anticipated. Further, this data exclusivity does not prevent another company from developing a product that is highly similar to the original branded product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

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

As of March 31, 2017, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 21.1% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended March 31, 2017, we issued an aggregate of 3,216 shares of Series 1 preferred stock to Intrexon Corporation, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from January 1, 2017 through March 31, 2017. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ZIOPHARM ONCOLOGY, INC.

By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2017

By:	/s/ Kevin G. Lafond
Kevin G. Lafond Senior Vice President - Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 1, 2017

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