Form 10-Q
period 2017-06-30
ZIOPHARM ONCOLOGY INC
filed 2017-07-31
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 24, 2017, was 141,962,789 shares.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$97,194	$81,053
Receivables	44	21
Prepaid expenses and other current assets	27,892	23,810

Total current assets	125,130	104,884
Property and equipment, net	1,062	843
Deposits	128	128
Other non-current assets	493	493

Total assets	$126,813	$106,348

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81	$156
Accrued expenses	9,354	9,109
Deferred revenue - current portion	6,389	6,389
Deferred rent - current portion	164	155

Total current liabilities	15,988	15,809
Deferred revenue, net of current portion	38,333	41,528
Deferred rent, net of current portion	52	126
Derivative liabilities	2,480	862

Total liabilities	56,853	58,325

Commitments and contingencies (Note 6)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 112,713 and 106,184 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; liquidation value of $135.3 million and $127.4 million at June 30, 2017 and December 31, 2016, respectively	134,234	125,321
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 141,962,789 and 132,376,670 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	142	132
Additional paid-in capital - common stock	622,052	580,567
Accumulated deficit	(686,468)	(657,997)

Total stockholders’ deficit	(64,274)	(77,298)

Total liabilities and stockholders’ deficit	$126,813	$106,348

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue	$1,597	$1,697	$3,194	$3,666

Operating expenses:
Research and development	10,831	129,228	22,798	139,427
General and administrative	3,780	3,711	7,375	7,521

Total operating expenses	14,611	132,939	30,173	146,948

Loss from operations	(13,014)	(131,242)	(26,979)	(143,282)
Other income (expense), net	86	42	124	63
Change in fair value of derivative liabilities	66	—	(1,494)	—

Net loss	$(12,862)	$(131,200)	$(28,349)	$(143,219)
Preferred stock dividends	$(4,865)	$—	$(9,036)	$—

Net loss applicable to common stockholders	$(17,727)	$(131,200)	$(37,385)	$(143,219)

Basic and diluted net loss per share	$(0.13)	$(1.01)	$(0.28)	$(1.10)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	135,630,210	130,385,077	133,176,934	130,271,806

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2017

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	106,184	$125,321	132,376,670	$132	$580,567	$(657,997)	$(77,298)
Cumulative effect adjustment (Note 3)					122	(122)	—
Exercise of employee stock options	—	—	26,047	1	98	—	99
Stock-based compensation	—	—	—	—	4,082	—	4,082
Restricted stock buy-back at vesting to cover taxes	—	—	(148,666)	(1)	(1,041)	—	(1,042)
Issuance of common stock net of commissions and expenses of $2.7 million	—	—	9,708,738	10	47,260	—	47,270
Preferred stock dividends	6,529	8,913	—	—	(9,036)	—	(9,036)
Net loss	—	—	—	—	—	(28,349)	(28,349)

Balance at June 30, 2017	112,713	$134,234	141,962,789	$142	$622,052	$(686,468)	$(64,274)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(28,349)	$(143,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	155
Stock-based compensation	4,082	4,075
Preferred stock issued in exchange for a license agreement	—	119,045
Change in fair value of derivative liabilities	1,494	—
Issuance of common stock in a license agreement	—	87
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(23)	431
Prepaid expenses and other current assets	(4,083)	(6,332)
Other noncurrent assets	—	1
Increase (decrease) in:
Accounts payable	(75)	23
Accrued expenses	246	(1,513)
Deferred revenue	(3,194)	(3,666)
Deferred rent	(65)	(239)

Net cash used in operating activities	(29,800)	(31,152)

Cash flows from investing activities:
Purchases of property and equipment	(385)	(257)

Net cash used in investing activities	(385)	(257)

Cash flows from financing activities:
Proceeds from exercise of stock options	98	551
Repurchase of restricted common stock	(1,042)	(853)
Repurchase of common stock	—	(2)
Proceeds from issuance of common stock, net of commissions and expenses of $2.7 million	47,270	—

Net cash provided by (used in) financing activities	46,326	(304)

Net decrease in cash and cash equivalents	16,141	(31,713)
Cash and cash equivalents, beginning of period	81,053	140,717

Cash and cash equivalents, end of period	$97,194	$109,004

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Series 1 preferred stock issued as consideration for a license agreement	$—	$119,045

Payment of Series 1 preferred stock dividends in preferred stock	$9,036	$—

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that its losses will continue for the foreseeable future. As of June 30, 2017, the Company has approximately $97.2 million of cash and cash equivalents. Given its development plans, the Company’s anticipates cash resources will be sufficient to fund its operations into the fourth quarter of 2018 and the Company has no committed sources of additional capital at this time. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those currently planned because of changes in the Company’s business strategy and direction of its research and development efforts, competitive and technical advances, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product candidate development.

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

The results disclosed in the statements of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Financings

On May 11, 2017, the Company sold in an underwritten public offering an aggregate of 9,708,738 shares of its common stock. The price to the public in the offering was $5.15 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $4.893 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $47.3 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K. There have been no material changes in those policies since the filing of its Form 10-K.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Summary of Significant Accounting Policies – (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. This guidance will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$93,291	$93,291	$—	$—

Liabilities:
Derivative liabilities	$(2,480)	$—	$—	$(2,480)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$77,120	$77,120	$—	$—

Liabilities:
Derivative liabilities	$(862)	$—	$—	$(862)

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

As discussed further in Notes 6 and 9, the Company issued Intrexon Corporation, or Intrexon, 100,000 shares of the Company’s Series 1 preferred stock, a new class of preferred stock authorized by the Company’s board of directors, in consideration of the parties entering into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, amending their existing Exclusive Channel Partner Agreement, effective January 6, 2011 and as amended to date, which the Company refers to as the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending their existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement.

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

The Company’s Level 3 financial liabilities consist of a conversion option and a redemption feature associated with the Company’s Series 1 preferred stock issued to Intrexon that has been bifurcated from the Series 1 preferred stock and are accounted for as derivative liabilities at fair value. The preferred stock derivative liabilities were valued using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. See Note 6 for additional disclosures on the 2016 ECP Amendment and 2016 GvHD Amendments and Note 9 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at June 30, 2017 and 2016 consisted of the following:

	June 30,
	2017	2016
Stock options	3,537,835	3,438,103
Unvested restricted stock	1,330,492	1,236,388
Preferred stock	23,289,258	—

	28,157,585	4,674,491

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Net Loss per Share – (continued)

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a ZIOPHARM Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, Ares Trading, S.A. and the Company, is publicly announced. Assuming a conversion event date of June 30, 2017, the Series 1 preferred stock would convert into 23,289,258 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over the previous 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 6 and Note 9 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of June 30, 2017 and December 31, 2016. The lease for office space in New York, NY expires in October 2018.

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

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the Company’s Boston office space to incorporate all three lease agreements under the same master agreement, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of June 30, 2017, and December 31, 2016, a total security deposit of $128 thousand is included in deposits on the balance sheet.

Total rent expense was approximately $367 thousand and $122 thousand for the six months ended June 30, 2017 and 2016, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at June 30, 2017 and December 31, 2016 of $216 thousand ($164 thousand current and $52 thousand long-term) and $281 thousand ($155 thousand current and $126 thousand long-term), respectively, which is recorded in deferred rent on the balance sheets.

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

The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which are collectively referred to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense these rights without Intrexon’s written consent.

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

6. Commitments and Contingencies (Continued)

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

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (Note 9).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor, or CAR, T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T-cell receptors, or TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

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

On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of the Company’s common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock, in each case based on a trailing 20-day volume-weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the execution of the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on January 14, 2015. The Incentive Shares were issued to MD Anderson on March 11, 2015, pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.

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

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the six months ended June 30, 2017, the Company made payments in the aggregate amount of $6.2 million to MD Anderson compared to $7.5 million during the six months ended June 30, 2016. The decrease in cash paid to MD Anderson during 2017 is a result of approved expenditures incurred by the Company being deducted from the April 2017 payment. As of June 30, 2017, MD Anderson had used $5.2 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $27.3 million is included in other current assets at June 30, 2017.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

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

The Company determined that the rights acquired in the MD Anderson License represented in process research and development with no alternative future use. Accordingly, the Company recorded a charge of $67.3 million to research and development expense in 2015, representing the fair value of the 11,722,163 shares of its common stock on the date the MD Anderson License was executed.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Intrexon is entitled to receive $5.0 million payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company is responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three and six months ended June 30, 2017, the Company has expensed $276 thousand under the Ares Trading Agreement.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which the Company received from Intrexon in July 2015.

The Ares Trading Agreement provides for up to $60.0 million in development milestone payments, up to $148.0 million in regulatory milestone payments and up to $205.0 million in commercial milestone payments for each product candidate. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration, or the FDA, or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The Ares Trading Agreement also provides for up to $50.0 million of one-time payments upon the achievement of certain technical milestones evidenced by the initiation of a defined phase of clinical research. All development, regulatory and technical milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The next potential milestone payment that Intrexon could be entitled to receive under the Ares Trading Agreement is a $15.0 million substantive milestone for the initiation of a Phase 1 clinical trial. In addition, to the extent any of the product candidates licensed by Ares Trading are commercialized, Intrexon would be entitled to receive royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. Intrexon will pay 50% of all milestone and royalty payments that it receives under the Ares Trading Agreement to the Company pursuant to the ECP Amendment.

The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be 9 years, beginning with the commencement of the research and development services. During the three and six months ended June 30, 2017 and 2016, the Company recognized $1.6 million, each quarter, of revenue related to the Ares Trading Agreement. As of June 30, 2017, the remaining balance of deferred revenue associated with the upfront payment is $44.7 million, of which $6.4 million is current and $38.3 million is classified as long-term. As of December 31, 2016, the remaining balance of deferred revenue associated with the upfront payment was $47.9 million, of which $6.4 million was current and $41.5 million was classified as long term.

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

6. Commitments and Contingencies (Continued)

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

6. Commitments and Contingencies (Continued)

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. One remaining royalty payment of $250 thousand is due in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the six months ended June 30, 2017 and 2016.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty, or SB, transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. The Company’s obligation for this CRADA is $7.5 million over the next three years, payable in $625 thousand payments on a quarterly basis. During the six months ended June 30, 2017, the Company made and expensed two payments totaling $1.3 million.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

Collaborations with Intrexon

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (Note 6). A director of the Company, Randal J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.

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

7. Related Party Transactions (continued)

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

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (Note 9). The holders of the shares of Series 1 preferred stock are entitled to receive a monthly dividend, payable in additional shares of Series 1 preferred stock, equal to $12.00 per preferred share held by such holder per month divided by the stated value of the preferred shares, rounded down to the nearest whole share.

During the three months ended June 30, 2017, the Company issued an aggregate of 3,313 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $4.9 million, which is a component of temporary equity and recorded a gain on the change of the derivative liabilities in the amount of $66 thousand. See Notes 4 and 9 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the six months ended June 30, 2017 and 2016, the Company expensed $11.2 million and $12.1 million, respectively, for services performed by Intrexon. As of June 30, 2017 and December 31, 2016 the Company recorded $3.7 million and $3.4 million, respectively, in current liabilities on its balance sheet for amounts due to Intrexon.

Collaboration with Intrexon and MD Anderson

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the six months ending June 30, 2017, the Company made two quarterly payments totaling $6.2 million, bringing the total aggregate payments to $32.5 million under this arrangement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016
Research and development	$596	$476	$1,156	$893
General and administrative	1,462	1,590	2,926	3,182

Stock-based compensation expense	$2,058	$2,066	$4,082	$4,075

The Company granted 148,500 and 265,500 stock options during the three and six months ended June 30, 2017 with a weighted-average grant date fair value of $4.48 and $4.45 per share, respectively. The Company granted an aggregate of 116,000 and 136,000 stock options during the three and six months ended June 30, 2016 with a weighted-average grant date fair value of $5.91 and $5.62 per share, respectively.

For the three months ended June 30, 2017 and 2016, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2017	2016
Risk-free interest rate	1.85 - 2.05%	1.38 - 1.54%
Expected life in years	6	6
Expected volatility	80.93 - 81.03%	80.70 - 80.81%
Expected dividend yield	0	0

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,465,335	$5.07
Granted	265,500	6.39
Exercised	(80,000)	4.85
Cancelled	(113,000)	6.66

Outstanding, June 30, 2017	3,537,835	$5.13	6.51	$5,876

Options exercisable, June 30, 2017	2,624,335	$4.42	5.57	$5,400

Options exercisable, December 31, 2016	2,671,835	$4.40	5.88	$3,383

Options available for future grant	1,625,260

At June 30, 2017, total unrecognized compensation costs related to unvested stock options outstanding amounted to $3.0 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

A summary of the status of unvested restricted stock for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2016	1,680,492	$7.49
Granted	—	—
Vested	(350,000)	9.35
Cancelled	—	—

Non-vested, June 30, 2017	1,330,492	$9.46

At June 30, 2017, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $7.5 million. The cost is expected to be recognized over a weighted-average period of 1.37 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Preferred Stock

The Company has 30,000,000 shares of preferred stock authorized, of which, 250,000 shares are designated as Series 1 preferred stock.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (Note 6). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations.

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

9. Preferred Stock – (continued)

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

During the three months ended June 30, 2017, the Company issued an aggregate of 3,313 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $4.9 million, which is a component of temporary equity and recorded a gain on the change in fair value of the derivative liabilities in the amount of $66 thousand (Note 10).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
June 30, 2017:
Derivative liabilities	Liabilities	$2,480

The change in the derivative liability for the three months ended June 30, 2017 consisted of the following:

($ in thousands)
Fair Value
Balance, March 31, 2017	$2,471
Dividends	75
Change in fair value of derivative liabilities	(66)

Balance, June 30, 2017	$2,480

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

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.84%	1.69%
Expected dividend rate	0	0
Expected volatility	69.90%	72.70%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$1.00	$1.00

See Notes 4 and 9 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to develop, acquire and commercialize, on its own or with partners, a diverse portfolio of cancer therapies that address unmet medical needs. We are currently focused on developing products in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer and graft-versus-host-disease, or GvHD. Pursuant to two exclusive channel partner agreements, or Channel Agreements with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the fields of oncology and GvHD.

The technologies represent an industrialized engineering approach for molecular and cell biology and gene control. They employ an inducible gene-delivery system, or switch, that enables controlled in vivo expression of genes that produce therapeutic proteins to treat cancer. We and Intrexon refer to this “switch” as the RheoSwitch Therapeutic System®, or RTS®, platform. Our initial product candidate being developed using the immuno-oncology platform is Ad-RTS-IL-12 + veledimex, a clinical-stage product that we license from Intrexon under the Channel Agreement in the field of oncology.

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

On June 28, 2017, we announced the initiation of a stereotactic treatment cohort in our Phase 1 study of Ad-RTS-hIL-12 + veledimex in recurrent glioblastoma. The stereotactic study arm serves as a runway to clinical studies of controlled IL-12 gene therapy in pediatric patients and in adult patients in combination with checkpoint inhibitors. The stereotactic cohort will include rGBM patients that are not scheduled to undergo surgical resection to assess the safety and tolerability of a single dose of Ad-RTS-hIL-12 administered via injection and activated with orally-administered veledimex (initially, 20 mg QD, days 1-14). By introducing stereotactic administration, we broaden the population of patients who may be eligible for treatment, including children with diffuse intrinsic pontine glioma, a rapidly fatal and inoperable form of brain cancer. Additionally, preclinical studies of this tunable IL-12 gene therapy in combination with an immune checkpoint inhibitor have yielded promising results, notably a 100 percent survival rate of some treated mice, and we are advancing this approach into the clinic. Following an observation period, the Company expects to initiate enrollment in a study of adult patients with rGBM who will receive a single dose of Ad-RTS-hIL-12 + veledimex in combination with a checkpoint inhibitor targeting programmed cell death protein 1 (PD-1) and to initiate enrollment in a study of pediatric patients with recurrent/progressive glioma who will receive a single dose of Ad-RTS-hIL-12 + veledimex. Also, following an observation period, the Company anticipates children with diffuse intrinsic pontine glioma (DIPG) will be eligible for enrollment.

At the 2017 American Society of Clinical Oncology Annual Meeting held in June, the Company reported encouraging results from patients receiving intratumoral Ad-RTS-hIL-12 with 20 mg of orally-administered veledimex (n = 15) following craniotomy, with a median overall survival (mOS) of 12.5 months comparing favorably to historical controls. Based on the observed ratio of CD8+/FOXP3+ (effector/suppressor) T cells, mOS appears directly correlated with IL-12-mediated cellular immune activation. Furthermore, patients who received low dose systemic steroids have a much better survival rate than those who received elevated systemic steroids, as the latter presumably interferes with immune activation. The Company continues to progress towards a registration study for Ad-RTS-hIL-12 + veledimex for rGBM to start in 2017 and is also evaluating partnership opportunities for this promising treatment candidate.Updates on our program will be provided at the upcoming Society for Neuro-Oncology’s 22nd Annual Scientific Meeting which will take place November 16 - 19, 2017 details will follow.

Pursuant to our Channel Agreement for the cancer program, in January 2015, we and Intrexon obtained an exclusive, worldwide license to certain additional immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer cells, or NK cells and T-cell receptors, or TCRs. We refer to this as the MD Anderson License. We plan to use these technologies to develop genetically modified T cells and other immune cells that will target and kill cancer cells using viral and non-viral approaches to gene transfer. Regarding our non-viral gene transfer approach, we are using Sleeping Beauty, or SB, a transposon/transposase system under the MD Anderson License to express CAR in clinical trials to render T cells specific for CD19. This approach differs from that of many of our competitors in that it does not rely on virus for gene transfer. We believe the SB approach will be simpler and less costly than viral techniques. The initial associated trials using the first-generation CAR with a four-week manufacturing process showed favorable progression-free survival, or PFS, and/or overall survival when patient- and donor-derived CAR T cells, or CAR+ T, were infused after hematopoietic stem-cell transplantation, or HSCT. All patients receiving autologous SB-modified T cells had non-Hodgkin lymphoma, or NHL, and most patients receiving allogeneic CAR+ T cells had acute lymphoblastic leukemia, or ALL. A summary of the initial clinical experience using SB-modified CD-19 CAR+T in these NHL and ALL patients was published in the Journal of Clinical Investigation in September 2016. In addition to survival of the recipients, these trials demonstrated that the infused T cells persisted for lengths of time that compared favorably with T cells genetically modified with virus to express CAR.

We are currently enrolling patients for an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL received CD19-specific CAR+ T cells produced with a three-week manufacturing process and achieved a complete remission with normalization of positron emission tomography–computed tomography, or PET/CT, tumor imaging lasting approximately six months. At the 2016 Annual Meeting of the ASGCT, we presented preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately two weeks as compared to the four weeks needed for previous first-generation CAR+ T process). Our second-generation CD19 trial is underway, and employs a shortened manufacturing process advancement, with processing times as short as two weeks. We believe that further decreases to the T-cell culture time in the manufacturing process, such as to less than two days, will advance our efforts to address the challenges of cost and manufacturing time associated with these therapies.

In the preclinical setting, the time to administration of third-generation SB CAR+ T cells co-expressing a membrane-bound version of the cytokine interleukin (IL)-15, or mbIL15 has been reduced to less than two days. IL-15 is a critical cytokine for cell proliferation, maintaining cells in a “younger”, less differentiated state. This shortened manufacturing process, referred to as point-of-care, delivers genetically modified T cells with superior proliferative potential in vivo. We believe that data presented at the 2016 American Society of Hematology Meeting, or ASH, supported by an earlier publication in the Proceedings of the National Academy of Sciences, indicated promising results: third generation SB CAR+ T cells demonstrated that a single, low dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and preclinical data support the Company’s point-of-care plans to rapidly infuse SB CAR+ T cells in a Phase 1 trial. With the intent to administer clinical-grade SB CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods in terms of time to treatment and cost. We anticipate undertaking regulatory fillings this year regarding point-of-care to generate CD19-specific T cells. Together with Intrexon, we currently have research programs evaluating additional CAR targets and CARs co-expressed with cytokines, and in particular mbIL15. Control systems are also being developed such as the RTS® for receptor and/or cytokine expression, as well as for the conditional ablation of genetically modified cells using a kill switch. We anticipate future CAR+ T programs will also utilize the point-of-care manufacturing approach.

On May 2, 2017, we announced that an investigator-initiated Investigational New Drug, or IND, application for a Phase 1 study of CD33-specific CAR+ T therapy for treatment of relapsed or refractory acute myeloid leukemia, or AML, was accepted by the FDA. The CD33-specific CAR+ T cells also incorporate a kill switch designed to eliminate the modified T cells after infusion under potential adverse safety conditions. Treatment of the first patient in this Phase 1 study is expected to begin in the third quarter of 2017. We believe the expected clinical data will help us establish if CD33 is a suitable target for CAR+ T cells at which point additional clinical plans will be considered, such as transition of the program under the point-of-care manufacturing approach.

Only a minority of tumor antigens are on the surface and able to be targeted by CARs, while most tumor-derived antigens are within the cell and will likely need to be targeted by TCRs. Therefore, we are developing approaches to target solid tumors using T cells genetically modified with the SB system to express TCRs for recognition of neoantigens. Data demonstrating the ability to generate T cells with patient-specific TCRs against neoantigens utilizing the SB system were published in Molecular Therapy in 2016. We also presented further preclinical information regarding the targeting of solid tumors at the 2016 Annual Meeting of ASH.

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of adoptive cell transfer, or ACT)-based immunotherapies genetically modified using the SB transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. We will conduct clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

We plan to leverage the synergy of our cell therapy platforms to accelerate an immuno-oncology pipeline and programs for the development of allogeneic CAR+ T and/or NK cells that can be used as off-the-shelf, or OTS, therapies. OTS programs, may require steps to overcome potential immune-mediated rejection of the administered cells by the recipient; research efforts are underway to generate compatible cells. NK cells do not express endogenous TCRs, so do not require genetic editing to eliminate TCRs, thereby simplifying the required manufacturing for an OTS approach. Thus, NK cells may be used as an OTS therapy while minimizing concern for causing GvHD. Further, cytokines such as IL-12 are “fuel” for NK cells. We expect to initiate an investigator-led trial of OTS primary NK cells for elderly patients with AML who are not candidates for standard intensive chemotherapy after completing regulatory review during 2017. We have additional interest in OTS products, such as the development of an allogenic CAR+ T therapy. We plan to continue to combine Intrexon’s technology suite with our capabilities to translate science to the patient, and to identify and develop additional products to stimulate or inhibit key pathways, including those used by the body’s immune system, to treat cancer.

On March 27, 2015, we entered into a global collaboration with Intrexon focused exclusively on CAR+ T, products with Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA, which we refer to as the Ares Trading Agreement. Intrexon will share the economic provisions of this collaboration equally with us, including an upfront payment of $115.0 million that was received in July 2015, milestones and royalties. Under this collaboration, Ares has already selected two CAR+ T targets for which we are performing certain research activities that are, in part, funded by Ares. Pursuant to the terms of an amendment to our Channel Agreement with Intrexon, which we refer to as the ECP Amendment, that we entered into at the time of the Ares Trading Agreement, we will be responsible for any additional research and development expenditure beyond the funding provided by Ares. Once these candidates reach investigational new drug stage, the programs will be transferred to Ares for clinical development and commercialization. We and Intrexon will also independently conduct research and development on other CAR+ T candidates, with Ares having the opportunity during clinical development to opt-in to these candidates for additional payments to us and Intrexon. We and Intrexon, in the exclusive partnership with Ares, are progressing development of the two CAR+ T targets, utilizing our key technologies for regulating cytokine expression, the proprietary RTS® platform and mbIL15.

On September 28, 2015, we entered into a new exclusive channel collaboration agreement, or the GvHD Agreement, with Intrexon to develop therapies for the treatment and/or prevention of GvHD, a major complication of allogeneic HSCT, which significantly impairs the quality of life and survival of many recipients. Allogeneic HSCT is used for the treatment of various diseases including hematological malignancies, immunological deficiencies as well as non-malignant conditions. Human studies have shown that administration of low-dose subcutaneous interleukin-2, or IL-2, a cytokine critical for modulation of the immune system, in patients with steroid-refractory GvHD acts via regulatory T cells, or Tregs, to ameliorate its manifestations.

We believe that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we and Intrexon plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach is expected to utilize the infusion of Tregs, such as those conditionally expressing IL-2, utilizing the RTS® platform. The second approach is expected to utilize the deployment of Intrexon’s orally delivered microbe-based ActoBiotics® therapeutics, based on Lactococcus lactis, such as to express IL-2 to modulate immune function.

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

Immuno-oncology

Immuno-oncology, which typically utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells contain mutated proteins and may overexpress other proteins usually found in the body at low levels. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in a highly efficient process known as immune surveillance. Central players in immune surveillance are types of white blood cells known as T cells and NK cells. In healthy individuals, T cells and NK cells can identify and kill infected or abnormal cells, including cancer cells. Cancer cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence. In the recent past, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system.

On January 13, 2015, we, together with Intrexon, entered into a license agreement with MD Anderson, which we refer to as the MD Anderson License. Pursuant to the MD Anderson License, we and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then a tenured professor at MD Anderson and is now our Chief Executive Officer, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Combining the non-viral genetic engineering technologies, we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neoantigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ T cell and TCR products currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a “centralized” manufacturing facility where the isolated mononuclear white blood cells are modified using a virus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture genetically modified cells using viral and non-viral methods. The latter may result in a reduced cost of manufacturing, particularly as we develop processes to eliminate the requirements for cell propagation and activation, thereby facilitating a shortened manufacturing process, which can be implemented at multiple points-of-care. We intend to use our gene transfer methods to develop allogeneic treatments that can be used as an OTS treatment. An allogeneic OTS (also referred to as universal donor) treatment would enable a patient to be treated with a CAR+ T and/or NK-cell products that are created in advance of need from one or more separate, healthy donor(s), possibly genetically modified for a tumor type, and then distributed to multiple points of care. Our non-viral methods, which we believe are customizable, fast, and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach, are expected to enable highly efficient and less costly manufacturing approaches to gene-engineered, cell-based therapy. In addition, our proprietary RTS® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

It is estimated that there are nearly three million women living in the United States with a history of invasive breast cancer, and an additional 226,870 women were diagnosed in 2012. Approximately 50% of women diagnosed with primary breast cancer will eventually relapse and develop metastatic or advanced disease. In addition, around 10% of patients present with metastatic disease at first diagnosis. The five year relative survival rate for women diagnosed with localized breast cancer is 98.6%; survival declines to 83.8% for regional stage and to 23.3% for distant stage. In addition to stage, factors that influence survival include tumor grade, hormone receptor status, and human epidermal growth factor receptor 2 (HER2) status.

According the Leukemia and Lymphoma Society, an estimated 1,237,824 people in the U.S. are living with, or are in remission from, leukemia, lymphoma, or myeloma. New diagnoses for such hematologic malignancies in the U.S. are expected to reach 171,500 people in 2016. These new diagnoses are expected to account for approximately 10% of the new cancer cases in the U.S. in 2016. Acute myeloid leukemia (AML) is the most common form of acute leukemia in adults and has a particularly poor prognosis with a relative 5-year survival rate of only 26% overall. An estimated 19,950 new cases of AML are expected in the US in 2016.

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

Ad-RTS-IL-12 + veledimex has been evaluated in two Phase 2 studies, the first for the treatment of metastatic melanoma, and the second for the treatment of unresectable recurrent or metastatic breast cancer. We have also concluded enrollment of a single-center Phase 1b/2 study, following standard chemotherapy, for the treatment of patients with locally advanced or metastatic breast cancer.

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

Ad-RTS-IL-12 + veledimex for recurrent glioma

We initiated a multi-center Phase 1 study in patients with recurrent or progressive GBM or Grade III malignant glioma, a form of brain cancer, in June 2015. On July 23, 2015, the U.S. Food and Drug Administration, or the FDA, granted orphan drug designation for Ad-RTS-IL-12 + veledimex for the treatment of malignant glioma. Orphan drug designation provides eligibility for a seven-year period of market exclusivity in the United States after product approval, an accelerated review process, accelerated approval where appropriate, grant funding, tax benefits and an exemption from user fees.

We reported biologic data from this Phase 1 study in our presentation titled, “Intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma,” at the Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX. On February 24, 2016, we announced the successful completion of the initial dosing cohort and that the first patient had been dosed in the next succeeding cohort of the GBM study. In addition to Ad-RTS-IL-12 + veledimex as monotherapy, we have undertaken preclinical studies that suggest we may be able to combine this viral-based immunotherapy with an immune checkpoint inhibitor, or iCPI, to improve the anti-tumor effect for recurrent GBM. In May 2016, we presented the preclinical data from these preclinical studies at the Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, and we believe the data will lend support to the first-in-human application in the coming months of combining Ad-RTS-IL-12 + veledimex with an iCPI for investigational treatment of recurrent GBM.

Our ongoing Phase 1, multi-center, dose-escalation study of the gene therapy candidate Ad-RTS-hIL-12 + orally administered veledimex in patients with recurrent or progressive GBM, was presented at the ASCO annual meeting in June 2016. On June 27, 2016, we announced the successful completion of enrollment in the first and second dosing cohorts. In August 2016, we completed enrollment of the third cohort of the study. We presented updated clinical data from the study as well as nonclinical data in a pontine mouse model at the 2016 Annual Scientific Meeting of the Society for Neuro-Oncology, or SNO, in November 2016. We believe these data will support initiation of a pediatric brain tumor clinical trial in the coming months.

The primary objective of the Phase 1 study is to determine the safety and tolerability of a single intratumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response. The first cohort of seven patients received 20 mg doses of veledimex, the second cohort of six patients received 40 mg doses of veledimex, and the third cohort of four patients received 30 mg doses of veledimex to refine the effect of activating the immune response within the tumor. The resultant immunologic activity that followed IL-12 expression from the brain tumor suggested that no further dose escalation would be necessary and the optimal dosing may be reached sooner than initially anticipated. An expansion cohort to enroll an additional eight patients at 20 mg has also been completed.

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

We presented further interim updates on the progress of the Phase 1 GBM study, including longer-term survival follow-up, at the SNO 21st Annual Scientific Meeting in November 2016, in a poster entitled, “Phase 1 study of intratumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex is well tolerated and suggests survival benefit in recurrent high grade glioma,” demonstrating median overall survival of 12.8 months, with 11 of 17 patients alive. Survival rates at 6, 9, and 12 months for patients with multiple recurrences prior to administration of Ad-RTS-hIL-12 were 100%, 86%, and 71%, respectively, in the 20 mg cohort, and 87%, 65%, and 54%, respectively, for all subjects. In addition, a nonclinical poster was also presented at SNO in November entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma”.

At the 35th Annual J.P. Morgan Healthcare Conference on January 11, 2017, we presented further Phase 1 GBM study data. Based on tolerability and survival benefit (median OS=12.7 months, n=15), 20 mg was selected for an expansion cohort, and we are following patients’ overall survival data. Ad-RTS-hIL-12 + veledimex was well tolerated and suggests a survival benefit over historical controls at 6, 9, and 12 months (median OS=9.6 months, n=25). Toxicities were tolerable, predictable and reversible upon discontinuing veledimex. There is a strong positive correlation between veledimex dose, blood-brain barrier penetration, and IL-12 production. These data demonstrate that the RTS® gene switch works in humans, toggling not only as a switch to turn on and off the production of IL-12, but also as a rheostat to control the level of IL-12.

At the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, we presented on June 5th updated results from our Phase 1 multicenter study of Ad-RTS-hIL-12 + veledimex including the 20 mg expansion cohort in patients with recurrent or progressive GBM. The Company reported results from 25 patients with recurrent or progressive Grade III or IV glioma enrolled in three veledimex dosing cohorts (20 mg, n = 15; 30 mg, n = 4; and 40 mg, n = 6). Subjects with recurrent or progressive Grade III or IV glioma undergoing resection were injected intratumorally with Ad 2 x 1011 viral particles and received daily oral activator veledimex for 15 doses. As of May 24, 2017, the cutoff date for the ASCO presentation, median overall survival (mOS) of all patients receiving intratumoral Ad-RTS-hIL-12 with 20 mg of orally-administered veledimex was maintained at 12.5 months, with a mean follow-up time of 9.2 months. The majority of patients in the 20 mg cohort had 2 or more recurrences prior to entry in the study, indicating very advanced disease. Based on the ratio of circulating CD8+/FOXP3+ (effector/suppressor) T cells measured in peripheral blood 14 to 28 days after viral injection, survival appears correlated with IL-12-mediated cellular immune activation. Consistent with this observation, steroid use in the first 15 days after injection of the virus appears to have a deleterious effect on patient survival, presumably due to interference with immune activation. Drug-related toxicities, which were primarily non-neurologic, showed a dose response to veledimex, were consistent with those previously reported, and importantly, continue to be reversed upon cessation of the activator ligand, with no drug-related deaths. As previously reported, a strong, dose-dependent correlation between veledimex dose, veledimex blood brain barrier penetration, IL-12 and IFN-gamma production was also observed.

On March 27, 2017, the Company announced the receipt of positive guidance from an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) for Ad-RTS-hIL-12 + veledimex for the investigational treatment of recurrent GBM. The Company continues to make progress toward finalizing a registration path. Specifically, the Company is assessing several paths for the pivotal trial, including a single-arm study of Ad-RTS-hIL-12 + veledimex compared to historical controls. Continuing discussions with regulators have been encouraging, and we look forward to moving Ad-RTS-hIL-12 + veledimex into a pivotal study later this year. Details of the pivotal Phase 3 trial will be made available following completion of discussions with regulators and clinical advisors. With a commercialization path in view, we are evaluating partnership opportunities for Ad-RTS-hIL-12 + veledimex to understand the breadth of options available for bringing this important therapeutic candidate to patients.

We reported preclinical data on combining Ad-RTS-IL-12 + veledimex with iCPI at ASGCT May 6, 2016. The combination of controlled expression of IL-12 with multiple immune checkpoint inhibitors in a GBM mice model showed superior results than either treatment alone, with a combination with anti-PD1 demonstrating 100% survival. These data provide a strong scientific rationale for evaluating this combination in human GBM, so the Company will initiate such combination study in recurrent GBM later this year. Based on pre-clinical data in a pontine mouse model of Ad-RTS-IL-12 + veledimex presented at SNO November 2016, the Company also intends to initiate a Phase 1 study in the treatment of brain tumors in children.

CAR, NK and TCR cells

We are actively pursuing viral and non-viral genetic engineering technologies and approaches to cell propagation to develop novel CAR+ T, NK and TCR therapies. Combining this technology with Intrexon’s industrialized synthetic biologic engineering and clinically tested and validated RTS modules and/or kill switches, represents a differentiated approach to genetically modified T cells and other immune cells, such as NK cells. Employing novel cell engineering techniques and multigenic gene programs, we expect to implement next-generation, non-viral and viral adoptive cellular therapies based on specialized cytokines, CARs and TCRs targeting both hematologic malignancies and solid tumors. The ability to genetically modify immune cells using non-viral and viral-based technologies enables us to express other genes in addition to immunoreceptors (CARs and TCRs) to redirect specificity.

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high-throughput approach to evaluate genetically modified immune cells in oncology. In addition, we can rapidly assemble CARs and TCRs to fashion immuno-receptors that differ in specificity and ability to activate T cells. These CAR and TCR molecules are evaluated based on measurements of T cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase employed by Sleeping Beauty improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. Propagation of genetically modified T cells on bio-engineered activating and propagating cells (AaPC) may provide a competitive advantage over other methods of modification. The SB system combined with AaPC can selectively propagate and thus yield CAR-expressing T cells suitable for human applications. The Company is evaluating whether co-culture on AaPC will be needed in all human applications of CAR- and TCR-modified T cells; elimination of co-culture on AaPC is contemplated in our technology referred to as “point-of-care”. The time in culture with or without AaPC may be shortened to manufacture T cells within two days of gene transfer by electroporation. Associated preclinical data were presented at both the May 2016 ASGCT meeting and the December 2016 annual meeting of ASH. In the preclinical setting, the time to administration of third-generation SB-modified CAR+ T-cells co-expressing mbIL15 has been reduced to less than two days through elimination of the need for in vitro T cell activation and propagation. The ability of CAR+ T cells to signal via recombinant IL-15 raises the possibility that lymphodepleting chemotherapy may not be needed. One of the outcomes of reducing the endogenous T-cell mass with chemotherapy is the “freeing up” of endogenous IL-15 which may not be necessary with the administration of CAR+ T cells co-expressing mbIL15. The combination of the SB system to achieve non-viral gene transfer of CAR and mbIL15 in rapidly-manufactured T cells underlies our point-of-care approach to manufacturing. The addition of mbIL15 described above in preclinical modeling endows CAR-expressing “younger” T cells with an ability to be long-lived after infusion.

The Company expects to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with RheoSwitch Therapeutic System® (RTS®) and/or kill switches. The IL-12 data arising from the brain cancer trial with Ad-RTS-hIL-12 + v firmly establishes that the RTS® works as a controllable switch in humans. By combining the most clinically advanced non-viral gene integration platform, SB to co-express CAR and mbIL15, and possibly the transcriptional switch system, RTS®, we will use our point-of-care approach to significantly shorten the time to manufacture T cells. This approach will address two major issues with CAR-based therapies, namely the cost of therapy and the use of lymphodepletion. Using this unique set of genetic engineering tools, the Company can employ a broad immunotherapy approach against cancers.

CAR

Through the MD Anderson License, the Company entered the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results from which were published in the Journal of Clinical Investigation in September 2016.

We are currently enrolling patients in an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL who received CD19-specific CAR+ T cells produced with a three-week manufacturing process, achieved a complete remission with normalization of positron emission tomography-computed tomograph, or PET/CT, tumor imaging lasting approximately six months. At the 2016 Annual Meeting of the ASGCT, we presented preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately two weeks as compared to the four weeks needed for previous first-generation CAR+T process). Our second-generation CD19 trial is underway, and employs a shortened manufacturing process advancement, with processing times as short as two weeks.

In the preclinical setting, the time to administration of third-generation SB CAR+ T cells co-expressing a membrane-bound version of the cytokine IL-15, or mbIL15 has been reduced to less than two days. This shortened very rapid manufacturing process, referred to as point-of-care, delivers genetically modified T cells with superior proliferative potential in vivo. We believe that data presented at the December 2016 annual meeting of ASH, supported by an earlier publication in the Proceedings of the National Academy of Sciences in November 2016 indicated promising results: third generation SB CAR+ T cells demonstrated that a single low-dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival in mice. These clinical and preclinical data support the Company’s point-of-care (“0-stim”) plans to rapidly infuse SB CAR+ T cells in a Phase 1 trial. With the intent to administer clinical-grade SB CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods in terms of time to treatment and cost. The point-of-care technology is based on the non-viral gene transfer to stably integrate both CAR and mbIL15. The expression of mbIL15 under the control of RTS® is expected to enable us to regulate persistence of infused T cells using veledimex in future clinical trials.

On July 12, 2016, we announced that, after receiving feedback from the U.S. National Institutes of Health Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, we anticipated progressing plans for a Phase 1 adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies, presented at the 2016 annual meeting of ASH, demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML showed that these CAR-T cells were able to eliminate disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicated biological activity and are suggestive of potential therapeutic effect for the treatment of AML. We plan to initiate this Phase 1 clinical trial at MD Anderson in 2017. The anticipated clinical data will help establish that CD33 can be targeted by CAR on genetically modified T cells which will provide a foundation for considering then advancing this program under point-of-care.

NK Cell

In addition to T cells, we are pursuing NK-cell therapies for the treatment of cancers. NK cells may have advantages over T-cell therapies in that killing is independent of a known target antigen. The lack of expression of endogenous TCR, in the setting of third-party cells, avoids the need to genetically edit the underlying genes to avoid graft-versus-host-disease. This makes NK cells a candidate for off-the-shelf, or OTS, therapy which we will help establish in the upcoming clinical trial. We are implementing this approach based on our technology to activate and numerically expand large numbers of primary NK cells from one or more “universal” donor(s) using specialized genetically engineered feeder cells. Thus, one donor’s primary non-irradiated NK cells can be pre-prepared in advance of multiple recipients’ needs and then infused on demand, rather than when the NK cells are available. Initially, the OTS NK cells will be tested in elderly patients with AML who are not candidates for standard intensive chemotherapy, in a clinical trial at MD Anderson, which we expect to initiate in 2017.

Discovery programs are also underway to explore genetic modification of NK cells for increased tumor-killing and NK-cell persistence. We expect to advance these and other exploratory NK-cell programs in preclinical studies in 2017.

TCR

Many of these genetic engineering technologies can also be applied toward targeting intracellular antigens with one or more TCRs. This approach is particularly important for addressing the complexity of solid tumors. We believe that the SB non-viral platform is ideally suited for targeting intracellular antigens by TCR as it may be more cost-effective, should allow for rapid manufacturing and is expected to be customizable for individual patient therapies with the ability to include multiple TCRs in a single therapy. We are pursuing discovery programs in TCR therapies for neoantigen targets. The development of an approach to create a truly personalized therapy for each cancer patient based on his/her neoantigens is a strategic goal of our Company.

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the SB transposon/transposase system to express T cell receptors (TCRs) for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon.

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

Milestones

We achieved and expect to achieve the following milestones in 2017:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Updated clinical data from Phase 1 of Ad-RTS-hIL-12 + veledimex for recurrent GBM to be presented at ASCO

•	Initiate pivotal clinical trial for recurrent GBM

•	Initiate stereotactic administration of Ad-RTS-hIL-12 + veledimex for recurrent GBM

•	Initiate combination study of Ad-RTS-hIL-12 + veledimex with iCPI (anti-PD-1) for recurrent GBM

•	Initiate Phase 1 study in the treatment of brain tumors in children

•	CAR+ T programs:

•	Continue CD19-specific CAR+ T second-generation clinical study, enrolling patients under shortened manufacturing

•	Advance CD19 3rd Gen mbIL15 towards a Phase 1 clinical study evaluating point-of-care

•	Initiate a CD33-specific CAR+ T clinical study in adults and children for relapsed or refractory AML

•	Advance CAR+ T-cell preclinical studies for at least one hematological malignancy under a shortened manufacturing process towards point-of-care

•	TCR programs

•	Execute CRADA with NCI utilizing Sleeping Beauty to generate T cells targeting neoantigens for treatment of patients with solid tumor malignancies

•	Advance development of process for delivering personalized gene-modified T-cell products against neoantigens

•	NK cell programs

•	Initiate a Phase 1 study of OTS NK cells for elderly patients with AML not eligible for standard intensive chemotherapy

•	GvHD programs

•	Advance preclinical studies

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

Small-molecule program

In addition to our immuno-oncology programs, we maintain certain rights to a small-molecule program, darinaparsin, which we are no longer developing directly. We entered into an amended and restated global licensing agreement with Solasia Pharma K.K., or Solasia, on July 31, 2014, granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, we will be eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a new drug approval in certain of the territories assigned to Solasia. The start of this trial triggered a $1.0 million milestone payment to us which was subsequently paid to MD Anderson under the terms of the MD Anderson License. The Company has consulted with Solasia to determine additional development plans and has continued to support our business partnership over the past twelve months.

Financial Overview

Overview of Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenue. Revenue during the three and six months ended June 30, 2017 and 2016 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
Collaboration revenue	$1,597	$1,697	$(100)	-6%	$3,194	$3,666	$(472)	-13%

Revenue for the three months ended June 30, 2017 decreased, compared to revenue for the three months ended June 30, 2016. During each of the three months ended June 30, 2017 and 2016, we recognized $1.6 million in revenue under the Ares Trading Agreement (Note 6, Commitments and Contingencies). During the three months ended June 30, 2016, we recognized an additional $100 thousand from a license and collaboration agreement for palifosfamide that we entered into with Predictive Therapeutics, Ltd., or Predictive, in 2015. The revenue recognized under the Predictive agreements was fully recognized in 2016.

Revenue for the six months ended June 30, 2017 decreased, compared to revenue for the six months ended June 30, 2016. During the six months ended June 30, 2016, we recognized $272 thousand in revenue as part of normal amortization of a $5.0 million upfront payment received in March 2011 under the Solasia agreement (Note 6, Commitments and Contingencies). The $5.0 million upfront payment received in March 2011 was amortized over the period of our research and development effort, which was completed in March 2016. Additionally, during the six months ended June 30, 2016, we recognized $200 thousand from our 2015 license agreement with Predictive for Palifosfamide. The revenue recognized under both the Solasia and Predictive agreements was fully recognized in 2016.

Deferred revenue of $44.7 million is comprised entirely of revenue to be recognized under the Ares Trading Agreement which will be earned over the period of effort, estimated to be nine years.

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
Research and development	$10,831	$129,228	$(118,397)	-92%	$22,798	$139,427	$(116,629)	-84%

Research and development expenses for the three months ended June 30, 2017 decreased by $118.4 million, as compared to the three months ended June 30, 2016. The decrease in research and development expenses for the three months ended June 30, 2017 is primarily due to the commitment to issue Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (Note 5) resulting in a $119.1 million non-cash charge during the three months ended June 30, 2016 that was not incurred during the three months ended June 30, 2017. The $119.1 million non-cash charge, in the prior year, was offset by an increase of $0.6 million related to our CRADA entered into on January 2017 with the National Cancer Institute and $0.1 million in increased spending to support ongoing GBM programs for the three months ended June 30, 2017.

Research and development expenses for the six months ended June 30, 2017 decreased by $116.6 million, as compared to the six months ended June 30, 2016. The decrease in research and development expenses for the six months ended June 30, 2017 is primarily due to the commitment to issue Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (Note 5) resulting in a $119.1 million non-cash charge during the six months ended June 30, 2016 that was not incurred during the six months ended June 30, 2017. The $119.1 million non-cash charge, in the prior year, was offset by an increase of $1.3 million related to our CRADA entered into on January 2017 with the National Cancer Institute and $1.2 million in salary and employee related expenses as headcount has increased during the six months ended June 30, 2017.

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

For the six months ended June 30, 2017, our clinical stage projects included a Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; and an investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies. The expenses incurred by us to third parties for our Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $0.3 million for the three months ended June 30, 2017, and $3.0 million from the project’s inception in June 2015 through June 30, 2017. The expenses incurred by us to third parties for our Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer were $17 thousand for the three months ended March 31, 2017, and $0.8 million from the project’s inception in April 2015 through June 30, 2017. The expenses incurred by us to third parties for our investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.1 million for the three months ended June 30, 2017 and $1.9 million from the project’s inception in December 2015 through June 30, 2017.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
General and administrative	$3,780	$3,711	$69	2%	$7,375	$7,521	$(146)	-2%

General and administrative expenses for the three months ended June 30, 2017 increased by $0.1 million, as compared to the three months ended June 30, 2016. The increase for the three months ended June 30, 2017 was primarily due to a $0.1 million increase in contracted outside service expenses and other operating expense in comparison to the three months ended June 30, 2016.

General and administrative expenses for the six months ended June 30, 2017 decreased by $0.1 million, as compared to the six months ended June 30, 2016. The decrease for the six months ended June 30, 2017 was primarily due to a $0.3 million decrease in stock compensation and employee related expenses incurred in the year. Additionally, contracted outside service expenses and other operating expense costs increased by $0.1 million in comparison to the six months ended June 30, 2016.

Other income (expense). Other income (expense) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
Other income (expense), net	$86	$42	$44	105%	$124	$63	$61	97%
Change in derivative value	66	—	66	100%	(1,494)	—	(1,494)	100%

Total	$152	$42			$123	$6

The increase in other expense for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was due primarily to interest received on our cash balance. The change in derivative liabilities was not applicable in the three and six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $97.2 million in cash and cash equivalents, compared to $81.1 million in cash and cash equivalents as of December 31, 2016. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2018, and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included in the Form 10-K; however, in connection with our May 2017 underwritten offering we received net proceeds of approximately $47.3 million, following the receipt of which, we expect that our cash resources will be sufficient to fund our operations into the fourth quarter of 2018.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
($ in thousands)
Net cash provided by (used in):
Operating activities	$(29,800)	$(31,152)
Investing activities	(385)	(257)
Financing activities	46,326	(304)

Net increase (decrease) in cash and cash equivalents	$16,141	$(31,713)

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

Net cash used in operating activities for the six months ended June 30, 2017 was $29.8 million, as compared to net cash used in operating activities of $31.2 million for the six months ended June 30, 2016. The net cash used in operating activities for the six months ended June 30, 2017 was primarily due to our net loss of $28.3 million, offset by the change in prepaid expenses of $4.1 million, and change in accrued expenses and other liabilities of $246 thousand. The net cash used in operating activities for the six months ended June 30, 2016 was primarily due to our net loss of $143.2 million, offset by the issuance of Series 1 Preferred Stock of $119.0 million, the change in prepaid expenses of $6.3 million and change in accrued expenses and other liabilities of $1.5 million.

Net cash used in investing activities was $385thousand for the six months ended June 30, 2017 compared to $257 thousand for the six months ended June 30, 2016. The change was due to an increase in offsite equipment purchased to support our CAR programs at MD Anderson incurred during the six months ended June 30, 2017.

Net cash provided by financing activities was $46.3 million for the six months ended June 30, 2017 compared to $304 thousand used in financing activities for the six months ended June 30, 2016. The $47.4 million provided by financing activities during the six months ended June 30, 2017 is a result of our May 2017 underwritten offering which is described in Note 2 to the accompanying financial statements.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2017, our accumulated deficit was approximately $686.5 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of June 30, 2017 was $109.1 million, consisting of $125.1 million in current assets and $16.0 million in current liabilities. Working capital as of December 31, 2016 was $89.1 million, consisting of $104.9 million in current assets and $15.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$3,617	$1,191	$1,581	$845	$—
CRADAs	6,500	2,750	3,750	—	—
Royalty and license fees	11,250	11,250	—	—	—

Total	$21,367	$15,191	$5,331	$845	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Our commitments for royalty and license fees relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin. The remaining contract installment payments to Baxter are comprised of a $250 thousand payment on November 3, 2017. Included in the above table are obligations for the subleased portion of our New York office (See Note 6, Commitments and Contingencies). We expect to receive a total of $334 thousand in the next year and $111 thousand in the next 2-3 years from our subtenants in the New York office.

On January 13, 2015, we entered into the MD Anderson License as detailed in Note 6, Commitments and Contingencies. The agreement includes minimum quarterly payments of $3.8 million less approved deductions included in the above table within “Royalty and License Fees.” Our obligations related to this agreement are payments of $11.3 million in the column “Less than 1 Year.”

Off-balance sheet arrangements

During the six months ended June 30, 2017 and 2016, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2017.

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

As of June 30, 2017, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

Our Channel Agreement and GvHD Agreement with Intrexon described the terms of our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutics, with Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer. Although we plan to leverage Intrexon’s immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons.

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

*We report interim data on certain of our clinical trials and we cannot assure you that interim data will be predictive of either future interim results or final study results.

As part of our business, we provide updates related to the development of our product candidates, which may include updates related to interim clinical trial data. To date, our clinical trials have involved small patient populations and because of the small sample size, the interim results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2017, we had a net loss of $28.3 million, and, as of June 30, 2017, we have incurred approximately $686.5 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement or GvHD Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

As of June 30, 2017, we have approximately $97.2 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2018, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail development efforts. Our independent registered accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016; however, in connection with our May 2017 underwritten offering we received net proceeds of approximately $47.3 million, following the receipt of which, we expect that our cash resources will be sufficient to fund our operations into the fourth quarter of 2018.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of June 30, 2017, we have incurred approximately $686.5 million of accumulated deficit and had approximately $97.2 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2018. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement and GvHD Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and any additional product candidates we pursue will increase the level of our overall research and development expenses significantly going forward.

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

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the three months ended June 30, 2017, we issued an aggregate of 3,313 shares, as dividends, of our Series 1 preferred stock to Intrexon, the holder of all the outstanding shares of our Series 1 preferred stock representing monthly dividends due from April 1, 2017 through June 30, 2017. For the year ended December 31, 2016, we issued an aggregate of 6,184 shares, as dividends, of our Series 1 preferred stock representing monthly dividends due from June 30, 2016 through December 31, 2016. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20-day volume-weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20-day volume-weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

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

Our obligation to pay 20% of net profits or revenue and 50% of sublicensing revenue or royalties with respect to these “retained” products will survive termination of the Channel Agreement, as described further in Note 6 to our financial statements (Commitments and Contingencies), as well as additional disclosures in our Annual Report on Form 10-K under the heading “Business—License Agreements, Intellectual Property and Other Agreements—Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs.

There can be no assurance that we will be able to successfully perform under the Channel Agreement and if the Channel Agreement is terminated it may prevent us from achieving our business objectives.

* The technology on which our Channel Agreements with Intrexon Corporation are based in part on early stage technology in the field of human oncologic and autoimmune therapeutics.

Our Channel Agreements with Intrexon contemplate our use of Intrexon’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors and for the development of therapeutic approaches for GvHD. The synthetic immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer. Although we plan to leverage Intrexon’s synthetic immuno-oncology platform for additional products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing these products for a variety of reasons. The risk factors set forth herein that apply to our small molecule drug candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our Channel Agreement with Intrexon.

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

We may not be able to retain the rights licensed to us and Intrexon by The University of Texas M.D. Anderson Cancer Center to technologies relating to novel chimeric antigen receptor, or CAR, T cell therapies and other related technologies.

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

*Our synthetic immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, no gene therapy products have been approved in the United States and only two products have been approved in Europe.

We are currently focused on developing products in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer and GvHD. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our immuno-oncology platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical studies or commercializing our immuno-oncology product candidates on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Currently, two gene therapy products, Glybera and Strimvelis, have received approval from the EMA. UniQure’s Glybera, received marketing authorization from the EMA in 2012 but has struggled commercially as a result of high cost and limited demand. GlaxoSmithKline’s Strimvelis was approved by the EMA in May 2016 and in March 2017 dosed its first patient. According to GlaxoSmithKline, delays in Strimvelis’s commercialization were due to cross-border European reimbursement. These factors make it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or Europe. Approvals by the EMA may not be indicative of what the FDA may require for approval.

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

We cannot predict the full impact of the ACA, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. Further, since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. More recently, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, and Senate Republicans have released a draft bill known as the Better Care Reconciliation Act of 2017, each of which would repeal certain aspects of the ACA if ultimately enacted. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress also could consider other legislation to replace elements of the ACA. We cannot know how efforts to repeal and replace the ACA or any future healthcare reform legislation will impact our business.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

As of June 30, 2017, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 21.1% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended June 30, 2017, we issued an aggregate of 3,313 shares of Series 1 preferred stock to Intrexon Corporation, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from April 1, 2017 through June 30, 2017. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
April 1 to April 30, 2017	—		$—
May 1 to May 31, 2017	132,000	(1)	$7.12
June 1 to June 30, 2017	16,666	(1)	$6.11

Total	148,666

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

Dated: July 31, 2017

By:	/s/ Kevin G. Lafond
Kevin G. Lafond Senior Vice President - Finance, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: July 31, 2017

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