Form 10-Q
period 2017-09-30
ZIOPHARM ONCOLOGY INC
filed 2017-11-06
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2017, was 141,962,789 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to finance our operations and business initiatives and to continue as a going concern;

•	the sufficiency of our cash and investments and our expected uses of cash;

•	the progress, timing and results of preclinical and clinical trials involving our product candidates;

•	the progress of our research and development programs;

•	the costs and timing of the development and commercialization of our products;

•	additional planned regulatory filings for the approval and commercialization of our immuno-oncology product candidates;

•	whether any of our other therapeutic discovery and development efforts will advance further in pre clinical research or in the clinical trial process and whether and when, if at all, our product candidates will receive final approval from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies and for which indications;

•	whether any other therapeutic products we develop will be successfully marketed if approved;

•	the risk that final trial data may not support interim analysis of the viability of our product candidates;

•	our ability to achieve the results contemplated by our collaboration agreements and the benefits to be derived from relationships with collaborators;

•	competition from other pharmaceutical and biotechnology companies;

•	the development of, and our ability to take advantage of, the market for our product candidates;

•	the anticipated amount, timing and accounting of deferred revenues, milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	the strength and enforceability of our intellectual property rights;

•	our assessment of the potential impact on our future revenues of health care reform legislation in the United States;

•	the timing and impact of measures worldwide designed to reduce health care costs;

•	the uncertainty of economic conditions in certain countries in Europe and Asia such as related to the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”; and general economic conditions.

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

ZIOPHARM Oncology, Inc.

i

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$84,406	$81,053
Receivables	13	21
Prepaid expenses and other current assets	30,469	23,810

Total current assets	114,888	104,884
Property and equipment, net	1,047	843
Deposits	128	128
Other non-current assets	496	493

Total assets	$116,559	$106,348

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,524	$156
Accrued expenses	10,110	9,109
Deferred revenue - current portion	6,389	6,389
Deferred rent - current portion	166	155

Total current liabilities	18,189	15,809
Deferred revenue, net of current portion	36,736	41,528
Deferred rent, net of current portion	14	126
Derivative liabilities	2,350	862

Total liabilities	57,289	58,325

Commitments and contingencies (Note 6)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 116,127 and 106,184 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation value of $139.4 million and $127.4 million at September 30, 2017 and December 31, 2016, respectively	139,065	125,321
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 141,962,789 and 132,376,670 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	142	132
Additional paid-in capital - common stock	619,232	580,567
Accumulated deficit	(699,169)	(657,997)

Total stockholders’ deficit	(79,795)	(77,298)

Total liabilities and stockholders’ deficit	$116,559	$106,348

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$1,598	$1,598	$4,792	$5,264

Operating expenses:
Research and development	11,105	8,975	33,903	148,402
General and administrative	3,571	3,537	10,946	11,058

Total operating expenses	14,676	12,512	44,849	159,460

Loss from operations	(13,078)	(10,914)	(40,057)	(154,196)
Other income (expense), net	175	39	299	102
Change in fair value of derivative liabilities	202	21	(1,292)	21

Net loss	$(12,701)	$(10,854)	$(41,050)	$(154,073)
Preferred stock dividends	$(4,903)	$(3,591)	$(13,939)	$(3,591)

Net loss applicable to common stockholders	$(17,604)	$(14,445)	$(54,989)	$(157,664)

Basic and diluted net loss per share	$(0.13)	$(0.11)	$(0.41)	$(1.21)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	140,632,297	130,496,035	135,689,364	130,347,370

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2017

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	106,184	$125,321	132,376,670	$132	$580,567	$(657,997)	$(77,298)
Cumulative effect adjustment (Note 3)					122	(122)	—
Exercise of employee stock options	—	—	26,047	1	98	—	99
Stock-based compensation	—	—	—	—	6,165	—	6,165
Restricted stock buy-back at vesting to cover taxes	—	—	(148,666)	(1)	(1,041)	—	(1,042)
Issuance of common stock, net of commissions and expenses of $2.7 million	—	—	9,708,738	10	47,260	—	47,270
Preferred stock dividends	9,943	13,744	—	—	(13,939)	—	(13,939)
Net loss	—	—	—	—	—	(41,050)	(41,050)

Balance at September 30, 2017	116,127	$139,065	141,962,789	$142	$619,232	$(699,169)	$(79,795)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(41,050)	$(154,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	227
Stock-based compensation	6,165	6,094
Preferred stock issued in exchange for a license agreement	—	118,936
Change in fair value of derivative liabilities	1,292	(21)
Issuance of common stock in a license agreement	—	87
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	8	421
Prepaid expenses and other current assets	(6,660)	(9,611)
Other noncurrent assets	(3)	1
Increase (decrease) in:
Accounts payable	1,368	(194)
Accrued expenses	1,002	(1,542)
Deferred revenue	(4,792)	(5,264)
Deferred rent	(102)	(322)

Net cash used in operating activities	(42,513)	(45,261)

Cash flows from investing activities:
Purchases of property and equipment	(461)	(469)

Net cash used in investing activities	(461)	(469)

Cash flows from financing activities:
Proceeds from exercise of stock options	99	551
Repurchase of restricted common stock	(1,042)	(853)
Repurchase of common stock	—	(2)
Proceeds from issuance of common stock, net of commissions and expenses of $2.7 million	47,270	—

Net cash provided by (used in) financing activities	46,327	(304)

Net decrease in cash and cash equivalents	3,353	(46,034)
Cash and cash equivalents, beginning of period	81,053	140,717

Cash and cash equivalents, end of period	$84,406	$94,683

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Series 1 preferred stock issued as consideration for a license agreement	$—	$119,045

Payment of Series 1 preferred stock dividends in preferred stock	$13,939	$3,591

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Business

Overview

ZIOPHARM Oncology, Inc., which is referred to herein as “ZIOPHARM” or the “Company,” is a biopharmaceutical company seeking to develop, acquire, and commercialize, on its own or with partners, a diverse portfolio of immuno-oncology therapies.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has minimal revenues to date. The Company anticipates that its losses will continue for the foreseeable future. As of September 30, 2017, the Company has approximately $84.4 million of cash and cash equivalents. At September 30, 2017, the Company’s accumulated deficit was approximately $699.2 million. Given its development plans, the Company anticipates its cash resources will be sufficient to fund its operations into the fourth quarter of 2018. The Company will need to raise additional capital, whether through a sale of equity or debt securities, licensing arrangements, asset sales, additional product collaborations or other means, to complete the development and commercialization of its product candidates, to support its ongoing activities and to continue as a going concern. The forecast of cash requirements is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors including changes in the Company’s business strategy and direction of its research and development efforts, competitive and technical advances, regulatory changes or other developments.

The Company has based its estimates on assumptions that may prove to be wrong, and its expenses could prove to be significantly higher than it currently anticipates. Management does not know whether additional financing will be on terms favorable or acceptable to the Company when needed, if at all. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into collaboration or partnership agreements for further development of its product candidates, management may need to curtail its current development efforts and cut operating costs in order to conserve its cash. Based on the forecast, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

The results disclosed in the statements of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. Financings

On May 11, 2017, the Company sold in an underwritten public offering an aggregate of 9,708,738 shares of its common stock. The price to the public in the offering was $5.15 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $4.893 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $47.3 million after deducting underwriting commisions and estimated offering expenses payable by the Company.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K. There have been no material changes in those policies since the filing of its Form 10-K.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. We expect to adopt this standard using the modified retrospective approach on January 1, 2018. We are in the process of completing our assessment and anticipate that the implementation will result in a decrease to collaboration revenues and an increase to deferred revenue. We continue to review the impact that this new standard will have on collaboration and license arrangements as well our financial statement disclosures.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Summary of Significant Accounting Policies – (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting, or ASU 2016-09, to require changes to several areas of employee share-based payment accounting in an effort to simplify share-based reporting. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment recorded to retained earnings as of January 1, 2017. The update requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settled. It also allows the Company to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering a liability. The income tax related items had no effect on the current period presentation and the Company maintains a full valuation allowance against its deferred tax assets.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows in an effort to reduce existing diversity in practice. The update includes eight specific cash flow issues and provides guidance on the appropriate cash flow presentation for each. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Under this new update, entities are required to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. This guidance will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements and does not expect there to be a material impact on the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$79,488	$79,488	$—	$—

Liabilities:
Derivative liabilities	$(2,350)	$—	$—	$(2,350)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$77,120	$77,120	$—	$—

Liabilities:
Derivative liabilities	$(862)	$—	$—	$(862)

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

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
Stock options	3,622,335	3,448,070
Unvested restricted stock	1,330,492	1,236,388
Preferred stock	22,398,582	22,564,685

	27,351,409	27,249,143

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Net Loss per Share – (continued)

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a ZIOPHARM Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, Ares Trading, S.A. and the Company, is publicly announced. Assuming a conversion event date of September 30, 2017, the Series 1 preferred stock would convert into 22,398,582 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over the previous 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 6 and Note 9 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-current assets on the balance sheet as of September 30, 2017 and December 31, 2016. The lease for office space in New York, NY expires in October 2018.

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

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the Company’s Boston office space to incorporate all three lease agreements under the same master agreement, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of September 30, 2017, and December 31, 2016, a total security deposit of $128 thousand is included in deposits on the balance sheet.

Total rent expense was approximately $177 thousand and $545 thousand for the three and nine months ended September 30 2017, respectively. Total rent expense for the three and nine months ended September 30, 2016 was $109 thousand and $231 thousand, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at September 30, 2017 and December 31, 2016 of $180 thousand ($166 thousand current and $14 thousand long-term) and $281 thousand ($155 thousand current and $126 thousand long-term), respectively, which is recorded in deferred rent on the balance sheets.

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

Subsequent to the the 2016 ECP Amendment, discussed below, and subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company is obligated to pay Intrexon on a quarterly basis 20% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis. The Company likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a stock purchase agreement with Intrexon.

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

During the first 24 months after September 28, 2015, the GvHD Agreement may be terminated by (i) either party in the event of a material breach by the other, except for the failure of the other party to use diligent efforts or to comply with any diligence obligations set forth in the GvHD Agreement and (ii) Intrexon under certain circumstances if the Company assigns its rights under the GvHD Agreement without Intrexon’s consent. Following such twenty-four-month period, Intrexon may also terminate the GvHD Agreement if the Company elects not to pursue the development of the GvHD Program identified by Intrexon that is a Superior Therapy, as defined in the GvHD Agreement. Also following such period, the Company may voluntarily terminate the GvHD Agreement upon 90 days’ written notice to Intrexon.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor, or CAR, T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and T-cell receptors, or TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.

Pursuant to the terms of the MD Anderson License, MD Anderson received consideration consisting of $50.0 million in shares of the Company’s common stock (or 10,124,561 shares), and $50.0 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the MD Anderson License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The License Shares were issued to MD Anderson on March 11, 2015, pursuant to the terms of the MD Anderson License.

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

Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the nine months ended September 30, 2017, the Company made payments in the aggregate amount of $9.3 million to MD Anderson compared to $11.3 million during the nine months ended September 30, 2016. The decrease in cash paid to MD Anderson during 2017 is a result of approved expenditures incurred by the Company being deducted from the April and July 2017 payment. As of September 30, 2017, MD Anderson had used $6.2 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $29.4 million is included in other current assets at September 30, 2017. The Company’s final payment to MD Anderson is due in January 2018 and the Company will continue to assess the timing and expected use of the funds.

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

In connection with the MD Anderson License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the Company’s common stock held by MD Anderson on the date that the Registration Statement is filed. Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (File No. 333-201826) was filed on April 1, 2015 in satisfaction of the Company’s obligations under the Registration Rights Agreement.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Intrexon is entitled to receive $5.0 million payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company is responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three and nine months ended September 30, 2017, the Company has expensed $718 thousand and $994 thousand under the Ares Trading Agreement, respectively.

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

The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value independent from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services which are currently estimated to be nine years, beginning with the commencement of the research and development services. During the three and nine months ended September 30, 2017 and 2016, the Company recognized $1.6 million, each quarter, of revenue related to the Ares Trading Agreement. As of September 30, 2017, the remaining balance of deferred revenue associated with the upfront payment is $43.1 million, of which $6.4 million is current and $36.7 million is classified as long-term. As of December 31, 2016, the remaining balance of deferred revenue associated with the upfront payment was $47.9 million, of which $6.4 million was current and $41.5 million was classified as long term.

Patent and Technology License Agreement—The University of Texas MD Anderson Cancer Center and the Texas A&M University System

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

On July 31, 2014, the Company entered into an amendment and restatement of the License and Collaboration Agreement granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, the Company will be eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. One remaining royalty payment of $250 thousand is due in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the nine months ended September 30, 2017 and 2016.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty, or SB, transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. The Company’s remaining obligation for this CRADA is $5.6 million over the next three years, payable in $625 thousand payments on a quarterly basis. During the nine months ended September 30, 2017, the Company paid and expensed three payments totaling $1.9 million.

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

On March 27, 2015, the Company and Intrexon entered into a Second Amendment to the Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company 50% of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (Note 6). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

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

On June 29, 2016, the Company entered into the 2016 ECP Amendment, with Intrexon, amending the Channel Agreement, and the 2016 GvHD Amendment, amending their existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Intrexon under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of ZIOPHARM Products (as defined in the Channel Agreement), calculated on a ZIOPHARM Product-by-ZIOPHARM Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company will pay to Intrexon under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Merck Serono, the biopharmaceutical business of Merck KGaA.

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

During the three months ended September 30, 2017, the Company issued an aggregate of 3,414 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $4.9 million, which is a component of temporary equity and recorded a gain on the change of the derivative liabilities in the amount of $202 thousand. See Notes 4 and 9 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the three months ended September 30, 2017 and 2016, the Company expensed $5.6 million and $4.9 million, respectively, for services performed by Intrexon. During the nine months ended September 30, 2017 and 2016, the Company expensed $16.8 million and $17.0 million, respectively, for services performed by Intrexon. As of September 30, 2017 and December 31, 2016, the Company recorded $5.5 million and $3.4 million, respectively, in current liabilities on its balance sheet for amounts due to Intrexon.

Collaboration with Intrexon and MD Anderson

On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the nine months ending September 30, 2017, the Company made three quarterly payments totaling $9.3 million, bringing the total aggregate payments to $35.6 million under this arrangement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Research and development	$615	$505	$1,772	$1,398
General and administrative	1,467	1,514	4,393	4,696

Stock-based compensation expense	$2,082	$2,019	$6,165	$6,094

The Company granted 593,500 and 859,000 stock options during the three and nine months ended September 30, 2017 with a weighted-average grant date fair value of $4.29 and $4.34 per share, respectively. The Company granted an aggregate of 21,300 and 157,300 stock options during the three and nine months ended September 30, 2016 with a weighted-average grant date fair value of $3.71 and $5.36 per share, respectively.

For the three months ended September 30, 2017 and 2016, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2017	2016
Risk-free interest rate	1.88 - 2.01%	1.27 - 1.37%
Expected life in years	6	6
Expected volatility	80.82 - 80.95%	79.26 - 79.34%
Expected dividend yield	0	0

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,465,335	$5.07
Granted	359,000	6.28
Exercised	(80,000)	4.85
Cancelled	(122,000)	6.64

Outstanding, September 30, 2017	3,622,335	$5.14	6.22	$5,657

Options exercisable, September 30, 2017	2,696,835	$4.62	5.39	$5,215

Options exercisable, December 31, 2016	2,671,835	$4.40	5.88	$3,383

Options available for future grant	1,540,760

At September 30, 2017, total unrecognized compensation costs related to unvested stock options outstanding amounted to $5.0 million. The cost is expected to be recognized over a weighted-average period of 1.71 years.

In September 2017, the Company granted an option for 500,000 shares of its common stock, with an exercise price of $6.16 per share, and vesting one third on the next three grant date anniversaries. This option was granted outside of the 2012 plan and therefore, is not included in the table above. The grant date fair value was $2.2 million. As of September 30, 2017, all 500,000 options are outstanding with a remaining contractual life of 10.0 years.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2016	1,680,492	$7.49
Granted	—	—
Vested	(350,000)	9.35
Cancelled	—	—

Non-vested, September 30, 2017	1,330,492	$9.46

At September 30, 2017, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $6.0 million. The cost is expected to be recognized over a weighted-average period of 1.33 years.

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

During the three months ended September 30, 2017, the Company issued an aggregate of 3,414 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $4.9 million, which is a component of temporary equity and recorded a gain on the change in fair value of the derivative liabilities in the amount of $202 thousand (Note 10).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
September 30, 2017:
Derivative liabilities	Liabilities	$2,350

The change in the derivative liability for the three months ended September 30, 2017 consisted of the following:

($ in thousands)
Fair Value
Balance, June 30, 2017	$2,480
Dividends	72
Change in fair value of derivative liabilities	(202)

Balance, September 30, 2017	$2,350

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

	September 30, 2017	December 31, 2016
Risk-free interest rate	1.72%	1.69%
Expected dividend rate	0	0
Expected volatility	70.20%	72.70%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$1.00	$1.00

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

Company Overview

ZIOPHARM Oncology, Inc. is a biopharmaceutical company seeking to develop, acquire and commercialize, on its own or with partners, a diverse portfolio of immuno-oncology therapies. We are currently focused on developing therapeutics in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer and graft-versus-host-disease (GvHD), a type of auto-immune disease. Pursuant to two exclusive channel partner agreements, or Channel Agreements with Intrexon Corporation, or Intrexon, we obtained certain exclusive rights to Intrexon’s technologies for use in the fields of oncology and GvHD.

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

On November 6, 2017, the Company announced details regarding four abstracts being presented as part of the 22nd Annual Meeting and Education Day of the Society for Neuro-Oncology (SNO). E. Antonio Chiocca, M.D., Ph.D. will present an e-talk, entitled, “A Phase 1 study of Ad-RTS-hIL-12 + veledimex in adult recurrent glioblastoma” on Saturday, November 18, 2017. John A Barrett Ph.D., Ziophaarm Vice President of Research and Development/Translational Medicine. will present two oral presentations; the first, entitled, “Controlled expression of IL-12 improves survival in glioma by activating the immune response in mice and humans” will be presented on Sunday, November 19, 2017; the second, entitled, “Controlled local expression of IL-12 as gene therapy concomitant with systemic chemotherapy improves survival in glioma” will be presented on Sunday, November 19, 2017. Stewart Goldman, MD, will present a poster, entitled “Phase 1 study of Ad-RTS-hIL-12 + veledimex in pediatric brain tumors on Friday, November 17, 2017.

On October 16, 2017, we announced that the first patient has been dosed in a new Phase 1 study of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. This open label study will assess the safety and tolerability of a single intratumoral injection of Ad-RTS-hIL-12, and is conducted in two groups: the first is comprised of pediatric patients with recurrent or progressive brain tumors in the cortex, while the second is comprised of pediatric patients with diffuse intrinsic pontine glioma (DIPG). This Phase 1 study is being conducted at leading pediatric cancer centers across the United States, including Ann & Robert H. Lurie Children’s Hospital in Chicago, Dana-Farber Cancer Institute in Boston and the University of California, San Francisco. The first pediatric patient has received Ad-RTS-hIL-12 plus veledimex at Lurie Children’s Hospital.

On September 18, 2017 we announced updated data from a subset of patients in its Phase 1 multicenter study of Ad-RTS-hIL-12 + veledimex in patients with recurrent or progressive glioblastoma (GBM) was presented by E. Antonio Chiocca, M.D., Ph.D., Harvey W. Cushing Professor of Neurosurgery, Department of Surgery, Harvard Medical School, Surgical Director, Center for Neuro-oncology, Dana-Farber Cancer Institute, Chairman, Neurosurgery, Brigham and Women’s Hospital and Co-Director, Institute for the Neurosciences, Brigham and Women’s Hospital at the 79th Annual Meeting of the American Academy of Neurological Surgery (AAcNS) in Santa Barbara, CA. Dr. Chiocca’s oral presentation, included detail on three biopsied patients that were shown to have pseudo-progression rather than tumor progression. Pseudo-progression may be seen in post-treatment imaging studies of the brain, where the tumor site appears larger compared to baseline, but these changes were shown to be due to infiltration of immune cells, as evidenced by subsequent biopsies. Importantly, some GBM lesions on repeated MRI scans showed evidence of similar progression, later followed by regression, which is consistent with immune-mediated anti-tumor effects, the postulated mechanism of action underlying Ad-RTS-hIL-12 + veledimex.

On September 28, 2017, we announced the appointment of David Mauney, M.D., as our Executive Vice President and Chief Business Officer. Dr. Mauney has assumed leadership of our corporate development and investor strategy functions, and, as of November 6, 2017, he has also assumed the role of interim Chief Operating Officer, reporting directly to Laurence Cooper, M.D., Ph.D., our Chief Executive Officer.

On June 28, 2017, we announced the initiation of a stereotactic treatment cohort in our Phase 1 study of Ad-RTS-hIL-12 + veledimex in rGBM. The stereotactic study arm serves as a runway to clinical studies of controlled IL-12 gene therapy in pediatric patients and in adult patients in combination with checkpoint inhibitors. The stereotactic cohort will include patients with rGBM that are not scheduled to undergo surgical resection to assess the safety and tolerability of a single dose of Ad-RTS-hIL-12 administered via injection and activated with orally-administered veledimex (initially, 20 mg QD, days 1-14). By introducing stereotactic administration, we broaden the population of patients who may be eligible for treatment, including children with DIPG, a rapidly fatal and inoperable form of brain cancer. Additionally, preclinical studies of this tunable IL-12 gene therapy in combination with an immune checkpoint inhibitor have yielded promising results, notably a 100 percent survival rate was observed in a cohort of the treated mice, and we will be advancing this approach into the clinic in the next few months.

At the 2017 American Society of Clinical Oncology Annual Meeting held in June, the Company reported encouraging results from patients receiving intratumoral Ad-RTS-hIL-12 with 20 mg of orally-administered veledimex (n = 15) following craniotomy, with a median overall survival (mOS) of 12.5 months comparing favorably to historical controls. The mOS compares favorably with the survival of patients in other studies who received approved medications and device for the treatment of rGBM.

In support of the mOS data, the Company has provided three lines of evidence to show why patients with rGBM may benefit from Ad-RTS-hIL-12 + veledimex. The first is that patients who received low dose systemic corticosteroids for post-operative management have a much better survival rate than those who received elevated systemic corticosteroids, as the latter presumably interferes with immune activation. The second mOS appears directly correlated to a ratio of CD8+/FOXP3+ (effector/suppressor) T cells measured in peripheral blood which is consistent with IL-12-mediated cellular immune activation. The third is that biopsies of three patients 22 weeks after completion of veledimex showed new infiltration of CD8+ T cells which produce IFN-gamma which is attributed to the effects of IL-12, as well the evidence of the imaging phenomenon known as pseudo-progression, a confirmatory response to the immune activation by IL-12.

The Company is pleased with the recent confirmatory evidence of mechanism of action underlying the observed therapeutic effect and continues to progress towards a registration study for Ad-RTS-hIL-12 + veledimex for rGBM. Based on guidance from U.S. and European regulatory authorities on such a registration study, the Company is planning to initiate a randomized control trial by the end of 2017. The Company remains in active discussions with multiple potential collaborators relative to the execution of the registration study of Ad-RTS-hIL-12 + veledimex.

Pursuant to our Channel Agreement for the cancer program, in January 2015, we and Intrexon obtained an exclusive, worldwide license to certain additional immuno-oncology technologies owned and licensed by The University of Texas MD Anderson Cancer Center, or MD Anderson, including technologies relating to novel chimeric antigen receptors, or CARs, natural killer cells, or NK cells and T-cell receptors, or TCRs. We refer to this as the MD Anderson License. We plan to use these technologies to develop genetically modified T cells and other immune cells that will target and kill cancer cells using viral and non-viral approaches to gene transfer. Regarding our non-viral gene transfer approach, we are using Sleeping Beauty, or SB, a transposon/transposase system under the MD Anderson License to express CAR in clinical trials to render T cells specific for CD19. This approach differs from that of many of our competitors in that it does not rely on virus for gene transfer. We believe product manufacturing using the SB approach will be simpler, faster, and less costly than viral manufacturing. The initial associated trials using the first-generation CAR with a four-week manufacturing process showed favorable progression-free survival, or PFS, and/or overall survival when patient- and donor-derived CAR T cells, or CAR+ T, were infused after hematopoietic stem-cell transplantation, or HSCT. All patients receiving autologous SB-modified T cells had non-Hodgkin lymphoma, or NHL, and most patients receiving allogeneic CAR+ T cells had acute lymphoblastic leukemia, or ALL. The safety data associated with patients who received SB-modified T cells is reassuring. A summary of the initial clinical experience using SB-modified CD19-specific CAR+ T cells in patients with NHL and ALL was published in the Journal of Clinical Investigation in September 2016. In addition to survival of the recipients, these trials demonstrated that the infused T cells persisted for lengths of time that compared favorably with T cells genetically modified with virus to express CAR.

We are currently enrolling patients for an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL received CD19-specific CAR+ T cells produced with a three-week manufacturing process and achieved a complete remission with normalization of positron emission tomography–computed tomography, or PET/CT, tumor imaging lasting approximately six months. At the 2016 Annual Meeting of the ASGCT, we presented preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately two weeks as compared to the four weeks needed for previous first-generation CAR+ T process). Our second-generation CD19 trial underway is accomplishing important aims: (1) testing of the revised CAR design to lengthen CAR+ T cell persistence (2) shortening the manufacturing process from four to as short as two weeks and (3) establishing continued safety of SB-modified T cells in patients. The Company expects to stop enrollment in this study in 2018, as the third-generation study commences. Updates on patients who were enrolled in our first generation trials and second generation trial, and the respective persistence of infused CAR+ T cells will be presented in posters at the 2017 American Society of Hematology Annual Meeting, or ASH in December.

The learnings from these first and second-generation trials form the basis of our third-generation phase 1 trial, which is designed to leverage SB CAR+ T cells co-expressing a membrane-bound version of the cytokine interleukin (IL)-15, or mbIL15, and employing a SB non-viral manufacturing process of less than 2 days. We anticipate entering the clinic with our mbIL-15 product candidate and its shortened manufacturing process, which we are calling point-of-care (P-O-C), in 2018.

IL-15 is a critical cytokine for cell proliferation, maintaining cells in a “younger”, less differentiated state. A point-of-care process delivers genetically modified T cells with superior proliferative potential in vivo, or “inside of the body”. We believe that data presented at the 2016 American Society of Hematology Meeting, or ASH, supported by an earlier 2016 publication in the Proceedings of the National Academy of Sciences, indicated promising results: third generation SB CAR+ T cells demonstrated that a single, low dose of T cells co-expressing a CD19-specific CAR and mbIL15 resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival. These clinical and preclinical data support the Company’s point-of-care plans to rapidly infuse SB CAR+ T cells in a Phase 1 trial. With the intent to administer clinical-grade SB CAR+ T cells loaded with mb-Il-15, with a manufacturing process of less than 2 days, this non-viral CAR-T approach has the potential to outpace viral-based methods in terms of time to treatment and cost. We anticipate undertaking an investigator-led study utilizing point-of-care to generate CD19-specific T cells at MDACC in 2018. Control systems are also being developed such as the RTS® for receptor and/or cytokine expression, as well as for the conditional ablation of genetically modified cells using a kill switch. The Company has decided to initially launch the P-O-C program without the RTS® switch and will instead use a “kill switch” for control. A poster at the 2017 Annual Meeting of ASH will present further preclinical in vitro and in vivo data on the intended CD19 mbIL15 point-of-care target. We anticipate future CAR+ T programs from the Company may also utilize the P-O-C manufacturing approach.

The company has reprioritized its pipeline and intends to enhance its focus and resources towards advancing the point-of-care CAR+T target to the clinic. We will continue efforts to genetically modify allogeneic NK cells to improve their persistence and anti-tumor efficacy, but we have decided to pause further development of the Off-the-shelf (OTS) non-genetically modified primary NK program for AML.

On May 2, 2017, we announced that an investigator-initiated Investigational New Drug, or IND, application for a Phase 1 study of CD33-specific CAR+ T therapy for treatment of relapsed or refractory acute myeloid leukemia, or AML was active. The CD33-specific CAR+ T cells also incorporate a kill switch designed to eliminate the modified T cells after infusion under potential adverse safety conditions. A poster detailing preclinical data supportive of the CD33 CAR+ T therapy will be presented at the 2017 Annual Meeting of ASH in December. The Phase 1 study is open to enrollment.

The Company is also developing T cell therapies for solid tumor targets. Only a minority of tumor antigens are on the surface and able to be targeted by CARs, while most tumor-derived antigens are within the cell and will likely need to be targeted by TCRs. Therefore, we are developing approaches to target solid tumors using T cells genetically modified with the SB system to express TCRs for recognition of neoantigens. Data demonstrating the ability to generate T cells with patient-specific TCRs against neoantigens utilizing the SB system were published in Molecular Therapy in 2016. We also presented further preclinical information regarding the targeting of solid tumors at the 2016 Annual Meeting of ASH.

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of adoptive cell transfer, or ACT)-based immunotherapies genetically modified using the SB transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. We will conduct clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. Preparations for the clinical trial are underway at the NCI. Following validation of the manufacturing process, we anticipate submission of the IND in the first quarter of 2018.

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

We believe that the combined expertise and knowledge gained from our research programs with Intrexon in adoptive T-cell therapies and cytokine modulation for the treatment of cancer positions us well to develop and implement therapeutic approaches addressing an area of high unmet medical need for patients with GvHD. Through the GvHD Agreement, we and Intrexon plan to pursue engineered cell therapy strategies, used either separately or in combination, for targeted prevention and/or treatment of GvHD. The first approach under consideration is the engineering of Tregs. An update of preclinical research on the gene-modified Tregs will be provided in a poster at the 2017 Annual Meeting of ASH. The second approach is expected to utilize the deployment of Intrexon’s orally delivered microbe-based ActoBiotics® therapeutics, based on Lactococcus lactis, to modulate immune function.

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

Combining the non-viral genetic engineering technologies, we licensed from MD Anderson together with Intrexon’s industrialized approach to gene engineering and cell control, we believe we can reprogram T cells to express a particular CAR or TCR construct that will enable the T cell and/or NK cell to recognize and target cancer cells. CAR+ T cells target cell surface tumor antigens, such as CD19, that exist on cancer cells and that are independent of human leukocyte antigens, or HLAs, and which we refer to as “public” antigens. TCR-expressing T cells target tumor antigens that are dependent on HLAs and which we refer to as “private” antigens and include neoantigens. NK cells target tumors with loss or differences of HLAs, or tumors with no defined antigens. Most CAR+ and TCR+ genetically modified T cells currently being developed by competitors are autologous, or derived from the patient’s own mononuclear white blood cells, and gene engineered with viral technology. As a result, the patient’s blood must be harvested, shipped to a “centralized” manufacturing facility where the isolated mononuclear white blood cells are modified using a virus to express the CAR or TCR, and then shipped back to the hospital and infused into the patient. The process can take weeks and is labor intensive and costly. Currently, this complex technique can only be done in sophisticated laboratories. We believe we will be able to manufacture genetically modified cells using viral and non-viral methods. The latter may result in a reduced cost of manufacturing, particularly as we develop processes to eliminate the requirements for cell propagation and activation, thereby facilitating a shortened manufacturing process, which can be implemented at multiple points-of-care. Our non-viral methods, which we believe are customizable, fast, and less costly than other gene transfer approaches, together with our industrialized, scalable engineering approach, are expected to enable highly efficient and less costly manufacturing approaches to gene-engineered, cell-based therapy. In addition, our proprietary RTS® and/or kill switches may give us the ability to control in vivo gene expression of CAR or TCR or cytokine on T cells and/or NK cells, which we believe could result in significantly lower toxicity compared to other products currently in development.

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

Market Opportunities

Glioblastoma is an aggressive primary brain tumor affecting approximately 74,000 people worldwide each year; it is a fast-growing, aggressive type of central nervous system tumor, with an estimated 12,390 new adult cases predicted in the United States for 2017 according to the American Brain Tumor Association. Recurrence rates for this type of cancer are near 90 percent, and prognosis for adult patients is poor with treatment often combining multiple approaches including surgery, radiation and chemotherapy. Recurrent glioblastoma is an aggressive cancer with one of the lowest 3-year survival rates, at 3%, among all cancers. For patients who have experienced multiple recurrences, the prognosis is particularly poor, with a median overall survival (OS) of 6-7 months, while OS in patients who have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately 3-5 months. Given the poor overall prognosis and lack of effective treatments, new therapeutic approaches for malignant gliomas are needed. In children, the incidence of brain cancer is approximately 4.84 per 100,000, according to the National Cancer Institute. Glioma in the cortex (cerebrum) of children is unusual and is treated along the same lines as in adults with occurrence common and survival poor. Glioma in the pontine region of the brain, or DIPG, accounts for approximately 15 percent of all cases of pediatric brain tumors, with a median survival time of less than one year. Because of where these tumors are situated, DIPG is inaccessible to surgery and there are no curative options.

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

It is estimated that in 2016 more than 15.5 million people in the U.S. were living with, or are in remission from some form of cancer. Approximately 1,688,780 new cancer cases are expected to be diagnosed in the US in 2017 according to the American Cancer Society. Of these, the majority will be caused by solid tumors. Malignancies of epithelial tissue, or carcinomas, represent 80 to 90 percent of all cancer cases according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute. These diseases include colorectal, non-small cell lung, skin, bladder and head and neck cancers, among others. Despite significant advances in immunotherapy many patients with metatstatic carcinomas will die from disease progression. Cancer is the second most common cause of death in the US, accounting for nearly 1 of every 4 deaths.

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

We reported biologic data from this Phase 1 study in our presentation titled, “Intra-tumoral regulated expression of IL-12 as a gene therapy approach to treatment of glioma,” at the Society for Neuro-Oncology (SNO) 20th Annual Scientific Meeting, November 19-22, 2015 in San Antonio, TX. On February 24, 2016, we announced the successful completion of the initial dosing cohort and that the first patient had been dosed in the next succeeding cohort of the GBM study. In addition to Ad-RTS-IL-12 + veledimex as monotherapy, we have undertaken preclinical studies that suggest we may be able to combine this viral-based immunotherapy with an immune checkpoint inhibitor, or iCPI, to improve the anti-tumor effect for recurrent GBM. In May 2016, we presented the preclinical data from these preclinical studies at the Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, and we believe the data supports the first-in-human application of combining Ad-RTS-IL-12 + veledimex with an iCPI for investigational treatment of rGBM.

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

It is established that the measurement of progression-free survival, or PFS, with immunotherapy may not correlate directly with overall survival, or OS. For purposes of the data that we presented at the ASCO annual meeting in 2016, all pseudoprogression/progression were assumed to trigger progressive disease for PFS analysis by Response Assessment for Neuro-Oncology, or RANO. However, clinical benefit, including long-term survival and tumor regression, can still occur after initial disease progression or after the appearance of new lesions in the Immunotherapy Response Assessment for Neuro-Oncology, or iRANO.

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

We presented further interim updates on the progress of the Phase 1 GBM study, including longer-term survival follow-up, at the SNO 21st Annual Scientific Meeting in November 2016, in a poster entitled, “Phase 1 study of intratumoral viral delivery of Ad-RTS-hIL-12 + oral veledimex is well tolerated and suggests survival benefit in recurrent high grade glioma,” demonstrating median overall survival of 12.8 months, with 11 of 17 patients alive. Survival rates at 6, 9, and 12 months for patients with multiple recurrences prior to administration of Ad-RTS-hIL-12 were 100%, 86%, and 71%, respectively, in the 20 mg cohort, and 87%, 65%, and 54%, respectively, for all subjects. In addition, a nonclinical poster was also presented at SNO in November entitled “Local regulated IL-12 expression as an immunotherapy for the treatment of pontine glioma”. Based on pre-clinical data in a pontine mouse model of Ad-RTS-IL-12 + veledimex presented at SNO November 2016, the Company has initiated a Phase 1 study in the treatment of brain tumors in children.

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

As a result of a series of discussion with regulators, key opinion leaders and various other stakeholders, the Company believes that a randomized controlled trial is likely an effective mean to create shareholder value. Although some regulators have indicated a willingness to entertain a single-arm study, other regulators representing key markets are requiring a randomized trial design. The Company priorities are to accelerate partnership discussions and/or raise additional funds to further advance the program. With a commercialization path in view, we continue to actively engage broad discussions around financial strategies to bring this important therapeutic candidate to the market.

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

The platform we, together with Intrexon, exclusively licensed from MD Anderson uses the Sleeping Beauty, or SB, non-viral genetic modification system to generate and characterize new CAR+ T and TCR designs, which enables a high-throughput approach to evaluate genetically modified immune cells in oncology. These CAR and TCR molecules are evaluated based on measurements of T-cell function, phenotype, and genotype. We believe this non-viral gene transfer using the SB system is unique in the field of oncology and may avoid the expense and manufacturing difficulty associated with creating T cells engineered to express CAR and TCR using viral vectors. After electroporation, the transposon/transposase employed by Sleeping Beauty improves the efficiency of integration of donor plasmids used to express CAR and other transgenes in T cells. The SB system combined with activating and propagating cells (AaPC) can selectively propagate and thus yield CAR-expressing T cells suitable for human applications. The Company is evaluating co-culture on AaPC for some human applications of CAR- and TCR-modified T cells. Elimination of co-culture on AaPC is contemplated in our technology referred to as “point-of-care” (P-O-C) to rapidly manufacture genetically modified T cells in “real time”. In the preclinical setting, the time to administration of third-generation SB-modified T-cells co-expressing mbIL15 and kill switch has been reduced to less than two days through elimination of the need for in vitro T-cell activation and propagation. The addition of mbIL15 endows CAR-expressing “younger” T cells with an ability to be long-lived after infusion. Associated preclinical data were presented at both the May 2016 ASGCT meeting and the December 2016 annual meeting of ASH; additional data will be presented at the December 2017 annual meeting of ASH. The ability of CAR+ T cells to signal via recombinant IL-15 raises the possibility that lymphodepleting chemotherapy may not be needed. One of the outcomes of reducing the endogenous T-cell mass with chemotherapy is the “freeing up” of endogenous IL-15 which may not be necessary with the administration of CAR+ T cells co-expressing mbIL15.

The Company expects to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with RheoSwitch Therapeutic System® (RTS®) and/or kill switches. The IL-12 data arising from the brain cancer trial with Ad-RTS-hIL-12 + veledimex firmly establishes that the RTS® works as a controllable switch in humans. By combining the most clinically advanced non-viral gene integration platform, SB to co-express CAR and mbIL15, and possibly in the future, the transcriptional switch system, RTS®, we will use our point-of-care approach to significantly shorten the time to manufacture T cells. Using this unique set of genetic engineering tools, the Company can employ a broad immunotherapy approach against cancers.

CAR

Through the MD Anderson License, the Company entered the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results from which were published in the Journal of Clinical Investigation in September 2016. An update on patients in the first generation trials will be presented in a poster at the 2017 Annual Meeting of ASH.

We are currently enrolling patients in an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. A patient with multiple-relapsed B-cell ALL who received CD19-specific CAR+ T cells produced with a three-week manufacturing process, achieved a complete remission with normalization of positron emission tomography-computed tomograph, or PET/CT, tumor imaging lasting approximately six months. At the 2016 Annual Meeting of the ASGCT, we presented preclinical data in a mouse tumor model showing improved survival with treatment using CAR+ T cells with reduced time in culture (approximately two weeks as compared to the four weeks needed for previous first-generation CAR+T process). Our second-generation CD19 trial is underway, and employs a revised CAR design and shortened manufacturing process advancement, with culturing times as short as two weeks. A summary of this ongoing trial will be presented in a poster at the 2017 Annual Meeting of ASH. We anticipate stopping enrollment in this trial in 2018.

In the preclinical setting, the time to administration of third-generation SB CAR+ T cells co-expressing a membrane-bound version of the cytokine IL-15, or mbIL15 has been reduced to less than two days. This shortened very rapid manufacturing process, referred to as point-of-care, delivers genetically modified T cells with superior proliferative potential in vivo. We believe that data presented at the December 2016 annual meeting of ASH, supported by an earlier publication in the Proceedings of the National Academy of Sciences in November 2016 indicated promising results: third generation SB CAR+ T cells demonstrated that a single low-dose of T cells co-expressing a CD19-specific CAR, mbIL15, and kill switch resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival in mice. Additional preclinical data will be provided in a poster at the 2017 Annual Meeting of ASH. These clinical and preclinical data support the Company’s P-O-C plans to very rapidly infuse SB CAR+ T cells in a Phase 1 trial in 2018. With the intent to administer clinical-grade SB CAR+ T cells in less than 48 hours, this non-viral CAR-T approach has the potential to outpace viral-based methods in terms of time to treatment and cost. The P-O-C technology is based on the non-viral gene transfer to stably integrate both CAR and mbIL15 with a switch.

On July 12, 2016, we announced that, after receiving feedback from the U.S. National Institutes of Health Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, we anticipated progressing plans for a Phase 1 adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies, presented at the 2016 annual meeting of ASH, demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML showed that these CAR-T cells were able to eliminate disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicated biological activity and are suggestive of potential therapeutic effect for the treatment of AML. Additional preclinical data on this program will be presented in a poster at the 2017 Annual Meeting of ASH. This Phase 1 clinical trial is now open for enrollment at MD Anderson.The anticipated clinical data will help establish that CD33 can be targeted by CAR on genetically modified T cells which will provide a foundation for considering then advancing this program under point-of-care.

NK Cell

The company has reprioritized its pipeline and intends to enhance its focus and resources towards advancing the P-O-C to the clinic. As a result, the Company has decided to pause further development of the OTS non-genetically modified primary NK program for AML. Instead, the company will continue efforts to genetically modify allogeneic NK cells to improve their persistence and anti-tumor efficacy.

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

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the SB transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. Preparations for the clinical trial are underway at the NCI. Following validation of the manufacturing process, we anticipate submission of the IND in the first quarter of 2018.

GvHD Program

GvHD may occur after a bone marrow or stem cell transplant in which someone receives bone marrow tissue or cells from a donor. The new, transplanted cells regard the recipient’s body as foreign. When this happens, the newly transplanted cells attack the recipient’s body. We, together with Intrexon, are initiating a research program focused on addressing the underlying pathologies of GvHD through Intrexon’s engineered cell platforms. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T cells, such as expressing, membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express cytokines such as interleukin-2 to modulate immune function. We believe these strategies have the potential to broaden the number of patients eligible to receive allogeneic HSCT and also increase the number of effective donor/recipient combinations. Preclinical data from the regulatory T-cell program will be presented in a poster at the 2017 Annual Meeting of ASH.

Milestones

We achieved and expect to achieve the following milestones in 2017:

•	Intra-tumoral IL-12 RheoSwitch® programs:

•	Update clinical data from Phase 1 of Ad-RTS-hIL-12 + veledimex for recurrent GBM was presented at ASCO

•	Update clinical data from Phase 1 of Ad-RTS-hIL-12 + veledimex for recurrent GBM to be presented at SNO

•	Initiate pivotal clinical trial for recurrent GBM

•	Initiate stereotactic administration of Ad-RTS-hIL-12 + veledimex for recurrent GBM

•	Initiate combination study of Ad-RTS-hIL-12 + veledimex with iCPI (anti-PD-1) for recurrent GBM

•	Initiate Phase 1 study in the treatment of brain tumors in children

•	CAR+ T programs:

•	Continue CD19-specific CAR+ T second-generation clinical study, enrolling patients under shortened manufacturing

•	Advance CD19 third generation mbIL15 towards a Phase 1 clinical study evaluating P-O-C

•	Initiate a CD33-specific CAR+ T clinical study in adults and children for relapsed or refractory AML

•	Advance CAR+ T-cell preclinical studies under a shortened manufacturing process towards P-O-C

•	TCR programs:

•	Execute CRADA with NCI utilizing Sleeping Beauty to generate T cells targeting neoantigens for treatment of patients with solid tumor malignancies

•	Advance development of process for delivering personalized gene-modified T-cell products against neoantigens

•	NK cell programs:

•	Advance development of genetically modified NK cells with improved persistence and potency

•	GvHD programs:

•	Advance preclinical studies

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

Financial Overview

Overview of Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and nine months Ended September 30, 2016

Revenue. Revenue during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
Collaboration revenue	$1,598	$1,598	$—	0%	$4,792	$5,264	$(472)	-9%

Revenue for the three months ended September 30, 2017 remained unchanged compared to revenue for the three months ended September 30, 2016. During each of the three months ended September 30, 2017 and 2016, we recognized $1.6 million in revenue under the Ares Trading Agreement (Note 6, Commitments and Contingencies).

Revenue for the nine months ended September 30, 2017 decreased, compared to revenue for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we recognized $272 thousand in revenue as part of normal amortization of a $5.0 million upfront payment received in March 2011 under the Solasia agreement (Note 6, Commitments and Contingencies). The $5.0 million upfront payment received in March 2011 was amortized over the period of our research and development effort, which was completed in March 2016. Additionally, during the nine months ended September 30, 2016, we recognized $200 thousand from our 2015 license agreement with Predictive Therapeutics for Palifosfamide. The revenue recognized under both the Solasia and Predictive agreements was fully recognized in 2016.

Deferred revenue of $43.1 million is comprised entirely of revenue to be recognized under the Ares Trading Agreement which will be earned over the period of effort, estimated to be nine years.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
Research and development	$11,105	$8,975	$2,130	24%	$33,903	$148,402	$(114,499)	-77%

Research and development expenses for the three months ended September 30, 2017 increased by $2.1 million, as compared to the three months ended September 30, 2016. The increase in research and development expenses for the three months ended September 30, 2017 is primarily due to an increase of $1.1 million to support our ongoing trials, an increase of $0.4 million related to our CRADA entered into on January 2017 with the National Cancer Institute, and an increase of $0.6 million in research and development operating expenses related to increased headcount during the three months ended September 30, 2017.

Research and development expenses for the nine months ended September 30, 2017 decreased by $116.0 million, as compared to the nine months ended September 30, 2016. The decrease in research and development expenses for the nine months ended September 30, 2017 is primarily due to the commitment to issue Series 1 preferred stock at fair value under the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (Note 5) resulting in a $119.0 million non-cash charge during the nine months ended September 30, 2016 that was not incurred during the nine months ended September 30, 2017. The $119.0 million non-cash charge, in the prior year, was offset by an increase of $1.6 million related to our CRADA entered into on January 2017 with the National Cancer Institute, an increase of $0.4 million to support our ongoing trials and an increase of $2.1 million in research and development operating expenses related to increased headcount during the three months ended September 30, 2017.

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

For the nine months ended September 30, 2017, our clinical stage projects included a Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; an investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies: and an investigator-led Phase 1 trial infusing the Company’s CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia. The expenses incurred by us to third parties for our Phase 1 study with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $0.6 million for the three months ended September 30, 2017, and $3.6 million from the project’s inception in June 2015 through September 30, 2017. There were no expenses incurred by us to third parties for our Phase 1b/2 study with Ad-RTS-IL-12 + veledimex in metastatic breast cancer for the three months ended September 30, 2017, and $0.8 million from the project’s inception in April 2015 through September 30, 2017. The expenses incurred by us to third parties for our investigator-led Phase 1 study infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.7 million for the three months ended September 30, 2017 and $2.6 million from the project’s inception in December 2015 through September 30, 2017. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing the Company’s CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia were $0.5 million for the three months ended September 30, 2017 and the project’s inception in September 2017 through September 30, 2017.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
General and administrative	$3,571	$3,537	$34	1%	$10,946	$11,058	$(112)	-1%

General and administrative expenses for the three months ended September 30, 2017 remained relatively the same as compared to the three months ended September 30, 2016. The slight increase for the three months ended September 30, 2017 was primarily due to a increases in employee related expenses in comparison to the three months ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2017 decreased by $0.1 million, as compared to the nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2017 was primarily due to a $0.3 million decrease in stock compensation incurred in the year. The $0.3 million decrease in stock compensation was offset by a $0.2 million increase in employee related expenses for the nine months ended September 30, 2017.

Other income (expense). Other income (expense) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change		2017	2016	Change
($ in thousands)
Other income (expense), net	$175	$39	$136	349%	$299	$102	$197	193%
Change in derivative value	202	21	181	100%	(1,292)	21	(1,313)	100%

Total	$377	$60			$(993)	$123

The increase in other income for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, was due primarily to interest received on our cash balance. During the three months ended September 30, 2017 and 2016, the Company recorded a gain on the change in fair value of the derivative liabilities of $202 thousand and $21 thousand, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded a loss on the change in fair value of the derivative liabilities of $1.3 million and a gain on the change in fair value of the derivative liabilities of $21 thousand, respectively. These changes are derived from the number of outstanding shares of preferred stock and their respective valuations.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $84.4 million in cash and cash equivalents, compared to $81.1 million in cash and cash equivalents as of December 31, 2016. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2018. We will need to raise additional capital, whether through a sale of equity or debt securities, licensing arrangements, asset sales, additional product collaborations or other means, to complete the development and commercialization of our product candidates, to support our ongoing activities and to continue as a going concern. The forecast of cash requirements is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors including changes in our business strategy and direction of our research and development efforts, competitive and technical advances, regulatory changes or other developments.

We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into collaboration or partnership agreements for further development of its products, management may need to curtail development efforts, delay, scale back or eliminate some or all our research and development programs and cut operating expenses in order to conserve our cash. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included in our Form 10-K.

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
($ in thousands)
Net cash provided by (used in):
Operating activities	$(42,513)	$(45,261)
Investing activities	(461)	(469)
Financing activities	46,327	(304)

Net increase (decrease) in cash and cash equivalents	$3,353	$(46,034)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•	Non-cash operating items such as depreciation and amortization, stock-based compensation and common and preferred stock issued pursuant to the terms of license agreements;

•	Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the fair value of our derivative liabilities.

Net cash used in operating activities for the nine months ended September 30, 2017 was $42.5 million, as compared to net cash used in operating activities of $45.3 million for the nine months ended September 30, 2016. The net cash used in operating activities for the nine months ended September 30, 2017 was primarily a result of our net loss of $41.1 million, offset by the change in prepaid expenses of $6.7 million, and change in accrued expenses and other liabilities of $2.5 million. The net cash used in operating activities for the nine months ended September 30, 2016 was primarily a result of our net loss of $154.1 million, offset by the issuance of Series 1 Preferred Stock of $119.0 million, the change in prepaid expenses of $9.6 million and the change in accrued expenses and other liabilities of $7.3 million.

Net cash used in investing activities was $461 thousand for the nine months ended September 30, 2017 compared to $469 thousand for the nine months ended September 30, 2016. The change was due to an increase in offsite equipment purchased to support our CAR programs at MD Anderson incurred during the nine months ended September 30, 2017.

Net cash provided by financing activities was $46.3 million for the nine months ended September 30, 2017 compared to $304 thousand used in financing activities for the nine months ended September 30, 2016. The $47.3 million provided by financing activities during the nine months ended September 30, 2017 is a result of our May 2017 underwritten offering which is described in Note 2 to the accompanying financial statements.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2017, our accumulated deficit was approximately $699.2 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of September 30, 2017 was $96.7 million, consisting of $114.9 million in current assets and $18.2 million in current liabilities. Working capital as of December 31, 2016 was $89.1 million, consisting of $104.9 million in current assets and $15.8 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$3,320	$1,193	$1,462	$665	$—
CRADAs	5,625	2,500	3,125	—	—
Royalty and license fees	7,642	7,642	—	—	—

Total	$16,587	$11,334	$4,587	$665	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, MA, and office space in New York, NY. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Our commitments for royalty and license fees relate to our agreement with Baxter Healthcare Corporation for the purchase of the assets relating to indibulin. The remaining contract installment payments to Baxter are comprised of a $250 thousand payment on November 3, 2017. Included in the above table are obligations for the subleased portion of our New York office (See Note 6, Commitments and Contingencies). We expect to receive a total of $334 thousand in the next year and $28.0 thousand in the next 2-3 years from our subtenants in the New York office.

On January 13, 2015, we entered into the MD Anderson License as detailed in Note 6, Commitments and Contingencies. The agreement includes minimum quarterly payments of $3.8 million less approved deductions included in the above table within “Royalty and License Fees.” Our obligations related to this agreement are payments of $7.6 million in the column “Less than 1 Year.”

On January 10, 2017, we entered into a CRADA with the National Cancer Institute as detailed in Note 6, Commitments and Contingencies. The agreement includes minimum quarterly payments of $625 thousand. Our obligations related to this agreement are payments of $2.5 million in the column “Less than 1 Year” and $3.2 million in the column “2 – 3 Years”.

Off-balance sheet arrangements

During the nine months ended September 30, 2017 and 2016, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2017.

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

Effect of Currency Exchange Rates and Exchange Rate Risk Management

We conduct certain of our clinical studies outside of the United States, primarily in Western Europe. These business operations are not material at this time, therefore any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2017, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2017, we had a net loss of $41.1 million, and, as of September 30, 2017, we have incurred approximately $699.2 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement or GvHD Agreement with Intrexon, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

As of September 30, 2017, we have approximately $84.4 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the fourth quarter of 2018, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding the Company’s ability to continue as a going concern. As a result, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated February 16, 2017 included in out Form 10-K.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of September 30, 2017, we have incurred approximately $699.2 million of accumulated deficit and had approximately $84.4 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the fourth quarter of 2018. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement and GvHD Agreement with Intrexon and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and any additional product candidates we pursue will increase the level of our overall research and development expenses significantly going forward.

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

*We will incur additional expenses in connection with our Channel Agreement and GvHD Agreement with Intrexon.

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

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the three months ended September 30, 2017, we issued an aggregate of 3,414 shares, as dividends, of our Series 1 preferred stock to Intrexon, the holder of all the outstanding shares of our Series 1 preferred stock representing monthly dividends due from July 1, 2017 through September 30, 2017. For the year ended December 31, 2016, we issued an aggregate of 6,184 shares, as dividends, of our Series 1 preferred stock representing monthly dividends due from June 30, 2016 through December 31, 2016. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20-day volume-weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a ZIOPHARM Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20-day volume-weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

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

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer.

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer, Dr. David Mauney our Executive Vice President and Chief Business Officer and interim Chief Operating Officer, Caesar J. Belbel, our Executive Vice President and Chief Legal Officer, Dr. Francois Lebel, our Chief Medical Officer, and Executive Vice President of Research and Development and our principal scientific, regulatory, and medical advisors. Dr. Cooper’s, Dr. Mauney’s, Mr. Belbel’s, and Dr. Lebel’s employment are governed by written employment agreements. Dr. Cooper, Dr. Mauney, Mr. Belbel, and Dr. Lebel may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of Dr. Cooper, Dr. Mauney, Mr. Belbel, Dr. Lebel, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

We cannot predict the full impact of the ACA, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. Further, since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, and Senate Republicans have released a draft bill known as the Better Care Reconciliation Act of 2017, each of which would repeal certain aspects of the ACA if ultimately enacted. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress will likely consider other legislation to replace elements of the ACA. We cannot know how efforts to repeal and replace the ACA or any future healthcare reform legislation will impact our business.

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

As of September 30, 2017, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 20.4% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended September 30, 2017, we issued an aggregate of 3,414 shares of Series 1 preferred stock to Intrexon Corporation, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from July 1, 2017 through September 30, 2017. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1	Offer Letter by and between the Registrant and David M. Mauney, M.D. (incorporated by reference to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 28, 2017).

10.2	Severance Agreement by and between the Registrant and David M. Mauney, M.D. (incorporated by reference to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 28, 2017).

10.3	Inducement Award Agreement by and between the Registrant and David M. Mauney, M.D. (incorporated by reference to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 28, 2017).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: November 6, 2017

By:	/s/ Kevin G. Lafond

Kevin G. Lafond Senior Vice President - Finance, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: November 6, 2017