Form 10-Q
period 2018-03-31
ZIOPHARM ONCOLOGY INC
filed 2018-05-10
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 24, 2018, was 142,398,936 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to raise substantial additional capital to fund our planned operations and to continue as a going concern;

•	our estimates regarding expenses, use of cash, timing of future cash needs and capital requirements;

•	the development of our product candidates, including statements regarding the timing of initiation, completion and the outcome of clinical studies or trials and related preparatory work and the period during which the results of the trials will become available;

•	our ability to advance our product candidates through various stages of development, especially through pivotal safety and efficacy trials;

•	the risk that final trial data may not support interim analysis of the viability of our product candidates;

•	our expectation regarding the safety and efficacy of our product candidates, the progress and timing of our research and development programs;

•	the timing, scope or likelihood of regulatory filings and approvals from the U.S. Food and Drug Administration or equivalent foreign regulatory agencies for our product candidates and for which indications;

•	our ability to license additional intellectual property relating to our product candidates from third parties and to comply with our existing license agreements;

•	our ability to achieve the results contemplated by our collaboration agreements and the benefits to be derived from relationships with collaborators;

•	developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the anticipated rate and degree of market acceptance of our product candidates for any indication if approved;

•	the anticipated amount, timing and accounting of contract liability (formerly deferred revenue), milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	our intellectual property position, including the strength and enforceability of our intellectual property rights;

•	our ability to attract and retain qualified employees and key personnel; and

•	the impact of government laws and regulations in the United States and foreign countries.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$51,108	$70,946
Receivables	18	19
Prepaid expenses and other current assets	20,989	19,818

Total current assets	72,115	90,783
Property and equipment, net	1,244	1,211
Deposits	128	128
Other non-current assets	13,974	13,484

Total assets	$87,461	$105,606

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$606	$4,417
Accrued expenses	8,878	9,909
Contract liability - current portion	476	6,389
Deferred rent - current portion	102	141

Total current liabilities	10,062	20,856
Contract liability, net of current portion	49,037	35,139
Deferred rent, net of current portion	3	1
Derivative liabilities	2,469	2,424

Total liabilities	61,571	58,420

Commitments and contingencies (Note 5)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 123,268 and 119,644 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; liquidation value of $147.9 million and $143.6 million at March 31, 2018 and December 31, 2017, respectively	149,039	143,992
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 142,398,936 and 142,658,037 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	142	143
Additional paid-in capital	613,302	615,493
Accumulated deficit	(736,593)	(712,442)

Total stockholders’ deficit	(123,149)	(96,806)

Total liabilities and stockholders’ deficit	$87,461	$105,606

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Collaboration revenue	$146	$1,597

Operating expenses:
Research and development	10,183	11,967
General and administrative	6,159	3,595

Total operating expenses	16,342	15,562

Loss from operations	(16,196)	(13,965)
Other income (expense), net	148	38
Change in fair value of derivative liabilities	28	(1,560)

Net loss	$(16,020)	$(15,487)
Preferred stock dividends	$(5,120)	$(4,171)

Net loss applicable to common stockholders	$(21,140)	$(19,658)

Basic and diluted net loss per share	$(0.15)	$(0.15)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	140,853,120	130,696,400

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2018

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	119,644	$143,992	142,658,037	$143	$615,493	$(712,442)	$(96,806)
Adjustment for implementation of ASU No.
2014-09, Revenue from Contracts with Customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	3,659	—	3,659
Cancelled restricted common stock	—	—	(70,867)	—	—	—	—
Repurchase of restricted common stock	—	—	(188,234)	(1)	(730)	—	(731)
Preferred stock dividends	3,624	5,047	—	—	(5,120)	—	(5,120)
Net loss	—	—	—	—	—	(16,020)	(16,020)

Balance at March 31, 2018	123,268	$149,039	142,398,936	$142	$613,302	$(736,593)	$(123,149)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,020)	$(15,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	79
Stock-based compensation	3,659	2,024
Change in fair value of derivative liabilities	(28)	1,560
(Increase) decrease in:
Receivables	1	(46)
Prepaid expenses and other current assets	(1,172)	(2,426)
Other noncurrent assets	(490)	—
Increase (decrease) in:
Accounts payable	(3,811)	70
Accrued expenses	(1,030)	1,577
Contract liabilities	(146)	(1,597)
Deferred rent	(37)	(31)

Net cash used in operating activities	(18,957)	(14,277)

Cash flows from investing activities:
Purchases of property and equipment	(150)	(358)

Net cash used in investing activities	(150)	(358)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	29
Repurchase of restricted common stock	(731)	—

Net cash provided by (used in) financing activities	(731)	29

Net decrease in cash, cash equivalents, and restricted cash	(19,838)	(14,606)
Cash, cash equivalents, and restricted cash, beginning of period	71,335	81,441

Cash equivalents, and restricted cash, end of period	$51,497	$66,835

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$5,120	$4,171

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At March 31, 2018, the Company’s accumulated deficit was approximately $736.6 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2019. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.

As of March 31, 2018, the Company had approximately $51.1 million of cash and cash equivalents. Given its development plans, the Company anticipates cash resources will be sufficient to fund its operations into the second quarter of 2019 and the Company has no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than currently anticipated. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Collaboration agreements and revenue recognition;

•	Fair value measurements of stock based compensation and Series 1 preferred stock; and

•	Income taxes

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K. There have been no material changes in those policies since the filing of its Form 10-K except as noted below with respect to the Company’s revenue recognition.

Revenue Recognition

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies – (continued)

ASC 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP providing a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard using the modified retrospective approach on January 1, 2018. The Company has completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability, formerly deferred revenue. The adjustment is related to the Company’s Ares Trading License and Collaboration Agreement (Note 6), which is the Company’s sole contract outstanding at January 1, 2018 (Note 5). The Company has a full valuation allowance so there will be no effect on incomes taxes as a result of this adoption.

New Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows in an effort to reduce existing diversity in practice. The update includes eight specific cash flow issues and provides guidance on the appropriate cash flow presentation for each. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The adoption of ASU 2016-15 had no impacts on our results of operations, financial condition or cash flows.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies – (continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

in thousands	March 31,
	2018	2017
Cash and cash equivalents	$51,108	$66,447
Restricted cash included in prepaid expenses and other current assets	389	—
Restricted cash included in other non-current assets	—	388

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,497	$66,835

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements

The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$47,325	$47,325	$—	$—

Liabilities:
Derivative liabilities	$(2,469)	$—	$—	$(2,469)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$66,156	$66,156	$—	$—

Liabilities:
Derivative liabilities	$(2,424)	$—	$—	$(2,424)

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

As discussed further in Notes 5 and 8, the Company issued Intrexon Corporation, or Intrexon, 100,000 shares of the Company’s Series 1 preferred stock, a class of preferred stock authorized by the Company’s board of directors, in consideration of the parties entering into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, amending their existing Exclusive Channel Partner Agreement, effective January 6, 2011 and as amended to date, which the Company refers to as the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending their existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement.

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

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at March 31, 2018 and 2017 consisted of the following:

	March 31,
	2018	2017
Stock options	3,822,968	3,539,669
Unvested restricted stock	1,532,201	1,680,492
Preferred stock	35,152,089	20,507,501

	40,507,258	25,727,662

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a Ziopharm Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, Ares Trading, S.A. and the Company, is publicly announced. Assuming a conversion event date of March 31, 2018, the Series 1 preferred stock would convert into 35,152,089 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over the previous 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 6 and Note 9 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment is related to the Company’s Ares Trading License and Collaboration Agreement (Note 6), which is the Company’s sole open revenue contract outstanding at January 1, 2018.

The Company primarily generates revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, the Company recognizes revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the performance obligations in the contract, (iii) Determine the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

The Company will recognize collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property, research and development services and options to purchase additional goods and/or services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Contracts that include an option to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

The terms of the Company’s arrangements with customers typically include the payment of one or more of the following: (i) Non-refundable, up-front payment, (ii) Development, regulatory and commercial milestone payments, (iii) Future options and (iv) Royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes the most likely amount method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, the Company recognizes revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any development, regulatory or commercial milestones or royalty revenue resulting from any of its collaboration arrangements. Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contact to the extent both of the following criteria are met: (i) The terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) Allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgement to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

As it relates to the Ares Trading License and Collaboration Agreement (Note 6), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As describe above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices.

There are multiple distinct performance obligations, including material rights; thus, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. Furthermore, the Company has not capitalized any contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

The Company does not believe that any variable consideration should be included in the transaction price at the date of adoption of ASC 606 on January 1, 2018 or for the period ended March 31, 2018. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.

The first performance obligation includes three initial targets, two of which were substantially complete at March 31, 2018. Revenue recognized to date relates to these two targets. The remaining contract liability related to these two targets is $476 thousand and is expected to be recognized within the next twelve months. The third target included in the first performance obligation has not yet been identified; revenue recognition will be deferred until the time that the work on the project begins. No revenue has been recognized related to the material rights as the option for the material right has not yet been exercised.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

As a result of adopting Topic 606, the Company recorded a $8.1 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 as a result of the treatment of the up-front consideration received in July 2015 under ASC 605-25 versus Topic 606. Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment:

($ in thousands)	Impact of Topic 606 Adoption on the Balance Sheet as of January 1, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Contract liability, current portion	$622	$(5,767)	$6,389
Contract liability, net of current portion	$49,037	$13,898	$35,139
Accumulated deficit	$(720,573)	$(8,131)	$(712,442)

The amount by which each financial statement line item is affected in the current reporting period by Topic 606 as compared with the guidance that was in effect prior to adoption is disclosed below.

($ in thousands)	Impact of Topic 606 Adoption on the Balance Sheet as of March 31, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Contract liability, current portion	$476	$(5,913)	$6,389
Contract liability, net of current portion	$49,037	$15,495	$33,542
Accumulated deficit	$(736,593)	$9,582	$(746,175)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

($ in thousands)	Impact of Topic 606 Adoption on the Statement of Operations for the Three Months Ended March 31, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$146	$(1,451)	$1,597
Net loss applicable to common shareholders	$(21,140)	$(1,451)	$(19,689)
Basic and diluted net loss per share	$(0.15)	$(0.01)	$(0.14)

($ in thousands)	Impact of Topic 606 Adoption on the Statement of Cash Flows for the Three Months Ended March 31, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss applicable to common shareholders	$(21,140)	$(1,451)	$(19,689)
Changes in contract liability	$(146)	$1,451	$(1,597)

The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Ares Trading S.A. and Precigen, previously Intrexon (Note 6). Under ASC 605, the Company accounted for the up-front payment over the estimated period of performance of the research and development services which were estimated to be 9 years. In connection with the adoption of Topic 606, the Company uses a proportional performance model which depicts the Company’s performance in transferring control to the customer. The Company concluded that it will utilize a cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research programs. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. As a result, although the performance obligations noted above and identified under Topic 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under Topic 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under Topic 606 differed from the amounts allocated under ASC 605.

The Company has a full valuation allowance so there was no effect on incomes taxes as a result of this change.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other current assets on the balance sheet as of March 31, 2018. The collateral for the letter of credit was recorded in other current assets on the balance sheet as of December 31, 2016. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. Total sublease loss was approximately $31 thousand for each of the three month periods ending March 31, 2018 and 2017. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space, which is recorded in other current assets on the balance sheets.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the Company’s Boston office space to incorporate all three lease agreements under the same master agreement, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of March 31, 2018, a security deposit of $128 thousand is included in deposits on the balance sheet.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston, TX at MD Anderson. Under the terms of the Houston lease agreement, the Company leases approximately two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $1 thousand through April 2021. Upon signing the lease agreement, the Company expensed approximately $40 thousand for rent expense for the period beginning in May 2015 through December 2017. The $40 thousand for rent expense incurred from May 2015 through December 2017, and all future rent expense incurred in Houston, is being deducted from our prepayment at MD Anderson described in the license agreement section below.

Total rent expense was approximately $176 thousand and $172 thousand for the three months ended March 31, 2018 and 2017, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at March 31, 2018 and December 31, 2017 of $105 thousand ($102 thousand as is classified current and $3 thousand as is classified long-term) and $142 thousand ($141 thousand as is classified current and $1 thousand as is classified long-term), respectively, which is recorded in deferred rent on the balance sheets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Precigen for the Cancer Programs

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (now Precigen, Inc., a wholly owned subsidiary of Intrexon), that governs a “channel partnering” arrangement in which the Company uses Precigen’s technology to research, develop and commercialize products in which DNA is administered to humans for expression of anti-cancer effectors for treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement establishes committees comprising representatives of us and Precigen that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any Ziopharm Product that, at the time of termination:

•	Is being commercialized by the Company;

•	Has received regulatory approval;

•	Is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	Is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Precigen due to an uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by us due to an uncured breach or a termination by Precigen following an unconsented assignment by the Company or its election not to pursue development of a Superior Therapy (as defined in the Channel Agreement)).

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Amendment of Collaborations with Precigen

On March 27, 2015, the Company, together with Intrexon, (now Precigen) entered into an ECP Amendment, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T-cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Precigen/ Ziopharm collaboration under the Channel Agreement. The ECP Amendment provides that Precigen will pay us fifty percent of all payments Precigen receives for upfronts, milestones and royalties under the Ares Trading Agreement.

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Intrexon (now Precigen), amending the Channel Agreement, and (2) the 2016 GvHD Amendment, amending the Exclusive Channel Collaboration Agreement the Company entered into with Intrexon (now Precigen) in September 2015, or the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Precigen under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Ziopharm Products, calculated on a Ziopharm Product-by- Ziopharm Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company would pay to Precigen under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the existing collaboration with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA. The Company has recently announced the decision to stop pursuing the development of engineered cell therapy strategies for targeted treatment of GvHD. The Company has reverted the rights under the GvHD Agreement back to Precigen and is in the process of winding down the related activities.

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

In November 2017, as a result of an in-depth review of the Company’s research and development portfolio, the determination was made that the pursuit of GvHD as an indication was not a material part of its corporate strategy and therefore have decided to stop pursuing the development of engineered cell therapy strategies, used either separately or in combination, for targeted treatment of GvHD. The Company has reverted the rights under the GvHD program back to Precigen and is in the process of winding down the related activities. The Company made this decision to focus its efforts and resources on the development of the Controlled IL-12 and Sleeping Beauty platforms for the treatment of oncology indications.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon (now Precigen), entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company, together with Precigen, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor, or CAR, T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and T-cell receptors, or TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies such as gamma delta T cells.

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

Pursuant to the Research and Development Agreement, the Company, Intrexon (now Precigen) and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the three months ended March 31, 2018, the Company made payments in the aggregate amount of $2.7 million to MD Anderson compared to $3.8 million during the three months ended March 31, 2017. The decrease in cash paid to MD Anderson during the first quarter of 2018 as compared to the same period in the prior year is a result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment. As of March 31, 2018, MD Anderson had used $9.5 million to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $32.4 million, of which $18.5 million is included in other current assets and the remaining $13.9 million is included in non-current assets at March 31, 2018.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with Precigen, shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if the Company and Precigen are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and Precigen are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and Precigen, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and Precigen and may be terminated by the mutual written agreement of the Company, Precigen, and MD Anderson.

In connection with the MD Anderson License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company, together with MD Anderson, entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the common stock held by MD Anderson on the date that the Registration Statement is filed. Under the terms of the Registration Rights Agreement, the Company is to use reasonable best efforts to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (File No. 333-201826) was filed on April 1, 2015 in satisfaction of its obligations under the Registration Rights Agreement.

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

Under the collaboration, Ares Trading has elected two CAR+ T targets for which the Company will perform certain research activities that will, in part, be funded by Ares Trading. Once these candidates reach investigational new drug, or IND, stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company is expected to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement. The Company, together with Precigen, will also independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments to the Company and Precigen.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Precigen is entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company is responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three months ended March 31, 2018, the Company has expensed $36 thousand under the Ares Trading Agreement.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

The Ares Trading Agreement provides for up to $60.0 million in development milestone payments, up to $148.0 million in regulatory milestone payments and up to $205.0 million in commercial milestone payments for each product candidate. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration (FDA), or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. The Ares Trading Agreement also provides for up to $50.0 million of one-time payments upon the achievement of certain technical milestones evidenced by the initiation of a defined phase of clinical research. All development, regulatory and technical milestones are considered substantive based on the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. The next potential milestone payment that Precigen could be entitled to receive under the Ares Trading Agreement is a $15.0 million substantive milestone for the initiation of a Phase 1 clinical trial. In addition, to the extent any of the product candidates licensed by Ares Trading are commercialized, Precigen would be entitled to receive royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. Precigen will pay 50% of all milestone and royalty payments that it receives under the Ares Trading Agreement to us pursuant to the ECP Amendment.

The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to us.

See Note 5 for detail of the accounting for the Ares Trading Agreement.

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

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The final royalty payment of $250 thousand was paid in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the three months ended March 31, 2018 and 2017.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. The Company’s remaining obligation, as of March 31, 2018, for this CRADA is $4.4 million over the next two years, payable in $625 thousand payments on a quarterly basis. During the quarter ended March 31, 2018, the Company made and expensed one payment of $625 thousand.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

Collaborations with Intrexon/ Precigen

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (now Precigen) (Note 6). A director of the Company, Randal J. Kirk, is the chief executive officer, a director, and the largest stockholder of Intrexon.

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

During the three months ended March 31, 2018, the Company issued an aggregate of 3,624 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. At March 31, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $5.1 million which is a component of temporary equity. During the three months ended March 31, 2018, the Company recorded a gain on the change of the derivative liabilities in the amount of $28 thousand. See Notes 8 and 9 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the three months ended March 31, 2018, and 2017, the Company expensed $2.8 million and $6.1 million, respectively, for services performed by Precigen. As of March 31, 2018, and 2017, the Company recorded $2.8 million and $6.1 million, respectively, in current liabilities on its balance sheet for amounts due to Intrexon.

Collaboration with Precigen and MD Anderson

On January 13, 2015, the Company, together with Intrexon (now Precigen), entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Precigen hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the three months ending March 31, 2018, the Company made the final quarterly payment of $2.7 million under the research and development agreement, bringing the total aggregate payments to $41.9 million.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31,
(in thousands)	2018	2017
Research and development	$603	$560
General and administrative	3,056	1,464

Stock-based compensation expense	$3,659	$2,024

The Company granted an aggregate of 7,500 stock options during the three months ended March 31, 2018 with a weighted-average grant date fair value of $3.00 per share. The Company granted an aggregate of 117,000 stock options during the three months ended March 31, 2017 with a weighted-average grant date fair value of $4.48 per share.

On February 15, 2018, the Company extended the contractual life of 751,667 fully vested stock options held by one officer of the Company by an additional 9 months. Additionally, on March 12, 2018, the Company extended the contractual life of 117,500 fully vested stock options held by a director. These extensions resulted in additional stock compensation expense of $481 thousand in the three months ended March 31, 2018.

For the three months ended March 31, 2018 and 2017, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2018	2017
Risk-free interest rate	2.56 - 2.74%	2.04 - 2.23%
Expected life in years	6	6
Expected volatility	80.75 - 81.10%	80.31 - 80.90%
Expected dividend yield	0	0

The Company accounts for forfeitures under ASU 2016-09 – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, effective January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $122 thousand recorded to accumulated deficit as of January 1, 2017.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2018 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,852,135	$5.12
Granted	7,500	4.27
Exercised	—	—
Cancelled	(36,667)	5.93

Outstanding, March 31, 2018	3,822,968	$5.08	6.20	$1,020

Options exercisable, March 31, 2018	2,951,502	$4.83	5.36	$1,019

Options exercisable, December 31, 2017	2,925,502	$5.12	5.58	$1,152

Options available for future grant	403,962

At March 31, 2018, total unrecognized compensation costs related to unvested stock options outstanding amounted to $5.0 million. The cost is expected to be recognized over a weighted-average period of 1.70 years.

A summary of the status of unvested restricted stock for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2017	1,808,559	$5.74
Granted	—	—
Vested	(205,491)	5.38
Cancelled	(70,867)	5.07

Non-vested, March 31, 2018	1,532,201	$5.82

At March 31, 2018, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $7.9 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Preferred Stock

The Company has 30,000,000 shares of preferred stock authorized, of which, 250,000 shares are designated as Series 1 preferred stock.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (now Precigen) (see Note 6). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations.

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

Analysis

The Company analyzed the features of the Series 1 preferred stock and determined that the conversion option and the Company’s right to redeem the shares at liquidation are embedded derivatives that required bifurcation from the Series 1 preferred stock in accordance with FASB ASC 815, Derivatives and Hedging. The embedded derivatives were valued as described below at $0.9 million. Upon issuance of the shares on July 1, 2016, the Company recorded the fair value of the derivatives as a liability and the fair value of the Series 1 preferred stock of $118.2 million as a component of temporary equity. Furthermore, because of the temporary equity classification, the carrying value of the Series 1 preferred stock will not be accreted to redemption value unless or until its redemption becomes probable.

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

During the three months ended March 31, 2018, the Company issued an aggregate of 3,624 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. At March 31, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $5.1 million which is a component of temporary equity. During the three months ended March 31, 2018, the Company recorded a gain on the change of the derivative liabilities in the amount of $28 thousand. (Note 10).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
March 31, 2018:
Derivative liabilities	Liabilities	$2,469

The change in the derivative liability for the three months ended March 31, 2018 consisted of the following:

($ in thousands)
Fair Value
Balance, December 31, 2017	$2,424
Dividends	73
Change in fair value	(28)

Balance, March 31, 2018	$2,469

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

	March 31, 2018	December 31, 2017
Risk-free interest rate	2.50%	1.92 - 2.12%
Expected dividend rate	0	0
Expected volatility	80.30%	68.7 - 80.4%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$1.00	$1.00

See Notes 5 and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. In particular, statements contained in this Quarterly Report, including but not limited to, statements regarding the costs and timing of our clinical trials and of the development and commercialization of our pipeline products and services; the sufficiency of our cash, investments and cash flows from operations and our expected uses of cash; our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those discussed in Part II, Item 1A. “Risk Factors” section of this Quarterly Report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update any forward-looking statements after the date of such statements.

Business Overview

Ziopharm Oncology, Inc. is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage gene- and cell-based therapies to treat patients with cancer on its own and with partners. We are developing two immuno-oncology platform technologies designed to utilize the patient’s immune system by employing novel, controlled gene expression and innovative cell engineering technologies to deliver safe, effective, and scalable cell- and viral-based therapies for the treatment of multiple cancer types. Our first platform is Controlled IL-12, which delivers interleukin 12 or IL-12, a master regular of the immune system, in a controlled and safe manner to focus the patient’s immune system to cancer. Our second platform is referred to as Sleeping Beauty and is based on the genetic engineering of T-cells using the Sleeping Beauty, or SB, system to rapidly reprogram T-cells outside of the body for subsequent infusion. We believe these two platforms provide or will provide unique and powerful solutions intended to advance the field of immune-oncology and address the issues associated with (1) treating heterogenous solid tumors and unknown antigens therein through control of IL-12 and (2) providing rapid and cost-effective manufacturing solutions for CAR and TCR-based cell therapies for hematologic malignancies and solid tumors against known antigens.

With our partner Precigen, Inc., or Precigen, a wholly-owned subsidiary of Intrexon Corporation, we are developing a gene therapy that delivers controlled IL-12 to treat patients with solid tumors including brain and breast cancers. Based on technology licensed from MD Anderson Cancer Center, we are developing chimeric antigen receptor (CAR) T-cell (CAR+ T) and T-cell receptor (TCR) T-cell (TCR+ T) therapies. These programs are being advanced in collaboration with Precigen and selectively with MD Anderson Cancer Center (MD Anderson), the National Cancer Institute (NCI) and Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA, Darmstadt, Germany.

Control of IL-12 is achieved from a replication-incompetent adenoviral (AD) vector administered via a single injection of virus into the brain tumor and engineered to conditionally express human IL-12 (hIL-12). The conditional expression of hIL-12 is modulated with the RheoSwitch Therapeutic System® (RTS®) by the small molecule veledimex, an activator ligand orally administered which has been shown to cross the blood-brain barrier. A Phase 1 trial in patients at high risk for death due to disease progression produced data demonstrating the safety of controlled local expression of IL-12 and showed that local IL-12 expression can improve the survival of patients with recurrent glioblastoma, or rGBM. The mechanism by which these patients developed an anti-tumor effect is due to IL-12 turning “cold tumors hot” as shown from repeat biopsies that revealed an increased and sustained infiltrate of activated T-cells producing interferon gamma (IFN-g) within the brain-tumor lesion. These data are consistent with biopsy data from patients with breast cancer and melanoma that also showed IL-12 turning cold tumors hot, which could have a profound impact on oncology therapy in general.

Initially, we are developing this controlled IL-12 therapy as a monotherapy for adults and children with recurrent brain tumors as well as exploring stereotactic administration.. In addition, we are pursuing the development of controlled IL-12 combined with a checkpoint inhibitor, for which a Phase 1 trial in rGBM has been initiated. The potential for exploring combination therapy with checkpoint inhibitor(s) in additional oncology indications is also being explored.

We are using the non-viral SB transposon/transposase system to develop targeted therapies relating to novel CARs and TCRs. The SB technology reprograms T cells to recognize and attack cancer cells with certain pre-defined antigens. We believe our manufacturing process for producing and then infusing genetically-modified T-cells holds significant potential to greatly reduce time of manufacture and cost which, we predict, will improve scalability to meet demand. SB-modified T-cells are being studied in Phase 1 studies to treat hematologic cancers, and we, together with our partners, intend to pursue other Phase 1 trials this year in additional indications, including solid tumors.

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

Program Updates

Controlled IL-12 Platform

We have decided to further develop our controlled IL-12 platform as monotherapy and in combination with immune checkpoint inhibitor(s) in rGBM and are exploring other oncology indication(s). This decision was based on the Company’s demonstration that recombinant IL-12 produced from within the tumor following Ad-RTS-hIL-12 therapy can favorably change the tumor microenvironment from weeks to months by recruiting and activating T cells. This activity likely contributes to anti-tumor effects and supports our enthusiasm for exploring the potential of the IL-12 platform across multiple tumor types. In January 2018, we provided updates on the continued development of our Controlled IL-12 platform and development programs for the treatment of brain cancer at the J.P. Morgan Healthcare Conference. We announced the initiation of a Phase I clinical trial to evaluate Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab), an immune checkpoint, or PD-1 inhibitor, in adult patients with rGBM. In order to pursue these additional clinical studies in other indications, we have elected to delay the initiation of our Pivotal study. We had designed a Phase 3 randomized control trial to evaluate Controlled IL-12 for the treatment of patients with rGBM following meetings with U.S. and European regulatory authorities, and we are completing execution of Chemistry Manufacturing and Control (CMC) technical requirements.

In November 2017, we presented on our Controlled IL-12 technology at the 22nd Annual Meeting and Education Day of the Society for Neuro-Oncology (SNO) in San Francisco. New data presented included sustained median overall survival (mOS) of 12.5 months for patients treated with Ad-RTS-hIL-12 plus 20mg of veledimex (n=15) at a longer mean follow-up time of 11.1 months as of October 18, 2017, which compares favorably to the 5- to 8-months overall survival data of approved therapies. In addition, we presented data relative to an influx of cytotoxic (killer) T-cells, increased expression levels of PD-1 and PD-L1, peripheral biomarkers and the impact of low-dose steroids on survival.

In October 2017, we announced the first patient was dosed in our Phase 1 trial of Ad-RTS-hIL-12 + veledimex for the treatment of pediatric brain tumors.

Sleeping Beauty (SB) Platform

In December 2017, we delivered multiple presentations on our adoptive cell therapy programs and application of the SB technology at the 59th American Society of Hematology (ASH) Annual Meeting and Exposition in Atlanta. We presented on the advancement of our SB platform towards point-of-care (P-O-C) for very rapid manufacturing of genetically modified CAR+ T cells. Data presented from first- and second-generation SB clinical trials demonstrate tolerability, disease response, long-term survival and persistence of infused CD19-specific CAR+ T cells. Preclinical studies presented at ASH and at the Keystone Symposia in February 2018 showed that P-O-C CAR+ T cells co-expressing membrane-bound interleukin-15 (mbIL15) and a control switch manufactured within two days do not require activation or propagation in tissue culture to achieve anti-tumor effects and prolonged T-cell survival in mice. Building on these data, subject to regulatory clearance, we plan to initiate an investigator-led first P-O-C clinical trial in the second half of 2018 at MD Anderson. We have announced that an investigational new drug application has been submitted to the U.S. Food and Drug Administration, or FDA, by MD Anderson to initiate a Phase 1 trial to evaluate the point-of-care technology for the investigational treatment of CD19+ leukemia and lymphoma.

We also updated guidance on the anticipated start of the NCI-led Phase 1 trial to evaluate adoptive cell transfer-based, or ACT-based, immunotherapies genetically modified using the SB transposon/transposase system to express TCRs for the treatment of solid tumors. We, Intrexon (now Precigen), and the NCI last year entered into a Cooperative Research and Development Agreement (CRADA) to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. We expect this Phase 1 trial, which is being led by and conducted at the NCI, to be initiated in the second half of 2018.

Platform Technologies

Immuno-oncology, which typically utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells often contain new mutated proteins and may overexpress other proteins usually found in the body. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in an efficient process known as immune surveillance. Central to immune surveillance are types of white blood cells known as T cells and natural killer (NK) cells. In healthy individuals, T cells and NK cells can identify and kill infected or abnormal cells, including cancer cells. Cancer cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence. In the recent past, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system.

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

We are developing two platform technologies which we use in the implementation of our product candidates:

•	Controlled IL-12: An immune system master regulator which weaponizes the immune system delivered in a tunable dose and turns “cold” tumors “hot”;

•	Sleeping Beauty: A non-viral genetic manipulation that empowers and directs T cells to fight cancer.

Product Candidates

The following chart identifies our immuno-oncology product candidates and their current stage of development, each of which are described in more detail below.

Controlled IL-12 Platform

Background

Ad-RTS-hIL-12 plus veledimex, our most advanced product candidate, uses our gene delivery system to produce IL-12, a potent, naturally occurring anti-cancer protein. We have developed a replication-incompetent adenoviral vector, Ad-RTS-hIL-12, administered intra-tumorally under the control of a “switch” referred to as the RTS®, expression platform. Activation of the switch and therefore conditional gene expression and subsequent IL-12 protein production is tightly controlled by the activator ligand, veledimex, delivered to the patient as an oral capsule. When veledimex is administered to a patient, the switch is turned “on” and IL-12 are produced; when veledimex is withdrawn, the switch is turned “off” and production of recombinant IL-12 ceases. Furthermore, the amount of IL-12 produced is proportional to the dosing of veledimex. The recombinant IL-12 appears to be biologically active as for example, it can stimulate production of the body’s own interferon-gamma (IFN-g). IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, and T cells. We have found direct evidence of sustained and deep infiltration of activated T cells in previously “cold” tumors (i.e. turning “cold” tumors such as rGBM and breast cancer “hot”) following administration of Ad-RTS-hIL-12 plus veledimex; the presence of such T-cells has furthermore been sustained months after administration of the Ad-RTS-hIL-12 plus veledimex. Gliomas represent a unique form of aggressive cancer that spreads loco-regionally and are particularly well suited to IL-12 local therapy.

We tested Ad-RTS-IL-12 plus veledimex in several Phase 1 and 2 clinical trials including the treatment of metastatic melanoma, breast cancer, and brain cancer patients. Since 2015, our focus has been mostly on clinical trials of the product in rGBM, a deadly form of brain cancer with limited treatment options.

Glioblastoma Market

We are developing controlled IL-12 to treat patients with recurrent glioblastoma multiforme (rGBM). Glioblastoma is an aggressive primary brain tumor affecting approximately 74,000 people worldwide each year; it is a fast-growing, aggressive type of central nervous system tumor, with an estimated 12,390 new adult cases predicted in the United States for 2017 according to the American Brain Tumor Association. Recurrence rates for this type of cancer are near 90 percent, and prognosis for adult patients is poor with treatment often combining multiple approaches including surgery, radiation and chemotherapy.

Recurrent glioblastoma is an aggressive cancer with one of the lowest 3-year survival rates, at 3%, among all cancers. For patients who have experienced multiple recurrences, the prognosis is particularly poor, with a median overall survival (mOS) of 6-7 months, while overall survival in patients who have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately 3 to 5 months. Given the poor overall prognosis and lack of effective treatments, new therapeutic approaches for malignant gliomas are needed.

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

The primary objective of the Phase 1 trial is to determine the safety and tolerability of a single intratumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response. The study has enrolled patients at doses ranging from 10 mg to 40 mg of veledimex. We expect to continue to enroll patients at the 20 mg dose level this year in an expansion study to the existing Phase 1 trial. The trial is designed to further evaluate the monotherapy in patients who have not received bevacizumab for their disease and are not receiving steroids for the 4 weeks prior to therapy initiation.

We have presented updates of data from the ongoing Phase 1 study at a number of major medical conferences including the annual meetings of American Society for Clinical Oncology (ASCO), American Academy of Neurological Surgery (AAcNS) and Society for Neuro-oncology (SNO).

Most recently, during the 22nd Annual Meeting and Education Day of SNO in November 2017, we delivered an oral presentation entitled, “A Phase 1 study of Ad-RTS-hIL-12 + veledimex in adult rGBM” with new data showing a mOS of 12.5 months had been sustained for patients treated with Ad-RTS-hIL-12 plus 20mg of veledimex (n=15) and a longer mean follow-up time of 11.1 months in this on-going study. This mOS of 12.5 months continues to compare favorably to the 5 to 8 months survival established in historical controls for patients with rGBM. We also reported an anti-tumor effect evident with centralized review of magnetic resonance imaging showing decreasing size of brain tumor lesions in several patients.

Additionally, data linking the intra-tumor production of IL-12 to patients’ overall survival was presented:

•	Immunohistochemistry analyses from three of three patient biopsies after completion of veledimex demonstrated that IL-12 activates and sustains an immune response in rGBM;

•	All three biopsies of brain cancer lesions demonstrated evidence of an anti-tumor response with extensive infiltration of CD8+ T cells within the rGBM;

•	Biopsies all showed sustained (greater than 4 months) production of IFN-g, a cytokine crucial to arming an immune response in the tumor microenvironment;

•	Ratio of circulating killer CD8+ T cells to suppressor FOXP3+ T cells appeared to correlate with survival;

•	IFN-g was undetectable in the blood at the time of biopsies while observed in the tumor providing further evidence of a sustained on-target response;

•	Expression levels of both PD-1 and PD-L1 were upregulated in all the biopsies, which suggests added potential efficacy for combining Ad-RTS-hIL-12 plus veledimex with an immune checkpoint inhibitor;

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

Ad-RTS-hIL-12 + veledimex for the treatment of malignant glioma was granted orphan drug designation by the FDA in July 2015. Orphan drug designation provides eligibility for a seven-year period of market exclusivity in the United States after product approval, an accelerated review process, accelerated approval where appropriate, grant funding, tax benefits and an exemption from user fees.

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

Combination therapy

Our enthusiasm about Controlled IL-12 as a platform has recently increased based on emerging clinical data demonstrating that this cytokine recruits immune cells such as T-cells into rGBM turning cold tumor sites hot for long periods of time. As the Phase 1 survival data matured over the latter half of 2017, we saw compelling evidence from biopsies, taken more than four months after administration of Ad-RTS-hIL-12 plus veledimex, demonstrating that Controlled IL-12 causes a sustained influx of activated killer (CD8+) T cells into brain tumors and upregulated expression of PD-1/PDL-1 biomarkers.

We have previously reported, in May 2016 at the Annual Meeting of the American Society of Gene and Cell Therapy, or ASGCT, preclinical trials suggesting that combination of Ad-RTS-hIL-12 plus veledimex with iCPIs improves the anti-tumor effect. We believe these data support a first-in-human study combining Ad-RTS-hIL-12 + veledimex with an iCPI, such as targeting PD-1, for the investigational treatment of rGBM.

Our first study with an iCPI is with nivolumab and will explore the potentially synergistic effect of this combination. This study was initiated in 2018.

Other indications

Ad-RTS-hIL-12 plus veledimex has been evaluated in four clinical trials prior to shifting our focus to brain cancer. The first, a Phase 1/2 study for the treatment of metastatic melanoma, and the second, a Phase 2 study for the treatment of unresectable recurrent or metastatic breast cancer. We have also concluded enrollment of a single-center Phase 1b/2 study, following standard chemotherapy, for the treatment of patients with locally advanced or metastatic breast cancer. In January 2017, we announced that we paused the breast cancer studies after successfully collecting the desired biomarker data. As a result of further correlative studies including sustained CD8+ T cell infiltration and production of intratumoral IFN-g (ESMO 2016) in the tumor, in other words turning “cold tumors hot”, we plan to further develop Ad-RTS-hIL-12 plus veledimex in both monotherapy as well as in combination with immune checkpoint inhibitor(s) and are exploring other oncology indications, including breast cancer.

Sleeping Beauty-Modified T-cell Platform

We are actively pursuing non-viral genetic engineering technologies to develop novel CAR+ T and TCR therapies. The platform we, together with Intrexon (now Precigen), exclusively licensed from MD Anderson uses the SB, non-viral genetic modification system to generate and characterize new CAR and TCR designs in T cells. We believe this non-viral gene transfer using the SB system is the most advanced non-viral gene transfer system in the field of oncology and has distinct apparent advantages in terms of both reduced cost and time to produce compared with viral gene transfer, e.g., retrovirus and lentivirus. First, it may reduce the manufacturing expense and challenges associated with viral gene transfer systems in creating T-cells engineered to express CAR and TCR. The SB system simply uses DNA plasmid and does not require time-consuming and laborious manufacture of virus.

Furthermore, the T-cell manufacturing process with SB has the potential to significantly shorten virus-based manufacturing times. Our technology referred to as point-of-care (P-O-C) enables very rapid manufacture of autologous (patient-derived) genetically modified T-cells in near real time. In the preclinical setting, the time to administration of third-generation SB-modified T cells co-expressing mbIL15 and kill switch has been reduced to less than two days through elimination of the need for in vitro T-cell activation and propagation which avoids the need to culture T cells. The addition of our proprietary mbIL15 likely enables the administration of CAR-expressing “younger” T cells with an ability to be long-lived after infusion such as seen in mice. The ability of CAR+ T cells to signal via recombinant IL-15 increases CAR persistence and has the potential to eliminate lymphodepletion.

Non-viral gene transfer and our P-O-C technology also enables the potential for a hospital-based, manufacturing model rather than the centralized manufacturing approach currently being employed for other CAR+ T-cell products, including Kymriah and Yescarta. For example, patient-derived cells may no longer need to be shipped to and from the manufacturing site, thereby eliminating cumbersome and time-consuming shipment and receipt.

Finally, the use of the SB platform may be significantly more customizable, therefore enabling us to prepare personalized TCR therapies against unique, and potentially multiple, patient-specific neoantigens. This approach would be cost prohibitive with viral gene transfer and may allow us to develop TCR therapies against both hematologic malignancies and solid tumors.

We expect to build upon these data to co-express immunoreceptors with cytokines and to leverage its ability to control expression with the RTS® and/or kill switches. The IL-12 data arising from the brain cancer trial with Ad-RTS-hIL-12 + veledimex firmly establishes that the RTS® is a controllable switch in humans. The RTS® technology is being further developed for use in T cells. In addition, kill switches have been developed to eliminate gene-modified T-cells in the event of adverse events.

We believe the improvements our P-O-C technology may bring to both the reduction in vein-to-vein time as well as the personalization of treatment will be significant advances in the field of immuno-oncology. The development technology platform is focused on (1) shortening the time the patient must wait for treatment with engineered T cells, (2) increasing the access of hospitals to deliver, and patients to receive, cell therapies, and (3) providing safe and efficacious personalized cell therapies to patients across a wide range of cancers.

Hematologic and solid tumor malignancy market

According to the Leukemia and Lymphoma Society, an estimated 1,237,824 people in the United States are living with, or are in remission from leukemia, lymphoma, or myeloma. New diagnoses for such hematologic malignancies in the United States were estimated to be 171,500 and represented approximately 10% of the new cancer cases in the United States in 2016. Acute myeloid leukemia, or AML, is the most common form of acute leukemia in adults and has a particularly poor prognosis with a relative 5-year survival rate of only 26% overall. An estimated 19,950 new cases of AML were estimated in the US in 2016.

In 2016 more than 15.5 million people in the United States were living with, or are in remission from some form of cancer. Approximately 1,688,780 new cancer cases were expected to be diagnosed in the US in 2017 according to the American Cancer Society. Of these, the majority were caused by solid tumors. Malignancies of epithelial tissue, or carcinomas, represent 80 to 90 percent of all cancer cases according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute. These diseases include colorectal, non-small cell lung, skin, bladder and head and neck cancers, among others. Despite significant advances in immunotherapy many patients with metastatic carcinomas will die from disease progression. Cancer is the second most common cause of death in the US, accounting for nearly 1 of every 4 deaths.

Clinical Development of CAR+ T

Through the MD Anderson License, we entered the clinic with three CAR+ T therapies in 2015 utilizing the non-viral genetic modification capabilities of the SB system. Two of these trials are with “first generation” technologies, the results from which were published in the Journal of Clinical Investigation in September 2016. An update on patients in the first-generation trials was presented in a poster at the 2017 Annual Meeting of ASH. The trials demonstrated that first-generation SB-modified CD19-specific CAR+ T cells appear to provide long term cancer control when infused after hematopoietic stem-cell transplantation (HSCT) for patients with advanced CD19+ malignancies and could be detected years after administration in some recipients. All seven patients with advanced CD19+ non-Hodgkin’s lymphoma (NHL) that received autologous T-cells were alive at a median survival of 40 months since infusion. We reported the proportion of patients who were alive was 100% and progression free was 86%. For 19 patients with advanced CD19+ acute lymphoblastic leukemia (ALL) and NHL infused with allogeneic T-cells following HSCT, nine patients were alive with a median survival of 31 months. The proportion of patients reported alive was 49% and the proportion of patients that were progression free was 32%. Of the subset of eight patients who received donor-derived T-cells after haploidentical HSCT, the proportion of patients who were alive was 63% and the proportion of patients that were progression free was 50%. These survival rates compare favorably with historical data for patients receiving HSCT alone (i.e. without CAR-T). Patients receiving autologous HSCT have been reported to have a 3-year progression free survival (PFS) of 49%. Patients receiving allogeneic HSCT have been reported to have a 1-year overall survival (OS) of 20-34%, and haploidentical (haplo) allogeneic HSCT patients have a 3-year OS of 37% and disease free survival (DFS) of 31%. Persistence of circulating SB-modified CAR+ T cells was demonstrated at two years in an autologous and allogeneic patient and for four years in two autologous patients.

We are currently enrolling patients in an investigator-led Phase 1 study using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. Our second-generation CD19 trial employs a revised CAR design and shortened manufacturing process advancement, with culturing times as short as two weeks. A summary of this ongoing trial was presented by Dr. Partow Kebriaei of MDACC in a presentation at the 2017 Annual Meeting of ASH in December. Interim data from the trial demonstrated that autologous T-cells infused after lymphodepleting chemotherapy could be detected, and exhibited anti-tumor effects and an encouraging safety profile in patients with relapsed/refractory CD19+ malignancies. Complete responses at one month were reported in four of eight patients with either ALL (n=5), chronic lymphocytic leukemia (n=1), or diffuse large B-cell lymphoma (n=2), with two morphologic complete responses at three months. Follow-up blood tests demonstrated sustained persistence of infused T-cells and targeting of malignant and normal B cells. There were no dose limiting toxicities with only grade 1 or 2 adverse events being reported. T-cell dose escalation continues. We anticipate stopping enrollment in this trial in 2018 as our third-generation trial moves forward in the clinic.

In the preclinical setting, the time to manufacture and administration of third-generation SB-modified CAR+ T cells co-expressing mbIL15 has been reduced to less than two days. This shortened very rapid manufacturing process, referred to as P-O-C, delivers genetically modified T-cells with superior proliferative potential in vivo. Preclinical studies of third generation SB CAR+ T cells, presented at the 2017 Annual Meeting of ASH, demonstrated that a single low-dose of T-cells co-expressing a CD19-specific CAR, mbIL15, and kill switch resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival in mice. These preclinical data support our P-O-C plans to very rapidly infuse SB CAR+ T cells in a Phase 1 trial in 2018. Our intent to administer clinical-grade SB-modified CAR+ T cells in less than 48 hours, this non-viral CAR+ T approach has the potential to outpace viral-based methods in terms of time to the administration of therapy concomitant with a reduction in cost. The P-O-C technology is based on the non-viral gene transfer to stably integrate both CAR and mbIL15 with a kill switch.

Overview of the “Point-of-Care” (P-O-C) using the Sleeping Beauty (SB) system to very rapidly generate CAR+ T cells against known tumor antigens.

We are also progressing an ongoing Phase 1 adoptive cellular therapy clinical trial at MD Anderson infusing autologous T cells transduced with lentivirus to express a CD33-specific CAR co-expressed with a kill switch in patients with relapsed or refractory AML. Preclinical studies, presented at the 2017 annual meeting of ASH, demonstrated that lentiviral transduced CAR-T cells targeting CD33 exhibit specific cytotoxic activity for CD33+ AML cells. A proof-of-concept study utilizing an in vivo mouse model for AML demonstrated that these CAR-T cells could reduce disease burden and significantly enhance survival as compared to control groups. These positive preliminary results indicated biological activity and are suggestive of potential therapeutic effect for the treatment of AML. This Phase 1 clinical trial is now open for enrollment at MD Anderson. The anticipated clinical data may establish that CD33 can be targeted by CAR on genetically modified T-cells, which will provide a foundation for considering then to advance this program under the P-O-C approach using the non-viral SB system.

Clinical Development of TCR

Cancer immunotherapy generally offers limited clinical benefit without coordinated strategies to mitigate the immunosuppressive nature of the tumor microenvironment. Tumor-associated antigens (TAAs) on the surface of solid tumors represents an attractive target for CAR-based T-cell therapy if expression is restricted to tumor cells. Because CARs directly bind to antigens independent of the human leukocyte antigen (HLA) system, an advantage of this approach is that one CAR design with a particular specificity may target a particular cancer diagnosis shared by multiple individuals. However, these types are TAAs on the cancer cell’s surface are not common. In contrast, it is increasingly recognized that neoantigens (or sometimes referred to as mutation-specific proteins), which are selectively expressed within solid tumors as they result from cancer-specific mutations, are more prevalent targets for T-cell therapy. Thus, neoantigens might serve as attractive targets than TAAs if they can be targeted by T-cell receptors (TCRs), which in contrast to CARs, recognize antigens processed through HLA. The problem to be overcome is that neoantigens are typically different between patients with cancer, thus the TCRs targeting a neoantigens are different for different recipients of T-cell therapy. One way to target neoantigens is to genetically modify T cells with TCRs to recognize neoantigens. Since many neoantigens may be expressed within a tumor, preference is given to target a subset of antigens that are tied to the formation of the tumor. In other words, to target “driver mutations”. We believe that our non-viral platform is well suited for targeting neoantigens as the SB system has the potential for the very rapid production of TCR-modified T cells such as under P-O-C. This approach to the clinical production of TCR-modified T cells may be cost-effective, and is expected to be customizable so that patients can receive TCR-modified T cells personalized for their cancer. Therefore, we are pursuing a discovery program in TCR therapies for neoantigen targets.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the SB transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous PBL genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. We plan to perform clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at Ziopharm and Precigen. Preparations for the clinical trial are underway at the NCI. Following validation of the manufacturing process, we anticipate submission of the IND and initiation of the clinical trial in 2018.

Preclinical Development

In collaboration with Precigen, we continue to develop additional CAR+ T targets, using our SB platform. Pursuant to the collaboration, Ares Trading has elected two CAR+ T targets for which they plan to perform certain clinical activities that will be funded by them. We and Precigen expect to independently conduct research and development on other CAR+ T candidates, with Ares Trading having the opportunity during clinical development to opt-in to these candidates for additional payments to us and Precigen. We anticipate further advancement of at least one target toward the clinic in 2018.

In addition, we will continue efforts to genetically modify allogeneic (third party) NK cells to improve their persistence and anti-tumor efficacy.

Financial Overview

Overview of Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue. Revenue during the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
	2018	2017	Change
($ in thousands)
Collaboration revenue	$146	$1,597	$(1,451)	-91%

Revenue for the three months ended March 31, 2018 decreased, compared to revenue for the three months ended March 31, 2017 due to the adoption of ASU 2014-09 (Note 2, Summary of Significant Accounting Policies). During the three months ended March 31, 2018, the Company recognized $146 thousand of revenue related to the Ares Trading Agreement. As of March 31, 2018, the remaining balance of contract liability associated with the upfront payment is $49.5 million, of which $476 thousand is classified as current and $49.0 million is classified as long-term. During the three months ended March 31, 2017, the Company recognized $1.6 million of revenue related to the Ares Trading Agreement. As of December 31, 2017, the remaining balance of contract liability (formerly deferred revenue) associated with the upfront payment was $41.5 million, of which $6.4 million is current and $35.1 million is classified as long-term.

Research and development expenses. Research and development expenses during the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017	Change
($ in thousands)
Research and development	$10,183	$11,967	$(1,784)	-15%

Research and development expenses for the three months ended March 31, 2018 decreased by $1.8 million, as compared to the three months ended March 31, 2017. The decrease in research and development expenses for the three months ended March 31, 2018 is primarily due to decreases of $1.0 million in Gene Therapy programs, $0.7 million in GvHD related expenses, and $0.3 million in Cell Therapy program spending. These decreases related to program costs were offset by an increase of $0.2 million related to stock compensation, salary and employee related expenses, and contracted outside service costs during the three months ended March 31, 2018.

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

For the three months ended March 31, 2018, our clinical stage projects included a Phase 1 trial with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 trial with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; an investigator-led Phase 1 trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; an investigator-led Phase 1 trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia; and a Phase 1 trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 trial with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $0.3 million for the three months ended March 31, 2018, and $4.7 million from the project’s inception in June 2015 through March 31, 2018. There were no expenses incurred by us to third parties for our Phase 1b/2 trial with Ad-RTS-IL-12 + veledimex in metastatic breast cancer for the three months ended March 31, 2018, and expenses from the project’s inception in April 2015 through March 31, 2018 were $0.8 million. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $1.1 million for the three months ended March 31, 2018 and $3.9 million from the project’s inception in December 2015 through March 31, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia were $1.5 million for the three months ended March 31, 2018 and $2.9 million from the project’s inception in September 2017 through March 31, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.6 million for the three months ended March 31, 2018 and $1.2 million from the projects inception in October 2017 through March 31, 2018.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017	Change
($ in thousands)
General and administrative	$6,159	$3,595	$2,564	71%

General and administrative expenses for the three months ended March 31, 2018 increased by $2.6 million, as compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was primarily due to an increase of $2.2 million in stock compensation and employee related expenses incurred in the three months ended March 31, 2018 relating to stock option modifications for a departing officer and director. Additionally, contracted outside service expenses and other operating expense costs increased by $0.4 million in comparison to the three months ended March 31, 2017.

Other income (expense). Other income (expense) for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017	Change
($ in thousands)
Other income (expense), net	$148	$38	$110	289%
Change in derivative value	28	(1,560)	1,588	(102%)

Total	$176	$(1,522)

The increase in other expense for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to interest received on our cash balance. The Company recorded a gain on the change of the derivative liabilities in the amount of $28 thousand for the quarter ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2018, we have approximately $51.1 million of cash and cash equivalents. Given our development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2019 and currently have no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated March 1, 2018 included in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2017.

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

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
($ in thousands)
Net cash provided by (used in):
Operating activities	$(18,957)	$(14,277)
Investing activities	(150)	(358)
Financing activities	(731)	29

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(19,838)	$(14,606)

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

Net cash used in operating activities for the three months ended March 31, 2018 was $19.0 million, as compared to net cash used in operating activities of $14.3 million for the three months ended March 31, 2017. The net cash used in operating activities for the three months ended March 31, 2018 was primarily due to our net loss of $16.0 million, offset by the change in prepaid expenses of $1.2 million, and change in accrued expenses and other liabilities of $3.1 million. The net cash used in operating activities for the three months ended March 31, 2017 was primarily due to our net loss of $15.5 million, offset by the change in prepaid expenses of $2.4 million and change in accrued expenses and other liabilities of $19 thousand.

Net cash used in investing activities was $150 thousand for the three months ended March 31, 2018 compared to $358 thousand for the three months ended March 31, 2017. The change was due to an increase in offsite equipment purchased to support our CAR programs at MD Anderson incurred during the three months ended March 31, 2017.

Net cash used in financing activities was $730 thousand for the three months ended March 31, 2018 compared to $29 thousand provided by financing activities for the three months ended March 31, 2017. The $760 thousand decrease in cash provided by financing activities is primarily attributable to restricted stock buy back to cover taxes on stock exercises.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2018, our accumulated deficit was approximately $736.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of March 31, 2018 was $62.0 million, consisting of $72.1 million in current assets and $10.1 million in current liabilities. Working capital as of December 31, 2017 was $69.9 million, consisting of $90.8 million in current assets and $20.9 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$2,774	$1,006	$1,464	$304	$—
CRADAs	$4,375	2,500	1,875	—	—

Total	$7,149	$3,506	$3,339	$304	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office space in New York, New York and Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Included in the above table are obligations for the subleased portion of our New York and Houston office space (see Note 6, Commitments and Contingencies). We expect to receive a total of $195 thousand in the next year from our subtenants in the New York office.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the SB transposon/transposase system for the treatment of solid tumors. Our obligation for the CRADA is reflected above with $2.5 million in the column “Less than 1 Year” and $1.9 million in the column “2 – 3 Years.”

Off-balance sheet arrangements

During the three months ended March 31, 2018 and 2017, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2018. See note 2, Summary of Significant Accounting Policies, for a discussion of our adoption of ASU 2014-09 relating to revenue recognition.

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

Effect of Currency Exchange Rates and Exchange Rate Risk Management

We customarily conduct clinical studies outside of the United States primarily in Western Europe. These business operations are not material at this time, therefore any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly account for revenue recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

As of March 31, 2018, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from Precigen, pursuant to the Channel Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T-cells, NK cells, CARs and TCRs, possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified and/or unmodified T-cell and NK-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T-cells or NK cells ex vivo and infusing the T-cells or NK cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	addressing any competing technological and market developments;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products;

•	maintaining and defending the intellectual property rights relating to any products we develop;

•	and not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors, such as those developing T-cell and/or NK-cell therapies.

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

*If we cannot compete successfully for market share against other biopharmaceutical companies, we may not achieve sufficient product revenues and our business will suffer.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T-cells and NK cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T-cells and NK cells face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Two such companies have now commercialized autologous CAR+ T-cells against CD19: Novartis and Kite Pharma/Gilead. Additional companies developing autologous CAR+ T targets include Juno Therapeutics/Celgene, bluebird bio, in collaboration with Celgene, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Kite Pharma/Gilead, Bellicum Pharmaceuticals, Juno Therapeutics, Autolus Limited, CARsgen, Mustang Bio and Aurora BioPharma. Cellectis and Allogene Therapeutics are pursuing the development of allogeneic CAR+ T therapies which may compete with our product candidates. In the TCR arena, we face competition from companies targeting shared antigens including Adaptimmune in collaboration with GlaxoSmithKline, Kite Pharma/Gilead, Tmunity and others. Additional competitors are pursuing a vaccine platform to target neoantigens for solid tumors. This includes Advaxis/Amgen, BioNTech, Neon Therapeutics and Gritstone Oncology. Neon has also announced that they are developing a T-cell therapy against neoantigens using a technology which may compete with our product candidates. Other companies are developing non-viral gene therapies including Poseida Therapeutics. We also face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.

Several competitors are developing technology which enhances the immune response within the tumor microenvironment, thereby making cold tumors hot. Companies in this area include Nektar Therapeutics, Heat Biologics, and Advantagene as well as others.

Companies that sell marketed drugs for recurrent glioblastoma are Genentech and Roche with Avastin and Arbor Pharmaceuticals. Four companies have product candidates in Phase 3 development for the treatment of glioblastoma. Immunocellular Therapeutics, Tocagen, and DelMar. Other competitors with product candidates currently in Phase 2 clinical trials include Abbvie’s Depatus-M (ABT-414) and DNA-2401, a conditionally replicative adenovirus being evaluated in combination with pembrolizumab (KEYTRUDA®) for recurrent glioblastoma by DNATrix and Merck. Duke University is enrolling a randomized Phase 2 study of oncolytic polio/rhinovirus recombinant (PVSRIPO) alone or in combination with lomustine in recurrent WHO Grade IV malignant glioma patients. Also, MedImmune/Astra-Zeneca’s durvalumab was evaluated in a Phase 2 trial in patients with rGBM. In addition, OncoSec is advancing IL-12 for the treatment of melanoma and has generated Phase 2 data for ImmunoPulse® IL-12 in combination with pembrolizumab.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2018, we had a net loss of $16.0 million, and, as of March 31, 2018, we have incurred approximately $736.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Precigen, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

As of March 31, 2018, we have approximately $51.1 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2019, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated March 1, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of March 31, 2018, we have incurred approximately $736.6 million of accumulated deficit and had approximately $51.1 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2019. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement with Precigen and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and any additional product candidates we pursue will increase the level of our overall research and development expenses significantly going forward.

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

Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, the performance of the Cancer Program, including the development, commercialization and certain aspects of manufacturing of Ziopharm Products. Precigen is responsible for establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Precigen’s patents. We expect our overall research and development expenses will continue to increase as we move forward and particularly as we move into pivotal trials. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small-molecule candidates. In addition to increased research and development costs, we may need to add headcount to support our Channel Agreement endeavors, which would add to our general and administrative expenses going forward.

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

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the three months ended March 31, 2018, we issued an aggregate of 3,624 shares, as dividends, of our Series 1 preferred stock to Intrexon, the holder of all the outstanding shares of our Series 1 preferred stock. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20-day volume-weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a Ziopharm Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20-day volume-weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

The holders of our Series 1 preferred stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including payments upon a liquidation event, as well as dividend and registration rights associated with their shares.

The shares of Series 1 preferred stock that we issued to Intrexon in June 2016 in consideration for amending the Channel Agreement and GvHD Agreement are entitled to a number of rights and preferences which our common stock do not and will not have. Among these rights and preferences is the right to receive a portion of all funds to be distributed in connection with a voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, as defined in our Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, or the Certificate of Designation (which includes a change of control or the sale, lease transfer or exclusive license of all or substantially all of our assets), in proportion to the holders’ proportionate share of our common stock on an as-converted to common stock basis. For purposes of determining the Series 1 preferred stock’s proportionate share on an as-converted basis in such a transaction, it would be assumed that the Series 1 preferred stock is convertible into a number of shares of common stock equal to (i) the stated value of all outstanding shares of Series 1 preferred stock, divided by (ii) the volume weighted average price of our common stock for the 20-day period ending on the date of the public announcement of such voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, rounded down to the nearest whole share, unless such transaction occurred following the public announcement of the first approval in the United States of a Ziopharm Product under the Channel Agreement, a Product under the GvHD Agreement or a Product under the Ares Trading Agreement, in which case the stated value would be divided by the volume weighted average price of our common stock for the 20-day period ending on the date of the public announcement such approval. We refer to this proportionate share allocated to the holders of Series 1 preferred stock as the Series 1 Liquidation Amount. In addition, we may elect to redeem the shares of Series 1 preferred stock in connection with or following a Deemed Liquidation Event at a price per share equal to the Series 1 Liquidation Amount. Since the conversion rate is based on the stated value of the shares of Series 1 preferred stock, which was initially $120 million and increases at a rate of 1% per month, the holders of shares of our Series 1 preferred stock could receive a disproportionate amount of the proceeds of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event if our stock price has not sufficiently increased prior to the time that their proportionate share is calculated. Further, pursuant to the terms of a Securities Issuance Agreement we entered into with Intrexon in connection with the issuance of the Series 1 preferred stock, we agreed that the holders of common stock issued upon the conversion of the shares of Series 1 preferred stock issued to Intrexon shall be entitled to piggy-back registration rights with respect to any common stock registered by us following such conversion.

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

*The technology on which our Channel Agreement with Precigen is based relies in part on early stage technology in the field of human oncologic therapeutics.

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

We will incur additional expenses in connection with our License Agreement with MD Anderson

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

Under the MD Anderson License, we, together with Precigen, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell, NK cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. When combined with Precigen’s technology suite and Ziopharm’s clinically tested RTS® interleukin-12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR+ T cell and other immune cells by controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, we and Precigen shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

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

*Our ability to generate product revenues will be diminished if our products do not obtain coverage and adequate reimbursement from payors.

Our ability to commercialize our product candidates, if approved, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers and other third-party payors.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Sufficient coverage and adequate reimbursement from third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. It is difficult to predict the coverage and reimbursement decisions that will be made by third-party payors for novel gene therapy products such as ours. Even if we obtain coverage for our product candidates, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

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

As of March 31, 2018, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 21.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended March 31, 2018, we issued an aggregate of 3,624 shares of Series 1 preferred stock to Intrexon Corporation, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from January 1, 2018 through March 31, 2018. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
January 1 to January 31, 2018	—		$—
February 1 to February 28, 2018	188,233	(1)	$3.88
March 1 to March 31, 2018	—		$—

Total	188,233

(1)	Represents the total number of shares of our common stock delivered to us by certain employees to satisfy the statutory tax withholding obligations owed in connection with the vesting of restricted stock awards granted to such employees under the Ziopharm Oncology, Inc. 2012 Equity Incentive Plan, as amended to date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1	Separation Agreement by and between the Registrant and Caesar J. Belbel dated as of February 15, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 22, 2018).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: May 10, 2018

By:	/s/ Kevin G. Lafond

Kevin G. Lafond Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 10, 2018