Form 10-Q
period 2018-06-30
ZIOPHARM ONCOLOGY INC
filed 2018-08-08
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 24, 2018, was 142,379,770 shares.

ZIOPHARM Oncology, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	our ability to raise substantial additional capital to fund our planned operations in the near term and to continue as a going concern;

•	our estimates regarding expenses, use of cash, timing of future cash needs and capital requirements;

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$40,404	$70,946
Receivables	663	19
Prepaid expenses and other current assets	11,926	19,818

Total current assets	52,993	90,783
Property and equipment, net	1,332	1,211
Deposits	128	128
Other non-current assets	21,930	13,484

Total assets	$76,383	$105,606

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$588	$4,417
Accrued expenses	8,663	9,909
Contract liability - current portion	—	6,389
Deferred rent - current portion	63	141

Total current liabilities	9,314	20,856
Contract liability, net of current portion	49,513	35,139
Deferred rent, net of current portion	5	1
Derivative liabilities	2,358	2,424

Total liabilities	61,190	58,420

Commitments and contingencies (Note 6)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 127,002 and 119,644 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; liquidation value of $152.4 million and $143.6 million at June 30, 2018 and December 31, 2017, respectively	154,428	143,992
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 142,379,770 and 142,658,037 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	142	143
Additional paid-in capital	609,247	615,493
Accumulated deficit	(748,624)	(712,442)

Total stockholders’ deficit	(139,235)	(96,806)

Total liabilities and stockholders’ deficit	$76,383	$105,606

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$1,597	$146	$3,194

Operating expenses:
Research and development	7,489	10,831	17,672	22,798
General and administrative	4,889	3,780	11,048	7,375

Total operating expenses	12,378	14,611	28,720	30,173

Loss from operations	(12,378)	(13,014)	(28,574)	(26,979)
Other income (expense), net	164	86	312	124
Change in fair value of derivative liabilities	183	66	211	(1,494)

Net loss	$(12,031)	$(12,862)	$(28,051)	$(28,349)
Preferred stock dividends	$(5,462)	$(4,865)	$(10,582)	$(9,036)

Net loss applicable to common stockholders	$(17,493)	$(17,727)	$(38,633)	$(37,385)

Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.27)	$(0.28)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	141,017,898	135,630,210	140,935,964	133,176,934

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2018

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	119,644	$143,992	142,658,037	$143	$615,493	$(712,442)	$(96,806)
Adjustment for implementation of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	5,370	—	5,370
Exercise of employee stock options	—	—	104,166	—	240	—	240
Cancelled restricted common stock	—	—	(70,867)	—	—	—	—
Repurchase of restricted common stock	—	—	(311,566)	(1)	(1,274)	—	(1,275)
Preferred stock dividends	7,358	10,436	—	—	(10,582)	—	(10,582)
Net loss	—	—	—	—	—	(28,051)	(28,051)

Balance at June 30, 2018	127,002	$154,428	142,379,770	$142	$609,247	$(748,624)	$(139,235)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,051)	$(28,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	167
Stock-based compensation	5,370	4,082
Change in fair value of derivative liabilities	(211)	1,494
(Increase) decrease in:
Receivables	(645)	(23)
Prepaid expenses and other current assets	7,892	(4,083)
Other noncurrent assets	(8,447)	—
Increase (decrease) in:
Accounts payable	(3,829)	(75)
Accrued expenses	(1,245)	246
Contract liabilities	(146)	(3,194)
Deferred rent	(74)	(65)

Net cash used in operating activities	(29,131)	(29,800)

Cash flows from investing activities:
Purchases of property and equipment	(376)	(385)

Net cash used in investing activities	(376)	(385)

Cash flows from financing activities:
Proceeds from exercise of stock options	240	98
Repurchase of restricted common stock	(1,275)	(1,042)
Proceeds from issuance of common stock, net	—	47,270

Net cash provided by (used in) financing activities	(1,035)	46,326

Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,542)	16,141
Cash, cash equivalents, and restricted cash, beginning of period	71,335	81,441

Cash equivalents, and restricted cash, end of period	$40,793	$97,582

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$10,582	$9,036

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At June 30, 2018, the Company’s accumulated deficit was approximately $748.6 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2019. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing in the near term or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those currently planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.

As of June 30, 2018, the Company had approximately $40.4 million of cash and cash equivalents. Given its development plans, the Company anticipates cash resources will be sufficient to fund its operations into the second quarter of 2019 and the Company has no committed sources of additional capital. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than currently anticipated. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018, as amended, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies – (continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash or ASU 2016-18. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$40,404	$97,194
Restricted cash included in prepaid expenses and other current assets	389	—
Restricted cash included in other non-current assets	—	388

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$40,793	$97,582

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$38,492	$38,492	$—	$—

Liabilities:
Derivative liabilities	$(2,358)	$—	$—	$(2,358)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements – (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$66,156	$66,156	$—	$—

Liabilities:
Derivative liabilities	$(2,424)	$—	$—	$(2,424)

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

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at June 30, 2018 and 2017 consisted of the following:

	June 30,
	2018	2017
Stock options	4,303,802	3,537,835
Unvested restricted stock	1,198,868	1,330,492
Preferred stock	41,754,054	23,289,258

	47,256,724	28,157,585

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a Ziopharm Product, as defined in and developed under the Exclusive Channel Partner Agreement dated as of January 6, 2011 and as amended from time to time, by and between the Company and Intrexon, or (ii) a Product, as defined in and developed under the Exclusive Channel Collaboration Agreement dated September 28, 2015 and as amended from time to time, by and between the Company and Intrexon, or (iii) a Product as defined in and developed under the License and Collaboration Agreement dated March 27, 2015 and as amended from time to time, by and among Intrexon, Ares Trading, S.A. and the Company, is publicly announced. Assuming a conversion event date of June 30, 2018, the Series 1 preferred stock would convert into 41,754,054 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over the previous 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 6 and Note 9 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment to the Company’s financial statements due to the adoption of ASC 606 is related to the Company’s Ares Trading License and Collaboration Agreement (Note 6), which is the Company’s sole open revenue contract outstanding at January 1, 2018.

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

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property, research and development services and options to purchase additional goods and/or services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Contracts that include an option to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

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

The Company does not believe that any variable consideration should be included in the transaction price at the date of adoption of ASC 606 on January 1, 2018 or for the period ended June 30, 2018. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.

The first performance obligation includes three initial targets, two of which were substantially complete at March 31, 2018. Revenue recognized to date relates to these two targets. There is no remaining contract liability related to these two targets. The third target included in the first performance obligation has not yet been identified; revenue recognition will be deferred until the time that the work on the project begins. No revenue has been recognized related to the material rights as the option for the material rights has not yet been exercised.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

As a result of adopting ASC 606, the Company recorded a $8.1 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 as a result of the treatment of the up-front consideration received in July 2015 under ASC 605-25 versus ASC 606. Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment:

	Impact of Topic 606 Adoption
	on the Balance Sheet
($ in thousands)	as of January 1, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Contract liability, current portion	$622	$(5,767)	$6,389
Contract liability, net of current portion	$49,037	$13,898	$35,139
Accumulated deficit	$(720,573)	$(8,131)	$(712,442)

The amount by which each financial statement line item is affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is disclosed below.

	Impact of Topic 606 Adoption
	on the Balance Sheet
($ in thousands)	as of June 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Contract liability, current portion	$—	$(6,389)	$6,389
Contract liability, net of current portion	$49,513	$17,569	$31,944
Accumulated deficit	$(748,624)	$11,180	$(737,444)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

	Impact of Topic 606 Adoption
	on the Statement of Operations
($ in thousands)	for the Three Months Ended June 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$—	$(1,597)	$1,597
Net loss	$(12,031)	$(1,597)	$(10,434)
Basic and diluted net loss per share	$(0.12)	$(0.01)	$(0.11)

	Impact of Topic 606 Adoption
	on the Statement of Operations
($ in thousands)	for the Six Months Ended June 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$146	$(3,048)	$3,194
Net loss	$(28,051)	$(3,048)	$(25,003)
Basic and diluted net loss per share	$(0.27)	$(0.02)	$(0.25)

	Impact of Topic 606 Adoption
	on the Statement of Cash Flows
($ in thousands)	for the Six Months Ended June 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(28,051)	$(3,048)	$(25,003)
Changes in contract liability	$—	$3,194	$(3,194)

The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Ares Trading S.A. and Precigen, previously Intrexon (Note 6). Under ASC 605, the Company accounted for the up-front payment over the estimated period of performance of the research and development services which were estimated to be 9 years. In connection with the adoption of ASC 606, the Company uses cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research programs. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. As a result, although the performance obligations noted above and identified under ASC 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under ASC 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under ASC 606 differed from the amounts allocated under ASC 605. The Company has a full valuation allowance so there was no effect on incomes taxes as a result of this change.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other current assets on the balance sheet as of June 30, 2018. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. Total sublease loss was approximately $31 thousand for each of the three-month periods ending June 30, 2018 and 2017. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space, which is recorded in other current assets on the balance sheet.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the Company’s Boston office space to incorporate all three lease agreements under the same master agreement, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of June 30, 2018, a security deposit of $128 thousand is included in deposits on the balance sheet.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston, TX at The University of Texas MD Anderson Cancer Center, or MD Anderson. Under the terms of the Houston lease agreement, the Company leases approximately two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $1 thousand through April 2021. Upon signing the lease agreement, the Company expensed approximately $40 thousand for rent expense for the period beginning in May 2015 through December 2017. The $40 thousand for rent expense incurred from May 2015 through December 2017, and all future rent expense incurred in Houston, is being deducted from our prepayment at MD Anderson described in the license agreement section below.

Total rent expense was approximately $213 thousand and $389 thousand for the three and six months ended June 30, 2018, respectively. Total rent expense was approximately $196 thousand and $367 thousand for the three and six months ended June 30, 2017, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at June 30, 2018 and December 31, 2017 of $68 thousand ($63 thousand as is classified current and $5 thousand as is classified long-term) and $142 thousand ($141 thousand as is classified current and $1 thousand as is classified long-term), respectively, which is recorded in deferred rent on the balance sheets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Precigen for the Cancer Programs

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), that governs a “channel partnering” arrangement in which the Company uses Precigen’s technology to research, develop and commercialize products in which DNA is administered to humans for expression of anti-cancer effectors for treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement establishes committees comprising representatives of us and Precigen that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Precigen in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which are collectively referred to as the Ziopharm Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Ziopharm Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense these rights without Precigen’s written consent.

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

After the 2016 Exclusive Channel Partner Amendment, or the 2016 ECP Amendment, discussed below, and subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company is obligated to pay Precigen on a quarterly basis 20% of net profits derived in that quarter from the sale of Ziopharm Products, calculated on a Ziopharm Product-by-Ziopharm Product basis. The Company likewise agreed to pay Precigen on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a stock purchase agreement with Precigen.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Amendment of Collaborations with Precigen

On March 27, 2015, the Company, together with Intrexon, (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), entered into an ECP Amendment, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T-cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Precigen/Ziopharm collaboration under the Channel Agreement. The ECP Amendment provides that Precigen will pay us fifty percent of all payments Precigen receives for upfronts, milestones and royalties under the Ares Trading Agreement.

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Precigen, amending the Channel Agreement, and (2) the 2016 GvHD Amendment, amending the Exclusive Channel Collaboration Agreement the Company entered into with Precigen in September 2015, or the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Precigen under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Ziopharm Products, calculated on a Ziopharm Product-by-Ziopharm Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company would pay to Precigen under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the existing collaboration with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA. The Company has announced the decision to stop pursuing the development of engineered cell therapy strategies for targeted treatment of GvHD. The Company has reverted the rights under the GvHD Agreement back to Precigen.

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

Exclusive Channel Collaboration Agreement with Precigen for GvHD

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), whereby the Company would use Precigen’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of GvHD. The GvHD Agreement granted us a worldwide license to use specified patents and other intellectual property of Precigen in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products developed under the GvHD Agreement.

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

As a result of an in-depth review of the Company’s research and development portfolio, the determination was made that the pursuit of GvHD as an indication was not a material part of its corporate strategy and therefore have decided to stop pursuing the development of engineered cell therapy strategies, used either separately or in combination, for targeted treatment of GvHD. The Company has reverted the rights under the GvHD program back to Precigen.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), entered into a License Agreement, or the MD Anderson License, with MD Anderson. Pursuant to the MD Anderson License, the Company, together with Precigen, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor, or CAR, T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and T-cell receptors, or TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies such as gamma delta T cells.

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

On August 17, 2015, the Company, Precigen and MD Anderson entered into a research and development agreement, or the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

Pursuant to the Research and Development Agreement, the Company, Precigen and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the six months ended June 30, 2018, the Company made payments in the aggregate amount of $2.7 million to MD Anderson compared to $6.2 million during the three months ended June 30, 2017. The decrease in cash paid to MD Anderson during the first quarter of 2018 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment. As of June 30, 2018, MD Anderson had used $9.6 million in program related expenses and reimbursed the company $0.7 million related to third party passthrough costs to offset of the prepaid balance for the MD Anderson License and the Research and Development Agreement. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $31.7 million, of which $9.9 million is included in other current assets and the remaining $21.8 million is included in non-current assets at June 30, 2018.

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

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company, together with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), signed a worldwide License and Collaboration Agreement, or the Ares Trading Agreement, with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Precigen is entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company is responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three and six months ended June 30, 2018, the Company has expensed $36 thousand under the Ares Trading Agreement.

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

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The final royalty payment of $250 thousand was paid in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the three and six months ended June 30, 2018 and 2017.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the development of adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty (SB) transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes (PBL) genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Intrexon. The Company’s remaining obligation, as of June 30, 2018, for this CRADA is $3.8 million over the next two years, payable in $625 thousand payments on a quarterly basis. During the three and six months ended June 30, 2018, the Company made payments of $625 thousand and $1.3 million, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

Collaborations with Intrexon/ Precigen

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), (Note 6). A director of the Company, Randal J. Kirk, is the chief executive officer, a director, and the largest stockholder of Intrexon.

On February 3, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering upon the same terms as others that participated in the offering.

On March 27, 2015, the Company and Precigen entered into a Second Amendment to the Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement, which the Company and Precigen entered into with Ares Trading, on March 27, 2015. The ECP Amendment provided that Precigen will pay to the Company 50% of all payments that Precigen receives for upfronts, milestones and royalties under the Ares Trading Agreement (Note 6). The Amendment also reduces Precigen’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions (continued)

On June 29, 2016, the Company entered into the 2016 ECP Amendment, with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), amending the Channel Agreement, and the 2016 GvHD Amendment, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Precigen under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Ziopharm Products (as defined in the Channel Agreement), calculated on a Ziopharm Product-by-Ziopharm Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company would pay to Precigen under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Merck Serono, the biopharmaceutical business of Merck KGaA.

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

During the three months ended June 30, 2018, the Company issued an aggregate of 3,734 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. At June 30, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $5.4 million which is a component of temporary equity. During the three months ended June 30, 2018, the Company recorded a gain on the change of the derivative liabilities in the amount of $183 thousand. See Notes 9 and 10 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the six months ended June 30, 2018, and 2017, the Company expensed $4.7 million and $11.2 million, respectively, for services performed by Precigen. As of June 30, 2018, and 2017, the Company recorded $1.9 million and $3.7 million, respectively, in current liabilities on its balance sheet for amounts due to Precigen.

Collaboration with Precigen and MD Anderson

On January 13, 2015, the Company, together with Precigen, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Precigen hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the three months ending March 31, 2018, the Company made the final quarterly payment of $2.7 million under the research and development agreement, bringing the total aggregate payments to $41.9 million.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Research and development	$609	$596	$1,212	$1,156
General and administrative	1,102	1,462	4,158	2,926

Stock-based compensation expense	$1,711	$2,058	$5,370	$4,082

The Company granted an aggregate of 198,000 and 205,500 stock options during the three and six months ended June 30, 2018 with a weighted-average grant date fair value of $3.06 and $3.06 per share, respectively. The Company granted an aggregate of 148,500 and 265,500 stock options during the three and six months ended June 30, 2017 with a weighted-average grant date fair value of $4.48 and $4.45 per share, respectively.

On February 15, 2018, the Company extended the contractual life of 751,667 fully vested stock options held by one officer of the Company by an additional 9 months. Additionally, on March 12, 2018, the Company extended the contractual life of 117,500 fully vested stock options held by a director. These extensions resulted in additional stock compensation expense of $481 thousand in the three and six months ended June 30, 2018.

The Company recognizes forefeitures as they occur. For the three months ended June 30, 2018 and 2017, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2018	2017
Risk-free interest rate	2.66 - 2.91%	1.85 - 2.05%
Expected life in years	6	6
Expected volatility	81.48 - 81.66%	80.93 - 81.03%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2018 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,852,135	$5.12
Granted	205,500	4.32
Exercised	(104,167)	2.30
Cancelled	(149,666)	5.50

Outstanding, June 30, 2018	3,803,802	$5.08	6.14	$415

Options exercisable, June 30, 2018	2,840,835	$4.97	5.16	$415

Options exercisable, December 31, 2017	2,925,502	$5.12	5.58	$1,152

Options available for future grant	318,961

At June 30, 2018, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.2 million. The cost is expected to be recognized over a weighted-average period of 1.62 years.

In September 2017, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 500,000 shares of the Company’s common stock, outside of the 2012 Plan, at an exercise price of $6.19 per share. The inducement grant is excluded from the option activity table above.

A summary of the status of unvested restricted stock for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2017	1,808,559	$5.74
Granted	—	—
Vested	(538,824)	7.84
Cancelled	(70,867)	5.07

Non-vested, June 30, 2018	1,198,868	$4.83

At June 30, 2018, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $4.3 million. The cost is expected to be recognized over a weighted-average period of 1.56 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Preferred Stock

The Company has 30,000,000 shares of preferred stock authorized, of which, 250,000 shares are designated as Series 1 preferred stock.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (which Intrexon subsequently assigned to Precigen, Inc., a wholly owned subsidiary of Intrexon), (see Note 6). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations.

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

During the three and six months ended June 30, 2018, the Company issued an aggregate of 3,734 shares and 7,358, shares of Series 1 preferred stock, respectively to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. During the three and six months ended June 30, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $5.4 million and $10.4 million, respectively, which is a component of temporary equity. During the three and six months ended June 30, 2018, the Company recorded a gain on the change of the derivative liabilities in the amount of $183 thousand and $211 thousand, respectively (Note 10).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
June 30, 2018:
Derivative liabilities	Liabilities	$2,358

The change in the derivative liability for the three and six months ended June 30, 2018 consisted of the following:

($ in thousands)
Fair Value
Balance, December 31, 2017	$2,424
Dividends	73
Change in fair value	(28)

Balance, March 31, 2018	$2,469

Dividends	72
Change in fair value	(183)

Balance, June 30, 2018	$2,358

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

	June 30, 2018	December 31, 2017
Risk-free interest rate	2.74%	1.92 - 2.12%
Expected dividend rate	0	0
Expected volatility	82.40%	68.7 - 80.4%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$1.00	$1.00

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage gene- and cell-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies designed to utilize the patient’s immune system by employing novel, controlled gene expression and innovative cell engineering technologies to deliver safe, effective, and scalable cell- and viral-based therapies for the treatment of multiple cancer types. Our first platform is Controlled IL-12, which is designed to deliver interleukin 12 or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to cancer. Our second platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using the Sleeping Beauty, or SB, system to rapidly reprogram T cells outside of the body for subsequent infusion. We believe these two platforms provide or will provide unique and powerful solutions intended to advance the field of immuno-oncology and address the issues associated with (1) treating heterogenous solid tumors and unknown antigens therein through control of IL-12 and (2) providing rapid and cost-effective manufacturing solutions for CAR and TCR-based cell therapies for hematologic malignancies and solid tumors against known antigens.

With our partner Precigen, Inc., or Precigen, a wholly-owned subsidiary of Intrexon Corporation, we are developing a gene therapy that delivers Controlled IL-12 to treat patients with solid tumors including brain and breast cancers. Based on technology licensed from MD Anderson Cancer Center, we are developing CAR T-cell or CAR+ T, and T-cell receptor T-cell, or TCR+ T, therapies. These programs are being advanced in collaboration with Precigen and selectively with MD Anderson, the National Cancer Institute, or NCI, and Ares Trading, or Ares, a biopharmaceutical division of Merck KGaA, Darmstadt, Germany.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $40.4 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into the second quarter of 2019, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2018, we had a net loss of $28.1 million, and, as of June 30, 2018, we have incurred approximately $748.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure;

•	hire additional personnel; and

•	scale-up the formulation and manufacturing of our product candidates.

We continue to seek additional financial resources to fund the further development of our product candidates. If we are unable to obtain sufficient additional capital, one or more of these programs could be delayed, and we may be unable to continue our operations at planned levels and be forced to reduce our operations. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Recent Developments

•

Additional data demonstrating anti-tumor immune response of our Controlled IL-12 platform in breast cancer and glioblastoma was presented at the 2018 American Society of Clinical Oncology (ASCO) Annual Meeting. The updated data from our Phase 1 trial in patients with recurrent glioblastoma, or rGBM, shows median overall survival (mOS) of 12.7 months had been sustained for patients treated with Ad-RTS-hIL-12 plus 20mg of veledimex (n=15) at a mean follow-up time of 12.9 months as of May 4, 2018 as compared to 5 to 8 months mOS survival established in historical controls for patients with rGBM.

•

Enrollment has started in our Phase 1 clinical trial to evaluate Ad-RTS-hIL-12 + veledimex in combination with OPDIVO® (nivolumab), an immune checkpoint, or PD-1, inhibitor, in adult patients with rGBM. We expect to enroll up to 18 patients with rGBM in this single-arm study to evaluate the safety and tolerability of this combination regimen, establish optimal dosing and measure overall patient survival.

•

The expansion study of our Phase 1 trial in patients with rGBM to determine the safety and tolerability of a single intratumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex is now open for enrollment. The study is designed to further evaluate the monotherapy in patients who have not received bevacizumab for their disease and are not receiving steroids for the four weeks prior to therapy initiation.

•

Enrollment continues in the Phase 1 investigator-led trial at MD Anderson to infuse CD19-specific CAR-T cells based on genetic modification with the Sleeping Beauty system for patients with B-cell leukemias and lymphomas. This second-generation trial explores T-cell dosing, time to manufacture and variable release criteria.

•

The U.S. Food and Drug Administration, or FDA, placed our investigator-led Investigational New Drug, or IND, application on clinical hold for the proposed Phase 1 trial to evaluate CD19-specific CAR-T therapies very rapidly manufactured under point-of-care (third-generation) at MD Anderson. This technology is anticipated to produce T cells in under two days based on the expression of CAR, membrane bound IL-15 (mbIL15) and HER1t kill switch. The FDA has requested additional information relating to chemistry, manufacturing and controls. We and our partners are evaluating the FDA’s requests, and the initiation of this study may be delayed.

•

Enrollment continues in the Phase 1 investigator-led trial at MD Anderson to infuse CD33-specific CAR-T cells based on genetic modification with lentivirus for patients with acute myeloid malignancy. We expect data from this trial will inform the feasibility of changing the production to the point-of-care technology for the very rapid manufacture of CD33-specific T cells.

•

Merck KGaA, or Merck, has selected two targets to pursue using our Sleeping Beauty system. Initial proof-of-concept preclinical studies have been completed and Merck is evaluating next steps for these targets.

•

Preparation is ongoing for a Phase 1 trial by the National Cancer Institute, or the NCI, to evaluate adoptive cell transfer (ACT)-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. We expect this Phase 1 trial, which is being led by and conducted at the NCI, to be initiated in 2018.

•

Scott Tarriff, a member of our board of directors since 2015, has been elected to serve as Lead Director, succeeding Sir Murray Brennan, M.D. Both Sir Dr. Brennan and former U.S. Senator William Wyche Fowler will step down when their terms expire on September 18, 2018, the date of the 2018 annual meeting of shareholders. Douglas Pagán, the Chief Financial Officer of Paratek Pharmaceuticals, Inc., and Elan Ezickson, the Chief Operating Officer and Head of Corporate Development at Scholar Rock Holding Corporation, have been nominated for election to the board at the 2018 annual meeting of stockholders.

Financial Overview

Overview of Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue. Revenue during the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
Collaboration revenue	$—	$1,597	$(1,597)	-100%	$146	$3,194	$(3,048)	-95%

Revenue for the three months and six ended June 30, 2018 decreased, compared to revenue for the three months ended June 30, 2017 due to the adoption of ASC 606 (Note 5, Revenue Recognition). During the three months ended June 30, 2018, the Company did not recognize any revenue related to the Ares Trading Agreement. During the six months ended June 30, 2018, the Company recognized $146 thousand of revenue related to the Ares Trading Agreement. As of June 30, 2018, the remaining balance of contract liability associated with the upfront payment is $49.5 million, of which the full amount is classified as long-term. During the three months ended June 30, 2017, the Company recognized $1.6 million of revenue related to the Ares Trading Agreement. During the six months ended June 30, 2017, the Company recognized $3.7 million of revenue related to the Ares Trading Agreement. As of December 31, 2017, the remaining balance of contract liability (formerly deferred revenue) associated with the upfront payment was $41.5 million, of which $6.4 million is current and $35.1 million is classified as long-term.

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
Research and development	$7,489	$10,831	$(3,342)	-31%	$17,672	$22,798	$(5,126)	-22%

Research and development expenses for the three months ended June 30, 2018 decreased by $3.3 million, as compared to the three months ended June 30, 2017. The decrease in research and development expenses for the three months ended June 30, 2018 is primarily due to decreases of $3.9 million in preclinical cell therapy programs and $0.5 million in GvHD related expenses as we have reverted the rights under the GvHD Agreement back to Precigen. These decreases related to Cell Therapy and GvHD costs were offset by increases of $0.6 million related our ongoing Gene Therapy programs and $0.5 million related to stock compensation, salary and employee related expenses, and contracted outside service costs during the three months ended June 30, 2018.

Research and development expenses for the six months ended June 30, 2018 decreased by $5.1 million, as compared to the six months ended June 30, 2017. The decrease in research and development expenses for the six months ended June 30, 2018 is primarily due to decreases of $4.2 million in Cell Therapy programs, $1.2 million in GvHD related expenses, and $0.4 million in Gene Therapy program spending. These decreases related to program costs were offset by an increase of $0.7 million related to stock compensation, salary and employee related expenses, and contracted outside service costs during the six months ended June 30, 2018.

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

For the three months ended June 30, 2018 , our clinical stage projects included a Phase 1 trial with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 trial with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; an investigator-led Phase 1 trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; an investigator-led Phase 1 trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia; and a Phase 1 trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 trial with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $0.4 million for the three months ended June 30, 2018, and $5.1 million from the project’s inception in June 2015 through June 30, 2018. There were no expenses incurred by us to third parties for our Phase 1b/2 trial with Ad-RTS-IL-12 + veledimex in metastatic breast cancer for the three months ended June 30, 2018, and expenses from the project’s inception in April 2015 through June 30, 2018 were $0.8 million. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.1 million for the three months ended June 30, 2018 and $4.0 million from the project’s inception in December 2015 through June 30, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia were $0.1 million for the three months ended June 30, 2018 and $3.0 million from the project’s inception in September 2017 through June 30, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.3 million for the three months ended June 30, 2018 and $1.5 million from the projects inception in October 2017 through June 30, 2018.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
General and administrative	$4,889	$3,780	$1,109	29%	$11,048	$7,375	$3,673	50%

General and administrative expenses for the three months ended June 30, 2018 increased by $1.1 million, as compared to the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 was primarily due to an increase of $1.1 million in contracted outside service expenses.

General and administrative expenses for the six months ended June 30, 2018 increased by $3.7 million, as compared to the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 was primarily due to an increase of $2.0 million in stock compensation and employee related expenses incurred in the six months ended June 30, 2018 relating to stock option modifications for a departing officer and director. Additionally, contracted outside service expenses and other operating expense costs increased by $1.6 million in comparison to the six months ended June 30, 2017.

Other income (expense). Other income (expense) for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
Other income (expense), net	$164	$86	$78	91%	$312	$124	$188	152%
Change in derivative value	183	66	117	177%	211	(1,494)	1,705	(114%)

Total	$347	$152			$523	$(1,370)

The increase in other expense for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was due primarily to interest received on our cash balance. The Company recorded a gain on the change of the derivative liabilities in the amount of $183 thousand for the three months ended June 30, 2018 and a gain on the change of the derivative liabilities in the amount of $211 thousand for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we have approximately $40.4 million of cash and cash equivalents. Given our development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2019 and we currently have no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated March 1, 2018 included in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2017.

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

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
($ in thousands)
Net cash provided by (used in):
Operating activities	$(29,131)	$(29,800)
Investing activities	(376)	(385)
Financing activities	(1,035)	46,326

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(30,542)	$16,141

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

Net cash used in operating activities for the six months ended June 30, 2018 was $29.1 million, as compared to net cash used in operating activities of $29.8 million for the six months ended June 30, 2017. The net cash used in operating activities for the six months ended June 30, 2018 was primarily due to our net loss of $28.1 million, offset by the change in prepaid expenses of $8.4 million, and change in accrued expenses and other liabilities of $5.3 million. The net cash used in operating activities for the six months ended June 30, 2017 was primarily due to our net loss of $28.3 million, offset by the change in prepaid expenses of $4.1 million and change in accrued expenses and other liabilities of $246 thousand.

Net cash used in investing activities was $376 thousand for the six months ended June 30, 2018 compared to $385 thousand for the six months ended June 30, 2017. The change was due to an increase in expenses related to the purchase of offsite equipment to support our CAR programs at MD Anderson which was incurred during the six months ended June 30, 2017.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2018 compared to $46.3 million provided by financing activities for the six months ended June 30, 2017. The $47.3 million decrease in cash provided by financing activities is primarily attributable our May 2017 underwritten offering of common stock.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2018, our accumulated deficit was approximately $748.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of June 30, 2018 was $43.7 million, consisting of $53.0 million in current assets and $9.3 million in current liabilities. Working capital as of December 31, 2017 was $69.9 million, consisting of $90.8 million in current assets and $20.9 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$2,472	$884	$1,467	$121	$—
Other	4,750	3,500	1,250	—	—

Total	$7,222	$4,384	$2,717	$121	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office space in New York, New York and Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Included in the above table are obligations for the subleased portion of our New York and Houston office space (Note 6). We expect to receive a total of $111 thousand in the next year from our subtenants in the New York office, which is not reflected in the schedule above.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the SB transposon/transposase system for the treatment of solid tumors. Our obligation for the CRADA is reflected above with $2.5 million in the column “Less than 1 Year” and $1.3 million in the column “2 – 3 Years.”

Off-balance sheet arrangements

During the six months ended June 30, 2018 and 2017, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2018. See Note 5, Summary of Significant Accounting Policies, for a discussion of our adoption of ASC 606 relating to revenue recognition.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and account for revenue recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

As of June 30, 2018, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2018, we had a net loss of $28.1 million, and, as of June 30, 2018, we have incurred approximately $748.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates, including product candidates that we may develop under our Channel Agreement with Precigen, pursuant to the MD Anderson License or pursuant to the Ares Trading Agreement, will likely require substantial increases in our expenses as we:

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

As of June 30, 2018, we have approximately $40.4 million of cash and cash equivalents. Given our development plans, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2019, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated March 1, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

As of June 30, 2018, we have incurred approximately $748.6 million of accumulated deficit and had approximately $40.4 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2019. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our Channel Agreement with Precigen and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License, and we expect that the costs associated with these and any additional product candidates we pursue will increase the level of our overall research and development expenses significantly going forward.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submission or in the conduct of these trials. In June 2018, we announced the FDA placed on clinical hold our Phase 1 trial to evaluate CD19-specific CAR-T therapies manufactured under point-of-care and requested additional information in support of the IND submission for the trial. Our business may be materially harmed if we or our partners are unable to adequately address the FDA’s requests for this trial in a timely manner.

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

In June 2016, we amended our Channel Agreement and GvHD Agreement with Precigen in order to, among other things, reduce the royalty rate on operating profits payable by us to Precigen from 50% to 20%. In consideration for these amendments, we issued to Intrexon shares of our Series 1 preferred stock, $0.001 par value per share, or Series 1 preferred stock, which include, among other things, a monthly dividend of 1% payable in additional shares of Series 1 preferred stock. If we fail to pay such dividends when due, it would affect our eligibility to file Registration Statements on Form S-3 which may increase the expense and time associated with both the filing and effectiveness of future registration statements and the consummation of future financing transactions or other offerings of our securities.

*Our common stockholders may experience additional dilution as a result of the Series 1 preferred stock issued to Intrexon.

The shares of our Series 1 preferred stock include a monthly dividend of 1% which shall accrue and be paid each month in the form of additional shares of Series 1 preferred stock. For the three months ended June 30, 2018, we issued an aggregate of 3,734 shares, as dividends, of our Series 1 preferred stock to Intrexon, the holder of all the outstanding shares of our Series 1 preferred stock. As a result of the monthly dividend, the number of shares of outstanding Series 1 preferred stock will increase each month that they are outstanding. Since the number of shares of our common stock issuable upon conversion of the Series 1 preferred stock is based on the 20-day volume-weighted average price of our common stock immediately prior to the public announcement of the first approval in the United States of (i) a Ziopharm Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, if, at the time of such public announcement, the 20-day volume-weighted average price of our common stock has not increased by more than the cumulative amount of the dividends on the shares of Series 1 preferred stock that we originally issued to Intrexon, then our common stockholders may experience additional dilution as a result of the conversion of the Series 1 preferred stock into shares of our common stock.

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

In addition, the clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Currently, two gene therapy products, Glybera and Strimvelis, have received approval from the EMA. UniQure’s Glybera, received marketing authorization from the EMA in 2012 but its authorization was withdrawn for sponsor non-renewalas a result of high cost and limited demand. GlaxoSmithKline’s Strimvelis was approved by the EMA in May 2016 and in March 2017 dosed its first patient. According to GlaxoSmithKline, delays in Strimvelis’s commercialization were due to cross-border European reimbursement. These factors make it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or Europe. Approvals by the EMA may not be indicative of what the FDA may require for approval. The FDA approved its first gene therapy, Luxturna, in December 2017.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Tissue and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to potential review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance as part of a tax reform bill. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace other elements of the ACA. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The full impact of these new laws, as well as laws and other reform and cost containment measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our ability to generate revenue, attain profitability, or commercialize our products.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. There have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as laws and other reform and cost containment measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our ability to generate revenue, attain profitability, or commercialize our products.

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

As of June 30, 2018, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 20.9% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended June 30, 2018, we issued an aggregate of 3,734 shares of Series 1 preferred stock to Intrexon Corporation, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from April 1, 2018 through June 30, 2018. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
April 1 to April 30, 2018	—		$—
May 1 to May 31, 2018	123,333	(1)	$4.41
June 1 to June 30, 2018	—		$—

Total	123,333

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: August 8, 2018

By:	/s/ Kevin G. Lafond

Kevin G. Lafond
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 8, 2018