Form 10-Q
period 2018-09-30
ZIOPHARM ONCOLOGY INC
filed 2018-11-09
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   ☒     No:   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:   ☒     No:   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2018, was 142,379,770 shares.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,728	$70,946
Receivables	1,021	19
Prepaid expenses and other current assets	14,412	19,818

Total current assets	47,161	90,783
Property and equipment, net	1,344	1,211
Deposits	128	128
Other non-current assets	18,168	13,484

Total assets	$66,801	$105,606

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,269	$4,417
Accrued expenses	9,377	9,909
Contract liability - current portion	49,513	6,389
Deferred rent - current portion	24	141

Total current liabilities	60,183	20,856
Contract liability, net of current portion	—	35,139
Deferred rent, net of current portion	6	1
Derivative liabilities	2,597	2,424

Total liabilities	62,786	58,420

Commitments and contingencies (Note 6)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Series 1 preferred stock, $1,200 stated value; 250,000 designated; 130,849 and 119,644 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; liquidation value of $157.0 million and $143.6 million at September 30, 2018 and December 31, 2017, respectively	160,429	143,992
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 142,379,770 and 142,658,037 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	142	143
Additional paid-in capital	604,653	615,493
Accumulated deficit	(761,209)	(712,442)

Total stockholders’ deficit	(156,414)	(96,806)

Total liabilities and stockholders’ deficit	$66,801	$105,606

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$1,598	$146	$4,792

Operating expenses:
Research and development	8,263	11,105	25,935	33,903
General and administrative	4,307	3,571	15,355	10,946

Total operating expenses	12,570	14,676	41,290	44,849

Loss from operations	(12,570)	(13,078)	(41,144)	(40,057)
Other income (expense), net	150	175	462	299
Change in fair value of derivative liabilities	(165)	202	46	(1,292)

Net loss	$(12,585)	$(12,701)	$(40,636)	$(41,050)
Preferred stock dividends	$(6,074)	$(4,903)	$(16,656)	$(13,939)

Net loss applicable to common stockholders	$(18,659)	$(17,604)	$(57,292)	$(54,989)

Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.41)	$(0.41)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	141,185,404	140,632,297	141,020,025	135,689,364

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the Nine months Ended September 30, 2018

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	119,644	$143,992	142,658,037	$143	$615,493	$(712,442)	$(96,806)
Adjustment for implementation of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	6,850	—	6,850
Exercise of employee stock options	—	—	104,166	—	240	—	240
Cancelled restricted common stock	—	—	(70,867)	—	—	—	—
Repurchase of restricted common stock	—	—	(311,566)	(1)	(1,274)	—	(1,275)
Preferred stock dividends	11,205	16,437	—	—	(16,656)	—	(16,656)
Net loss	—	—	—	—	—	(40,636)	(40,636)

Balance at September 30, 2018	130,849	$160,429	142,379,770	$142	$604,653	$(761,209)	$(156,414)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(40,636)	$(41,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412	259
Stock-based compensation	6,850	6,165
Change in fair value of derivative liabilities	(46)	1,292
(Increase) decrease in:
Receivables	(1,002)	8
Prepaid expenses and other current assets	5,406	(6,660)
Other noncurrent assets	(4,684)	(3)
Increase (decrease) in:
Accounts payable	(3,148)	1,368
Accrued expenses	(532)	1,002
Contract liabilities	(146)	(4,792)
Deferred rent	(112)	(102)

Net cash used in operating activities	(37,638)	(42,513)

Cash flows from investing activities:
Purchases of property and equipment	(545)	(461)

Net cash used in investing activities	(545)	(461)

Cash flows from financing activities:
Proceeds from exercise of stock options	240	99
Repurchase of restricted common stock	(1,275)	(1,042)
Proceeds from issuance of common stock, net	—	47,270

Net cash provided by (used in) financing activities	(1,035)	46,327

Net increase (decrease) in cash, cash equivalents, and restricted cash	(39,218)	3,353
Cash, cash equivalents, and restricted cash, beginning of period	71,335	81,441

Cash, cash equivalents, and restricted cash, end of period	$32,117	$84,794

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$16,656	$13,939

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

The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At September 30, 2018, the Company’s accumulated deficit was approximately $761.2 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2019. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing in the near term or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those currently planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development.

As of September 30, 2018, the Company had approximately $31.7 million of cash and cash equivalents. Given its development plans, the Company anticipates cash resources will be sufficient to fund its operations into the second quarter of 2019 and the Company has no committed sources of additional capital. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than currently anticipated. Management does not know whether additional financing will be available on terms favorable or acceptable to the Company when needed, if at all. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts.

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

The results disclosed in the statements of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed below, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

On October 5, 2018, the Company entered into an exclusive license agreement, or the License Agreement, with Precigen, Inc., or Precigen, a wholly owned subsidiary of Intrexon Corporation, or Intrexon. As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Intrexon, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Intrexon to Precigen; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between the Company, Intrexon and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Intrexon to Precigen, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Intrexon and The University of Texas M.D. Anderson Cancer Center, or MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Intrexon and assumed by Precigen effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Intrexon and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, Precigen has granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) chimeric antigen receptor, or CAR, products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the rights of Merck to pursue such target under the Ares Trading Agreement, and (iii) T-cell receptor, or TCR, products designed for neoantigens for the treatment of cancer. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially reasonable efforts to develop and commercialize IL-12 Products and CD19 Products and after a two-year period, the TCR Products.

Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize products utilizing an additional construct that expresses RTS IL-12 for the treatment of cancer, referred to as Gorilla IL-12 Products.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business – (continued)

Precigen will retain rights to research, develop and commercialize CAR products for all other targets, subject to the rights of Merck to pursue such targets under the Ares Trading Agreement. In addition, Precigen may research, develop and commercialize products for the treatment of cancer outside of the products exclusively licensed to the Company.

In consideration of the licenses and other rights granted by Precigen, the Company will pay Precigen an annual license fee of $100 thousand and has agreed to reimburse Precigen for certain historical costs of the licensed programs up to $1.0 million, payable quarterly.

The Company will make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay Precigen tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 Products and CAR Products. The Company will also pay Precigen royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR Products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay Precigen 20% of any sublicensing income received by the Company relating to the licensed products.

The Company is responsible for all development costs associated with each of the licensed products, other than Gorilla IL-12 Products. The Company and Precigen will share the development costs and operating profits for Gorilla IL-12 Products, with the Company responsible for 80% of the development costs and receiving 80% of the operating profits, and Precigen responsible for the remaining 20% of the development costs and receiving 20% of the operating profits.

Precigen will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen’s CAR products, up to $100.0 million.

In consideration of the Company entering into the License Agreement, Intrexon has forfeited and returned to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement.

In connection with the transaction, the Company incurred approximately $7.0 million of transaction advisory costs with a third-party vendor. Of that amount, approximately $1.0 million was expensed during the three months ended June 30, 2018 and approximately $0.3 million during the three months ended September 30, 2018. The remaining balance of advisory fees is due upon closing of the transaction.

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

	September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$31,728	$84,406
Restricted cash included in prepaid expenses and other current assets	389	—
Restricted cash included in other non-current assets	—	388

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$32,117	$84,794

In August 2018, the FASB issued ASU No. 2018-03, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-03. The guidance in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Under the new guidance, transfers between asset classes and the valuation related to level 3 assets is modified. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The guidance in this ASU expand the scope of Topic 718 to include sharebased payment transactions for acquiring goods and services from nonemployees. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$30,305	$30,305	$—	$—

Liabilities:
Derivative liabilities	$(2,597)	$—	$—	$(2,597)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements - (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$66,156	$66,156	$—	$—

Liabilities:
Derivative liabilities	$(2,424)	$—	$—	$(2,424)

The cash equivalents represent deposits in a short term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

As discussed further in Notes 6, 7, and 9, the Company issued Intrexon 100,000 shares of the Company’s Series 1 preferred stock, a class of preferred stock authorized by the Company’s board of directors, in consideration of the parties entering into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, amending the existing Exclusive Channel Partner Agreement, effective January 6, 2011 and as amended to date, which the Company refers to as the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending the existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement. The Series 1 preferred stock are financial liabilities that consist of a conversion option and a redemption feature and are classified as a Level 3 asset. There were no transfers between asset classes during the three and nine months ended September 30, 2018.

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

The Company’s Level 3 financial liabilities consist of a conversion option and a redemption feature associated with the Company’s Series 1 preferred stock issued to Intrexon that have been bifurcated from the Series 1 preferred stock and are accounted for as derivative liabilities at fair value. The preferred stock derivative liabilities were valued using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without” scenario. See Note 6 for additional disclosures on the 2016 ECP Amendment and 2016 GvHD Amendments and Note 9 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology.

As discussed in Note 1, in consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement. No shares of Series 1 Preferred Stock are currently outstanding as of the filing date of this Quarterly Report.

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
Stock options	4,569,468	4,122,335
Unvested restricted stock	1,164,352	1,330,492
Preferred stock	52,583,921	22,398,582

	58,317,741	27,851,409

The Series 1 preferred stock automatically converts into shares of common stock upon the date the first approval in the United States of (i) a Ziopharm Product, as defined in and developed under the Channel Agreement, or (ii) a Product, as defined in and developed under the GvHD Agreement, or (iii) a Product as defined in and developed under the Ares Trading Agreement is publicly announced. Assuming a conversion event date of September 30, 2018, the Series 1 preferred stock would convert into 52,583,921 shares of common stock using the greater of (i) the volume weighted average closing price of the Company’s Common Stock as reported by the Nasdaq Stock Market, LLC over the previous 20 trading days ending on the conversion event date or (ii) $1.00 per share. See Note 6 and Note 9 for additional disclosure regarding the 2016 ECP Amendment and 2016 GvHD Amendment, valuation methodology and significant assumptions.

As discussed in Note 1, in consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement. No shares of Series 1 Preferred Stock are currently outstanding as of the filing date of this Quarterly Report.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition

The Company adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment to the Company’s financial statements due to the adoption of ASC 606 is related to the Company’s Ares Trading Agreement (see Note 6), which was the Company’s sole open revenue contract outstanding at January 1, 2018.

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

As it relates to the Ares Trading Agreement (see Note 6), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As described above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices.

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

The Company does not believe that any variable consideration should be included in the transaction price at the date of adoption of ASC 606 on January 1, 2018 or for the period ended September 30, 2018. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.

The first performance obligation includes three initial targets, two of which were substantially complete at March 31, 2018. Revenue recognized to date relates to these two targets. There is no remaining contract liability related to these two targets. The third target included in the first performance obligation has not yet been identified; revenue recognition will be deferred until the time that the work on the project begins. No revenue has been recognized related to the material rights, as the option for the material rights has not yet been exercised. The Company has classified the remaining contract liability of $49.5 million as current at September 30, 2018 as all remaining performance obligations are expected to be met in the fourth quarter of 2018, as a result of our License Agreement signed with Precigen subsequent to the balance sheet date (Note 1).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

As a result of adopting ASC 606, the Company recorded an $8.1 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 as a result of the treatment of the up-front consideration received in July 2015 under ASC 605-25 versus ASC 606. Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment:

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

	Impact of Topic 606 Adoption
	on the Balance Sheet
($ in thousands)	as of September 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Contract liability, current portion	$49,513	$12,777	$36,736
Accumulated deficit	$(761,209)	$12,777	$(748,432)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition – (continued)

	Impact of Topic 606 Adoption
	on the Statement of Operations
($ in thousands)	for the Three Months Ended September 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$—	$(1,597)	$1,597
Net loss	$(12,585)	$(1,597)	$(10,988)
Basic and diluted net loss per share	$(0.13)	$(0.01)	$(0.12)

	Impact of Topic 606 Adoption
	on the Statement of Operations
($ in thousands)	for the Nine Months Ended September 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$146	$(4,646)	$4,792
Net loss	$(40,636)	$(4,646)	$(35,990)
Basic and diluted net loss per share	$(0.41)	$(0.04)	$(0.37)

	Impact of Topic 606 Adoption
	on the Statement of Cash Flows
($ in thousands)	for the Nine Months Ended September 30, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(40,636)	$(4,646)	$(35,990)
Changes in contract liability	$—	$4,792	$(4,792)

The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Ares Trading and Precigen, formerly Intrexon (see Note 6). Under ASC 605, the Company accounted for the up-front payment over the estimated period of performance of the research and development services which was estimated to be 9 years. In connection with the adoption of ASC 606, the Company uses cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research programs. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. As a result, although the performance obligations noted above and identified under ASC 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under ASC 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under ASC 606 differed from the amounts allocated under ASC 605. The Company has a full valuation allowance so there was no effect on incomes taxes as a result of this change.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other current assets on the balance sheet as of September 30, 2018. The lease for office space in New York, NY expires in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. Total sublease loss was approximately $31 thousand for each of the three-month periods ending September 30, 2018 and 2017. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space, which is recorded in other current assets on the balance sheet.

Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the Company’s Boston office space to incorporate all three lease agreements under the same master agreement, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of September 30, 2018, a security deposit of $128 thousand is included in deposits on the balance sheet.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston, TX at MD Anderson. Under the terms of the Houston lease agreement, the Company leases approximately two hundred and ten square feet and is required to make rental payments at an average monthly rate of approximately $1 thousand through April 2021. Upon signing the lease agreement, the Company expensed approximately $40 thousand for rent expense for the period beginning in May 2015 through December 2017. The $40 thousand for rent expense incurred from May 2015 through December 2017, and all future rent expense incurred in Houston, are being deducted from our prepayment at MD Anderson described in the license agreement section below.

Total rent expense was approximately $145 thousand and $534 thousand for the three and nine months ended September 30, 2018, respectively. Total rent expense was approximately $177 thousand and $545 thousand for the three and nine months ended September 30, 2017, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at September 30, 2018 and December 31, 2017 of $30 thousand ($24 thousand as is classified current and $6 thousand as is classified long-term) and $142 thousand ($141 thousand as is classified current and $1 thousand as is classified long-term), respectively, which is recorded in deferred rent on the balance sheets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies – (continued)

License Agreements

Exclusive Channel Partner Agreement with Precigen for the Cancer Programs

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (which Intrexon subsequently assigned to Precigen), that governs a “channel partnering” arrangement in which the Company uses Precigen’s technology to research, develop and commercialize products in which DNA is administered to humans for expression of anti-cancer effectors for treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement established committees comprising representatives of us and Precigen that governed activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

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

Under the Channel Agreement, and subject to certain exceptions, the Company was responsible for, among other things, the performance of the Cancer Program, including the development, commercialization and certain aspects of manufacturing of Ziopharm Products. Precigen is responsible for establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Precigen’s patents.

After the 2016 ECP Amendment, discussed below, and subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company was obligated to pay Precigen on a quarterly basis 20% of net profits derived in that quarter from the sale of Ziopharm Products, calculated on a Ziopharm Product-by-Ziopharm Product basis. The Company likewise agreed to pay Precigen on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a stock purchase agreement with Precigen.

As discussed further in Note 1, on October 5, 2018, the Company entered into the License Agreement, the terms of which replace the terms of the Channel Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Amendment of Collaborations with Precigen

On March 27, 2015, the Company, together with Intrexon, (which Intrexon subsequently assigned to Precigen, Inc.), entered into an ECP Amendment, amending the Channel Agreement. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T-cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Precigen/Ziopharm collaboration under the Channel Agreement. The ECP Amendment provided that Precigen will pay us fifty percent of all payments Precigen receives for upfronts, milestones and royalties under the Ares Trading Agreement.

On June 29, 2016, the Company entered into (1) the 2016 ECP Amendment with Precigen, amending the Channel Agreement, and (2) the 2016 GvHD Amendment, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company was able to pay to Precigen under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Ziopharm Products, calculated on a Ziopharm Product-by-Ziopharm Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company would pay to Precigen under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the existing collaboration with Ares. The Company has announced the decision to stop pursuing the development of engineered cell therapy strategies for targeted treatment of graft-versus-host disease, or GvHD. The Company has reverted the rights under the GvHD Agreement back to Precigen.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company agreed to issue to Intrexon 100,000 shares of its Series 1 preferred stock. Each share of Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (see Notes 1 and 9).

As discussed further in Note 1, on October 5, 2018, the Company entered into the License Agreement, the terms of which replace the terms of the Channel Agreement.

Exclusive Channel Collaboration Agreement with Precigen for GvHD

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon (which Intrexon subsequently assigned to Precigen) whereby the Company would use Precigen’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of GvHD. The GvHD Agreement granted us a worldwide license to use specified patents and other intellectual property of Precigen in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products developed under the GvHD Agreement.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Intrexon (which Intrexon subsequently assigned to Precigen), entered into the MD Anderson License, with MD Anderson. Pursuant to the MD Anderson License, the Company, together with Precigen, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies such as gamma delta T cells.

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

On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company, together with Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock, in each case based on a trailing 20-day volume-weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the execution of the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on January 14, 2015. The Incentive Shares were issued to MD Anderson on March 11, 2015.

On August 17, 2015, the Company, Precigen and MD Anderson entered into the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

Pursuant to the Research and Development Agreement, the Company, Precigen and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. During the nine months ended September 30, 2018, the Company made payments in the aggregate amount of $2.7 million to MD Anderson compared to $9.3 million during the nine months ended September 30, 2017. The decrease in cash paid to MD Anderson during the nine months ended September 30, 2018 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment. As of September 30, 2018, MD Anderson had used $11.4 million in program related expenses and reimbursed the company $3.7 million related to third party passthrough costs to offset of the prepaid balance for the MD Anderson License and the Research and Development Agreement. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $29.6 million, of which $11.5 million is included in other current assets and the remaining $18.1 million is included in non-current assets at September 30, 2018.

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

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company, together with Intrexon (which Intrexon subsequently assigned to Precigen) and Ares Trading, signed the Ares Trading Agreement, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Under the collaboration, Ares Trading has elected two CAR+ T-cell targets for which the Company will perform certain research activities that will, in part, be funded by Ares Trading. Once these candidates reach investigational new drug, or IND, stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company was expected to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Precigen is entitled to receive $5.0 million from Ares Trading payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three and nine months ended September 30, 2018, the Company has expensed $36 thousand under the Ares Trading Agreement.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

The Ares Trading Agreement provides for up to $60.0 million in development milestone payments, up to $148.0 million in regulatory milestone payments and up to $205.0 million in commercial milestone payments for each product candidate. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the U.S. Food and Drug Administration (FDA), or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain levels of net sales defined in the license. The Ares Trading Agreement also provides for up to $50.0 million of one-time payments upon the achievement of certain technical milestones evidenced by the initiation of a defined phase of clinical research. All development, regulatory and technical milestones are considered substantive based on the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. The next potential milestone payment that Precigen could be entitled to receive under the Ares Trading Agreement is a $15.0 million substantive milestone for the initiation of a Phase 1 clinical trial. In addition, to the extent any of the product candidates licensed by Ares Trading are commercialized, Precigen would be entitled to receive royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under the agreement.

The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

As discussed further in Note 1, on October 5, 2018, the Company entered into the License Agreement, the terms of which replace certain rights and obligations under the Ares Trading Agreement.

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

The Company issued to the licensors options to purchase 50,222 shares outside of its stock option plans following the successful completion of certain clinical milestones, of which 37,666 shares have vested. The remaining 12,556 shares vested upon enrollment of the first patient in a multi-center pivotal clinical trial. An expense of $87 thousand was charged to research and development expense for the vesting event which occurred in March 2016. This trial was initiated by Solasia Pharma K.K., or Solasia, on March 28, 2016 and triggered a $1.0 million milestone payment to the Company from Solasia which was received in May 2016. An equivalent of $1.0 million milestone payment was subsequently made to MD Anderson and reported net. The Licensors are entitled to receive certain milestone payments. In addition, the Company may be required to make additional payments to the Licensors (as defined in the MD Anderson License) upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia, or the License and Collaboration Agreement. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use in a pan-Asian/Pacific territory comprising Japan, China, Hong Kong, Macau, Republic of Korea, Taiwan, Singapore, Australia, New Zealand, Malaysia, Indonesia, Philippines and Thailand.

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

On March 28, 2016, Solasia initiated a multi-center pivotal clinical trial intended to provide substantial evidence of efficacy necessary to support the filing of an application for a New Drug Application, or NDA, for darinaparsin in certain of the territories assigned to Solasia. The initiation of the trial on March 28, 2016 triggered a $1.0 million milestone payment from Solasia to the Company which was received in May 2016. The Company subsequently made an equivalent payment to MD Anderson as the ultimate licensor of darinaparsin (see above).

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The final royalty payment of $250 thousand was paid in November 2017. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. No payments were made during the three and nine months ended September 30, 2018 and 2017.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty, or SB, transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral SB system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s cancer. Clinical evaluations of the ability of these SB-engineered PBL to express TCRs reactive against cancer mutations to mediate cancer regression in patients with metastatic disease will be performed. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with researchers at the Company and Precigen. The Company’s remaining obligation, as of September 30, 2018, for this CRADA is $3.1 million over the next two years, payable in $625 thousand payments on a quarterly basis. During the three and nine months ended September 30, 2018, the Company made payments of $625 thousand and $1.9 million, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions

Collaborations with Intrexon/ Precigen

On January 6, 2011, the Company entered into the Channel Agreement with Intrexon (which Intrexon subsequently assigned to Precigen), (see Note 6). Randal J. Kirk was a director of the Company until October 5, 2018. Mr. Kirk is the chief executive officer, a director, and the largest stockholder of Intrexon.

On February 3, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering upon the same terms as others that participated in the offering.

On March 27, 2015, the Company and Precigen entered into a Second Amendment to the Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement, which the Company and Precigen entered into with Ares Trading, on March 27, 2015. The ECP Amendment provided that Precigen will pay to the Company 50% of all payments that Precigen receives for upfronts, milestones and royalties under the Ares Trading Agreement (see Note 6). The Amendment also reduces Precigen’s aggregate commitment under a Stock Purchase Agreement that the parties executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.

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

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon (which Intrexon subsequently assigned to Precigen), whereby the Company was granted the right to use Precigen’s technology directed towards in vivo expression of biologics to research, develop and commercialize products for use in the treatment or prevention of GvHD (see Note 6). The Company paid Precigen a technology access fee of $10.0 million in cash in October 2015 and agreed to reimburse Precigen for all research and development costs under the GvHD Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions (continued)

On June 29, 2016, the Company entered into the 2016 ECP Amendment, with Intrexon (which Intrexon subsequently assigned to Precigen), amending the Channel Agreement, and the 2016 GvHD Amendment, amending the GvHD Agreement. The 2016 ECP Amendment reduced the royalty percentage that the Company will pay to Precigen under the Channel Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Ziopharm Products (as defined in the Channel Agreement), calculated on a Ziopharm Product-by-Ziopharm Product basis, subject to certain expense allocations and other offsets provided in the Channel Agreement. The 2016 GvHD Amendment reduced the royalty percentage that the Company would pay to Precigen under the GvHD Agreement on a quarterly basis from 50% to 20% of net profits derived in that quarter from the sale of Products (as defined in the GvHD Agreement), subject to certain expense allocations and other offsets provided in the GvHD Agreement. The reductions in the royalty percentages provided by the 2016 ECP Amendment and the 2016 GvHD Amendment do not apply to sublicensing revenue or royalties under the Channel Agreement and GvHD Agreement, nor do they apply to any royalties or other payments made with respect to sublicensing revenue from the Company’s existing collaboration with Merck Serono, the biopharmaceutical business of Merck.

In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued Intrexon 100,000 shares of its Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization, and certain other rights, preferences, privileges and obligations (see Note 9). The holders of the shares of Series 1 preferred stock are entitled to receive a monthly dividend, payable in additional shares of Series 1 preferred stock, equal to $12.00 per preferred share held by such holder per month divided by the stated value of the preferred shares, rounded down to the nearest whole share (see Note 9).

During the three months ended September 30, 2018, the Company issued an aggregate of 3,847 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. At September 30, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $6.1 million which is a component of temporary equity. During the three months ended September 30, 2018, the Company recorded a loss on the change of the derivative liabilities in the amount of $165 thousand. See Notes 9 and 10 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

During the three months ended September 30, 2018, and 2017, the Company expensed $2.0 million and $5.6 million, respectively, for services performed by Precigen. During the nine months ended September 30, 2018, and 2017, the Company expensed $6.7 million and $16.8 million, respectively, for services performed by Precigen. As of September 30, 2018, and 2017, the Company recorded $2.9 million and $5.5 million, respectively, in current liabilities on its balance sheet for amounts due to Precigen.

As discussed further in Note 1, on October 5, 2018, the Company entered into the License Agreement, the terms of which replace the terms of the Channel Agreement.

Collaboration with Precigen and MD Anderson

On January 13, 2015, the Company, together with Precigen, entered into the MD Anderson License. Pursuant to the MD Anderson License, the Company and Precigen hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR+ T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who is now the Company’s Chief Executive Officer and was formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the three months ending March 31, 2018, the Company made the final quarterly payment of $2.7 million under the Research and Development Agreement, bringing the total aggregate payments to $41.9 million.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Research and development	$552	$615	$1,765	$1,772
General and administrative	928	1,467	5,085	4,393

Stock-based compensation expense	$1,480	$2,082	$6,850	$6,165

The Company granted an aggregate of 300,500 and 506,000 stock options during the three and nine months ended September 30, 2018 with a weighted-average grant date fair value of $2.11 and $2.49 per share, respectively. The Company granted an aggregate of 593,500 and 859,000 stock options during the three and nine months ended September 30, 2017 with a weighted-average grant date fair value of $4.29 and $4.34 per share, respectively.

On February 15, 2018, the Company extended the contractual life of 751,667 fully vested stock options held by one officer of the Company by an additional 9 months. Additionally, on March 12, 2018, the Company extended the contractual life of 117,500 fully vested stock options held by a director. These extensions resulted in additional stock-based compensation expense of $481 thousand in the nine months ended September 30, 2018.

On September 18, 2018, the Company extended the contractual life of 92,500 fully vested stock options held by a director of the Company by approximately 9 months and 167,500 fully vested stock options held by another director of the Company by approximately 21 months. These extensions resulted in additional stock-based compensation expense of $117 thousand in the three and nine months ended September 30, 2018. Furthermore, the Company accelerated the vesting of 34,516 shares of restricted stock and recorded an adjustment of ($12) thousand in the three and nine months ended September 30, 2018.

The Company recognizes forefeitures as they occur. For the three months ended September 30, 2018 and 2017, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2018	2017
Risk-free interest rate	2.82 - 2.98%	1.88 - 2.01%
Expected life in years	6	6
Expected volatility	82.27 - 83.08%	80.82 - 80.95%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2018 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,852,135	$5.12
Granted	506,000	3.50
Exercised	(104,167)	2.30
Cancelled	(184,500)	5.77

Outstanding, September 30, 2018	4,069,468	$5.24	6.17	$576

Options exercisable, September 30, 2018	2,924,501	$5.13	4.98	$498

Options exercisable, December 31, 2017	2,925,502	$5.12	5.58	$1,152

Options available for future grant	5,053,295

At September 30, 2018, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.1 million. The cost is expected to be recognized over a weighted-average period of 1.55 years.

In September 2017, the Company issued a stock option award as an inducement grant for the purchase of an aggregate of 500,000 shares of the Company’s common stock, outside of the 2012 Plan, at an exercise price of $6.19 per share. The inducement grant is excluded from the option activity table above.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2017	1,808,559	$5.74
Granted	—	—
Vested	(573,340)	7.61
Cancelled	(70,867)	5.07

Non-vested, September 30, 2018	1,164,352	$4.85

At September 30, 2018, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $3.5 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Preferred Stock

The Company has 30,000,000 shares of preferred stock authorized, of which, 250,000 shares are designated as Series 1 preferred stock.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (which Intrexon subsequently assigned to Precigen), (see Note 6). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock has a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization.

As discussed in Note 1, in consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement. No shares of Series 1 Preferred Stock are currently outstanding as of the filing date of this Quarterly Report.

The Series 1 preferred stock has the following rights and preferences and certain other rights, preferences, privileges and obligations. See Note 1 for discussion of subsequent transaction regarding Series 1 preferred stock.

Conversion

All shares of Series 1 preferred stock shall automatically convert into shares of common stock upon the public announcement of the first approval in the United States of (i) a Ziopharm Product under the Channel Agreement, (ii) a Product under the GvHD Agreement or (iii) a Product under the Ares Trading Agreement, which the Company refers to as the Conversion Event Date. On the second business day following the Conversion Event Date, each share of Series 1 preferred stock shall convert into a number of shares of common stock equal to the stated value of such Series 1 preferred stock, divided by the greater of (i) the volume weighted average closing price of common stock as reported by The Nasdaq Stock Market, LLC over the 20 trading days ending on the Conversion Event Date or (ii) $1.00 per share; however, without shareholder approval in accordance with the Nasdaq listing rules, the Company will not affect any conversion of the Series 1 preferred stock into shares of common stock in excess of 19.9% of the lesser of (i) the pre-transaction outstanding shares of common stock or (ii) the outstanding shares of common stock at the time of conversion. In addition, without shareholder approval in accordance with the Nasdaq listing rules, the Company will not affect any conversion of the Series 1 preferred stock into common stock to the extent that the number of shares of common stock issued in such conversion would constitute a change of control under the Nasdaq listing rules.

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

During the three and nine months ended September 30, 2018, the Company issued an aggregate of 3,847 shares and 11,205, shares of Series 1 preferred stock, respectively, to Intrexon, the holder of all of the outstanding shares of its Series 1 preferred stock, as monthly dividend payments. During the three and nine months ended September 30, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $6.1 million and $16.7 million, respectively, which is a component of temporary equity. During the three and nine months ended September 30, 2018, the Company recorded a loss of $165 thousand and a gain of $46 thousand, respectively, on the change of the derivative liabilities (see Notes 1 and 10).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock are derivative financial instruments.

Fair values of derivative instruments to be classified as derivative liabilities on the balance sheet consist of the following:

($ in thousands)
Liability derivates:	Balance Sheet Location	Fair Value
September 30, 2018:
Derivative liabilities	Liabilities	$2,597

The change in the derivative liability for the nine months ended September 30, 2018 consisted of the following:

($ in thousands)
Fair Value
Balance, December 31, 2017	$2,424
Dividends	73
Change in fair value	(28)

Balance, March 31, 2018	$2,469

Dividends	72
Change in fair value	(183)

Balance, June 30, 2018	$2,358

Dividends	74
Change in fair value	165

Balance, September 30, 2018	$2,597

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

	September 30, 2018	December 31, 2017
Risk-free interest rate	2.97%	1.92 - 2.12%
Expected dividend rate	0	0
Expected volatility	77.60%	68.7 - 80.4%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$1.00	$1.00

See Notes 1, 5, and 8 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

As discussed in Note 1, in consideration of the Company entering into the License Agreement in October 2018, Intrexon has agreed to forfeit and return to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement. There are no other shares of Series 1 Preferred Stock outstanding as of the date of this Quarterly Report.

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage gene- and cell-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies designed to utilize the patient’s immune system by employing novel, controlled gene expression and innovative cell engineering technologies to deliver safe, effective, and scalable cell- and viral-based therapies for the treatment of multiple cancer types. Our first platform is Controlled IL-12, which is designed to deliver interleukin 12 or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to cancer. Our second platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using the Sleeping Beauty system to rapidly reprogram T cells outside of the body for subsequent infusion. We believe these two platforms provide or will provide unique and powerful solutions intended to advance the field of immuno-oncology and address the issues associated with (1) treating heterogenous solid tumors and unknown antigens therein through control of IL-12 and (2) providing rapid and cost-effective manufacturing solutions for CAR and TCR-based cell therapies for hematologic malignancies and solid tumors against known antigens.

We are developing a gene therapy that delivers Controlled IL-12 to treat patients with solid tumors including brain and breast cancers. Based on technology licensed from MD Anderson Cancer Center, we are developing CAR T-cell or CAR+ T targeting CD19, and T-cell receptor T-cell, or TCR+ T, therapies. These programs are being advanced in collaboration with MD Anderson and the National Cancer Institute, or NCI.

As of September 30, 2018, we had cash and cash equivalents of approximately $31.7 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the second quarter of 2019, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2018, we had a net loss of $40.6 million, and, as of September 30, 2018, we have incurred approximately $761.2 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

New Definitive License Agreement with Precigen, Inc.

We entered into an exclusive license agreement, or the License Agreement, with Precigen, Inc., or Precigen, a wholly-owned subsidiary of Intrexon Corporation, or Intrexon, on October 5, 2018. The terms of the License Agreement replace all existing agreements between us and Precigen, and will provide us with certain exclusive and non-exclusive rights to technology controlled by Precigen. Pursuant to the terms of the License Agreement, Precigen has granted us an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch for the treatment of cancer, (ii) chimeric antigen receptor, or CAR, products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the rights of Merck to pursue such target under the Ares Trading Agreement, and (iii) TCR products designed for neoantigens for the treatment of cancer. Precigen has also granted us an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer.

In consideration of the Company entering into the License Agreement, Intrexon has forfeited and returned to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement.

Changes to Board of Directors and Management

Scott Tarriff, a member of our board of directors since 2015, was elected to serve as Lead Director of our board of directors, succeeding Sir Murray Brennan, M.D. Sir Dr. Brennan and former U.S. Senator William Wyche Fowler stepped down from our board of directors when their terms expired at our 2018 annual meeting of stockholders. Douglas Pagán, the Chief Financial Officer of Paratek Pharmaceuticals, Inc., Elan Ezickson, the chief operating officer and head of corporate development at Scholar Rock Holding Corporation, and Scott Braunstein, M.D., an operating partner at Aisling Capital, were elected to our board at our 2018 annual meeting of stockholders. Randal J. Kirk resigned from the board, effective October 5, 2018. Dr. Laurence Cooper, our Chief Executive Officer, was appointed to our board, effective October 16, 2018.

On October 16, 2018, we announced that Laurence Cooper, M.D., Ph.D., our Chief Executive Officer, was appointed to our board and that Francois Lebel, M.D., was stepping down as our Executive Vice President, Research and Development and Chief Medical Officer, effective October 26, 2018.

Clinical Developments

•

On November 5, 2018, we announced that a poster with updated survival data for a group of 15 patients who received Ad-RTS-hIL-12 during surgical resection and the 20mg dose of veledimex would be presented at the Annual Meeting and Education Day of the Society for Neuro-Oncology (SNO). Additional data to be presented includes the group of patients who received stereotactic administration of Ad-RTS-hIL-12 and further analysis of the effect of dexamethasone, as data suggests that a lower versus higher dose of steroids improves overall survival.

•

Enrollment continues in the Phase 1 expansion clinical trial of our monotherapy trial in patients with recurrent glioblastoma, or rGBM, who have not received bevacizumab for their disease and are not receiving steroids for the four weeks prior to therapy initiation.

•

Enrollment continues in our Phase 1 clinical trial to evaluate Ad-RTS-hIL-12 + veledimex in combination with OPDIVO® (nivolumab). The Data and Safety Monitoring Board for the clinical trial has authorized escalation to the second dosing cohort for this clinical trial.

•

Under our Collaboration and Research and Development Agreement, the NCI is planning a Phase 1 clinical trial of Sleeping Beauty-modified TCRs to treat solid tumors, with enrollment expected to begin in mid-2019. NCI is developing autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express TCRs that recognize specific immunogenic mutations, or neoantigens, expressed within a patient’s solid tumor. The submission of the Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, targeted for 2018, is subject to NCI’s timeline.

•

On October 9, 2018, we announced that we expect to respond to the request for more information by the FDA in the second half of 2019 for our third-generation Phase 1 trial to evaluate CD19-specific CAR-T therapies under our technology referred to as point-of-care. The FDA has placed a clinical hold on the IND for this trial.

•

Enrollment continues in the Phase 1 investigator-led trial at MD Anderson to infuse CD19-specific CAR-T cells based on genetic modification with the Sleeping Beauty system for patients with B-cell leukemias and lymphomas. This second-generation trial explores T-cell dosing and time to manufacture.

Financial Overview

Overview of Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenue. Revenue during the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
Collaboration revenue	$—	$1,598	$(1,598)	-100%	$146	$4,792	$(4,646)	-97%

Revenue for the three and nine months ended September 30, 2018 decreased, compared to revenue for the three and nine months ended September 30, 2017 due to the adoption of ASC 606 (Note 5, Revenue Recognition). During the three months ended September 30, 2018, we did not recognize any revenue related to the Ares Trading Agreement. During the nine months ended September 30, 2018, we recognized $146 thousand of revenue related to the Ares Trading Agreement. As of September 30, 2018, the remaining balance of contract liability associated with the upfront payment is $49.5 million, of which the full amount is classified as current. We have classified the remaining contract liability of $49.5 million as current at September 30, 2018 as all remaining performance obligations are expected to be met in the fourth quarter of 2018, as a result of our License Agreement signed with Precigen subsequent to the balance sheet date (see Note 1, Business). During the three months ended September 30, 2017, the Company recognized $1.6 million of revenue related to the Ares Trading Agreement. During the nine months ended September 30, 2017, we recognized $4.8 million of revenue related to the Ares Trading Agreement. As of December 31, 2017, the remaining balance of contract liability (formerly deferred revenue) associated with the upfront payment was $41.5 million, of which $6.4 million is current and $35.1 million is classified as long-term.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
Research and development	$8,263	$11,105	$(2,842)	-26%	$25,935	$33,903	$(7,968)	-24%

Research and development expenses for the three months ended September 30, 2018 decreased by $2.8 million, as compared to the three months ended September 30, 2017. The decrease in research and development expenses for the three months ended September 30, 2018 is primarily due to decreases of $2.8 million in preclinical cell therapy programs and $0.3 million in GvHD related expenses as we have reverted the rights under the GvHD Agreement back to Precigen. These decreases related to cell therapy and GvHD costs were offset by increases of $0.1 million related our ongoing gene therapy programs and $0.2 million related to stock compensation, salary and employee related expenses, and contracted outside service costs during the three months ended September 30, 2018.

Research and development expenses for the nine months ended September 30, 2018 decreased by $7.9 million, as compared to the nine months ended September 30, 2017. The decrease in research and development expenses for the nine months ended September 30, 2018 is primarily due to decreases of $6.8 million in cell therapy program, $1.5 million in GvHD related expenses, and $0.2 million in gene therapy program spending. These decreases related to program costs were offset by an increase of $0.6 million related to stock compensation, salary and employee related expenses, and contracted outside service costs during the nine months ended September 30, 2018.

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

For the three months ended September 30, 2018, our clinical stage projects included a Phase 1 trial with Ad-RTS-IL-12 + veledimex in progressive glioblastoma; a Phase 1b/2 trial with Ad-RTS-IL-12 + veledimex in metastatic breast cancer; an investigator-led Phase 1 trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; an investigator-led Phase 1 trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia; and a Phase 1 trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 trial with Ad-RTS-IL-12 + veledimex in progressive glioblastoma were $0.6 million for the three months ended September 30, 2018, and $5.7 million from the project’s inception in June 2015 through September 30, 2018. There were no expenses incurred by us to third parties for our Phase 1b/2 trial with Ad-RTS-IL-12 + veledimex in metastatic breast cancer for the three months ended September 30, 2018, and expenses from the project’s inception in April 2015 through September 30, 2018 were $0.8 million. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.3 million for the three months ended September 30, 2018 and $4.3 million from the project’s inception in December 2015 through September 30, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia were $0.6 million for the three months ended September 30, 2018 and $3.6 million from the project’s inception in September 2017 through September 30, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.1 million for the three months ended September 30, 2018 and $1.6 million from the projects inception in October 2017 through September 30, 2018.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
General and administrative	$4,307	$3,571	$736	21%	$15,355	$10,946	$4,409	40%

General and administrative expenses for the three months ended September 30, 2018 increased by $0.7 million, as compared to the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 was primarily due to an increase of $0.7 million in contracted outside service expenses.

General and administrative expenses for the nine months ended September 30, 2018 increased by $4.4 million, as compared to the nine months ended September 30, 2017. The increase for the nine months ended September 30, 2018 was primarily due to an increase of $1.6 million in stock compensation and employee related expenses incurred in the nine months ended September 30, 2018 relating to stock option modifications for a departing officer and director. Additionally, contracted outside service expenses and other operating expense costs increased by $2.8 million in comparison to the nine months ended September 30, 2017.

Other income (expense). Other income (expense) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
($ in thousands)
Other income (expense), net	$150	$175	$(25)	(14%)	$462	$299	$163	55%
Change in derivative value	(165)	202	(367)	(182%)	46	(1,292)	1,338	(104%)

Total	$(15)	$377			$508	$(993)

The increase in other expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to the recording a gain on the change of the derivative liabilities in the amount of $165 thousand for the three months ended September 30, 2018.

The decrease in other expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to the recording a loss on the change of the derivative liabilities in the amount of $46 thousand for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we have approximately $31.7 million of cash and cash equivalents. Given our development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2019 and we currently have no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated March 1, 2018 included in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2017.

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

We will need to raise substantial additional financing in the near term to support our long-term plans for clinical trials and new product development. Management is currently evaluating different strategies to obtain the required funding for future operations, and these strategies include, but are not limited to, financing our cash needs through the sale of equity and/or debt securities, partnering or other strategic collaborations with other entities for the development of its product candidates and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital. Recently, capital markets have experienced a period of instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. If we are unable to raise additional funding when needed, we may not be able to continue development and regulatory approval of our product candidates, or we could be required to delay, scale back or eliminate some or all our research and development programs.

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
($ in thousands)
Net cash provided by (used in):
Operating activities	$(37,638)	$(42,513)
Investing activities	(545)	(461)
Financing activities	(1,035)	46,327

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(39,218)	$3,353

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•	Non-cash operating items such as depreciation and amortization, stock-based compensation and common and preferred stock issuances in exchange for license agreements;

•

Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the fair value of our derivative liabilities.

Net cash used in operating activities for the nine months ended September 30, 2018 was $37.6 million, as compared to net cash used in operating activities of $42.5 million for the nine months ended September 30, 2017. The net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to our net loss of $40.6 million, offset by the change in prepaid and other expenses of $0.7 million, and change in accrued expenses and other liabilities of $3.8 million. The net cash used in operating activities for the nine months ended September 30, 2017 was primarily due to our net loss of $41.1 million, offset by the change in prepaid and other expenses of $6.7 million and change in accrued expenses and other liabilities of $2.5 million.

Net cash used in investing activities was $536 thousand for the nine months ended September 30, 2018 compared to $461 thousand for the nine months ended September 30, 2017. The change was due to an increase in expenses related to the purchase of offsite equipment to support our preclinical trials and CAR programs at MD Anderson.

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2018 compared to $46.3 million provided by financing activities for the nine months ended September 30, 2017. The $47.3 million decrease in cash provided by financing activities is primarily attributable our May 2017 underwritten offering of common stock.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2018, our accumulated deficit was approximately $761.2 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of September 30, 2018 was ($13.0) million, consisting of $47.2 million in current assets and $60.2 million in current liabilities. Working capital as of December 31, 2017 was $69.9 million, consisting of $90.8 million in current assets and $20.9 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$2,169	$761	$1,408	$—	$—
Other	10,225	8,500	625	—	—

Total	$12,394	$10,361	$2,033	$—	$—

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office space in New York, New York and Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. Included in the above table are obligations for the subleased portion of our New York and Houston office space (see Note 6). We expect to receive a total of $28 thousand in the next year from our subtenants in the New York office, which is not reflected in the schedule above.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the SB transposon/transposase system for the treatment of solid tumors. Our obligation for the CRADA is reflected above with $2.5 million in the column “Less than 1 Year” and $625 thousand in the column “2 – 3 Years.” Additionally, we have approximately $6.0 million due in advisory fees relected above in the column “Less than 1 Year”.

Off-balance sheet arrangements

During the nine months ended September 30, 2018 and 2017, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2018. See Note 5, Summary of Significant Accounting Policies, for a discussion of our adoption of ASC 606 relating to revenue recognition.

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

Effect of Currency Exchange Rates and Exchange Rate Risk Management

We customarily conduct clinical studies outside of the United States, primarily in Western Europe. These business operations are not material at this time, therefore any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and account for revenue recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

As of September 30, 2018, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

*We will require substantial additional financial resources in order to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2018, we had a net loss of $40.6 million, and, as of September 30, 2018, we have incurred approximately $761.2 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of September 30, 2018, we have approximately $31.7 million of cash and cash equivalents. Given our current development plans, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2019, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations. Based on the forecast, management determined that there is substantial doubt regarding our ability to continue as a going concern. As a result, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in their report dated March 1, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. As of September 30, 2018, we have incurred approximately $761.2 million of accumulated deficit and had approximately $31.7 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2019. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Also our estimates include the advancement of our immuno-oncology product candidates in the clinic under our License Agreement with Precigen and our increased expenses as we begin to advance candidates pursuant to the MD Anderson License with MD Anderson and commence providing funding for certain research and development activities of MD Anderson pursuant to the terms of the MD Anderson License. We expect that the costs associated with these and any additional product candidates we pursue will increase the level of our overall research and development expenses significantly going forward.

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

*Our plans to develop and commercialize non-viral and viral adoptive cellular therapies based on engineered cytokines and CAR T-cell or NK cell therapies as well as TCR therapies can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from Precigen, pursuant to the License Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T-cells, NK cells, CARs and TCRs, possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

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

We cannot be sure that immunotherapy technologies that we intend to develop in partnership with MD Anderson will yield satisfactory products that are safe and effective, scalable, or profitable. Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

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

Our License Agreement with Precigen describes the terms of our use of Precigen’s Controlled IL-12 platform technology. The immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutics, with Ad-RTS-IL-12 + veledimex having completed trials, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer.

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

In addition, the results of the limited clinical trials conducted to date may not be replicated in future clinical trials. Our Ad-RTS-IL-12 + veledimex and genetically modified and non-modified T-cell and NK-cell product candidates, as well as other product candidates, may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our Ad-RTS-IL-12 + veledimex and genetically modified and non-modified T-cell and NK-cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

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

*We will incur additional expenses in connection with our License Agreement with Precigen.

We expect our overall research and development expenses will continue to increase as we move forward with our research and development efforts in connection with the License Agreement with Precigen. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small-molecule candidates. In addition to increased research and development costs, we may need to add headcount to support our efforts in connection with the License Agreement, which would add to our general and administrative expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources take into account our plans to develop products in connection with the License Agreement, the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

*The technology on which our License Agreement with Precigen is based relies in part on early stage technology in the field of human oncologic therapeutics.

Our License Agreement with Precigen contemplates our use of Precigen’s advanced transgene engineering platform for the controlled and precise cellular production of anti-cancer effectors. The synthetic immuno-oncology effector platform in which we have acquired rights represents early-stage technology in the field of human oncology biotherapeutic, with Ad-RTS-IL-12 + veledimex having completed two Phase 2 studies, in melanoma and breast cancer. We are continuing to pursue intratumoral injection of Ad-RTS-IL-12 + veledimex in brain cancer. Although we may evaluate alternative products targeting key pathways used by cancers to grow and metastasize, we may not be successful in developing and commercializing our existing or any new products for a variety of reasons.

*We will incur additional expenses in connection with our License Agreement with MD Anderson

Pursuant to the MD Anderson License with MD Anderson, we, together with Precigen, obtained an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell, NK cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. Pursuant to the MD Anderson License, MD Anderson agreed to transfer to us certain existing research programs described in the MD Anderson License and we, together with Precigen, entered into a research and development agreement with MD Anderson pursuant to which we agreed to provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15.0 and $20.0 million per year. We made the final payment in January 2018. In addition, we also expect to enter into additional collaboration and technology transfer agreements with MD Anderson to accelerate technology and clinical development of these product candidates. We expect to increase the level of our overall research and development expenses significantly going forward as a result of each of these items.

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer; Dr. David Mauney, our Executive Vice President and Chief Business Officer and interim Chief Operating Officer; and our principal scientific, regulatory, and medical advisors. Each of Drs. Cooper and Mauney may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of each of Drs. Cooper or Mauney, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

*Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We do not have experience in drug formulation or manufacturing of drugs or biologics and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently are contracting for the manufacture of our product candidates. We intend to contract with one or more manufacturers to manufacture, supply, store, and distribute drug supplies for our clinical trials. If a product candidate we develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of importance to the pharmaceutical industry are the following:

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

•

Establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of a tax reform bill. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Additionally, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace other elements of the ACA. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. While some of these, and other proposed, measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or if we receive regulatory approval, commercialize our products.

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

*Our ability to use net operating loss carryforwards and research tax credits to reduce future tax payments may be limited or restricted.

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

To date, we have exclusive rights to certain U.S. and foreign intellectual property with respect to the Precigen technology, including the existing Precigen product candidates, such as Ad-RTS-IL-12 + veledimex, and with respect to CAR+ T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our License Agreement with Precigen, Precigen has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear any related costs incurred by it in regards to those actions. Precigen is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us and incorporate our comments prior to submitting any related filings and correspondence. Although under the agreement Precigen has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Precigen may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on Precigen or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Precigen and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

In order to protect or enforce patent rights, we may initiate patent infringement litigation against third parties. Similarly, we may be sued by others for patent infringement. We also may become subject to proceedings conducted in the United States Patent and Trademark Office, including interference proceedings to determine the priority or derivation of inventions, or post-grant review, inter partes review, or reexamination proceedings reviewing the patentability of our patented claims. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions having such proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel away from their normal responsibilities.

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

The patent landscape in the field of synthetic immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of synthetic immuno-oncology, including biotherapeutics involving the in vivo expression of human IL-12. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Precigen is early-stage technology and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our License Agreement with Precigen as well as under the MD Anderson License. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

As of September 30, 2018, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 20.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

For the three months ended September 30, 2018, we issued an aggregate of 3,847 shares of Series 1 preferred stock to Intrexon Corporation, or Intrexon, the holder of all of the outstanding shares of our Series 1 preferred stock, as dividends, representing monthly dividends due from July 1, 2018 through September 30, 2018. The issuances of the dividend shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

As discussed in Note 1, Business, to our financial statements, in consideration of our entering into the License Agreement, Intrexon forfeited and returned to us all shares of our Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1*†	Exclusive License Agreement by and between the registrant, Precigen, Inc. and Intrexon Corporation, dated October 5, 2018.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)
Dated: November 9, 2018

By:	/s/ Kevin G. Lafond

Kevin G. Lafond
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 9, 2018