Form 10-K
period 2018-12-31
ZIOPHARM ONCOLOGY INC
filed 2019-03-05
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One First Avenue, Parris Building 34, Navy Yard Plaza Boston, Massachusetts	02129
(Address of Principal Executive Offices)	(Zip Code)

(617) 259-1970

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non- Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $339,372,440 as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 112,374,980 shares of common stock held by non-affiliates and a closing price of $3.02 as reported on the Nasdaq Capital Market on June 29, 2018. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 21, 2019, there were 162,294,494 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

ZIOPHARM Oncology, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that are based on management’s current beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as: “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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

•	our ability to license additional intellectual property relating to our product candidates from third parties and to comply with our existing license agreements;

•	our ability to enter into partnerships or achieve the results contemplated by our collaboration agreements and the benefits to be derived from relationships with collaborators;

•	developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the anticipated rate and degree of market acceptance of our product candidates for any indication, if approved;

•

the anticipated amount, timing and accounting of contract liability (formerly deferred revenue), milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;

•	our intellectual property position, including the strength and enforceability of our intellectual property rights;

•	our ability to attract and retain qualified employees and key personnel;

•	the impact of government laws and regulations in the United States and foreign countries; and

•	other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Annual Report to “Ziopharm,” the “Company,” “we,” “us” and “our” refer to Ziopharm Oncology, Inc. and its subsidiaries.

PART I

Item 1. Business

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies that utilize the patient’s immune system by employing novel, controlled gene expression and innovative cell engineering technologies to designed deliver safe, effective, and scalable cell- and viral-based therapies for the treatment of multiple cancer types. Our first platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using a non-viral transposon/transposase system to stably reprogram T cells outside of the body for subsequent infusion. Our second platform is termed Controlled IL-12, which is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to attack cancer cells. We believe these two platforms will provide unique and powerful solutions to address the issues associated with (1) treating solid tumors with heterogeneous and unknown antigens, and (2) providing cost-effective scalable manufacturing solutions for T-cell receptor T-cell, or TCR+ T, and chimeric antigen receptor, or CAR T-cell, or CAR+ T, therapies for solid tumors and hematologic malignancies. We expect programs from our two platform technologies to be in the clinic in 2019.

Immuno-oncology, which typically utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells often contain new mutated proteins and may overexpress other proteins usually found in the body. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in an efficient process known as immune surveillance. Central to immune surveillance are types of white blood cells known as T cells. In healthy individuals, T cells can identify and kill infected or abnormal cells, including cancer cells. Malignant cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence.

Our approach to immuno-oncology entails the application of engineering principles to biological systems for designing and constructing new biological systems or redesigning and modifying existing biological systems. This approach aims to engineer gene-based programs to modify cellular function to achieve a desired biological outcome, such as the survival of infused T cells, production of IL-12, or the safe elimination of cancerous cells.

Using our Sleeping Beauty platform, we are developing TCR+ T therapies, initially to target solid tumors. Our T cell receptor, or TCR, program designs and manufactures T cells that target antigens unique to each patient, thereby delivering truly personalized therapy that can attack an individual patient’s cancer. The Sleeping Beauty system uses DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis (addressing inter-tumor heterogeneity) and to express more than one TCR for each patient (addressing intra-tumor heterogeneity). We believe the scalability of our approach provides a competitive advantage to alternative viral-based approaches to T-cell manufacturing. Under our Cooperative Research and Development Agreement, or CRADA, the National Cancer Institute, or the NCI, intends to initiate a Phase 1 clinical trial in patients with a variety of solid tumors using the Sleeping Beauty platform to genetically modify T-cells to target patient-specific neoantigens in mid-2019. The clinical trial will be under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI.

We are also developing CAR+ T therapies using our Sleeping Beauty platform. This CAR+ T program seeks to solve the complex and costly manufacturing limitations of existing CAR+ T therapies that we believe will continue limiting their commercial potential. We believe using DNA plasmids in the Sleeping Beauty system to express CAR and our proprietary membrane-bound interleukin 15, or mbIL15, in resting T cells obtained from peripheral blood will enable infused T cells to propagate within the patient to target leukemia and lymphoma, thus avoiding the need to numerically expand T cells for weeks in bioreactors before patient administration. We expect the lower cost of DNA plasmids compared with the virus used by other CAR+ T programs, together with the avoidance of lengthy ex vivo manufacturing, will reduce the cost and complexity of manufacturing CAR+ T cells. These technologies should enable T cells to be infused within two days of gene transfer in a process we refer to as rapid personalized manufacture, or RPM. We are advancing our CAR+ T therapies in the United States in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, to target CD19 on malignant B cells. In 2019, we expect to initiate a Phase 1 clinical trial in the United States of our third-generation Sleeping Beauty modified CAR+ T cells, co-expressing CAR and mbIL15, manufactured and reinfused into the patient in less than two days from gene transfer. In addition, in a joint venture with TriArm Therapeutics, Ltd., or TriArm, we are forming Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of Sleeping Beauty-generated CD19-specific CAR-T therapies in the People’s Republic of China, Taiwan and Korea. Eden BioCell will be owned equally by us and TriArm and the parties will share decision-making authority. TriArm has committed up to $35.0 million to this joint venture and will manage all clinical development to execute trials in the territory. We expect our joint venture with TriArm to close in the first half of 2019 and we may evaluate additional programs to pursue in this joint venture.

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus (Ad-RTS-hIL-12) plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown, including brain cancer. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose, which we believe is critical for this potent cytokine. In a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM, a subset of patients (n=6) who received low-dose steroids along with 20 mg of veledimex plus Ad-RTS-hIL-12, achieved 17.8 months median overall survival, or OS, compared with five to eight months OS established in historical controls. Thirty-six additional patients with rGBM have been recruited into a sub study designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. In June 2018, we began enrolling patients with rGBM to receive Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab) in a Phase 1 dose-escalation trial. In November 2018, we announced a clinical supply agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of patients with rGBM. We expect to initiate a Phase 2 clinical trial in the first half of 2019 in approximately 30 patients with rGBM to measure preliminary safety and efficacy of Ad-RTS-hIL-12 plus veledimex in combination with Libtayo.

OUR STRATEGY

Our goal is to be a leading cell therapy company focused on discovering and developing TCR and CAR+ T therapies where the target of these T cells is known. We also seek to develop our Controlled IL-12 platform as both a monotherapy and in combination with immune checkpoint inhibitors. We believe our ability to control IL-12 will allow us to use this platform to treat multiple types of cancers when the tumor target is unknown.

Key elements of our strategy include:

•

Building an end-to-end TCR solution targeting solid tumors. We believe that the NCI’s study, expected to initiate in mid-2019, will represent the first time a non-viral, genetically engineered TCR+ T-cell therapy will be administered to patients. We intend to strengthen our position in the field of T-cell targeting solid tumors by investing significantly to optimize and expand our process development and manufacturing capabilities, creating an end-to-end, scalable solution.

•

Advancing our third generation CAR+ T program. We believe our CAR+ T therapies may solve the manufacturing difficulties limiting the commercial potential of other CAR+ T programs. In 2019, we expect to initiate a U.S. Phase 1 clinical trial of our third generation Sleeping Beauty-modified CAR+ T cells, co-expressing mbIL15 with CAR+ T cells, manufactured and reinfused back into the patient in less than two days from gene transfer. Our CAR+T program targeting CD19 on malignant B cells will be developed in collaboration with MD Anderson in the United States and with Eden BioCell in greater China, assuming the closing of this joint venture. Under our exclusive license agreement with Precigen, Inc., we also have rights to a second, unnamed CAR target.

•

Executing on the clinical trials of our Controlled IL-12 platform as both a monotherapy and in combination with immune checkpoint inhibitors. In 2019, we will execute on several clinical trials to treat rGBM with our Controlled IL-12 program as both a monotherapy and in combination with immune checkpoint inhibitors, such as PD-1 inhibitors, with top-line data likely in 2020. We are preparing our Controlled IL-12 platform to enter Phase 3 clinical trials following the completion of our ongoing and planned Phase 1 and 2 clinical trials. Our Controlled IL-12 platform may enable the treatment of a broad range of solid tumors and we expect to explore additional indications to pursue with one or more partners.

•

Selectively collaborating with third parties that provide complementary technologies or capabilities. We expect to collaborate selectively with companies that have enabling technologies or other capabilities to accelerate the development of our programs. In any collaboration, we expect to retain development control or receive significant economic and commercial rights to our product candidates.

•

Creating a leading, fully integrated biotechnology company focused on advancing our oncology platforms through clinical trials. Following the execution of our exclusive license agreement with Precigen, Inc. on October 5, 2018, we maintain full development control of our programs. We now seek to supplement our existing team with additional research and development depth, particularly focused on cell therapy, in order to accelerate the execution of our clinical programs. In addition, we expect to continue expanding our management team and board of directors.

SLEEPING BEAUTY PLATFORM TECHNOLOGY

We are pursuing non-viral genetic engineering technologies to develop novel CAR+ T and TCR therapies. The platform we have licensed from MD Anderson uses the Sleeping Beauty non-viral genetic modification system to generate and characterize new CAR and TCR designs in T cells.

Limitations of Existing Approaches to Manufacturing T-Cell Therapies

T cells are a type of white blood cell that play a central role in the immune system. T cells are involved in both detecting and killing infected or abnormal cells, such as cancer cells, as well as coordinating immune responses. In recent years, companies have begun developing therapies that include T cells engineered specifically for each patient. Manufacturing such products is separated into discrete steps and typically undertaken at a centralized facility. The production time varies from approximately two to four weeks with additional time needed for quality control requirements. Manufacturing based on viral transduction, propagation and shipping has many drawbacks:

•

Time to manufacture. The need to propagate (numerically expand) T cells requires the product be in culture in compliance with current manufacturing practice, or cGMP, during which the intended recipient may be unable to receive the genetically modified T cells.

•	Expense of production. The need to generate virus and the production time with the associated logistical complications increase the cost of manufacturing the genetically modified T cells.

•

Required lymphodepletion. The infusion of T cells that have been propagated ex vivo, or outside the body, tends to make them dependent on cytokines to survive and thrive after infusion. This has resulted in the use of chemotherapy and other approaches of immunosuppression to “free up” pro-survival cytokines, such as endogenous IL-15, in the recipient prior to the administration of T cells. Lymphodepletion facilitates the sustained persistence of genetically-modified T cells in the patient, but it exposes the patient to medical complications, raises expense, and limits the ability of the technology to be scaled as the administration of chemotherapy requires specialized centers.

•

Toxicity. Infusing large numbers of T cells recognizing a single antigen, such as CD19, commonly places the recipient at risk from the synchronous activation of these T cells resulting in cytokine release syndrome and other associated toxicities, which can be severe and life threatening.

We believe these disadvantages limit the commercial potential of CAR-T therapies and will restrict companies from commercializing effective TCR therapies.

Sleeping Beauty Solution

The Sleeping Beauty system is a gene transfer method that utilizes a transposase enzyme to cut and paste donor transposon DNA from introduced plasmid into chromosomes using a process called transposition. The system can be used to deliver genes to a variety of cell types including human T cells. Sleeping Beauty transposons appear to integrate in a random distribution at thymine-adenine, or TA, dinucleotide sites, making them less likely to cause off-target effects when compared to other transposons and viral gene delivery methods.

We use the Sleeping Beauty system to express TCRs that target patients’ antigens as well as CARs that enable a T cell to recognize specific proteins or antigens that are present on the surface of other cells. Our third generation CAR+ T therapy uses the Sleeping Beauty system to co-express our proprietary mbIL15 and a kill switch along with the CAR. Interleukin 15 (IL-15) has a variety of apparently beneficial effects as it is considered a pro-survival cytokine that promotes survival of T cells. Our pre-clinical data suggest that incorporating mbIL15 into a CAR+ T therapy enhances in vivo persistence of the CAR+ T cell.

We believe our Sleeping Beauty platform has several advantages compared with the viral gene transfer technologies used by other CAR-T and TCR companies:

•

Reduced costs. By using DNA plasmid and avoiding the time-consuming and laborious manufacture of virus, our Sleeping Beauty technology may reduce the manufacturing expense and challenges associated with viral gene transfer systems in creating T-cells engineered to express CAR and TCR.

•

Shortened manufacturing. We expect the T-cell manufacturing process with Sleeping Beauty to significantly shorten virus-based manufacturing times. In the preclinical setting, the time to administration of third-generation Sleeping Beauty-modified T cells co-expressing mbIL15 and a kill switch has been shortened to two days or less from gene transfer. This reduction in time is primarily achieved through the elimination of the need for in vitro T-cell activation and propagation which avoids the need to culture T cells, which can take between approximately two and four weeks.

•

Potential to avoid lymphodepletion. The addition of our proprietary mbIL15 likely enables the administration of CAR-expressing “younger” T cells with an ability to be long-lived after infusion. The ability of CAR+ T cells to signal via mbIL15 increases CAR persistence and has the potential to eliminate lymphodepletion as the T cells rely on their own source of this pro-survival cytokine rather than scavenging endogenous soluble IL-15 from the recipient.

•

Customizable therapies. Our Sleeping Beauty platform may allow us to manufacture more customizable therapies, therefore enabling us to provide personalized TCR+ T-cell therapy against unique, and potentially multiple, patient-specific neoantigens.

•

Potential improved safety profile. Given the inclusion of mbIL15, we expect the T cells in our CAR+ T therapies to engraft from low starting (infusion) numbers. We believe this reduced T-cell dose may reduce the side effects caused by cytokine release syndrome, which is often experienced by patients receiving larger infusions of CAR+ T cells.

•

Local Manufacturing. Our Sleeping Beauty technology enables the potential for a hospital-based manufacturing model rather than the centralized manufacturing approach currently being employed for other CAR+ T-cell products.

SLEEPING BEAUTY TCR PROGRAM

Background

Each T cell has a unique alpha/beta TCR and an ability to rapidly increase in numbers when the TCR interrogates a target and detects a threat. A TCR can recognize cancer cells as a threat as the receptor docks with a specialized set of molecules on the cancer cell surface called the major histocompatibility complex, or MHC. The MHC reveals the health of a cell based on the loading of peptides (processed protein), which then await examination by unique TCRs on populations of T cells. Two types of MHC, Class I and Class II, are interrogated by TCRs on T cells. Class I molecules activate CD8+ T cells which have evolved an ability to be efficient killers. Class II molecules activate CD4+ T cells which help coordinate an efficient immune response. In each person, there are both many different TCR structures and many different MHC structures. TCRs within each person are adapted to work with their own MHC structures or alleles. For a T cell to recognize and destroy a tumor cell, the TCR must recognize the foreign antigen in the context of MHC and then be activated to deepen the engagement to kill the cell. This is different than CARs, which directly recognize antigens, such as CD19 on the surface of malignant B cells, without the need for presentation by MHC.

Genes in cancer cells can lead to the production of proteins, which are then processed by the cell into protein fragments known as peptides. When these peptides are presented to T cells by MHC, by either tumor cells or antigen presenting cells, and they result in T-cell activation, they are known as antigens. When these presented peptides are derived from proteins which are in turn expressed from genes that are mutated only in tumor cells, they are known as neoantigens. Tumor cells presenting neoantigens via MHC are targets for T cells. T cells can recognize and kill neoantigen-presenting cancer cells and effect a positive feedback loop to heighten the immune response.

The immune system avoids targeting the body’s own healthy cells principally through processes known as immune tolerance by which T cells do not respond to MHCs containing peptides from normal proteins and therefore avoid targeting healthy cells for destruction. The recognition by the TCR of peptide presented by the MHC is a vital immune mechanism that allows the body both to respond against foreign threats, including cancer, as well as to avoid targeting the body’s own healthy cells.

Tumors utilize a variety of strategies to evade and suppress the host immune system. This renders T cells residing within the tumor, referred to as tumor-infiltrating lymphocytes, or TIL, ineffective and, despite expressing tumor-specific TCRs, unable to recycle their effector functions to eliminate tumor. To overcome immune suppression, “fresh” T cells are needed, such as those found in the peripheral blood. However, these circulating T cells do not typically express tumor-specific TCRs in sufficient numbers. We seek to address this problem by genetically modifying peripheral blood-derived T cells to express TCRs with specificity to tumor-derived antigens, especially neoantigens, and propagating them to sufficient numbers prior to administration.

The figure below describes how T-cell recognition of genetic mutations leads to the killing of tumor cells.

Targeting Neoantigens

Neoantigens are encoded by tumor-specific mutated genes that are often unique to each patient. During cancer initiation and progression, tumor cells acquire mutations in naturally-occurring genes that are either responsible for transformation, known as driver mutations, or are a byproduct of the genomic instability that accompanies cancer formation, known as passenger mutations.

Several companies are pursuing “public” antigens that are encoded within a patient’s normal germline, such as PRAME, MAGE series, and NY-ESO-1. Targeting these antigens when they occur in tumors typically enables a library of pre-assembled TCRs to be created as proteins from these germline targets can be shared within cancer types between patients. We believe there are several drawbacks to relying solely on this approach:

•	Public antigens are not present in many tumors, which limits their appeal.

•

Public antigens are often not homogeneously expressed throughout the tumor because they are typically not driver mutations, which increases the likelihood that the infused TCR-modified T cells will not deliver a complete response.

•

Public antigens are, by definition, also coded within the germline, leading to endogenous TCRs used for cloning and re-expression having weak affinity and the native T cell unable to recognize the cancer due to immune tolerance. As a result, ex vivo genetic alteration of the alpha and beta chains of the TCR is likely required to improve affinity, which increases the likelihood of on-target, but off-tissue toxicity resulting in adverse events.

We believe the superior approach is to genetically modify T cells to target each patient’s neoantigens. This requires a “personal” approach to T-cell therapy in which the introduced TCRs recognize the neoantigens of a patient’s tumor. These neoantigens can be driver mutations and, therefore, the cancer cell relies upon their presence rendering it less likely the tumor can escape and thus relapse from this form of targeted T-cell therapy. We believe that neoantigen-targeted therapies will improve patient outcomes, particularly for patients with solid tumors.

There are three essential steps in creating a T-cell therapy targeting personalized neoantigens:

1.

Detecting and prioritizing neoantigens. Detecting a patient’s unique set of neoantigens requires one or more samples of the patient’s malignant tissue(s) and sampling of normal cells, followed by sequencing to reveal a catalog of candidate neoantigens that are found in the tumor cells, but not in normal cells. Bioinformatics can be used to prioritize the candidate neoantigens that are driver mutations.

2.

Detecting and prioritizing TCRs. Only a subset of candidate sequence changes are neoantigens as defined by their ability to stimulate a T-cell response. Validating targets requires the presentation of candidate neoantigens via MHC with T cells to be co-cultured with antigen presenting cells to efficiently identify the reactive T cells. One or more of the TCRs from individual reactive T cells are then sequenced.

3.

Manufacturing TCR+ T cells. The sequence of one or more TCRs recognizing neoantigens are placed into DNA plasmids as Sleeping Beauty transposons. These DNA plasmids are inserted into T cells derived from peripheral blood using a process called electroporation. T cells stably expressing the introduced TCR(s) are then propagated to produce the TCR+ T cells in clinically-sufficient numbers before they are released for administration into a patient.

The process for the production and infusion of Sleeping Beauty TCR-modified T cells is based on the electro-transfer of DNA plasmids containing coding for TCR(s) recognizing one or more neoantigens into T cells derived from a patient’s peripheral blood. The TCR is sequenced from TIL responding to the targeted neoantigens. Following electroporation, the genetically modified T cells are propagated to large numbers based on the “rapid expansion protocol” which is a technology that has been shown to generate T cells that can recognize and eliminate solid tumors. We believe the use of circulating T cells, rather than TIL, will improve the T cell’s ability to kill tumor cells because these lymphocytes are generally “young” and can proliferate and survive in vivo to provide anti-tumor effects.

To be successful, genetically modified T cells targeting one or more neoantigens will need to address the fact that (1) among a population of patients, not all tumors express the targeted neoantigen, referred to as inter-tumor heterogeneity, and (2) within a single patient, not all tumor cells express the targeted antigen, referred to as intra-tumor heterogeneity. Inter-tumor heterogeneity limits the number of recipients that are eligible to receive a treatment and intra-tumor heterogeneity creates the risk of antigen-escape variants, increasing the likelihood of cancer relapse. As a result, we believe companies developing T-cell therapies targeting neoantigens must address both inter- and intra-tumor heterogeneity.

Clinical Development of TCR

We believe that a non-viral platform represents the only commercially feasible way of manufacturing neoantigen therapies due to the obstacles presented by inter-tumor heterogeneity and intra-tumor heterogeneity. In 2017, we entered into a CRADA with the NCI for the development of adoptive cell transfer-based immunotherapies to treat solid tumors.

The process used by the NCI under the CRADA, and the process we expect to use the future, includes three-linked parts. The first is identifying one or more neoantigens that underlie the changes from a normal to a malignant cell. The second is the identification of one or more TCRs that recognize the neoantigens. The third is the ex vivo manufacturing of therapeutic T cells with specificity redirected to the desired neoantigens through the expression of the isolated TCRs. This last step, the production of T cells, is based on the use of the Sleeping Beauty system to stably express TCRs. Once the patient-derived T cells are genetically modified, they are propagated based on the NCI’s established technology referred to as “rapid expansion protocol” which has produced clinical-grade T cells resulting in anti-tumor effects in other studies, including in patients with solid tumors. It is anticipated that patients will receive populations of T cells genetically modified to express more than one TCR so that more than one neoantigen can be targeted in the patient. We expect infusing multiple TCRs per patient will reduce the probability of leaving some cancer cells unaddressed, lowering the risk of cancer relapse.

Under our CRADA, the NCI will perform clinical evaluations of the ability of these Sleeping Beauty-engineered T cells to express TCRs that are reactive against neoantigens to mediate cancer regression in patients with refractory (e.g., metastatic) solid tumors for several tumor types, including gastrointestinal and genitourinary, breast, ovarian, non-small cell lung cancer and glioblastoma. This research is being conducted at the NCI under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI. We expect the NCI will begin treating patients in this clinical trial in mid-2019.

Solid Tumor Malignancy Market

Cancer is the second most common cause of death in the United States, accounting for nearly one of every four deaths. Approximately 1,735,350 new cancer cases were expected to be diagnosed, and 609,640 cancer deaths expected to occur, in the United States in 2018 according to the American Cancer Society. Of these, the majority were caused by solid tumors. Invasive cancer, such as malignancies of epithelial tissue represent 80% to 90% of all cancer cases according to the Surveillance, Epidemiology, and End Results Program of the National Cancer Institute. These diseases include colorectal, lung, ovarian, skin, bladder, head and neck cancers, among others.

SLEEPING BEAUTY CAR-T PROGRAM

Background

We are developing CAR+ T cell therapies targeting CD19 for hematologic malignancies using our Sleeping Beauty platform. Our CAR+ T program is focused on (1) shortening the time the patient must wait for treatment with engineered T cells, (2) increasing the access of hospitals to deliver, and patients to receive, this therapy, and (3) providing safe and efficacious personalized T-cell therapies to patients.

CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to directly recognize specific proteins or antigens that are present on the surface of other cells. Autologous CAR+ T-cell therapies are manufactured individually for the recipient’s use by modifying the patient’s own T cells outside the body, causing the T cells to stably express CARs. Our CAR+ T program is focused on CD19, which is a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies.

Two autologous anti-CD19 CAR+ T cell therapies have been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (Kymriah®) and R/R large B-cell lymphoma (Kymriah® and Yescarta®). These approaches have been successful in helping patients fight cancer, in particular CD19-positive cancers, resulting in significant remission rates. However, we anticipate that the viral manufacturing approaches used to manufacture these therapies will limit their commercial success.

We believe our Sleeping Beauty CAR+ T therapy will offer distinct advantages to the approach used by other CAR-T cell companies. In particular, the ability of the DNA plasmids from the Sleeping Beauty system to integrate into resting T cells, coupled with expression of mbIL15 and CAR, will enable infused T cells to propagate within the patient to target leukemias and lymphoma, thereby avoiding the need to numerically expand T cells for weeks in bioreactors before administration. The reduced cost associated with using DNA plasmids, instead of virus and avoiding lengthy ex vivo manufacturing, and the flexibility to insert industry leading CAR technology in a “cassette” based approach, provides a solution to the cost and complexity of the current approach to manufacturing CAR+ T cells.

Clinical Development of CAR+ T

First generation. We entered the clinic in 2015 with CAR+ T therapies utilizing the non-viral genetic modification capabilities of the Sleeping Beauty system. These trials used “first-generation” technologies, the results from which were published in the Journal of Clinical Investigation in September 2016.

An update on patients in the first-generation trials was presented in a poster at the 2017 Annual Meeting of ASH. The trials demonstrated that first-generation Sleeping Beauty-modified CD19-specific CAR+ T cells appear to provide long-term cancer control when infused after hematopoietic stem-cell transplantation, or HSCT, for patients with advanced CD19+ malignancies.

All seven patients with advanced CD19+ non-Hodgkin’s lymphoma that received autologous T-cells were alive with a median survival of 40 months since T-cell infusion. We reported the proportion of patients who were alive was 100% and progression free was 86%. For 19 patients with advanced CD19+ acute lymphoblastic leukemia and non-Hodgkin’s lymphoma infused with allogeneic T-cells following HSCT, nine patients were alive with a median survival of 31 months. The proportion of patients reported alive was 49% and the proportion of patients that were progression free was 32%. Of the subset of eight patients who received donor-derived T-cells after haploidentical HSCT, the proportion of patients who were alive was 63% and the proportion of patients that were progression free was 50%. These survival rates compare favorably with historical data for patients receiving HSCT without CAR+ T administration. Patients receiving autologous HSCT have been reported to have a 3-year progression free survival of 49%. Patients receiving just allogeneic HSCT have been reported to have a one-year OS of 20-34%, and haploidentical (haplo) allogeneic HSCT patients have a 3-year OS of 37% and disease-free survival of 31%.

Persistence of circulating Sleeping Beauty-modified CAR+ T cells was demonstrated at two years in an autologous and allogeneic patient and for four years in two autologous patients.

Second generation. We are currently enrolling patients in an investigator-led Phase 1 trial using second-generation CD19-specific CAR+ T cells with a revised CAR structure in patients with advanced lymphoid malignancies at MD Anderson. Our second-generation CD19 trial employs a revised CAR design and shortened manufacturing process advancement, with culturing times as short as two weeks.

A summary of this ongoing trial was presented by Dr. Partow Kebriaei of MD Anderson in a presentation at the 2017 Annual Meeting of ASH in December 2017. Interim data from the trial demonstrated that autologous T-cells infused after lymphodepleting chemotherapy could be detected and exhibited anti-tumor effects and had an encouraging safety profile in patients with relapsed/refractory CD19+ malignancies. Complete responses at one month were reported in four of eight patients with either ALL (n=5), chronic lymphocytic leukemia (n=1), or diffuse large B-cell lymphoma (n=2), with two morphologic complete responses at three months. Follow-up blood tests demonstrated sustained persistence of infused T-cells and targeting of malignant and normal B cells. There were no dose limiting toxicities with only grade 1 or 2 adverse events being reported. T-cell dose escalation continues and we have recently completed Cohort 3. We anticipate stopping enrollment in this trial when our third-generation trial moves forward in the clinic, as further described below.

Third generation. In the preclinical setting, the time to manufacture and administer third-generation Sleeping Beauty-modified CAR+ T cells co-expressing mbIL15 has been reduced to two days or less from gene transfer. This very rapid manufacturing process likely delivers genetically modified T cells with superior therapeutic potential in vivo. Preclinical studies of third-generation Sleeping Beauty CAR+ T cells, presented at the 2017 Annual Meeting of ASH, demonstrated that a single dose of T cells co-expressing a CD19-specific CAR, mbIL15, and kill switch resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival in mice.

In June 2018, we announced the FDA placed our investigator-led Investigational New Drug, or IND, application on clinical hold for the proposed Phase 1 trial to evaluate CD19-specific CAR-T therapies very rapidly manufactured at MD Anderson. The FDA has requested additional information relating to chemistry, manufacturing and controls, specifically requesting that the product meet a minimum threshold for cell viability. By applying improved principles of engineering and cell processing, we have made progress to achieve this threshold in manufacturing runs. Thus, we expect to respond to the FDA and begin treating patients in the second half of 2019.

Joint Venture with Eden BioCell Limited

In December 2018, we announced that, in conjunction with TriArm Therapeutics, Ltd., or TriArm, we would launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. TriArm is a privately-owned cell therapy company with operations in Germany, China and the United States that was formed by Panacea Venture Healthcare, a fund co-founded and managed by James Huang, Managing Partner of Kleiner Perkins Caufield & Byers China.

We expect to license the rights to Eden BioCell for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell will be owned equally by us and TriArm and the parties will share decision-making authority. TriArm has committed up to $35.0 million to this joint venture and will manage all clinical development to execute trials in the territory. We expect our joint venture with TriArm to close in the first half of 2019.

Hematologic Tumor Malignancy Market

According to the Leukemia and Lymphoma Society, an estimated 174,250 people are expected to be diagnosed with leukemia, lymphoma, or myeloma in 2018. New diagnoses for such hematologic malignancies in the United States represented approximately 10% of the new cancer cases in the United States in 2018.

CONTROLLED IL-12 PLATFORM TECHNOLOGY

Background

Ad-RTS-hIL-12 plus veledimex is our gene delivery system to regulate production of IL-12, a potent, naturally occurring anti-cancer protein which functions as a master regulator of the immune system. We control the generation of recombinant IL-12 using a replication-incompetent adenoviral, or Ad, vector administered via a single injection of virus into the brain tumor and engineered to conditionally express human IL-12, or hIL-12. The conditional expression of hIL-12 is modulated with the RheoSwitch Therapeutic System® (RTS®) by the small molecule veledimex, an activator ligand orally administered that has been shown to cross the blood-brain barrier.

In this way, Ad-RTS-hIL-12 is administered within the tumor under the control of the RTS “switch”. Activation of the switch, and therefore conditional gene expression and subsequent IL-12 protein production, is tightly controlled by the activator ligand, veledimex, delivered to the patient as a daily oral capsule, typically over 14 days. When veledimex is administered to a patient, the switch is turned “on” and IL-12 is produced; when veledimex is withdrawn, the switch is turned “off” and production of recombinant IL-12 ceases. The amount of IL-12 produced is proportional to the dosing of veledimex which further enhances control of this cytokine.

The recombinant IL-12 appears to be biologically active as, for example, it can stimulate production of the body’s own interferon-gamma, or IFN-g. IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, cells and T cells.

Controlled IL-12 has been shown to biologically turn “cold tumors hot.” In our clinical trials, we have seen deep and sustained infiltration of activated T cells (i.e., “hot” tumors) where previously there had been very little T cell infiltration (i.e., “cold” tumors). Data from repeat biopsies obtained four to six months following administration of Ad-RTS-hIL-12 plus veledimex has shown an increased and sustained infiltration of activated T-cells producing IFN-g within the brain-tumor lesion. Data from our Phase 1 monotherapy clinical trial provided compelling evidence from biopsies, taken more than four months after administration of Ad-RTS-hIL-12 plus veledimex, demonstrating that Controlled IL-12 causes a sustained influx of activated killer (CD8+) T cells into brain tumors. These data also show upregulated expression of PD-1/PDL-1 biomarkers, suggesting that the combination of Ad-RTS-hIL-12 plus veledimex with an immune checkpoint inhibitor, such as targeting PD-1, may improve patient outcomes.

These data are consistent with our biopsy data from patients with breast cancer and melanoma that received Ad-RTS-hIL-12 plus veledimex.

Clinical Development of Controlled IL-12

We have tested Ad-RTS-IL-12 plus veledimex in several Phase 1 and 2 clinical trials for the treatment of patients with metastatic melanoma, breast cancer and brain cancer. We have focused much of our efforts in developing Ad-RTS-IL-12 plus veledimex, as both a monotherapy and in combination with immune checkpoint inhibitors, for adults and children with recurrent brain tumors. We believe Controlled IL-12 may have broad applicability and we may explore initiating clinical trials in additional oncology indications as a monotherapy or in combination with checkpoint inhibitors, either alone or with partners.

Monotherapy: Clinical Development Ad-RTS-IL-12 plus Veledimex for Adult rGBM. Our multi-center Phase 1 trial in patients with rGBM, which was initiated in June 2015, continues to show promising data with preliminary evidence of a survival benefit and a predictable and manageable safety profile. The primary objective of the Phase 1 trial is to determine the safety and tolerability of a single intra-tumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response. The trial enrolled patients at doses ranging from 10 mg to 40 mg of veledimex.

A subset of six subjects in this clinical trial who received low-dose steroids (less than 20 mg of dexamethasone) along with 20 mg of veledimex achieved 17.8 months median OS compared with five to eight months OS established in historical controls. In our Phase 1 trial in rGBM, Ad-RTS-hIL-12 plus veledimex continues to be safe and well tolerated, with adverse events, or AEs, that were predictable and reversible, neurologic AEs that were relatively mild and transient, and with no drug-related deaths.

In 2018, we initiated an expansion sub study to enroll additional subjects taking 20 mg of veledimex, which is now fully enrolled with an additional 36 subjects. Based on the promising results seen in the six patients that received low-dose steroids in the original Phase 1 clinical trial, a goal of the sub study was to increase the patient population enrolled with 20 mg of veledimex as well low doses of steroids. At least 15 of the subjects in our expansion study received low-dose steroids (dexamethasone), bringing the total to at least 21 subjects in this subset.

Results from Phase 1 Clinical Trial of Ad-RTS-IL-12 plus Veledimex for Adult rGBM

Veledimex 20mg Cohort Craniotomy Group	Veledimex 20mg Cohort Stereotactic Group

Cohort	Dexamethasone Use (Days 0-14)	mOS (months)	Lower bound	Upper bound	Mean F/U	No. Events	No. Censored
20 mg Veledimex Craniotomy	≤20 mg	17.8	14.6	23.7	18.4	6	0
	>20 mg	6.4	1.8	12.7	9.6	9	0

20 mg Veledimex Stereotactic	≤20 mg	Not reached	1.7	Not reached	9.5	2	2
	>20 mg	1.9	1.3	8.7	3.9	3	0

Combination Therapy. We have initiated a Phase 1 clinical trial to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Bristol-Myers Squibb Company’s OPDIVO® (nivolumab), an immune checkpoint inhibitor, or PD-1 inhibitor, in adult patients with rGBM. This trial was initiated in 2018 and will explore the potentially synergistic effect of this combination in up to 18 patients. We expect to complete enrollment in the second quarter of 2019.

In November 2018, we announced a clinical supply agreement with Regeneron to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1 antibody Libtayo® (cemiplimab-rwlc) to treat patients with rGBM. Libtayo has been approved in the United States for the treatment of patients with metastatic cutaneous squamous cell carcinoma, or CSCC, or locally advanced CSCC who are not candidates for curative surgery or curative radiation. We expect to initiate a Phase 2 clinical trial in the first half of 2019 in approximately 30 patients with rGBM to measure preliminary safety and efficacy of Ad-RTS-hIL-12 plus veledimex in combination with Libtayo. Under the terms of our agreement, we will be responsible for the conduct and costs of the clinical trial, and Regeneron will supply Libtayo for the trial. We may potentially explore the Ad-RTS-hIL-12 plus veledimex in combination with Libtayo in additional indications.

Monotherapy: Pediatrics. In 2017, we dosed the first patient in a Phase 1 clinical trial of Ad-RTS-hIL-12 plus veledimex for the treatment of pediatric brain tumors. This open label trial will assess the safety and tolerability of a single intra-tumoral injection of Ad-RTS-hIL-12, and is conducted in two groups. The first is comprised of pediatric patients with recurrent or progressive supratentorial brain tumors, while the second comprises pediatric patients with glioma in the pontine region of the brain, known as diffuse intrinsic pontine glioma, or DIPG. This Phase 1 trial is being conducted at leading pediatric cancer centers across the United States, including Ann & Robert H. Lurie Children’s Hospital in Chicago, Dana-Farber Cancer Institute in Boston and the University of California, San Francisco.

Glioblastoma Market. We are currently developing Controlled IL-12 to treat patients with rGBM. Glioblastoma is an aggressive primary brain tumor affecting approximately 74,000 people worldwide each year; it is a fast-growing, aggressive type of central nervous system tumor, with an estimated 12,760 new adult cases predicted in the United States for 2018 according to the American Brain Tumor Association. Recurrence rates for this type of cancer are near 90 percent, and prognosis for adult patients is poor with treatment often combining multiple approaches including surgery, radiation and chemotherapy.

Recurrent glioblastoma is an aggressive cancer with one of the lowest 3-year survival rates, at 3%, among all cancers. For patients who have experienced multiple recurrences, the prognosis is particularly poor, with a OS of six to seven months, while overall survival in patients who have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately three to five months. Given the poor overall prognosis and lack of effective treatments, new therapeutic approaches for malignant gliomas are needed.

In children, the incidence of brain cancer is approximately 4.84 per 100,000, according to the NCI. DIPG accounts for approximately 15 percent of all cases of pediatric brain tumors, with a median survival time of less than one year. Because of where these tumors are situated, DIPG is inaccessible to surgery and there are no known curative options.

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

Exclusive License Agreement with Precigen, Inc.

On October 5, 2018, we entered into an exclusive license agreement, or the License Agreement, with Precigen, Inc., or Precigen, a wholly owned subsidiary of Intrexon Corporation, or Intrexon. As between us and Precigen, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between us and Intrexon, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Intrexon to Precigen; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between us, Intrexon and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Intrexon to Precigen, or the Ares Trading Agreement; (c) that certain License Agreement between us, Intrexon, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Intrexon and assumed by Precigen effective as of January 1, 2018; and (d) that certain Research and Development Agreement between us, Intrexon and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, Precigen has granted us an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the rights of Merck to pursue such target under the Ares Trading Agreement, and (iii) TCR products designed for neoantigens for the treatment of cancer. Precigen has also granted us an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

We will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. We are required to use commercially reasonable efforts to develop and commercialize IL-12 products and CD19 products and after a two-year period, the TCR Products.

Precigen has also granted us an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize products utilizing an additional construct that expresses RTS IL-12 for the treatment of cancer, referred to as Gorilla IL-12 Products.

In consideration of the licenses and other rights granted by Precigen, we will pay Precigen an annual license fee of $100 thousand and we have agreed to reimburse Precigen for certain historical costs of the licensed programs up to $1.0 million, payable quarterly.

We will make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we will pay Precigen tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 products and CAR products. We will also pay Precigen royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We will also pay Precigen 20% of any sublicensing income received by us relating to the licensed products.

We are responsible for all development costs associated with each of the licensed products, other than Gorilla IL-12 products. We and Precigen will share the development costs and operating profits for Gorilla IL-12 products, and we are responsible for 80% of the development costs and receiving 80% of the operating profits, and Precigen responsible for the remaining 20% of the development costs and receiving 20% of the operating profits.

Precigen will pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen’s CAR products, up to $50.0 million.

In consideration of our entry into the License Agreement, Intrexon has forfeited and returned to us all shares of our Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement.

We determined that this transaction represented a capital transaction between related parties. We fair valued the preferred stock and the derivative liability on the date of the transaction, noting a total fair value of $163.3 million. The relinquishment of our obligation under the Ares Trading Agreement was also considered part of the overall capital transaction. We recognized an additional credit to accumulated deficit of $49.5 million as a result of the relief of the obligation under the Ares Trading Agreement (Note 8). The total amount of the settlement was $212.8 million.

We incurred approximately $7.4 million of transaction advisory costs with third-party vendors, of which $5.4 million was considered a direct cost associated with the Series 1 preferred stock extinguishment and is also included as part of the consideration transferred. The remaining $2.0 million of transaction costs were recognized as an expense during the year ended December 31, 2018.

We recognized a net credit to accumulated deficit of $207.3 million, calculated as the difference in the carrying value of the Series 1 preferred stock, derivative liability, and contract liability, and the consideration transferred of $5.4 million, in connection with the transaction. This amount is included in net income available to common shareholders in the calculation of earnings per share (Note 3).

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, we, together with Intrexon, entered into the MD Anderson License with MD Anderson (which Intrexon subsequently assigned to Precigen). Pursuant to the MD Anderson License, we, together with Precigen, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became our Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies.

On August 17, 2015, we, Precigen and MD Anderson entered into the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

Pursuant to the Research and Development Agreement, we, Precigen and MD Anderson formed a joint steering committee to oversee and manage and ongoing research programs. Under our License Agreement with Precigen, we and Precigen agreed that Precigen would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, we provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, we entered into an amendment to the Research and Development Agreement extending its term until April 15, 2021. During the year ended December 31, 2018, we made payments in the aggregate amount of $2.7 million to MD Anderson compared to $13.0 million during the year ended December 31, 2017. The decrease in cash paid to MD Anderson during the year ended December 31, 2018 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is

$27.8 million, of which $18.4 million is included in other current assets and the remaining $9.4 million is included in non-current assets at December 31, 2018.

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, we, together with Precigen, shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if we and Precigen are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if we and Precigen are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and Precigen, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both us and Precigen and may be terminated by the mutual written agreement of us, Precigen, and MD Anderson.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, we announced the signing of the CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with our researchers and Precigen researchers. Our remaining obligation, as of December 31, 2018, for the CRADA is $2.5 million over the next year, payable in $625 thousand payments on a quarterly basis. During the twelve months ended December 31, 2018 and 2017, we made payments of $2.5 million, each year. In February 2019, we extended our CRADA with the NCI for two years, committing an additional $5.0 million to this program.

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

Additional information as of December 31, 2018 about material patents and other proprietary rights covering our product candidates is set forth below.

Ad-RTS-IL-12 plus veledimex and DC-RTS-IL-12 plus veledimex

The patent estate licensed to us by Precigen covering Ad-RTS-IL-12 plus activator ligands, such as veledimex and DC-RTS-IL-12 plus activator ligand compositions, methods of use, methods of manufacture, and formulations includes over one hundred patents and applications. This portfolio also includes issued and pending foreign patents in Europe, Canada, Japan, Australia and other countries. The term of one or more of the issued patents may be extended due to the regulatory approval process.

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

Governmental Regulation and Product Approval

As a biopharmaceutical company, we are subject to extensive regulation. Our programmed T-cell product candidates are regulated as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with current Good Manufacturing Practices, or cGMPs, for biologics.

Human immunotherapy products are a new category of therapeutics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a Biologics License Application, or BLA, for marketing authorization.

Government authorities in the United States (at the federal, state and local level) and in other countries and jurisdictions, extensively regulate, among other things, the research, development, preclinical and clinical testing, manufacturing, quality control, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. The process for obtaining regulatory marketing approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements.

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

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all.

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

Concurrently with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA GTP regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval. If the agency decides not to approve the BLA in its present form, the FDA will issue a Complete Response Letter, which generally outlines the specific deficiencies in the BLA identified by the FDA and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Even with the submission of additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements.

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

Moreover, the FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Biosimilars are approved pursuant to an abbreviated pathway whereby applicants need not submit the full slate of preclinical and clinical data, and approval is based in part on the FDA’s findings of safety, purity, and potency for the original biologic (i.e., the reference product). Reference products are eligible to receive 12 years of exclusivity from the time of first licensure of the product, which prevents the FDA from approving any biosimilars to the reference product through the abbreviated pathway, but does not prevent approval of BLAs that are accompanied by a full data package and that do not rely on the reference product. A biosimilar may be approved if the product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and there are no clinically meaningful differences with the reference product in terms of the safety, purity, and potency.

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

Health Care Laws Governing Interactions with Healthcare Providers

Healthcare providers, physicians and third-party payors in the United States play a primary role in the recommendation and prescription of drug products. Arrangements with healthcare providers, physicians, third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and. The applicable federal, state and foreign healthcare laws and regulations laws that may affect a pharmaceutical manufacture’s ability to operate include, but are not limited to:

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act which permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal civil and criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates;

•

Requirements to report annually to CMS certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, it may be subject to the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, as well as additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. In addition, the approval and commercialization of drug products outside the United States may also subject a pharmaceutical manufacturer to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In March 2010, the ACA was enacted, which includes measures that have significantly changed healthcare financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•

created an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•	increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	created a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians;

•	expanded healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•

created new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to annually report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	created a licensure framework for follow on biologic products.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly enacted legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Competition

The development and commercialization for new products to treat cancer, including the indications we are pursuing, is highly competitive and considerable competition exists from major pharmaceutical, biotechnology and specialty cancer companies. Many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies, and private organizations that are conducting research in the field of cancer.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T-cells, is characterized by significant competition and rapid innovation. Our genetically engineering T-cell programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Two such companies, Novartis International AG (Kymriah®) and Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta®), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Juno Therapeutics Inc./Celgene Corporation, bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Mustang Bio, Inc. and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.

Our TCR program faces competition from companies targeting shared antigens, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, Kite Pharma Inc./Gilead Sciences, Inc., Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio Inc., TC BioPharm Ltd., TCR2 Therapeutics Inc. and Zelluna Immunotherapy AS. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG, Neon Therapeutics Inc. and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from non-cell-based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.

We are initially developing our Controlled IL-12 platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech, Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with rGBM multiforme as an adjunct to surgery.

Several companies have product candidates in Phase 3 development for the treatment of glioblastoma. Tocagen Inc. is conducting a Phase 2/3 randomized, open-label study of Toca 511, a retroviral replicating vector, combined with Toca FC in subjects undergoing planned resection for rGBM. Vascular Biogenics Ltd. is developing VB-111, an anti-angiogenic non-replicating adenovirus, combined with bevacizumab, in patients with rGBM. DelMar Pharmaceuticals, Inc. is developing VAL-083, a systemic alkylating agent, in patients with rGBM who have failed standard temozolomide/radiation therapy and bevacizumab.

Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s Depatus-M (ABT-414) and DNA-2401, a conditionally replicative adenovirus being evaluated in combination with pembrolizumab (KEYTRUDA®) for rGBM by DNATrix Inc. and Merck & Co., Inc. Duke University is enrolling a randomized Phase 2 study of oncolytic polio/rhinovirus recombinant (PVSRIPO) alone or in combination with lomustine in recurrent WHO Grade IV malignant glioma patients. Also, MedImmune, LLC/AstraZeneca plc’s durvalumab was evaluated in a Phase 2 trial in patients with rGBM.

Employees

As of February 21, 2019, we had 48 full-time employees, 33 of whom were engaged in research and development activities and 15 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are subject to a collective bargaining agreement.

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

RISKS RELATED TO OUR BUSINESS

We will require substantial additional financial resources to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2018, we had a net loss of $53.1 million, and, as of December 31, 2018, we have incurred approximately $566.3 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of December 31, 2018, we have approximately $61.7 million of cash and cash equivalents. Given our current development plans, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2020, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. As of December 31,

2018, we have incurred approximately $566.3 million of accumulated deficit and had approximately $61.7 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2020. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.

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

Our plans to develop and commercialize non-viral and viral adoptive cellular therapies based on engineered cytokines and CAR T-cell as well as TCR therapies can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from Precigen, pursuant to the License Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T-cells, CARs and TCRs, possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•

obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified and/or unmodified T-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T-cells ex vivo and infusing the T-cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	addressing any competing technological and market developments;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products;

•	maintaining and defending the intellectual property rights relating to any products we develop;

•	and not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors, such as those developing T-cell therapies.

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

The immuno-oncology effector platform in which we have acquired rights pursuant to our License Agreement with Precigen represents early-stage technology in the field of human oncology biotherapeutics, with Ad-RTS-IL-12 plus veledimex having completed trials, in melanoma, breast cancer and rGBM. Similarly, our genetically modified and/or non-modified T-cell candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, not by us. We plan to assume control of the overall clinical and regulatory development of our T-cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new INDs, or in filing INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.

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

In addition, the results of the limited clinical trials conducted to date may not be replicated in future clinical trials. Our Ad-RTS-IL-12 plus veledimex and genetically modified and non-modified T-cell product candidates, as well as other product candidates, may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our Ad-RTS-IL-12 plus veledimex and genetically modified and non-modified T-cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

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

We face substantial competition from other biopharmaceutical companies, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T-cells in particular, is characterized by intense competition and rapid innovation. The business of genetically engineering T-cells faces significant competition in the CAR and TCR technology space from multiple companies and their collaborators.

Two such companies, Novartis International AG (Kymriah®) and Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta®), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T products include Juno Therapeutics Inc./Celgene Corporation, bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Mustang Bio, Inc. and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may also compete with our product candidates.

Our TCR program faces competition from companies targeting shared antigens, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, Kite Pharma Inc./Gilead Sciences, Inc., Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc. and Zelluna Immunotherapy AS and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG, Neon Therapeutics Inc. and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors.

We are initially developing our Controlled IL-12 platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery.

Several companies have product candidates in Phase 3 development for the treatment of glioblastoma, including Tocagen Inc., Vascular Biogenics Ltd., and DelMar Pharmaceuticals, Inc. Several companies and institutions have product candidates currently in Phase 2 clinical trials, including Abbvie Inc., Duke University and MedImmune LLC/AstraZeneca plc.

Even if we obtain regulatory approval of potential products, we may not be the first to market and that may affect the price or demand for our potential products. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

•

whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License; and

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submission or in the conduct of these trials. In June 2018, we announced that the FDA placed our Phase 1 trial on clinical hold to evaluate CD19-specific CAR-T therapies manufactured using our rapid personalized manufacturing technology and requested additional information in support of the IND submission for the trial. Our business may be materially harmed if we or our partners are unable to adequately address the FDA’s requests for this trial in a timely manner.

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

To date, none of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for, and commercialize potential product candidates is long, complex, and costly. Unless and until we receive approval from the FDA and/or other foreign regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Even if we obtain regulatory approval for one or more of our product candidates, if we are unable to successfully commercialize our products, we may not be able to generate sufficient revenues to achieve or maintain profitability, or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

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

We will incur additional expenses in connection with our License Agreement with Precigen.

We expect our overall research and development expenses will continue to increase as we move forward with our research and development efforts under the License Agreement with Precigen. Although all human clinical trials are expensive and difficult to design and implement, we believe that due to complexity, costs associated with clinical trials for immuno-oncology products are greater than the corresponding costs associated with clinical trials for small-molecule candidates. We now control many of the activities previously performed by Precigen on our behalf, including the manufacturing of our products in development. As a result, we expect to add increased headcount to support these efforts, among other expenses, which would add to our research and development expenses going forward.

Although our forecasts for expenses and the sufficiency of our capital resources take into account our plans to develop products under the License Agreement, the actual costs associated therewith may be significantly in excess of forecasted amounts. In addition to the amount and timing of expenses related to the clinical trials, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We may incur additional expenses in connection with our License Agreement with MD Anderson.

Pursuant to the MD Anderson License with MD Anderson, we, together with Precigen, obtained an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. Pursuant to the MD Anderson License, we, together with Precigen, entered into a research and development agreement with MD Anderson pursuant to which we agreed to provide funding for certain research and development activities of MD Anderson for a period of three years from the date of the MD Anderson License, in an amount between $15.0 and $20.0 million per year. We made the final payment in January 2018.

Although our forecasts for expenses and the sufficiency of our capital resources takes into account the funds available at MD Anderson, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust the funds available at MD Anderson more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We may not be able to retain the rights licensed to us and Precigen by MD Anderson to technologies relating to CAR, T-cell therapies and other related technologies.

Under the MD Anderson License, we, together with Precigen, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. When combined with Precigen’s technology suite and Ziopharm’s clinically tested RTS® interleukin 12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR+ T cells and TCR therapies by controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, we and Precigen shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

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

We may not be successful in establishing development and commercialization collaborations, which failure could adversely affect, and potentially prohibit, our ability to develop our product candidates.

Developing biopharmaceutical products and complementary technologies, conducting clinical trials, obtaining marketing approval, establishing manufacturing capabilities and marketing approved products is expensive and, therefore, we anticipate exploring collaborations with third parties that have alternative technologies, more resources and more experience than we do. In situations where we enter into a development and commercial collaboration arrangement for a product candidate or complementary technology, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such product candidate or technology. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on reasonable and acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell future approved products, if any, in some or all of the territories outside of the United States where it may otherwise be valuable to do so.

Because we currently do not have internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and academic and other researchers to sell or license us their product candidates and technology.

Proposing, negotiating, and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical, biopharmaceutical, and biotechnology companies, many of which have significantly more experience than we do and have significantly more financial resources. Our competitors may have stronger relationships with certain third parties including academic research institutions, with whom we are interested in collaborating and may have, therefore, a competitive advantage in entering into partnering arrangements with those third parties. We may not be able to acquire rights to additional product candidates or complementary technology on terms that we find acceptable, or at all.

We expect that any product candidate to which we acquire rights will require significant additional development and other efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are subject to the risks of failure inherent in biopharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe or effective for approval by regulatory authorities. Even if our product candidates are approved, they may not be economically manufactured or produced, or be successfully commercialized.

We actively evaluate complementary technologies to acquire or license. Such complementary technologies could significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing product candidates. We must manage our development efforts and clinical trials effectively, and hire, train and integrate additional management, administrative, and research and development personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing.

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer; Dr. David Mauney, our President; and our principal scientific, regulatory, and medical advisors. Each of Drs. Cooper and Mauney may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of each of Drs. Cooper or Mauney, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in preclinical and clinical research and testing, government regulation, formulation and manufacturing, and eventually, sales and marketing. In particular, we expect to significantly expand our internal cell therapy capabilities in our Houston, Texas facilities by hiring additional research and development personnel. We compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

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

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a Biologics License Application, or BLA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity, and novelty of the product candidate, and will require substantial resources for research, development, and testing. We cannot predict whether our research, development, and clinical approaches will result in products that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

In foreign jurisdictions, we similarly must receive approval from applicable regulatory authorities before we can commercialize any of our product candidates. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit a BLA to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.

Our product candidates are in various stages of development and require extensive clinical testing. Notwithstanding our current clinical trial plans for each of our existing product candidates, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. As they enter later stages of development, our product candidates generally will become subject to more stringent regulatory requirements, including the FDA’s requirements for chemistry, manufacturing and controls for product candidates entering Phase 3 clinical trials. There is no guarantee the FDA will allow us to commence Phase 3 clinical trials for product candidates studied in early clinical trials. If the FDA does not allow our product candidates to enter later stage clinical trials, or requires changes to the formulation or manufacture of our product candidates before commencing Phase 3 clinical trials, our ability to further develop, or seek approval for, such product candidates may be materially impacted. As such, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval of our product candidates or whether such a BLA will be accepted. Because we do not anticipate generating revenues unless and until we submit one or more BLAs and thereafter obtain requisite FDA approvals, the timing of our BLA submissions and FDA determinations regarding approval thereof, will directly affect if and when we are able to generate revenues.

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

Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, few gene therapy and cell therapy products have been approved in the United States and Europe.

We are currently focused on developing products in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer. Due to the novelty of this medical technology, there can be no assurance that any development problems we experience in the future related to our immuno-oncology platforms will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical trials or commercializing our immuno-oncology product candidates on a timely or profitable basis, if at all.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Tissue and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Also, before a clinical trial can begin at an institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

We materially rely upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed.

Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We have limited experience in biopharmaceutical manufacturing. We currently lack the internal resources and expertise to formulate or manufacture our own product candidates and, therefore, contract the manufacture of our product candidates with third parties. We intend to contract with one or more manufacturers to manufacture, supply, store, and distribute supplies for our clinical trials. If a product candidate we develop or acquire in the future receives FDA approval, we may rely on one or more third-party contractors to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•

Biopharmaceutical manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state and foreign agencies to ensure strict compliance with current good manufacturing practices, or cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

•

Our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Noncompliance with requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with U.S. and foreign regulatory requirements regarding the development of products for pediatric populations and the protection of personal health information can also lead to significant penalties and sanctions.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If a product candidate receives FDA approval, it will compete with a number of existing and future products and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

Even if the FDA and/or foreign equivalents thereof approve our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	Perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;

•	Pharmacological benefit and cost-effectiveness of our products relative to competing products;

•	Availability of coverage and adequate reimbursement for our products from government or other third-party payors;

•	Effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	The price at which we sell our products.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of a product to find market acceptance would harm our business and could require us to seek additional financing in order to fund the development of future product candidates.

Our ability to generate product revenues will be diminished if our products do not obtain coverage and adequate reimbursement from payors.

Our ability to commercialize our product candidates, if approved, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement will be available from third-party payors, including government and health administration authorities, private health maintenance organizations and health insurers and other payors.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Sufficient coverage and adequate reimbursement from third-party payors are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. It is difficult to predict the coverage and reimbursement decisions that will be made by third-party payors for novel gene and cell therapy products such as ours. Even if we obtain coverage for our product candidates, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

In addition, the market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement, which might not include all of the FDA-approved drugs for a particular indication. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first- or second-line therapy.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the Patient

Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which included measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of importance to the pharmaceutical industry are the following:

•

Created an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

Increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•

Created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	Extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

Created new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extensions;

•

Expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	Expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	Created a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians;

•	Expanded healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	Created a licensure framework for follow-on biologic products;

•

Created new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to annually report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	Created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•

Established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these, and other proposed, measures may require additional authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its products available to eligible patients as a result of the Right to Try Act.

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act which permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal civil and criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates;

•

Requirements to report annually to CMS certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including our consulting agreements with physicians, some of whom receive stock or stock options as compensation for their services, could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has further strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

To the extent that any of our product candidates is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations.

Efforts to ensure that our business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in United States federal or state health care programs, such as Medicare and Medicaid, disgorgement, imprisonment, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations any of which could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Our immuno-oncology product candidates may face competition in the future from biosimilars.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to the Precigen technology, including Ad-RTS-IL-12 plus veledimex, and with respect to CAR+ T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our License Agreement with Precigen, Precigen has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear any related costs incurred by it in regard to those actions. Precigen is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us and incorporate our comments prior to submitting any related filings and correspondence. Although under the agreement Precigen has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Precigen may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on Precigen or MD Anderson, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Precigen and MD Anderson will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the rejection of claims in our patent applications. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, our own earlier filed patents and applications or those of Precigen or MD Anderson may limit the scope of later patents we obtain or may result in the rejection of claims in our later filed patent applications. If third parties filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of immuno-oncology. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from Precigen and MD Anderson is early-stage technology and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

If a claim for patent infringement is asserted, there can be no assurance that the resolution of the claim would permit us to continue marketing the relevant product on commercially reasonable terms, if at all. We may not have sufficient resources to bring these actions to a successful conclusion. If we do not successfully defend any infringement actions to which we become a party or are unable to have infringed patents declared invalid or unenforceable, we may have to pay substantial monetary damages, which can be tripled if the infringement is deemed willful or be required to discontinue or significantly delay commercialization and development of the affected products.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

•

The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, as well as announcements of the status of development of our products, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements and other announcements relating to product development, litigation and intellectual property impacting us or our business;

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

In addition, the stock market from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. The stock markets, and in particular the Nasdaq Capital Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

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

As of December 31, 2018, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 26.2% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The Tax Cuts and Jobs Act, signed into law in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law legislation, known as the Tax Cuts and Jobs Act of 2017, or Tax Act, that significantly revises the Code. The federal income tax law is referred to as the Tax Act, and contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We also lease office space at MD Anderson in Houston, Texas pursuant to a lease agreement that expires in April 2021. Under the terms of the Houston lease agreement, we lease approximately two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $1 thousand. The monthly rent expense is deducted from our prepayment at MD Anderson. See Note 8 to the accompanying financial statements.

We are currently evaluating alternatives to expand our research and manufacturing capacities for our CAR-T and TCR programs. To support this expansion, we expect to lease additional facilities suitable for these efforts and we anticipate these facilities will be located in Houston, Texas.

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

There are no matters, as of December 31, 2018, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Record Holders

As of February 21, 2019, we had approximately 286 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder. As of February 21, 2019, we had approximately 28,718 beneficial holders of our common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 11, 2018, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we agreed to issue and sell to the investors an aggregate of 18,939,394 immediately separable units at a price per unit of $2.64, for gross proceeds of approximately $50 million.    Each unit was comprised of (i) one share of our common stock, par value $0.001 per share and (ii) a warrant to purchase one share of our common stock. The warrants have a five-year term expiring on November 13, 2023 and have a per share exercise price of $3.01. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including stock splits, stock dividends, reclassifications and the like. The number of shares of our common stock that may be acquired upon any exercise of the warrants is generally limited to the extent necessary to ensure that, following such exercise, such person exercising the warrant would not, together with its affiliates and any other persons or entities whose beneficial ownership of our common stock would be aggregated with such person for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, beneficially own in excess of 9.99% of the total number of shares of our common stock then issued and outstanding and/or the then combined voting power of all of our voting securities, which we refer to as the Exercise Limitation. The Exercise Limitation (i) may be increased, decreased or terminated, in each stockholder’s sole discretion, upon at least 61 days’ prior notice to us and (ii) terminates automatically on the date that is 15 days prior to the expiration of the warrants.

The securities issued by us pursuant to the securities purchase agreement and to be issued upon exercise of the warrants were not registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. When issuing the units, we relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws and filed a Form D with the SEC on November 19, 2018. On February 7, 2019, we filed a registration statement on Form S-3 registering the resale of shares issued pursuant to the securities purchase agreement and the resale of shares that may be issued upon exercise of the warrants.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, we purchased an aggregate of 202,783 shares of restricted stock from certain employees and members of our board of directors to cover the applicable withholding taxes due from them for the shares of restricted stock at the time that the applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 to 31, 2018	—	$—
November 1 to 30, 2018	—	—
December 1 to 31, 2018	202,783	1.70

Total	202,783

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

	Year Ended December 31,
	(in thousands, except share data and per share amounts)
	2018	2017	2016	2015	2014
Statements of Operations Data:
Collaboration revenue	$146	$6,389	$6,861	$4,332	$1,373
Total operating expenses	54,052	59,882	172,168	124,432	44,872

Loss from operations	(53,906)	(53,493)	(165,307)	(120,100)	(43,499)
Other income (expense), net	631	465	134	12	(5)
Change in fair value of warrants	—	—	—	—	11,723
Change in fair value of derivative liabilities	158	(1,295)	(124)	—	—

Net loss	(53,117)	(54,323)	(165,297)	(120,088)	(31,781)
Preferred stock dividends	(16,998)	(18,938)	(7,123)	—	—
Settlement of a related party relationship	207,361	—	—	—	—

Net income (loss) applicable to common stockholders	137,246	(73,261)	(172,420)	(120,088)	(31,781)

Net income (loss) per share - basic	$0.96	$(0.53)	$(1.32)	$(0.96)	$(0.31)

Net income (loss) per share - diluted	$0.96	$(0.53)	$(1.32)	$(0.96)	$(0.31)

Weighted average number of common shares outstanding: basic	143,508,674	136,938,264	130,391,463	125,416,084	101,130,710
Weighted average number of common shares outstanding: diluted	143,710,160	136,938,264	130,391,463	125,416,084	101,130,710

	Year Ended December 31,
	(in thousands)
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$61,729	$70,946	$81,053	$140,717	$42,803
Total assets	95,051	105,606	106,348	153,724	45,237
Derivative liabilities	—	2,424	862	—	—
Total liabilities	9,487	58,420	58,325	66,353	11,396
Series 1 Preferred Stock	—	143,992	125,321	—	—
Stockholders’ equity (deficit)	85,564	(96,806)	(77,298)	87,371	33,841

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

Business Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies designed to utilize the patient’s immune system by employing novel, controlled gene expression and innovative cell engineering technologies to deliver safe, effective, and scalable cell- and viral-based therapies for the treatment of multiple cancer types. Our first platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using a non-viral transposon/transposase system to stably reprogram T cells outside of the body for subsequent infusion. Our second platform is termed Controlled IL-12, which is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to attack cancer cells. We believe these two platforms will provide unique and powerful solutions to address the issues associated with (1) treating solid tumors with heterogeneous and unknown antigens, and (2) providing cost-effective scalable manufacturing solutions for T-cell receptor T-cell, or TCR+ T, and chimeric antigen receptor, or CAR T-cell, or CAR+ T therapies for solid tumors and hematologic malignancies. We expect programs from our two platform technologies to be in the clinic in 2019.

Immuno-oncology, which typically utilizes a patient’s own immune system to treat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Cancer cells often contain new mutated proteins and may overexpress other proteins usually found in the body. The immune system typically recognizes unusual or aberrant cell protein expression and eliminates these cells in an efficient process known as immune surveillance. Central to immune surveillance are types of white blood cells known as T cells. In healthy individuals, T cells can identify and kill infected or abnormal cells, including cancer cells. Malignant cells develop the ability to evade immune surveillance, which is a key factor in their growth, spread, and persistence.

Our approach to immuno-oncology entails the application of engineering principles to biological systems for designing and constructing new biological systems or redesigning and modifying existing biological systems. This approach aims to engineer gene-based programs to modify cellular function to achieve a desired biological outcome, such as the survival of infused T cells, production of IL-12, or the safe elimination of cancerous cells.

Using our Sleeping Beauty platform, we are developing our TCR+ T therapies, initially to target solid tumors. Our T cell receptor, or TCR, program designs and manufactures T cells that target antigens unique to each patient, thereby delivering truly personalized therapy that can attack an individual patient’s cancer. Our Sleeping Beauty system uses DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis (addressing inter-tumor heterogeneity) and to express more than one TCR for each patient (addressing intra-tumor heterogeneity). We believe the scalability of our approach provides a competitive advantage to alternative viral-based approaches to T-cell manufacturing. Under our Cooperative Research and Development Agreement, or CRADA, the National Cancer Institute, or the NCI, intends to initiate a Phase 1 clinical trial in patients with a variety of solid tumors using the Sleeping Beauty platform to genetically modify T-cells to target patient-specific neoantigens in mid-2019. The clinical trial will be under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI.

We are also developing CAR+ T therapies using our Sleeping Beauty platform. Our CAR+ T program seeks to solve the complex and costly manufacturing limitations of existing CAR+ T therapies that we believe will continue limiting their commercial potential. We believe using DNA plasmids in the Sleeping Beauty system to express CAR and our proprietary membrane-bound interleukin 15, or mbIL15, in resting T cells obtained from peripheral blood will enable infused T cells to propagate within the patient to target leukemia and lymphoma, thus avoiding the need to numerically expand T cells for weeks in bioreactors before patient administration. We expect the lower cost of DNA plasmids compared with the virus used by other CAR+ T programs, together with the avoidance of lengthy ex vivo manufacturing, will reduce the cost and complexity of manufacturing CAR+ T cells. These technologies should enable T cells to be infused within two days of gene transfer in a process we refer to as rapid personalized manufacture, or RPM. We are advancing our CAR+ T therapies in the United States in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, to target CD19 on malignant B cells. In 2019, we expect to initiate a Phase 1 clinical trial in the United States of our third-generation Sleeping Beauty modified CAR+ T cells, co-expressing CAR and mbIL15, manufactured and reinfused into the patient in less than two days from gene transfer. In addition, in a joint venture with TriArm Therapeutics, Ltd., or TriArm, we are forming Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of Sleeping Beauty-generated CD19-specific CAR-T therapies in the People’s Republic of China, Taiwan and Korea. Eden BioCell is owned equally by us and TriArm and the parties will share decision-making authority, and TriArm has committed up to $35.0 million to this joint venture and will manage all clinical development to execute trials in the territory. We expect our joint venture with TriArm to close in the first half of 2019 and we may evaluate additional programs to pursue in this joint venture.

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus (Ad-RTS-hIL-12) plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown, including brain cancer. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose, which we believe is critical for this potent cytokine. In a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM, a subset of patients (n=6) who received low-dose steroids along with 20 mg of veledimex plus Ad-RTS-hIL-12, achieved 17.8 months median OS compared with five to eight months OS established in historical controls. Thirty-six additional patients with rGBM have been recruited into a sub study designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. In June 2018, we began enrolling patients with rGBM to receive Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab) in a Phase 1 dose-escalation trial. In November 2018, we announced a clinical supply agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of patients with rGBM. We expect to initiate a Phase 2 clinical trial in the first half of 2019 in approximately 30 patients with rGBM to measure preliminary safety and efficacy of Ad-RTS-hIL-12 plus veledimex in combination with Libtayo.

As of December 31, 2018, we have approximately $61.7 million of cash and cash equivalents. Given our current development plans, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2020, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2018, we had a net loss of $53.1 million, and, as of December 31, 2018, we have incurred approximately $566.3 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

For the year ended December 31, 2018, our clinical stage projects included a Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; a Phase 1b/2 trial with Ad-RTS-IL-12 plus veledimex in metastatic breast cancer; an investigator-led Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; an investigator-led Phase 1 clinical trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia; and a Phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma were $2.6 million for the year ended December 31, 2018, and $6.8 million from the project’s inception in June 2015 through December 31, 2018. The expenses incurred by us to third parties for our Phase 1b/2 clinical trial with Ad-RTS-IL-12 plus veledimex in metastatic breast cancer for the year ended December 31, 2018 were $0.2 million, and expenses from the project’s inception in April 2015 through December 31, 2018 were $1.0 million. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $1.9 million for the year ended December 31, 2018 and $4.7 million from the project’s inception in December 2015 through December 31, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia for the year ended December 31, 2018 were $2.3 million and $3.7 million from the project’s inception in September 2017 through December 31, 2018. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.9 million for the year ended December 31, 2018 and the $1.5 million from the project’s inception in October 2017 through December 31, 2018.

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

The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others, the following:

•	The number of clinical sites included in the trials;

•	The length of time required to enroll suitable patients;

•	The number of patients that ultimately participate in the trials;

•	The duration of patient follow-up to ensure the absence of long-term product-related adverse events; and

•	The efficacy and safety profile of the product.

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

Other Income (Expense)

Other income (expense) consists primarily of changes in the fair value of our Series 1 preferred stock. All of the Series 1 preferred stock was forfeited on October 5, 2018 in conjunction with entering the License Agreement with Precigen.

Results of Operations for the Fiscal Year ended December 31, 2018 versus December 31, 2017

Collaboration Revenues

Revenues for the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
Collaboration revenue	$146	$6,389	$(6,243)	-98%

Revenue for the year ended December 31, 2018 decreased by $6.2 million in comparison to revenue for the year ended December 31, 2017 due to the adoption of ASC 606 (Note 3). During the year ended December 31, 2018, we recognized $146 thousand of revenue related to the Ares Trading Agreement under ASC 606. During the year ended December 31, 2017, we recognized $6.4 million through our Ares Trading Agreement under ASC 605. (Note 3).

Research and Development Expenses

Research and development expenses during the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
Research and development	$34,134	$45,084	$(10,950)	-24%

Research and development expenses for the year ended December 31, 2018 decreased by $11.0 million when compared to the year ended December 31, 2017. The decrease in expense during the year ended December 31, 2018 was due to a decrease of $10.4 million in preclinical activities, a decrease of $1.7 million related to graft versus host disease, or GvHD, expenses, and a reduction of $0.6 million in other clinical expenses. The decrease in preclinical, GvHD, and other clinical expenses was offset by increases in Gorilla IL-12 expenses due to Precigen under the License Agreement of $1.0 million (Note 7) and of $0.7 million related to salary and employee related expense during the year ended December 31, 2018. We previously determined that the pursuit of GvHD as an indication was not a material part of its corporate strategy and decided to stop pursuing the development of engineered cell therapy strategies, used either separately or in combination, for targeted treatment of GvHD (Note 8).

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
General and administrative	$19,918	$14,798	$5,120	35%

General and administrative expenses for the year ended December 31, 2018 increased by $5.1 million as compared to the prior year. The change was primarily due to increased contracted outside services and advisory fees related to our License Agreement with Precigen (Note 7) of $4.1 million and an increase of $1.3 million related to salary and employee related expense during the year ended December 31, 2018. The increased costs in 2018 were offset by a reduction of milestone payments of $0.3 million due to Baxter Healthcare S.A., or Baxter, as our license agreement with Baxter expired in November 2017 (Note 8).

Other Income (Expense)

Other income (expense) during the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
Other income (expense), net	$631	$465	$166	36%
Change in fair value of derivative liabilities	158	(1,295)	1,453	-112%

Total	$789	$(830)	$1,619

During the year ended December 31, 2018 we recorded a gain on the change in fair value of the derivative liabilities of $158 thousand, compared to a loss of $1.3 million during the year ended December 31, 2017 (Note 12). These changes are derived from the number of previously outstanding shares of Series 1 preferred stock and their respective valuations. Additionally, we recorded $631 thousand in other income for the year ended December 31, 2018, compared to $465 thousand earned in the prior year, due to increases in our cash equivalent accounts (Note 3).

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

Research and development expenses for the year ended December 31, 2017 decreased by $112.7 million when compared to the year ended December 31, 2016. During the year ended December 31, 2016, we incurred a noncash charge of $119.0 million related to Series 1 preferred stock and related dividends issued to Intrexon. Excluding the noncash charge of $119.0 in 2016, research and development expenses would have been higher by $6.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in expenses during the year ended December 31, 2017 was due to an increase of $2.8 million for salary and employee related expense due to increased headcount, $1.6 million in cell therapy expenses to support our ongoing trials at MD Anderson, $1.2 million to support our ongoing gene therapy programs, and $0.7 million in other operating expense.

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

Other Income (Expense)

Other income (expense) during the years ended December 31, 2017 and 2016 were as follows:

	Year ended December 31,
	2017	2016	Change
($ in thousands)
Other income (expense), net	$465	$134	$331	247%
Change in fair value of derivative liabilities	(1,295)	(124)	(1,171)	-944%

Total	$(830)	$10	$(840)

During the year ended December 31, 2017 and 2016, we recorded a loss on the change in fair value of the derivative liabilities of $1.3 million and $124 thousand, respectively (Note 10). These changes are derived from the number of outstanding shares of Series 1 preferred stock and their respective valuations. Additionally, we recorded $465 thousand in other income for the year ended December 31, 2017, compared to $134 thousand earned in the prior year, due to increases in our cash equivalent accounts (Note 3).

Liquidity and Capital Resources

As of December 31, 2018, we have approximately $61.7 million of cash and cash equivalents. Given our development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2020. We currently have no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts.

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

Recent Financing Transactions

November 2018 Private Placement

On November 11, 2018, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we agreed to issue and sell to the investors an aggregate of 18,939,394 immediately separable units at a price per unit of $2.64, for net proceeds of approximately $47.1 million. Each unit was comprised of (i) one share of our common stock, par value $0.001 per share and (ii) a warrant to purchase one share of common stock. The securities issued by us pursuant to the securities purchase agreement and to be issued upon exercise of the warrants were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. When issuing the units, we relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws and filed a Form D with the SEC on November 19, 2018. On February 7, 2019, we filed a registration statement on Form S-3 registering the resale of shares issued pursuant to the securities purchase agreement and the resale of shares that may be issued upon exercise of the warrants.

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

Cash Increases and (Decreases)

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
($ in thousands)
Net cash provided by (used in):
Operating activities	$(49,457)	$(54,669)	$(58,325)
Investing activities	(459)	(737)	(551)
Financing activities	40,311	45,299	(788)

Net decrease in cash and cash equivalents	$(9,605)	$(10,107)	$(59,664)

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

Net cash used in operating activities for the year ended December 31, 2018 was $49.5 million, as compared to net cash used in operating activities of $54.7 million and $58.3 million for the years ended December 31, 2017 and 2016, respectively. The net cash used in operating activities for the year ended December 31, 2018 was primarily a result of our net loss of $53.1 million, offset by an increase in prepaid expenses and receivables of $3.1 million, a decrease in other noncurrent assets of $3.9 million, and a decrease in accounts payable and accrued expenses of $4.8 million. The net cash used in operating activities for the year ended December 31, 2017 was primarily a result of our net loss of $54.3 million, a decrease in prepaid expenses of $4.0 million, an increase in other noncurrent assets of $13.0 million and an increase in accounts payable and accrued expenses of $5.1 million. The net cash used in operating activities for the twelve months ended December 31, 2016 was primarily a result of our net loss of $165.3 million, an increase of $12.5 million in charges related to prepayments for cell therapy programs under our license agreements, a decrease in deferred revenue of $6.9 million, a decrease in accounts payable and accrued expenses of $1.6 million and an increase in stock compensation of $0.4 million.

Net cash used in investing activities was $459 thousand for the year ended December 31, 2018 compared to $737 thousand and $551 thousand for the years ended December 31, 2017 and December 31, 2016, respectively. The change was due primarily to increases in equipment purchases under our agreement with MD Anderson to support our ongoing clinical trials in Houston, Texas during the years ended December 31, 2017 and 2016.

Net cash provided by financing activities was $40.3 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $45.3 million and $788 thousand cash used in financing activities for the years ended December 31, 2017 and 2016, respectively. The $40.3 million provided by financing activities during the year ended December 31, 2018 is a result of net proceeds of $47.1 million from our November 2018 financing (Note 2) which were offset by cash paid of $5.4 million from our License Agreement (Note 8) and

$1.6 million paid for the repurchase of common stock. The $45.3 million provided by financing activities during the year ended December 31, 2017 is a result of net proceeds of $47.3 million from our May 2017 offering (Note 2) which was offset by $2.1 million in cash used in the issuance of restricted common stock.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2018, our accumulated deficit was approximately $566.3 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of December 31, 2018 was $74.8 million, consisting of $84.3 million in current assets and $9.5 million in current liabilities. Working capital as of December 31, 2017 was $69.9 million, consisting of $90.8 million in current assets and $20.9 million in current liabilities.

Contractual Obligations

The following table summarizes our outstanding obligations as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$1,947	$723	$1,224	$—	$—
CRADAs	$2,500	2,500	—	—	—
Royalty and license fees	$2,000	100	200	200	1,500

Total	$6,447	$3,323	$1,424	$200	$1,500

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. On January 30, 2018, we entered into a lease agreement for office space in Houston, TX at MD Anderson through April 15, 2021.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. Our obligation for the CRADA is reflected above with $2.5 million in the column “Less than 1 Year”.

On October 5, 2018, we entered into the License Agreement with Precigen. Under the License Agreement, we are obligated to pay Precigen annual licensing fees of $100 thousand expected to be paid through the term of the agreement.

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

We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•	Clinical trial expenses;

•	Collaboration agreements;

•	Fair value measurements of stock-based compensation and Series 1 Preferred Stock (including related dividends): and

•	Income taxes.

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

Revenue Recognition from Collaboration Agreements

The Company primarily generates revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, the Company recognized revenue in accordance with ASC 606 which replaced ASC 605, Multiple Element Arrangements, as used in historical years. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

The Company recognizes collaboration revenue under certain of the Company’s license or collaboration agreements that are within the scope of ASC 606. The Company’s contracts with customers typically include promises related to licenses to intellectual property, research and development services and options to purchase additional goods and/or services. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Contracts that include an option to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

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

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contact to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

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

We make certain assumptions to value and expense our share-based compensation awards, as well as our Series 1 preferred stock (including related dividends), which as of October 2018 is no longer outstanding. In connection with valuing stock options we use the Black-Scholes, which require us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the forfeiture rate related to share based awards. In connection with our restricted stock programs, we make assumptions principally related to the forfeiture rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Mark Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-40 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness, as of December 31, 2018, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2018. That report is included in this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the sections titled Proposals—Election of Directors, Current Directors, Director Nominees and Executive Officers, Information Regarding the Board of Directors and Corporate Governance and Stock Ownership.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section entitled Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, and our 2012 Stock Option Plan, or the 2012 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2018 with respect to the 2003 and 2012 Plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	674,167	$4.31	—
2012 Stock Option Plan	4,602,918	4.23	3,895,923

Total:	5,277,085	$4.24	3,895,923

Equity compensation plans not approved by stockholders:
Inducement Award	500,000	6.19	—

Total:	500,000	$6.19	—

Additional information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled Stock Ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance.

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled Independent Registered Public Accounting Firm Fees and Other Matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements:

The Financial Statements required to be filed by Item 8 of this Annual Report, and filed in this Item 15, are as follows:

(2) Financial Statement Schedules:

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the financial statements and notes thereto.

(3) Exhibits:

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

3.5	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.2	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

Exhibit No.	Description of Document

4.3	Schedule identifying Material Terms of Options for the Purchase of Shares of Common Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018).

10.1	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K SEC File No. 001-33038 filed March 1, 2011).

10.2	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3	Form of Director Non-Qualified Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.4	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed December 18, 2007).

10.6	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.7	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.8	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.9+	Patent and Technology License Agreement dated August 24, 2004, among ZIOPHARM, Inc. (predecessor to the Registrant), the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and the Texas A&M University System (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

10.10	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 31, 2013).

10.11	License Agreement by and among the Registrant, Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 28, 2015).

10.12+	License and Collaboration Agreement by and among the Registrant, Intrexon Corporation and ARES TRADING S.A. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015).

10. 13	Employment Agreement by and between the Registrant and Laurence James Neil Cooper, M.D., Ph.D. dated as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed May 7, 2015).

Exhibit No.	Description of Document

10.14	Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 21, 2015).

10.15	Offer Letter by and between the Registrant and David Mauney, M.D., dated as of September 26, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 28, 2017).

10.16	Severance Agreement by and between the Registrant and David Mauney, M.D., dated as of September 28, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 28, 2017).

10.17+	Exclusive License Agreement by and between the Registrant, Precigen, Inc. and Intrexon Corporation, dated October 5, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 9, 2018).

10.18	Form of Securities Purchase Agreement, dated November 11, 2018, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018).

10.19	Form of Registration Rights Agreement, dated November 11, 2018, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018).

10.20	Placement Agency Agreement, dated November 11, 2018, by and among Ziopharm Oncology, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018).

10.21*	Amendment #1 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 30, 2016.

10.22*	Amendment #2 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of January 17, 2017.

10.23*	Amendment #3 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of November 14, 2017.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

Exhibit No.	Description of Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ZIOPHARM ONCOLOGY, INC.

Date: March 5, 2019	By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2019	By:	/s/ Kevin G. Lafond
Kevin G. Lafond
Senior Vice President Finance, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Laurence J.N. Cooper Laurence J.N. Cooper, M.D., Ph.D.	Chief Executive Officer (Principal Executive Officer), and Director	March 5, 2019

/s/ Kevin G. Lafond Kevin G. Lafond	Senior Vice President Finance, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2019
/s/ Scott Braunstein Scott Braunstein	Director	March 5, 2019

/s/ James Cannon James Cannon	Director	March 5, 2019

/s/ Elan Ezickson Elan Ezickson.	Director	March 5, 2019

/s/ Douglas Pagán Douglas Pagán	Director	March 5, 2019

/s/ Scott Tariff Scott Tariff	Director	March 5, 2019

ZIOPHARM Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ZIOPHARM Oncology, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for collaboration revenue in 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers, as of January 1, 2018.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

March 5, 2019

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$61,729	$70,946
Receivables	1,864	19
Prepaid expenses and other current assets	20,692	19,818

Total current assets	84,285	90,783

Property and equipment, net	1,097	1,211
Deposits	128	128
Other non-current assets	9,541	13,484

Total assets	$95,051	$105,606

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$707	$4,417
Accrued expenses	8,763	9,909
Deferred revenue - current portion	—	6,389
Deferred rent - current portion	13	141

Total current liabilities	9,483	20,856
Deferred revenue, net of current portion	—	35,139
Deferred rent, net of current portion	4	1
Derivative liabilities	—	2,424

Total liabilities	9,487	58,420

Commitments and contingencies (Note 8)

Preferred stock, $0.001 par value, 30,000,000 shares authorized

Series 1 preferred stock, $1,200 stated value; 250,000 designated; 0 and 119,644 shares issued and outstanding at December 31, 2018 and 2017 respectively; liquidation value of $0 million and $143.6 at December 31, 2018 and 2017, respectively	—	143,992
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 161,066,136 and 142,658,037 shares issued and outstanding at December 31, 2018 and 2017, respectively	161	143
Additional paid-in capital	651,732	615,493
Accumulated deficit	(566,329)	(712,442)

Total stockholders’ equity (deficit)	85,564	(96,806)

Total liabilities and stockholders’ equity (deficit)	$95,051	$105,606

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$146	$6,389	$6,861

Operating expenses:
Research and development	34,134	45,084	157,791
General and administrative	19,918	14,798	14,377

Total operating expenses	54,052	59,882	172,168

Loss from operations	(53,906)	(53,493)	(165,307)
Other income (expense), net	631	465	134
Change in fair value of derivative liabilities	158	(1,295)	(124)

Net loss	$(53,117)	$(54,323)	$(165,297)
Preferred stock dividends	$(16,998)	$(18,938)	$(7,123)
Settlement of a related party relationship	$207,361	$—	$—

Net income (loss) applicable to common stockholders	$137,246	$(73,261)	$(172,420)

Net income (loss) per share - basic	$0.96	$(0.53)	$(1.32)

Net income (loss) per share - diluted	$0.96	$(0.53)	$(1.32)

Weighted average common shares outstanding used to compute basic net income (loss) per share	143,508,674	136,938,264	130,391,463

Weighted average common shares outstanding used to compute diluted net income (loss) per share	143,710,160	136,938,264	130,391,463

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	—	131,718,579	132	579,939	(492,700)	87,371
Exercise of employee stock options	—	—	189,696	2	712	—	714
Stock-based compensation	—	—	—	—	8,452	—	8,452
Issuance of restricted common stock			711,770	712	(712)	—	—
Issuance of common stock in a license agreement			—	—	87	—	87
Repurchase of common stock	—	—	(243,207)	(2)	(1,498)	—	(1,500)
Stock buy-back	—	—	(168)	—	(2)	—	(2)
Issuance of Series 1 Preferred Stock in a license agreement with Intrexon, net of issuance costs of $109	100,000	118,242	—	—	—	—	—
Preferred stock dividends	6,184	7,079	—	—	(7,123)	—	(7,123)
Net loss	—	—	—	—	—	(165,297)	(165,297)

Balance at December 31, 2016	106,184	$125,321	132,376,670	$132	$580,567	$(657,997)	$(77,298)

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Cumulative effect adjustment ASU No. 2016-09	—	—	—	—	122	(122)	—
Exercise of stock options	—	—	59,864	1	87	—	88
Stock-based compensation	—	—	—	—	8,454	—	8,454
Issuance of restricted common stock	—	—	907,032	1	(1)	—	—
Repurchase of common stock	—	—	(394,267)	(1)	(2,058)	—	(2,059)
Issuance of common stock, net of commissions
and expenses of $2.7 million	—	—	9,708,738	10	47,260	—	47,270
Preferred stock dividends	13,460	18,672	—	—	(18,938)	—	(18,938)
Net loss	—	—	—	—	—	(54,323)	(54,323)

Balance at December 31, 2017	119,644	$143,993	142,658,037	$143	$615,493	$(712,442)	$(96,806)

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Adjustment for implementation of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	7,534	—	7,534
Issuance of restricted common stock	—	—	150,321	2	(1)	—	1
Exercise of employee stock options	—	—	104,166	2	240	—	242
Cancelled restricted common stock	—	—	(271,433)	(2)	3	—	1
Repurchase of restricted common stock	—	—	(514,349)	(3)	(1,621)	—	(1,624)
Issuance of warrants and common stock in a private placement, net of commissions and expenses of $2,898	—	—	18,939,394	19	47,082	—	47,101
Preferred stock dividends	11,415	16,775	—	—	(16,998)	—	(16,998)
Settlement of a related party relationship (Note 7)	(131,059)	(160,767)	—	—	—	207,361	207,361
Net loss	—	—	—	—	—	(53,117)	(53,117)

Balance at December 31, 2018	—	$—	161,066,136	$161	$651,732	$(566,329)	$85,564

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(53,117)	$(54,323)	$(165,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	575	369	290
Stock-based compensation	7,534	8,454	8,452
Preferred stock issued in exchange for 2016 ECP amendment	—	—	118,936
Change in fair value of derivative liabilities	(158)	1,295	124
Issuance of common stock in a license agreement	—	—	87
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,845)	2	425
Prepaid expenses and other current assets	(1,263)	3,992	(12,452)
Other noncurrent assets	3,942	(12,991)	—
Increase (decrease) in:
Accounts payable	(3,709)	4,261	(1,852)
Accrued expenses	(1,145)	800	203
Deferred revenue	(146)	(6,389)	(6,861)
Deferred rent	(125)	(139)	(380)

Net cash used in operating activities	(49,457)	(54,669)	(58,325)

Cash flows from investing activities:
Purchases of property and equipment	(459)	(737)	(551)

Net cash used in investing activities	(459)	(737)	(551)

Cash flows from financing activities:
Proceeds from exercise of stock options	240	88	714
Issuance of restricted common stock	—	(2,059)	(1,500)
Repurchase of common stock	(1,622)	—	(2)
Proceeds from issuance of common stock, net	—	47,270	—
Proceeds from underwritten financing	47,101	—	—
Cash paid for settlement of related party relationship	(5,408)	—	—

Net cash provided by (used in) financing activities	40,311	45,299	(788)

Net decrease in cash and cash equivalents, and restricted cash	(9,605)	(10,107)	(59,664)
Cash and cash equivalents, and restricted cash, beginning of period	71,334	81,441	140,717

Cash and cash equivalents, and restricted cash, end of period	$61,729	$71,334	$81,441

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Noncash portion of related party relationship settlement	$212,769	$—

Payment of Series 1 preferred stock dividends in preferred stock	$16,998	$18,938	$7,123

Series 1 preferred stock issued as consideration for a license agreement	$—	$—	$119,045

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

ZIOPHARM Oncology, Inc., which is referred to herein as “ZIOPHARM,” or the “Company,” is a biopharmaceutical company seeking to develop, acquire, and commercialize, on its own or with partners, a diverse portfolio of immuno-oncology therapies.

The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2018, the Company had approximately $61.7 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $566.3 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2020. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

2.	Financings

On November 11, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 18,939,394 immediately separable units with each Unit being comprised of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) a warrant to purchase one share of common stock at a price per unit of $2.64, for net proceeds of approximately $47.1 million.

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

The Company’s most significant estimates and judgments used in the preparation of the financial statements are:

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

On December 18, 2018, Ziopharm and TriArm Therapeutics, Ltd. (“TriArm”) announced that the companies plan to launch Eden BioCell, Ltd. (“Eden BioCell”) to lead clinical development and commercialization of Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. TriArm is a cell therapy company with operations in Germany, China and the United States.

For the territory of China, Taiwan and Korea, Ziopharm will license the rights to Eden BioCell for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell will be jointly-owned by Ziopharm and TriArm. TriArm has committed up to $35.0 million to this joint venture. Under the terms of the agreement, Eden BioCell has rights in the region to CAR-T cells very rapidly manufactured in two days or less using the Sleeping Beauty platform to express a CD19-specific CAR and membrane-bound interleukin 15, or mbIL15, along with a kill switch. Each party will share decision-making authority. TriArm will manage all clinical development to execute trials in China for Eden BioCell. On January 3, 2019 Eden BioCell was incorporated in Hong Kong. The definitive agreements are expected to be executed in the first half of 2019.

In February 2019, the Company extended its CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The Company has committed an additional $5.0 million to this program through January 2022.

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

Restricted Cash

Restricted cash consists of $105 thousand, which is restricted as collateral for a line of credit and is included in other assets.

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

Warrants

The Company assesses whether an equity issued financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology, the Company concluded that warrants issued by the Company have terms that meet the criteria to be considered indexed to the Company’s own stock and therefore are classified as equity on the Company’s balance sheet.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$24,437	$24,437	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$66,156	$66,156	$—	$—

Derivative liabilities	$(2,424)	$—	$—	$(2,424)

The cash equivalents represent deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

As discussed further in Notes 6, 8, and 11, the Company issued Intrexon Corporation, or Intrexon, 100,000 shares of the Company’s Series 1 preferred stock, a class of preferred stock authorized by the Company’s board of directors, in consideration of the parties entering into a Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, amending the existing Exclusive Channel Partner Agreement, effective January 6, 2011 and as amended to date, which the Company refers to as the Channel Agreement, and an Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, amending the existing Exclusive Channel Collaboration Agreement, effective September 28, 2015, which the Company refers to as the GvHD Agreement. The Series 1 preferred stock were financial liabilities that consist of a conversion option and a redemption feature and were classified as a Level 3 asset. There were no transfers between asset classes during the year ended December 31, 2018.

At June 30, 2016, the Company’s Series 1 preferred stock was valued using a probability-weighted approach and a Monte Carlo simulation model. Additionally, the monthly dividends issued on the outstanding Series 1 preferred stock were valued using the same probability-weighted approach and a Monte Carlo simulation model. However, there is no adjustment or further revaluation after the initial valuation on the Series 1 preferred stock other than required periodic dividends.

The Company’s Level 3 financial liabilities consisted of a conversion option and a redemption feature associated with the Company’s Series 1 preferred stock issued to Intrexon that had been bifurcated from the Series 1 preferred stock and were accounted for as derivative liabilities at fair value. The preferred stock derivative liabilities were valued using a probability-weighted approach and a Monte Carlo simulation model. The fair value of the embedded derivatives was estimated using the “with” and “without” method where the preferred stock was first valued with all of its features (“with” scenario) and then without derivatives subject to the valuation analysis (“without” scenario). The fair value of the derivatives was then estimated as the difference between the fair value of the preferred stock in the “with” scenario and the preferred stock in the “without”

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

scenario. See Note 8 for additional disclosures on the 2016 ECP Amendment and 2016 GvHD Amendments and Note 11 for additional disclosure on the rights and preferences of the Series 1 preferred stock and valuation methodology. All shares of the Series 1 preferred stock were forfeited by Intrexon on October 5, 2018 in conjunction with the Company’s entry into an Exclusive License Agreement with Precigen, Inc., a wholly owned subsidiary of Intrexon (“Precigen”).

Revenue Recognition from Collaboration Agreements

The Company adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment to the Company’s financial statements due to the adoption of ASC 606 is related to the Company’s Ares Trading Agreement (Note 6), which was the Company’s sole open revenue contract outstanding at January 1, 2018.

The Company primarily generates revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, the Company recognized revenue in accordance with ASC 606 which replaced ASC 605, Multiple Element Arrangements, as used in historical years. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contact to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

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

As it relates to the Ares Trading Agreement (Note 6), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As described above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices.

There are multiple distinct performance obligations, including material rights; thus, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. Furthermore, the Company has not capitalized any contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

The Company does not believe that any variable consideration should be included in the transaction price at the date of adoption of ASC 606 on January 1, 2018. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.

Impact of Topic 606 Adoption

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

($ in thousands)	Impact of Topic 606 Adoption on the Balance Sheet as of January 1, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Contract liability, current portion	$622	$(5,767)	$6,389
Contract liability, net of current portion	$49,037	$13,898	$35,139
Accumulated deficit	$(720,573)	$(8,131)	$(712,442)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

($ in thousands)	Impact of Topic 606 Adoption on the Statement of Operations for the Year Ended December 31, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$146	$(4,732)	$4,878
Net loss	$(53,117)	$(4,732)	$(48,385)
Net income (loss) applicable to common shareholders	$137,246	$(4,732)	$141,978
Net income (loss) per share - basic	$0.96	$(0.03)	$0.99
Net income (loss) per share - diluted	$0.96	$(0.03)	$0.99

($ in thousands)	Impact of Topic 606 Adoption on the Statement of Cash Flows for the Year Ended December 31, 2018
Description	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(53,117)	$(4,732)	$(48,385)
Changes in contract liability	$—	$—	$—

The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Ares Trading and Precigen, formerly Intrexon (Note 8). Under ASC 605, the Company accounted for the up-front payment over the estimated period of performance of the research and development services which was estimated to be 9 years. In connection with the adoption of ASC 606, the Company uses cost-based input method to measure progress because such method best reflects the satisfaction of the performance obligation. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research programs. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. As a result, although the performance obligations noted above and identified under ASC 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under ASC 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under ASC 606 differed from the amounts allocated under ASC 605. Additionally, at December 31, 2018, the contract liability is $0 under both methods of revenue recognition (Note 7).

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense (Note 10).

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2018, 2017, and 2016 and did not capitalize any such costs on the balance sheets. The Company recognized $3.0 million, $2.5 million, and $3.0 million of compensation expense related to stock options during the years ended December 31, 2018, 2017, and 2016, respectively. In the years ended December 31, 2018, 2017, and 2016, the Company recognized $4.5 million, $6.0 million, and $5.5 million of compensation expense, respectively, related to restricted stock (Note 13). The total compensation expense relating to vesting of stock options and restricted stock awards for the years ended December 31, 2018, 2017, and 2016 was $7.5 million, $8.5 million, and $8.5 million, respectively. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2018	2017	2016
Research and development	$1,683	$2,401	$2,077
General and administrative	5,851	6,053	6,375

Share based employee compensation expense before tax	7,534	8,454	8,452
Income tax benefit	—	—	—

Net share based employee compensation expense	$7,534	$8,454	$8,452

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2018, 2017, and 2016 was approximately $1.64, $3.94, and $4.43 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

requirements promulgated in SAB No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2018	2017	2016
Weighted average risk-free interest rate	2.55 - 3.06%	1.85 - 2.27%	1.27 - 2.09%
Expected life in years	6	6	6
Expected volatility	80.75 - 84.71%	80.31 - 81.03%	79.15 - 82.95%
Expected dividend yield	0	0	0

Net Loss Per Share

Basic net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company’s common stock during the applicable period.

	For the Year Ended December 31,
in thousands, except share and per share data	2018	2017	2016
Basic
Net loss	$(53,117)	$(54,323)	$(165,297)
Preferred stock dividends	(16,998)	(18,938)	(7,123)
Settlement of a related party relationship	207,361	—	—

Net income / (loss) applicable to common shareholders	$137,246	$(73,261)	$(172,420)

Weighted-average common shares outstanding	143,508,674	136,938,264	130,391,463

Earnings per share, basic	$0.96	$(0.53)	$(1.32)

Diluted
Net Loss	$(53,117)	$(54,323)	$(165,297)
Preferred stock dividends	(16,998)	(18,938)	(7,123)
Precigen license transaction	207,361	—	—

Net income / (loss) applicable to common shareholders	$137,246	$(73,261)	$(172,420)

Weighted-average common shares outstanding	143,508,674	136,938,264	130,391,463
Effect of dilutive securities
Stock options	201,362	—	—
Unvested restricted common stock	124	—	—
Warrants	—	—	—

Dilutive potential common shares	201,486	—	—

Shares used in calculating diluted earnings per share	143,710,160	136,938,264	130,391,463

Earnings per share, diluted	$0.96	$(0.53)	$(1.32)

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

Certain shares related to some of the Company’s outstanding common stock options, unvested restricted stock, preferred stock, and warrants have not been included in the computation of diluted net earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016 as the result would be antidilutive. Such potential common shares at December 31, 2018, 2017, and 2016 consist of the following:

	December 31,
	2018	2017	2016
Stock options	5,075,723	4,352,135	3,465,335
Unvested restricted stock	681,946	1,808,559	1,680,492
Preferred stock	—	34,134,524	20,465,067
Warrants	18,939,394	—	—

	24,697,063	40,295,218	25,610,894

During the year ended December 31, 2018, the Company and Precigen, a wholly owned subsidiary Intrexon entered into a License Agreement to replace all existing agreements between the companies that will provide Ziopharm with certain exclusive and non-exclusive rights to technology controlled by Precigen, Inc. The License Agreement was dated October 5, 2018. In consideration of the Company entering into the License Agreement, Intrexon agreed to forfeit and return to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement (Note 7).

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of a right-of-use assets and lease liabilities for most lease arrangements on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. The Company intends to. It also intends to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. Additionally, the right-of-use asset is subject to an impairment analysis under ASC 360, Property, Plant, and Equipment, at each reporting period, to evaluate asset recoverability. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures and designing and implementing related processes and controls. The Company expects the standard to have an impact of approximately $1.7 million on its assets and liabilities for the addition of right-of-use assets and lease liabilities, but it does not expect it to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows in an effort to reduce existing diversity in practice. The update includes eight specific cash flow issues and provides guidance on the appropriate cash flow presentation for each. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2018. The adoption did not have a material impact on the Company’s financial statements.

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

	December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents	$61,729	$70,946	$81,053
Restricted cash included in prepaid expenses and other current assets	—	388	—
Restricted cash included in other non-current assets	—	—	388

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$61,729	$71,334	$81,441

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2018. The adoption did not have any impact on the Company’s financial statements.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

4.	Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2018	2017
Office and computer equipment	$1,249	$1,215
Software	1,030	913
Leasehold improvements	1,839	1,553
Research and development equipment	1,182	1,161

	5,300	4,842
Less: accumulated depreciation	(4,203)	(3,631)

Property and equipment, net	$1,097	$1,211

Depreciation charged to the statement of operations for the years ended December 31, 2018, 2017, and 2016 was $573 thousand, $369 thousand and $290 thousand, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2018	2017
Clinical consulting services	$3,003	$3,022
Employee compensation	1,786	1,919
Preclinical services	1,247	2,210
Manufacturing services	1,164	902
Professional services	745	256
Accrued vacation	363	361
Payroll taxes and benefits	349	1,017
Other consulting services	106	222

Total	$8,763	$9,909

6.	Related Party Transactions

Collaborations with Intrexon/ Precigen

During the year ended December 31, 2018, the Company and Precigen entered into an Exclusive License Agreement (Note 7).

During the year ended December 31, 2018, the Company issued an aggregate of 11,415 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $18.9 million, which is a component of temporary equity and recorded a loss on the change of the derivative liabilities in the amount of $1.3 million. See Notes 3 and 12 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

6.	Related Party Transactions (Continued)

During the years ended December 31, 2018, 2017, and 2016, the Company expensed $8.1 million, $21.4 million, and $22.2 million, respectively, for services performed by Intrexon. As of December 31, 2018, and 2017, the Company recorded $1.9 million and $6.8 million, respectively, in current liabilities on its balance sheet for amounts due to Intrexon.

Collaboration with Precigen and MD Anderson

On January 13, 2015, the company, together with Intrexon, entered into the MD Anderson License with MD Anderson (which Intrexon subsequently assigned to Precigen). Pursuant to the MD Anderson License, the company, together with Precigen, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015.

The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the year ending December 31, 2018, the Company made one quarterly payments totaling $2.7 million, bringing the total aggregate payments to $41.9 million under this arrangement. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $27.8 million, of which $18.4 million is included in other current assets and the remaining $9.4 million is included in non-current assets at December 31, 2018. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis.

7.	Settlement of a Related Party Relationship

Exclusive License Agreement with Precigen

On October 5, 2018, the Company entered into the license agreement with Precigen. As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) the Channel Agreement, including all amendments to the Channel Agreement; (b) certain rights and obligations pursuant to the Ares Trading Agreement; (c) the MD Anderson License; and (d) that certain Research and Development Agreement between the Company, Intrexon and MD Anderson with an effective date of August 17, 2015 (the “Research and Development Agreement”), and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, Precigen has granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the rights of Ares Trading (now Intrexon) to pursue such target under the Ares Trading Agreement, and (iii) T-cell receptor, or TCR, products designed for neoantigens for the treatment of cancer. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company is solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Settlement of a Related Party Relationship (Continued)

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

Ziopharm agreed to reimburse Precigen for certain historical costs of the licensed programs up to $1.0 million, payable quarterly. The Company determined that the fair value of this program was $1.0 million and this was expensed in accordance with ASC 730, Research and Development during the year ended December 31, 2018 and it has been included in accrued expense on the balance sheet.

The agreement also calls for an annual license fee of $100 thousand as long as the agreement is effective. The Company will also make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay Precigen tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 Products and CAR Products. The Company will also pay Precigen royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR Products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay Precigen 20% of any sublicensing income received by the Company relating to the licensed products.

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

Precigen will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen’s CAR products, up to $50.0 million.

In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement. In addition, Precigen is required to transfer all of Ziopharm’s rights and obligations under the Ares Trading Agreement to Intrexon (or its’ affiliate). As a result, Ziopharm shall not be responsible for any remaining obligations under the Merck Agreement. Additionally, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement.

The Company determined that this transaction represented a capital transaction between related parties. The Company fair valued the preferred stock and the derivative liability on the date of the transaction, noting a total fair value of $163.3 million. The relinquishment of the Ziopharm’s obligation under the Ares Trading Agreement was also considered part of the overall capital transaction. The Company recognized an additional credit to accumulated deficit of $49.5 million as a result of the relief of the obligation under the Ares Trading Agreement (Note 8). The total amount of the settlement was $212.8 million.

The Company incurred approximately $7.4 million of transaction advisory costs with third-party vendors, of which $5.4 million was considered a direct cost associated with the Series 1 preferred stock extinguishment and is also included as part of the consideration transferred. The remaining $2.0 million of transaction costs were recognized as an expense during the year ended December 31, 2018.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Settlement of a Related Party Relationship (Continued)

The Company recognized a net credit to accumulated deficit of $207.3 million, calculated as the difference in the carrying value of the Series 1 preferred stock, derivative liability, and contract liability, and the consideration transferred of $5.4 million, in connection with the transaction. This amount is included in net income available to common shareholders in the calculation of earnings per share (Note 3).

8.	Commitments and Contingencies

Operating Leases

Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit was recorded in other current assets on the balance sheet as of December 31, 2017. The lease for office space in New York, NY expired in October 2018.

On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The sublease agreement for the New York office space expired in October 2018 in conjunction with the Company’s lease expiring for the New York office space.

In June 2012, the Company entered into a master lease for the Company’s Boston office, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters in Boston, MA through August 31, 2021. As of December 31, 2018 and 2017, a total security deposit of $128 thousand is included in deposits on the balance sheet.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston, TX at MD Anderson. Under the terms of the Houston lease agreement, the Company leases approximately two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $1 thousand through April 2021. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson described in the license agreement section below.

Future net minimum lease payments under operating leases as of December 31, 2018 are as follows (in thousands):

2019	723
2020	736
2021	488

Future minimum lease payments, net	$1,947

Total rent expense was approximately $0.7 million, $0.7 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2018 and 2017 of $17 thousand ($13 thousand current and $4 thousand long-term) and $142 thousand ($141 thousand current and $1 thousand long-term) respectively, which is recorded in deferred rent on the balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

License Agreements

Exclusive License Agreement with Precigen, Inc.

On October 5, 2018, the Company entered into an exclusive license agreement, or the License Agreement, with Precigen, Inc., or Precigen, a wholly owned subsidiary of Intrexon Corporation, or Intrexon. As between the Company and Precigen, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Intrexon, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Intrexon to Precigen; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between ZIOPHARM, Intrexon and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Intrexon to Precigen, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Intrexon, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Intrexon and assumed by Precigen effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Intrexon and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, Precigen has granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the rights of Merck to pursue such target under the Ares Trading Agreement, and (iii) TCR products designed for neoantigens for the treatment of cancer. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company are required to use commercially reasonable efforts to develop and commercialize IL-12 products and CD19 products and after a two-year period, the TCR Products.

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

The Company is responsible for all development costs associated with each of the licensed products, other than Gorilla IL-12 products. ZIOPHARM and Precigen will share the development costs and operating profits for Gorilla IL-12 products, and ZIOPHARM is responsible for 80% of the development costs and receiving 80% of the operating profits, and Precigen responsible for the remaining 20% of the development costs and receiving 20% of the operating profits.

Precigen will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen’s CAR products, up to $50.0 million.

In consideration of entering into the License Agreement, Intrexon has forfeited and returned to the Company all shares of Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement (Note 7).

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, ZIOPHARM, together with Intrexon, entered into the MD Anderson License with MD Anderson (which Intrexon subsequently assigned to Precigen). Pursuant to the MD Anderson License, the Company, together with Precigen, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies.

On August 17, 2015, ZIOPHARM, Precigen and MD Anderson entered into the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

Pursuant to the Research and Development Agreement, ZIOPHARM, Precigen and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. Under the License Agreement with Precigen, ZIOPHARM and Precigen agreed that Precigen would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the Research and Development Agreement extending its term until April 15, 2021. During the year ended December 31, 2018, the Company made payments in the aggregate amount of $2.7 million to MD Anderson compared to $13.0 million during the year ended December 31, 2017. The decrease in cash paid to MD Anderson during the year ended December 31, 2018 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $27.8 million, of which $18.4 million is included in other current assets and the remaining $9.4 million is included in non-current assets at December 31, 2018.

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with Precigen, shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if ZIOPHARM and Precigen are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and Precigen are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and Precigen, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both us and Precigen and may be terminated by the mutual written agreement of us, Precigen, and MD Anderson.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of the CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company’s researchers and Precigen researchers. The remaining obligation, as of December 31, 2018, for the CRADA is $2.5 million over the next year, payable in $625 thousand payments on a quarterly basis. During the twelve months ended December 31, 2018 and 2017, the Company made payments of $2.5 million, each year. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program (Note 3).

Exclusive Channel Partner Agreement with Precigen for the Cancer Programs

From 2011 to 2018, the Company was party to various arrangements with Intrexon (now Precigen) in which the Company used Precigen’s technology to research and develop cancer treatments in return for various future profit sharing and royalty arrangements. These agreements were modified or terminated by the License Agreement described in Note 7.

Exclusive Channel Collaboration Agreement with Precigen for GvHD

On September 28, 2015, the Company entered into the GvHD Agreement with Intrexon (now Precigen), under which the Company would use Precigen’s technology directed towards in vivo expression of effectors to

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

research, develop and commercialize products for use in the treatment or prevention of GvHD. The GvHD Agreement granted the Company a worldwide license to use specified patents and other intellectual property of Precigen in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products developed under the GvHD Agreement.

In November 2017, the Company determined that the pursuit of GvHD as an indication was not a material part of its corporate strategy and therefore stopped pursuing the development of engineered cell therapy strategies, used either separately or in combination, for targeted treatment of GvHD. At such time, the Company reverted the rights under the GvHD program back to Precigen.

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company, together with Intrexon (now Precigen), signed the Ares Trading Agreement, with Ares Trading S.A., a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Precigen was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the year ended December 31, 2018, the Company expensed $0.1 million under the Ares Trading Agreement. For the year ended December 31, 2017, the Company has expensed $1.6 million under the Ares Trading Agreement, respectively. The Company did not incur any costs under the agreement for the year ended December 31, 2016.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

Under the License Agreement, Precigen agreed to perform all future obligations of the Company under the Ares Trading Agreement other than certain payment obligations. Accordingly, the Company recognized the remaining deferred revenue as part of the settlement of related party relationships as described in Note 7.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)

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

Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the license agreement with the Licensors.

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

License Agreement with Baxter Healthcare S.A.

On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. During the year ended December 31, 2017, the Company made the final payment of $250 thousand under the asset agreement. The Company is not actively pursuing the development of indibulin.

9.	Warrants

The Company assesses whether an equity classified financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative.

In connection with the November 2018 financing (Note 2), the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock which are exercisable six months after the closing. The warrants have an exercise price of $3.01 per share and have a five-year term. The relative fair value of the warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

10.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Net operating loss carryforwards	$106,430	$89,098
Start-up and organizational costs	33,977	37,488
Research and development credit carryforwards	33,684	32,395
Stock compensation	990	1,330
Capitalized acquisition costs	5,160	5,822
Deferred revenue	—	11,126
Depreciation	132	136
Other	920	993

	181,293	178,388
Less valuation allowance	(181,293)	(178,388)

Effective tax rate	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2018, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $403.0 million and $344.0 million for Federal and state purposes, respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code, or IRC, expiring in varying amounts through 2038. Additionally, the Company has approximately $34.0 million of research and development credits at December 31, 2018, expiring in varying amounts through 2038, which may be available to reduce future taxes.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods after December 15, 2016, including interim reporting periods within each annual reporting period. The Company adopted this standard on January 1, 2017. The update revises requirements in the following areas: minimum statutory withholding, accounting for income taxes, and forfeitures. Prior to adoption, the Company recognized share-based compensation, net of estimated forfeitures, over the vesting period of the grant. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $122 thousand recorded to retained earnings as of January 1, 2017. The update requires the Company to recognize the income tax effect of awards in the income statement when the awards vest or are settled without triggering a liability. The income tax related items had no effect on the current period presentation and the Company maintains a full valuation allowance against its deferred tax assets. As a result, an accumulated excess tax benefit of 10.2 million was recognized as a deferred tax asset with a full valuation allowance against it. Additionally, the Company continued to estimate the number of awards expected to be vested. The adoption had no material impact on the Company’s financial statements for the 2017 tax year or the interim periods within.

In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance, superseding nearly all prior revenue recognition guidance. The new revenue standard outlines a single comprehensive model for accounting for revenue from contracts with customers and requires more detailed revenue disclosures.

The Company adopted the new revenue standard on January 1, 2018 and as a result of the adoption increased deferred revenue by $8.1 million and decreased retained earnings by the same amount. Previously the Company had recorded revenue of $15.9 million and had deferred revenue of $41.5 million at December 31, 2017. The increase in the deferred revenue represented the recapture of revenue that was previously recorded and taxed. There was no impact to tax as the increase to the deferred tax asset was fully offset by the Company’s full valuation allowance.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change. The Company updated the IRC Section 382 analysis through December 31, 2018. There was no change in ownership at this time.

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance decreased by $2.9 million in 2018 primarily due to net operating loss carryforwards and the increase in research and development credits.

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

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Federal income tax at statutory rates	21%	34%	34%
State income tax, net of federal tax benefit	4%	4%	1%
Research and development credits	2%	3%	3%
Stock compensation	-1%	-1%	-1%
Channel rights	0%	0%	-25%
Research and development true-up	0%	-7%	0%
Officers compensation	-1%	-2%	0%
Other	-2%	-3%	0%
Federal rate change	3%	-124%	0%
Change in valuation allowance	-26%	96%	-12%

Effective tax rate	0%	0%	0%

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the years ended December 31, 2018, 2017, and 2016.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2018.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)

The Tax Cuts and Jobs Act, or the “Tax Act,” was enacted in December 2017. The act significantly changes US tax law by, among other things, lowering US corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the US corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the US corporate tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017. There was no impact as a result of the revaluation of the deferred tax assets as the calculated provisional tax benefit of approximately $67.0 million was offset by the Company’s subsequent change in valuation allowance. There was no impact to the Company with regards to the implementation of the territorial tax system as the Company has no foreign subsidiaries.

11.	Preferred Stock and Stockholders’ Equity (Deficit)

On April 26, 2006, the date of the Company’s annual stockholders meeting that year, the shareholders approved the adoption of an Amended and Restated Certificate of Incorporation pursuant to which the Company has 280,000,000 shares of authorized capital stock, of which 250,000,000 shares are designated as common stock (par value $0.001 per share), and 30,000,000 shares are designated as preferred stock (par value $0.001 per share).

Common Stock

On November 11, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 18,939,394 immediately separable units, with each unit being composed of (i) one share of the Company’s common stock, par value $0.001 per share, and (ii) a warrant to purchase one share of common stock, at a price per unit of $2.64, for net proceeds of approximately $47.1 million.

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

On June 29, 2016, the Company entered into the 2016 ECP Amendment and 2016 GvHD Amendment with Intrexon (now Precigen) (Note 8). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock had a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock had certain rights, preferences, privileges and obligations, including dividend rights, conversion rights, consent rights with respect to certain Company actions, and rights to

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

11.	Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

preferential payments in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a change of control or sale, lease, transfer or exclusive license of all or substantially all of the Company’s assets prior to the conversion of the Series 1 preferred stock.

During the year ended December 31, 2018, the Company and Precigen entered into the License Agreement to replace all existing agreements between the companies that will provide Ziopharm with certain exclusive and non-exclusive rights to technology controlled by Precigen. The License Agreement was dated October 5, 2018. In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement. (Notes 6 and 7)

12.	Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock were derivative financial instruments. The company values the embedded derivative financial instruments related to the Series 1 preferred stock as Level 3 financial liabilities (Note 3).

On October 5, 2018, the Company entered into the License Agreement with Precigen. In partial consideration for the termination of the former agreements, the companies agreed that Intrexon would forfeit all outstanding shares of the Series 1 preferred stock held by Intrexon, including any accrued dividends.

The change in the derivative liability for the years ended December 31, 2018, 2017 and 2016 consists of the following:

Fair Value
Balance, June 30, 2016	$694
Dividends	44
Change in fair value	124

Balance, December 31, 2016	$862
Dividends	267
Change in fair value	1,295

Balance, December 31, 2017	$2,424
Dividends	223
Change in fair value	(158)
Settlement of a related party relationship	(2,489)

Balance, December 31, 2018	$—

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Derivative Financial Instruments (Continued)

estimates were different, the valuations would change, and that change could be material. Inputs to the models included the following:

	December 31,
	2018	2017
Risk-free interest rate	2.50 - 3.13%	1.92 - 2.12%
Expected dividend rate	0	0
Expected volatility	77.6 - 82.4%	68.7 - 80.4%
Preferred stock conversion limit—percentage of outstanding common stock	19.90%	19.90%
Preferred conversion floor price	$ 1.00	$ 1.00

See Note 3 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

13.	Stock Option Plan

The Company adopted the 2012 Equity Incentive Plan, or the “2012 Plan,” in May 2012. Including subsequent increases, the Company has reserved 14.0 million shares for issuance. At December 31, 2018, there are 5,284,988 shares reserved for issuance and 3,895,923 available for future grant.

As of December 31, 2018, the Company had outstanding options to its employees to purchase up to 4,146,135 shares of the Company’s common stock, to its directors to purchase up to 1,120,950 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 10,000 shares of the Company’s common stock.

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

Proceeds from the option exercises during the years ended December 31, 2018, 2017, and 2016 amounted to $0.2 million, $0.1 million and $0.7 million respectively. The intrinsic value of these options amounted to $0.1 million, $0.2 million and $0.8 million for years ended December 31, 2018, 2017 and 2016, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

13.	Stock Option Plan (Continued)

Transactions under the 2012 Plan for the years ending December 31, 2018, 2017, and 2016 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,481,468	$4.96
Granted	362,800	6.40
Exercised	(234,833)	4.57
Cancelled	(144,100)	6.43

Outstanding, December 31, 2016	3,465,335	5.07
Granted	688,800	5.27
Exercised	(180,000)	3.67
Cancelled	(122,000)	6.64

Outstanding, December 31, 2017	3,852,135	5.12
Granted	1,744,950	2.35
Exercised	(104,167)	2.30
Cancelled	(215,833)	5.72

Outstanding, December 31, 2018	5,277,085	$4.24	6.86	$88

Options exercisable, December 31, 2018	3,099,935	$5.15	4.93	$88

Options exercisable, December 31, 2017	2,925,502	$5.12	5.58	$1,152

Options available for future grant at December 31, 2018	3,895,923

In September 2017, the Company granted an option for 500,000 shares of its common stock, with an exercise price of $6.16 per share, which vests ratably in annual installments over three years, commencing on the first anniversary of the grant date and has a contractual term of ten years. This option was granted outside of the 2012 plan and therefore, is not included in the table above. The grant date fair value was $2.2 million. As of December 31, 2018, all 500,000 options are outstanding.

At December 31, 2018, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $5.1 million. The cost is expected to be recognized over a weighted-average period of 1.53 years.

Restricted Stock

In December 2018, the Company issued 30,000 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In December 2017, the Company issued 838,000 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In December 2016, the Company issued 625,750 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In December 2018, the Company issued 120,321 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date. In December 2017, the Company issued 69,032 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date. In December 2016, the Company issued 86,020 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

13.	Stock Option Plan (Continued)

In the year ended December 31, 2018, the Company repurchased 514,349 shares at average prices ranging from $1.70 to 4.41 to cover payroll taxes. In the year ended December 31, 2017, the Company repurchased 394,269 shares at average prices ranging from $4.14 to $7.12 to cover payroll taxes. In the year ended December 31, 2016, the Company repurchased 133,656 shares at average prices ranging from $5.35 to $7.74 to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2018, 2017 and 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2015	1,586,388	$9.00
Granted	711,770	5.35
Vested	(617,666)	8.90
Cancelled	—	—

Non-vested, December 31, 2016	1,680,492	7.49
Granted	907,032	4.14
Vested	(778,965)	7.66
Cancelled	—	—

Non-vested, December 31, 2017	1,808,559	5.74
Granted	150,321	1.87
Vested	(1,005,377)	6.62
Cancelled	(271,433)	5.00

Non-vested, December 31, 2018	682,070	$3.47

As of December 31, 2018, there was $2.6 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.33 years.

14.	Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $329 thousand, $90 thousand, and $75 thousand to this plan during the years ended December 31, 2018, 2017, and 2016, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

15.	Selected Quarterly Information (Unaudited)

        (in thousands, except per share amount)

Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$146	$—	$—	$—
Total operating expenses	16,342	12,378	12,570	12,762
Loss from operations	(16,196)	(12,378)	(12,570)	(12,762)
Preferred stock dividends	(5,120)	(5,462)	(6,074)	(342)
Settlement of a related party relationship	—	—	—	207,361
Net income (loss) applicable to common shareholders	(21,540)	(17,493)	(18,659)	194,538
Net income (loss) per share, basic	$(0.15)	$(0.12)	$(0.13)	$1.29
Net income (loss) per share, diluted	$(0.15)	$(0.12)	$(0.13)	$1.29

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,597	$1,597	$1,598	$1,597
Total operating expenses	15,562	14,611	14,676	15,033
Loss from operations	(13,965)	(13,014)	(13,078)	(13,436)
Preferred stock dividends	(4,171)	(4,865)	(4,903)	(4,999)
Net (loss) applicable to common shareholders	(19,658)	(17,727)	(17,604)	(18,272)
Loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.13)	$(0.12)