Form 10-Q
period 2019-03-31
ZIOPHARM ONCOLOGY INC
filed 2019-05-08
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ZIOP	NASDAQ Capital Market

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2019, was 162,394,494 shares.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$51,487	$61,729
Receivables	854	1,864
Prepaid expenses and other current assets	21,752	20,692

Total current assets	74,093	84,285
Property and equipment, net	967	1,097
Operating lease right of use assets	1,589	—
Deposits	130	128
Other non-current assets	6,724	9,541

Total assets	$83,503	$95,051

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$859	$707
Accrued expenses	6,836	8,763
Lease liability - current portion	644	—
Deferred rent - current portion	—	13

Total current liabilities	8,339	9,483
Lease liability - noncurrent portion	948	—
Deferred rent - noncurrent portion	—	4

Total liabilities	9,287	9,487

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 162,287,161 and 161,066,136 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	162	161
Additional paid-in capital	653,817	651,732
Accumulated deficit	(579,763)	(566,329)

Total stockholders’ equity	74,216	85,564

Total liabilities and stockholders’ equity	$83,503	$95,051

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Collaboration revenue	$—	$146

Operating expenses:
Research and development	9,476	10,183
General and administrative	4,145	6,159

Total operating expenses	13,621	16,342

Loss from operations	(13,621)	(16,196)
Other income, net	187	148
Change in fair value of derivative liabilities	—	28

Net loss	$(13,434)	$(16,020)
Preferred stock dividends	$—	$(5,120)

Net loss applicable to common stockholders	$(13,434)	$(21,140)

Basic and diluted net loss per share	$(0.08)	$(0.15)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	160,640,859	140,853,120

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

For the Three months Ended March 31, 2018 and 2019

(unaudited)

(in thousands, except share and per share data)

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	119,644	$143,992	142,658,037	$143	$615,493	$(712,442)	$(96,806)
Adjustment for implementation of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	3,659	—	3,659
Cancelled restricted common stock	—	—	(70,867)	—	—	—	—
Forfeiture of restricted common stock	—	—	(188,234)	(1)	(730)	—	(731)
Preferred stock dividends	3,624	5,047	—	—	(5,120)	—	(5,120)
Net loss	—	—	—	—	—	(16,020)	(16,020)

Balance at March 31, 2018	123,268	$149,039	142,398,936	$142	$613,302	$(736,593)	$(123,149)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	$161,066,136	$161	$651,732	$(566,329)	$85,564
Stock-based compensation	—	—	1,456	—	1,456
Issuance of restricted common stock	1,393,536	1	999	—	1,000
Cancelled restricted common stock	(7,333)	—	—	—	—
Repurchase of restricted common stock	(165,178)	—	(370)	—	(370)
Net loss	—	—	—	(13,434)	(13,434)

Balance at March 31, 2019	162,287,161	$162	$653,817	$(579,763)	$74,216

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,434)	$(16,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	117
Stock-based compensation	1,456	3,659
Bonus paid in common stock, net	630	—
Change in fair value of derivative liabilities	—	(28)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,009	1
Prepaid expenses and other current assets	(1,058)	(1,172)
Other noncurrent assets	2,817	(490)
Deposits	(2)	—
Increase (decrease) in:
Accounts payable	152	(3,811)
Accrued expenses	(1,929)	(1,030)
Deferred revenue	—	(146)
Deferred rent	17	(37)
Other liabilities	(30)	—

Net cash used in operating activities	(10,232)	(18,957)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(150)

Net cash used in investing activities	(10)	(150)

Cash flows from financing activities:
Repurchase of common stock	—	(731)

Net cash provided by (used in) financing activities	—	(731)

Net decrease in cash and cash equivalents, and restricted cash	(10,242)	(19,838)
Cash and cash equivalents, and restricted cash, beginning of period	61,729	71,335

Cash and cash equivalents, and restricted cash, end of period	$51,487	$51,497

Supplementary disclosure of cash flow information:
Bonus paid in common stock, gross	$1,000	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$—	$5,120

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2019, the Company had approximately $51.5 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $579.8 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2020. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 5, 2019, or the Form 10-K.

The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.

The results disclosed in the statements of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of a right-of-use assets and lease liabilities for most lease arrangements on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and the Company adopted the standard on January 1, 2019.

The standard permits two transition methods, (1) to apply the new lease requirements at the beginning of the earliest period presented, or (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. The Company adopted Topic 842 as of January 1, 2019 using the effective date method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed it to carry forward the historical lease classification.

The adoption of Topic 842 resulted in recognition of approximately $1.6 million of right-of-use assets and $1.6 million of lease liabilities on the Company’s balance sheets. The adoption did not have a material impact on the Company’s statements of operations or accumulated deficit. The Company has implemented changes to related processes, controls and disclosures in connection with the adoption of Topic 842 (Note 8).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

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

	March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$51,487	$51,108
Restricted cash included in prepaid expenses and other current assets	—	389

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,487	$51,497

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-03. The guidance in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Under the new guidance, transfers between asset classes and the valuation related to level 3 assets is modified. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The guidance in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The Company is currently evaluating the impact of the adoption of this ASU on the financial statements.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,568	$24,568	$—	$—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

3. Fair Value Measurements - (continued)

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$24,437	$24,437	$—	$—

The cash equivalents represent deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at March 31, 2019 and 2018 consisted of the following:

	March 31,
	2019	2018
Stock options	5,416,085	3,822,968
Unvested restricted stock	1,621,845	1,532,201
Warrants	18,939,394	—
Preferred stock	—	35,152,089

	25,977,324	40,507,258

During the year ended December 31, 2018, the Company and Precigen, Inc., or Precigen, a wholly owned subsidiary of Intrexon Corporation, or Intrexon, entered into a License Agreement to replace all existing agreements between the companies that will provide the Company with certain exclusive and non-exclusive rights to technology controlled by Precigen. The License Agreement was dated October 5, 2018. In consideration of the Company entering into the License Agreement, Intrexon agreed to forfeit and return to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement (Note 6).

5. Revenue Recognition

The Company adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment to the Company’s financial statements due to the adoption of ASC 606 is related to the Company’s License and Collaboration Agreement with Ares Trading S.A., a subsidiary of Merck KGaA, or the Ares Trading Agreement, (Note 6), which was the Company’s sole open revenue contract outstanding at January 1, 2018.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Revenue Recognition (continued)

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

5. Revenue Recognition (continued)

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

As it relates to the Ares Trading Agreement (Note 6), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as contract liabilities, net of current portion. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As described above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices (see Note 6).

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

On October 5, 2018, the Company entered into the license agreement with Precigen. As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) the Channel Agreement previously entered into with Intrexon Corporation (the “Channel Agreement”), including all amendments to the Channel Agreement; (b) certain rights and obligations pursuant to the Ares Trading Agreement; (c) the MD Anderson License (Note 6); and (d) that certain Research and Development Agreement between the Company, Intrexon and The University of Texas MD Anderson Cancer Center, or MD Anderson, with an effective date of August 17, 2015 or the Research and Development Agreement, and any amendments or statements of work thereto.

In partial consideration of the Company entering into the License Agreement, Precigen is required to use diligent good faith efforts to transfer the Company’s rights and obligations under the Ares Trading Agreement to Intrexon (or it’s affiliate). As a result, the Company has very limited obligations under the Ares Trading Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

License Agreements

Exclusive License Agreement with Precigen, Inc.

On October 5, 2018, the Company entered into an exclusive license agreement, or the License Agreement, with Precigen. As between the Company and Precigen, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Intrexon, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Intrexon to Precigen; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between ZIOPHARM, Intrexon and ARES TRADING S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Intrexon to Precigen, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Intrexon, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Intrexon and assumed by Precigen effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Intrexon and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

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

In consideration of the licenses and other rights granted by Precigen, the Company will pay Precigen an annual license fee of $0.1 million and has agreed to reimburse Precigen for certain historical costs of the licensed programs up to $1.0 million, payable quarterly.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Pursuant to the Research and Development Agreement, the Company, Precigen and MD Anderson formed a joint steering committee to oversee and manage the new and ongoing research programs. Under the License Agreement with Precigen, the Company and Precigen agreed that Precigen would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the Research and Development Agreement extending its term until April 15, 2021. During the three months ended March 31, 2019, the Company expensed approximately $1.4 million for its research programs being conducted in Houston. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $26.4 million, of which $19.8 million is included in other current assets and the remaining $6.6 million is included in non-current assets at March 31, 2019.

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with Precigen, shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if the Company and Precigen are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and Precigen are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by the Company and Precigen, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and Precigen and may be terminated by the mutual written agreement of the Company, Precigen, and MD Anderson.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company’s researchers.

In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program through January 2022. The remaining obligation, as of March 31, 2019, to the NCI under the CRADA is $6.9 million over the next two years, payable in $625 thousand payments on a quarterly basis. The Company made one payment of $625 thousand, during the three months ended March 31, 2019 and 2018, respectively.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company, together with Intrexon (now Precigen), signed the Ares Trading Agreement, with Ares Trading, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Precigen was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three months ended March 31, 2018, the Company expensed $1.6 million under the Ares Trading Agreement. The Company did not incur any costs under the agreement for the three months ended March 31, 2019 as there are no continuing obligations to reimburse Precigen for expenses under the Ares Trading Agreement following the October 2018 license.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

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

The Company issued options to purchase 50,222 shares outside of its stock option plans. The options vested upon completion of certain clinical milestones, all of which have occurred and the options are now fully vested. An expense of $87 thousand was charged to research and development expense for the final vesting event which occurred in March 2016 upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. This trial was initiated by Solasia Pharma K.K., or Solasia, on March 28, 2016 and triggered a $1.0 million milestone payment to the Company from Solasia which was received in May 2016. An equivalent $1.0 million milestone payment was subsequently made to MD Anderson and reported net. In addition, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

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

7. Related Party Transactions

Collaborations with Intrexon/ Precigen

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

During the three months ended March 31, 2019, and 2018, the Company expensed $1.2 million and $2.8 million, respectively, for services performed by Precigen. As of March 31, 2019, and 2018, the Company recorded $0.9 million and $2.8 million, respectively, in current liabilities on its balance sheet for amounts due to Precigen.

As discussed further in Note 1, on October 5, 2018, the Company entered into the License Agreement, the terms of which replaced the terms of the Channel Agreement.

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

The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the three months ending March 31, 2018, the Company made one quarterly payment totaling $2.7 million, bringing the total aggregate payments to $41.9 million under this arrangement. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $26.4 million, of which $19.8 million is included in other current assets and the remaining $6.6 million is included in non-current assets at March 31, 2019. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis.

Settlement of a Related Party Relationship

Exclusive License Agreement with Precigen

On October 5, 2018, the Company entered into the license agreement with Precigen. As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) the Channel Agreement, including all amendments to the Channel Agreement; (b) certain rights and obligations pursuant to the Ares Trading Agreement; (c) the MD Anderson License; and (d) the Research and Development Agreement, and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, Precigen has granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the rights of Ares Trading (now Intrexon) to pursue such target under the Ares Trading Agreement, and (iii) TCR Products designed for neoantigens for the treatment of cancer. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR Products.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Related Party Transactions (continued)

The Company is solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially reasonable efforts to develop and commercialize IL-12 Products and CD19 Products and after a two-year period, the TCR Products. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize Gorilla IL-12 Products.

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

In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement. In addition, Precigen is required to transfer all of Ziopharm’s rights and obligations under the Ares Trading Agreement to Intrexon (or its affiliate). As a result, Ziopharm shall not be responsible for any remaining obligations under the Ares Trading Agreement.

The Company determined that this transaction represented a capital transaction between related parties. The Company calculated the fair value of the preferred stock and the derivative liability on the date of the transaction, noting a total fair value of $163.3 million. The relinquishment of the Company’s obligation under the Ares Trading Agreement was also considered part of the overall capital transaction. The Company recognized an additional credit to accumulated deficit of $49.5 million as a result of the relief of the obligation under the Ares Trading Agreement (Note 8). The total amount of the settlement was $212.8 million.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Leases

The Company adopted Topic 842 on January 1, 2019 using the effective date method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed it to carry forward the historical lease classification. The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheets with terms of 12 months or less.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates.

The adoption of Topic 842 resulted in recognition of approximately $1.6 million of right-of-use assets and $1.6 million of lease liabilities on the Company’s balance sheets. The adoption did not have a material impact on the Company’s statements of operations or accumulated deficit. The Company has implemented changes to related processes, controls and disclosures in connection with the adoption of Topic 842. The Company will review the classification of newly entered leases as either an operating or a finance lease and recognize a related right-of-use asset and lease liabilities on its balance sheets upon commencement.

In June 2012, the Company entered into a master lease for the Company’s corporate headquarters in Boston office, which was originally set to expire in August 2016. On December 21, 2015 and April 15, 2016, the Company renewed the sublease for the Company’s corporate headquarters, through August 31, 2021. As of March 31, 2019 and 2018, a total security deposit of $128 thousand is included in deposits on the balance sheet.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston at MD Anderson. Under the terms of the Houston lease agreement, the Company leases approximately two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $1 thousand through April 2021. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson.

On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the Houston lease agreement, the Company leases approximately one thousand and thirty-eight square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021. As of March 31, 2019, a total security deposit of $2 thousand is included in deposits on the balance sheet.

The components of lease expense were as follows:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost	$178

Total lease cost	$178

Weighted-average remaining lease term (years)	2.40
Weighted-average discount rate	8.00%

Cash paid for amounts included in the measurement of the lease liabilities were $178 thousand for the quarter ended March 31, 2019.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Leases (continued)

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2019 (excluding the three months ended March 31, 2019)	557
2020	755
2021	491

Total lease payments	1,803
Less: Imputed Interest	211

Present value of lease payments	$1,592

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the lease under ASC 840. Total rent expense for the three months ended March 31, 2018 was approximately $178 thousand.

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

2019	723
2020	736
2021	488

Future minimum lease payments, net	$1,947

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended March 31,
(in thousands)	2019	2018
Research and development	$433	$603
General and administrative	1,023	3,056

Stock-based compensation expense	$1,456	$3,659

The Company granted an aggregate of 1,496,333 stock options during the three months ended March 31, 2019 with a weighted-average grant date fair value of $1.62 per share. The Company granted an aggregate of 7,500 stock options during the three months ended March 31, 2018 with a weighted-average grant date fair value of $3.00 per share.

The Company recognizes forfeitures as they occur.

For the three months ended March 31, 2019 and 2018, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2019	2018
Risk-free interest rate	2.28 - 2.53%	2.56 - 2.74%
Expected life in years	6 - 6.25	6
Expected volatility	78.87 - 85.00%	80.75 - 81.10%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2019 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	5,277,085	$4.24
Granted	1,496,333	2.24
Exercised	—	—
Cancelled	(1,357,333)	4.33

Outstanding, March 31, 2019	5,416,085	$3.66	7.82	$5,494

Options exercisable, March 31, 2019	2,213,008	$5.14	5.33	$1,025

Options exercisable, December 31, 2018	3,099,935	$5.15	4.93	$88

Options available for future grant	3,996,638

At March 31, 2019, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.2 million. The cost is expected to be recognized over a weighted-average period of 1.61 years.

A summary of the status of unvested restricted stock for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2018	682,070	$3.47
Granted	1,393,536	2.24
Vested	(446,428)	2.24
Cancelled	(7,333)	4.14

Non-vested, March 31, 2019	1,621,845	$2.92

At March 31, 2019, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $4.1 million. The cost is expected to be recognized over a weighted-average period of 1.59 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Preferred Stock

The Company’s Board of Directors is authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, with Intrexon (now Precigen) (Note 6). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock had a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock had certain rights, preferences, privileges and obligations, including dividend rights, conversion rights, consent rights with respect to certain Company actions, and rights to preferential payments in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a change of control or sale, lease, transfer or exclusive license of all or substantially all of the Company’s assets prior to the conversion of the Series 1 preferred stock.

On October 5, 2018, the Company and Precigen entered into the License Agreement to replace all existing agreements between the companies, which provides the Company with certain exclusive and non-exclusive rights to technology controlled by Precigen. In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement (Notes 6 and 7).

11. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock were derivative financial instruments. The company values the embedded derivative financial instruments related to the Series 1 preferred stock as Level 3 financial liabilities (Note 3).

On October 5, 2018, the Company entered into the License Agreement with Precigen. In partial consideration for the termination of the former agreements, the companies agreed that Intrexon would forfeit all outstanding shares of the Series 1 preferred stock held by Intrexon, including any accrued dividends (Note 10).

12. Warrants

The Company assesses whether an equity classified financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative.

In connection with the Company’s November 2018 private placement, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock which are exercisable six months after the closing of the private placement. The warrants have an exercise price of $3.01 per share and have a five-year term. The relative fair value of the warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. In particular, statements contained in this Quarterly Report, including but not limited to, statements regarding our ability to raise substantial additional capital to fund our planned operations; the costs and timing of our clinical trials and of the development and commercialization of our pipeline products; the sufficiency of our cash and cash flows from operations and our expected uses of cash; our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future research, development or operations, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those discussed in Part II, Item 1A. “Risk Factors” section of this Quarterly Report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update any forward-looking statements after the date of this Quarterly Report.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies that utilize the patient’s immune system by employing novel, controlled gene expression and innovative cell engineering technologies designed to deliver safe, effective, and scalable cell- and viral-based therapies for the treatment of multiple cancer types. Our first platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using a non-viral transposon/transposase system to stably reprogram T cells outside of the body for subsequent infusion. Our second platform is termed Controlled IL-12, which is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to attack cancer cells. We believe these two platforms will provide unique and powerful solutions to address the issues associated with (1) treating solid tumors with heterogeneous and unknown antigens, and (2) providing cost-effective scalable manufacturing solutions for T-cell receptor T-cell, or TCR+ T, and chimeric antigen receptor, or CAR T-cell, or CAR+ T, therapies for solid tumors and hematologic malignancies. We expect programs from our two platform technologies to be in the clinic in 2019.

Using our Sleeping Beauty platform, we are developing TCR+ T therapies initially to target solid tumors. Our T cell receptor, or TCR, program designs and manufactures T cells that target antigens unique to each patient, thereby delivering truly personalized therapy that can attack an individual patient’s cancer. The Sleeping Beauty system uses DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis (addressing inter-tumor heterogeneity) and to express more than one TCR for each patient (addressing intra-tumor heterogeneity). We believe the scalability of our approach provides a competitive advantage to alternative viral-based approaches to T-cell manufacturing. Under our Cooperative Research and Development Agreement, or CRADA, the National Cancer Institute, or the NCI, intends to initiate a Phase 1 clinical trial in patients with a variety of solid tumors using the Sleeping Beauty platform to genetically modify T-cells to target patient-specific neoantigens in mid-2019. The clinical trial will be under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI.

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

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus (Ad-RTS-hIL-12) plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown, including brain cancer. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose, which is critical for this potent cytokine. In a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM, a subset of patients (n=6) who received low-dose steroids along with 20 mg of veledimex plus Ad-RTS-hIL-12, achieved 17.8 months median overall survival, or OS, compared with five to eight months OS established in historical controls. Thirty-six additional patients with rGBM have been recruited into a sub study designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. In June 2018, we began enrolling patients with rGBM to receive Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab) in a Phase 1 dose-escalation trial. In November 2018, we announced a clinical supply agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of patients with rGBM. We currently expect to initiate a Phase 2 clinical trial in the first half of 2019 in approximately 30 patients with rGBM to measure preliminary safety and efficacy of Ad-RTS-hIL-12 plus veledimex in combination with Libtayo.

As of March 31, 2019, we had cash and cash equivalents of approximately $51.5 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the second quarter of 2020, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2019, we had a net loss of $13.4 million, and, as of March 31, 2019, we have incurred approximately $579.8 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

Clinical and Regulatory Developments

•

On April 1, 2019, we announced that the U.S. Food and Drug Administration, or FDA, has granted Fast Track Designation for our Controlled IL-12 program which consists of Ad-RTS-hIL-12 plus veledimex, for the treatment of recurrent or progressive glioblastoma multiforme in adults. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

•

On February 11, 2019, we announced enrollment had been completed in our substudy to expand a Phase 1 clinical trial evaluating our Controlled IL-12 platform as a monotherapy for the treatment of rGBM. A total of 36 patients were enrolled in the substudy in less than six months. The substudy includes patients who have not received bevacizumab for their disease and are not receiving steroids for the four weeks prior to therapy initiation.

•

Enrollment continues in our Phase 1 clinical trial to evaluate Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab). The Data and Safety Monitoring Board for the clinical trial has authorized escalation to the second dosing cohort for this clinical trial.

•

Under our CRADA, the NCI is planning a Phase 1 clinical trial of Sleeping Beauty-modified TCRs to treat solid tumors, with enrollment expected to begin in mid-2019. NCI is developing autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express TCRs that recognize specific neoantigens expressed within patients’ solid tumors.

•

We expect to respond to the request for more information by the FDA in the second half of 2019 for our third-generation Phase 1 trial to evaluate CD19-specific CAR-T therapies under our technology referred to as rapid personalized manufacture (previously referred to as point-of-care).

•

Enrollment continues in the Phase 1 investigator-led trial at MD Anderson to infuse CD19-specific CAR-T cells based on genetic modification with the Sleeping Beauty system for patients with B-cell leukemias and lymphomas. This second-generation trial explores T-cell dosing and time to manufacture.

Financial Overview

Overview of Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue. Revenue during the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018	Change
($ in thousands)
Collaboration revenue	$—	$146	$(146)	-100%

We recognized previously deferred revenue from our License and Collaboration Agreement among us, Precigen and Ares Trading S.A., or the Ares Trading Agreement, amounting to $146 thousand for the three months ended March 31, 2018 under ASC 605 (Note 3). During the three months ended March 31, 2019, we did not recognize any revenue as we did not have any outstanding contract liability under ASC 606 (Note 3).

Research and development expenses. Research and development expenses during the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018	Change
($ in thousands)
Research and development	$9,476	$10,183	$(707)	-7%

Research and development expenses for the three months ended March 31, 2019 decreased by $0.7 million when compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, our clinical trial and development costs decreased by $2.3 million as a result of our entry into the October 2018 exclusive license agreement with Precigen, Inc., or the License Agreement, pursuant to which we transferred all activities and rights related to our CD33-specific CAR+ therapy under the Ares Trading Agreement to Precigen. This decrease was offset by an increase of approximately $1.4 million related to our ongoing gene therapy trials and $0.2 million in employee related and contracted outside service expenses during the three months ended March 31, 2019.

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

For the three months ended March 31, 2019, our clinical stage projects included a Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; a Phase 1b/2 clinical trial with Ad-RTS-IL-12 plus veledimex in metastatic breast cancer; an investigator-led Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; and a Phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma were $0.9 million for the three months ended March 31, 2019, and $7.7 million from the project’s inception in June 2015 through March 31, 2019. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.5 million for the three months ended March 31, 2019 and $5.2 million from the project’s inception in December 2015 through March 31, 2019. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.3 million for the three months ended March 31, 2019 and $1.8 million from the projects inception in October 2017 through March 31, 2019.

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

General and administrative expenses. General and administrative expenses during the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018	Change
($ in thousands)
General and administrative	$4,145	$6,159	$(2,014)	-33%

General and administrative expenses for the three months ended March 31, 2019 decreased by $2.0 million as compared to three months ended March 31, 2018. The decrease for the three months ended March 31, 2019 was primarily due to a decrease of $2.2 million incurred during the three months ended March 31, 2018 relating to stock option modifications for a departing officer and director. The $2.2 million increase in stock compensation and employee related expenses was offset by a decrease of $0.2 million related to contracted outside services and facility expenses incurred during the three months ended March 31, 2019.

Other income (expense). Other income (expense) for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018	Change
($ in thousands)
Other income (expense), net	$187	$148	$39	26%
Change in derivative value	—	28	(28)	(100%)

Total	$187	$176

During the three months ended March 31, 2019, we recorded $187 thousand in other income compared to $148 thousand earned during the three months ended March 31, 2018. The increase is due to interest earned on our cash accounts which was higher during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recorded a gain on the change in fair value of the derivative liabilities of $28 thousand relating to our Series 1 preferred stock that was outstanding at the time. The Series 1 preferred stock was forfeited and returned to us in October 2018 and is no longer outstanding.

Liquidity and Capital Resources

As of March 31, 2019, we have approximately $51.5 million of cash and cash equivalents. Given our development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2020 and we currently have no committed sources of additional capital. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts.

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

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
($ in thousands)
Net cash provided by (used in):
Operating activities	$(10,232)	$(18,957)
Investing activities	(10)	(150)
Financing activities	—	(731)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(10,242)	$(19,838)

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

Net cash used in operating activities for the three months ended March 31, 2019 was $10.2 million, as compared to net cash used in operating activities of $19.0 million for the three months ended March 31, 2018. The net cash used in operating activities for the three months ended March 31, 2019 was primarily due to our net loss of $13.2 million, offset by the change in prepaid and other expenses of $2.5 million, and change in accrued expenses and other liabilities of $1.9 million. The net cash used in operating activities for the three months ended March 31, 2018 was primarily due to our net loss of $16.0 million, offset by the change in prepaid expenses of $1.2 million, and change in accrued expenses and other liabilities of $3.1 million.

Net cash used in investing activities was $10 thousand for the three months ended March 31, 2019 compared to $150 thousand for the three months ended March 31, 2018. The change was due to a decrease during the three months ended March 31, 2019 in expenses related to the purchase of offsite equipment to support our programs at MD Anderson.

Net cash used in financing activities for the three months ended March 31, 2018 was $731 thousand and we did not use any cash in financing activities for the three months ended March 31, 2019. The $731 thousand used in financing activities is primarily attributable to restricted stock to cover taxes on stock exercises during the three months ended March 31, 2018.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At March 31, 2019, our accumulated deficit was approximately $579.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of March 31, 2019 was $65.8 million, consisting of $74.1 million in current assets and $8.3 million in current liabilities. Working capital as of December 31, 2018 was $74.8 million, consisting of $84.3 million in current assets and $9.5 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of March 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$1,803	$745	$1,058	$—	$—
CRADA	$6,875	2,500	4,375	—	—
Royalty and license fees	$2,000	100	200	200	1,500

Total	$10,678	$3,345	$3,758	$2,075	$1,500

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston and office space in Houston. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston through August 31, 2021. On January 30, 2018, we entered into a lease agreement for office space in Houston at MD Anderson through April 15, 2021. On March 12, 2019 we entered into a lease agreement for office space in Houston through April 2021.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. In February 2019, we extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. Our respective obligations for the CRADA is reflected above with $2.5 million in the column “Less than 1 Year”, and $4.4 million in the column “2-3 Years.”

On October 5, 2018, we entered into an exclusive license agreement with Precigen. Under the license agreement, we are obligated to pay Precigen an annual licensing fees of $100 thousand, which we expect to be paid through the term of the agreement.

Off-balance sheet arrangements

During the three months ended March 31, 2019 and 2018, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2019. See Note 5, Summary of Significant Accounting Policies for a discussion of our adoption of ASC 606 relating to revenue recognition and Note 8 relating to our adoption of ASC 842, Leases.

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

Effect of Currency Exchange Rates and Exchange Rate Risk Management

We currently have no studies outside of the United States. Therefore, any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated and accounted for our lease recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

As of March 31, 2019, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

*We will require substantial additional financial resources to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2019, we had a net loss of $13.4 million, and, as of March 31, 2019, we have incurred approximately $579.8 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of March 31, 2019, we have approximately $51.5 million of cash and cash equivalents. Given our current development plans, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2020, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. As of March 31, 2019, we have incurred approximately $579.8 million of accumulated deficit and had approximately $51.5 million of cash and cash equivalents. Given our current development plans, we anticipate that our current cash resources will be sufficient to fund our operations into the second quarter of 2020. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.

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

* Any termination of our licenses with Precigen or MD Anderson could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

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

In addition, under our License Agreement, Precigen is obligated to provide certain transition services and transfer certain know-how to us. There is no guarantee that Precigen will perform these activities to our satisfaction, if at all. If Precigen fails to perform these activities our ability to pursue our clinical programs may be adversely affected.

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

We have never paid dividends on our common stock and we do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in us will be realized, if at all, only when you sell shares of our common stock

Our ability to use net operating loss carryforwards and research tax credits to reduce future tax payments may be limited or restricted.

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

As of March 31, 2019, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 30.2% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of common stock for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share
January 1 to January 31, 2019	165,178	(1)	$2.24
February 1 to February 28, 2019	—		$—
March 1 to March 31, 2019	—		$—

Total	165,178

(1)

Represents the total number of shares of our common stock delivered to us by certain employees to satisfy the statutory tax withholding obligations owed in connection with stock awards granted to such employees under the Ziopharm Oncology, Inc. 2012 Equity Incentive Plan, as amended to date.

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

Dated: May 8, 2019

By:	/s/ Kevin G. Lafond
Kevin G. Lafond
Senior Vice President Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer))
Dated: May 8, 2019