Form 10-Q
period 2019-06-30
ZIOPHARM ONCOLOGY INC
filed 2019-08-08
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 24, 2019, was 162,552,963 shares.

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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$43,563	$61,729
Receivables	1,460	1,864
Prepaid expenses and other current assets	20,836	20,692

Total current assets	65,859	84,285
Property and equipment, net	877	1,097
Operating lease right of use assets	1,438	—
Deposits	130	128
Other non-current assets	4,869	9,541

Total assets	$73,173	$95,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941	$707
Accrued expenses	8,799	8,763
Lease liability - current portion	660	—
Deferred rent - current portion	—	13

Total current liabilities	10,400	9,483
Lease liability - noncurrent portion	778	—
Deferred rent - noncurrent portion	—	4

Total liabilities	11,178	9,487

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized; 162,477,963 and 142,379,770 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	162	161
Additional paid-in capital	656,216	651,732
Accumulated deficit	(594,383)	(566,329)

Total stockholders’ equity	61,995	85,564

Total liabilities and stockholders’ equity	$73,173	$95,051

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$—	$—	$—	$146

Operating expenses:
Research and development	9,998	7,489	19,474	17,672
General and administrative	4,755	4,889	8,900	11,048

Total operating expenses	14,753	12,378	28,374	28,720

Loss from operations	(14,753)	(12,378)	(28,374)	(28,574)
Other income, net	133	164	320	312
Change in fair value of derivative liabilities	—	183	—	211

Net loss	$(14,620)	$(12,031)	$(28,054)	$(28,051)
Preferred stock dividends	$—	$(5,462)	$—	$(10,582)

Net loss applicable to common stockholders	$(14,620)	$(17,493)	$(28,054)	$(38,633)

Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.17)	$(0.27)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	160,789,272	141,017,898	160,718,313	140,935,964

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2018

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2018

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	123,268	$149,039	142,398,936	$142	$613,302	$(736,593)	$(123,149)
Stock-based compensation	—	—	—	—	1,711	—	1,711
Exercise of employee stock options	—	—	104,166	—	240	—	240
Repurchase of restricted common stock	—	—	(123,332)	—	(544)	—	(544)
Preferred stock dividends	3,734	5,389	—	—	(5,462)	—	(5,462)
Net loss	—	—	—	—	—	(12,031)	(12,031)

Balance at June 30, 2018	127,002	$154,428	142,379,770	$142	$609,247	$(748,624)	$(139,235)

For the Six Months Ended June 30, 2018

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	119,644	143,992	142,658,037	143	615,493	(712,442)	(96,806)
Adjustment for implementation of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	5,370	—	5,370
Exercise of employee stock options	—	—	104,166	—	240	—	240
Cancelled restricted common stock	—	—	(70,867)	—	—	—	—
Repurchase of restricted common stock	—	—	(311,566)	(1)	(1,274)	—	(1,275)
Preferred stock dividends	7,358	10,436	—	—	(10,582)	—	(10,582)
Net loss	—	—	—	—	—	(28,051)	(28,051)

Balance at June 30, 2018	127,002	$154,428	142,379,770	$142	$609,247	$(748,624)	$(139,235)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2019

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2019

	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2019	162,287,161	$162	$653,817	$(579,763)	$74,216
Stock-based compensation	—	—	1,799	—	1,799
Exercise of employee stock options	258,068	—	600	—	600
Cancelled restricted common stock	(67,266)	—	—	—	—
Net loss	—	—	—	(14,620)	(14,620)

Balance at June 30, 2019	162,477,963	$162	$656,216	$(594,383)	$61,995

For the Six Months Ended June 30, 2019

	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2018	161,066,136	$161	$651,732	$(566,329)	$85,564
Stock-based compensation	—	—	3,255	—	3,255
Exercise of employee stock options	258,068	—	600	—	600
Issuance of restricted common stock	1,393,536	1	999	—	1,000
Cancelled restricted common stock	(74,599)	—	—	—	—
Repurchase of restricted common stock	(165,178)	—	(370)	—	(370)
Net loss	—	—	—	(28,054)	(28,054)

Balance at June 30, 2019	162,477,963	$162	$656,216	$(594,383)	$61,995

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,054)	$(28,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296	255
Stock-based compensation	4,255	5,370
Change in fair value of derivative liabilities	—	(211)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	404	(645)
Prepaid expenses and other current assets	(144)	7,892
Other noncurrent assets	4,672	(8,447)
Deposits	(2)	—
Increase (decrease) in:
Accounts payable	234	(3,829)
Accrued expenses	36	(1,245)
Deferred revenue	—	(146)
Deferred rent	17	(74)
Other liabilities	(33)	—

Net cash used in operating activities	(18,319)	(29,131)

Cash flows from investing activities:
Purchases of property and equipment	(77)	(376)

Net cash used in investing activities	(77)	(376)

Cash flows from financing activities:
Proceeds from exercise of stock options	600	240
Repurchase of common stock	(370)	(1,275)

Net cash provided by (used in) financing activities	230	(1,035)

Net decrease in cash and cash equivalents, and restricted cash	(18,166)	(30,542)
Cash and cash equivalents, and restricted cash, beginning of period	61,729	71,335

Cash and cash equivalents, and restricted cash, end of period	$43,563	$40,793

Supplementary disclosure of cash flow information:
Compensation paid in common stock, gross	$1,000	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$—	$10,582

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

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2019, the Company had approximately $43.6 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $594.4 million. Given its current development plans, along with the $45.0 million in gross proceeds from the July 2019 private placement, the Company anticipates cash resources will be sufficient to fund operations into the first half of 2021. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

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

The results disclosed in the statements of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company’s most significant estimates and judgments used in the preparation of its financial statements are:

•	Clinical trial expenses;

•	Collaboration agreements and revenue recognition;

•	Fair value measurements of stock-based compensation and Series 1 preferred stock; and

•	Income taxes

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed below, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

On December 18, 2018, the Company and TriArm Therapeutics, Ltd., or TriArm, announced their plans to establish a joint venture, Eden BioCell, Ltd., to lead clinical development and commercialization of Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. TriArm is a cell therapy company with operations in Germany, China and the United States.

For the territory of China, Taiwan and Korea, the Company has licensed the rights to Eden BioCell, Ltd., or Eden BioCell, for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is jointly-owned by the Company and TriArm. TriArm has committed up to $35.0 million to this joint venture. Under the terms of the agreement, Eden BioCell has rights in the region to CAR-T cells very rapidly manufactured in two days or less using the Sleeping Beauty platform to express a CD19-specific CAR and membrane-bound interleukin 15, or mbIL15, along with a kill switch. The Company and TriArm share decision-making authority and TriArm will manage all clinical development to execute trials in China for Eden BioCell. On January 3, 2019 Eden BioCell was incorporated in Hong Kong and the transaction closed on July 5, 2019.

On July 29, 2019, the Company announced that it entered into an agreement with existing investors for the exercise of previously issued warrants to purchase common stock in a private placement. Pursuant to the terms of the agreement, investors have agreed to exercise warrants for an aggregate of 15,015,152 shares of common stock, at an exercise price of $3.01 per share. The warrants being exercised were originally issued by the Company in a private placement that closed in November 2018. The Company will issue new warrants to purchase up to 15,015,152 additional shares of common stock. The warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00. Gross proceeds from the offering, before deducting placement agent and other offering expenses is approximately $45.0 million.

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

The adoption of Topic 842 on January 1, 2019 resulted in recognition of approximately $1.6 million of right-of-use assets and $1.6 million of lease liabilities on the Company’s balance sheets. The adoption did not have a material impact on the Company’s statements of operations or accumulated deficit. The Company has implemented changes to related processes, controls and disclosures in connection with the adoption of Topic 842.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The guidance in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company adopted this ASU on January 1, 2019. The adoption did not have a material impact on the Company’s financial statements.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,706	$24,706	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,437	$24,437	$—	$—

The cash equivalents represent deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at June 30, 2019 and 2018 consisted of the following:

	June 30,
	2019	2018
Stock options	5,077,591	4,303,802
Inducement stock options	500,000	—
Unvested restricted stock	1,554,579	1,198,868
Warrants	18,939,394	—
Preferred stock	—	41,754,054

	26,071,564	47,256,724

On October 5, 2018, the Company and Precigen, Inc., or Precigen, a wholly owned subsidiary of Intrexon Corporation, or Intrexon, entered into an exclusive license agreement, or the License Agreement, to replace all existing agreements between the companies that provides the Company with certain exclusive and non-exclusive rights to technology controlled by Precigen. In consideration of the Company entering into the License Agreement, Intrexon agreed to forfeit and return to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement (Note 8).

5. Revenue Recognition

The Company adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment to the Company’s financial statements due to the adoption of ASC 606 is related to the Company’s License and Collaboration Agreement with Ares Trading S.A., a subsidiary of Merck KGaA, or the Ares Trading Agreement (Note 6), which was the Company’s sole open revenue contract outstanding at January 1, 2018. The Company has not recognized any revenue in the three and six months ended June 30, 2019.

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

As it relates to the Ares Trading Agreement (Note 6), the Company recognized the upfront payment associated with its one open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As described above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices (Note 6).

The Company did not believe that any variable consideration should be included in the transaction price at the date of adoption of ASC 606 on January 1, 2018. Such assessment considered the application of the constraint to ensure that estimates of variable consideration would be included in the transaction price only to the extent the Company had a high degree of confidence that revenue would not be reversed in a subsequent reporting period. The Company re-evaluated the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period since adoption, as applicable.

On October 5, 2018, the Company entered into the license agreement with Precigen (Note 8). As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) the Channel Agreement previously entered into with Intrexon Corporation (the “Channel Agreement”), including all amendments to the Channel Agreement; (b) certain rights and obligations pursuant to the Ares Trading Agreement; (c) the MD Anderson License (Note 6); and (d) that certain Research and Development Agreement between the Company, Intrexon and The University of Texas MD Anderson Cancer Center, or MD Anderson, with an effective date of August 17, 2015 or the Research and Development Agreement, and any amendments or statements of work thereto.

In partial consideration of the Company entering into the License Agreement, Precigen is required to use diligent good faith efforts to transfer the Company’s rights and obligations under the Ares Trading Agreement to Intrexon (or its affiliate). As a result, the Company has very limited remaining obligations under the Ares Trading Agreement, and following the Company’s entry into the License Agreement, will not be recognizing any additional revenue under the Ares Trading Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies

License Agreements

Exclusive License Agreement with Precigen, Inc.

On October 5, 2018, the Company entered into the License Agreement, with Precigen. As between the Company and Precigen, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Intrexon, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Intrexon to Precigen; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between the Company, Intrexon and ARES TRADING S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Intrexon to Precigen, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Intrexon, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Intrexon and assumed by Precigen effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Intrexon and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

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

In consideration of entering into the License Agreement, Intrexon has forfeited and returned to the Company all shares of Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement (Note 8).

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

Pursuant to the Research and Development Agreement, the Company, Precigen and MD Anderson formed a joint steering committee to oversee and manage the new and ongoing research programs. Under the License Agreement with Precigen, the Company and Precigen agreed that Precigen would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the Research and Development Agreement extending its term until April 15, 2021. During the six months ended June 30, 2019 and 2018, the Company expensed approximately $3.0 million and $2.2 million, respectively, for its research programs being conducted in Houston. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $24.2 million, of which $19.4 million is included in other current assets and the remaining $4.8 million is included in non-current assets at June 30, 2019. At December 31, 2018, the net balance of cash resources on hand at MD Anderson available to offset expenses and future costs was $27.8 million, of which $18.4 million was included in other current assets and the remaining $9.4 million was included in non-current assets.

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

License Agreement with the National Cancer Institute

On May 28, 2019, the Company entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. Pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, p53 and EGFR. In addition, pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies.

Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million, which is included in current liabilities at June 30, 2019. The Company also agreed to reimburse the NCI for past patent expenses in the aggregate amount of approximately $46 thousand. At June 30, 2019, the Company recorded both the $1.5 million payment due upon the execution of the Patent License and the $46 thousand in patent expenses for accrued current liabilities on the Company’s balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

6. Commitments and Contingencies (Continued)

The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License.

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of the Company’s first sponsored phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License.

In addition, the Company is required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain net sales up to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. The Company must also pay the NCI royalties on net sales of products covered by the Patent License at rates in the low to mid-single digits depending upon the technology included in a licensed product. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NCI a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense.

The Patent License will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. The NCI may terminate or modify the Patent License in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the Patent License, or any portion thereof, in the Company’s sole discretion at any time upon 60 days’ written notice to the NCI. In addition, the NCI has the right to: (i) require the Company to sublicense the rights to the product candidates covered by the Patent License upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs and (ii) terminate or modify the Patent License, including if the Company is not satisfying requirements for public use as specified by federal regulations.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company’s researchers.

In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program through January 2022. The remaining obligation, as of June 30, 2019, to the NCI under the CRADA is $6.3 million over the next two years, payable in $0.6 million payments on a quarterly basis. The Company made payments of $0.6 million and $1.3 million, during the three and six months ended June 30, 2019 and 2018, respectively.

Exclusive Channel Partner Agreement with Precigen for the Cancer Programs

From 2011 to 2018, the Company was party to various arrangements with Intrexon (now Precigen) in which the Company used Precigen’s technology to research and develop cancer treatments in return for various future profit sharing and royalty arrangements. These agreements were modified or terminated by the License Agreement described in Note 8.

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

Precigen was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three and six months ended June 30, 2018, the Company expensed $36 thousand under the Ares Trading Agreement. The Company did not incur any costs under the agreement for the six months ended June 30, 2019 as there are no continuing obligations to reimburse Precigen for expenses under the Ares Trading Agreement under the terms of the License Agreement with Precigen.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

Under the License Agreement, Precigen agreed to perform all future obligations of the Company under the Ares Trading Agreement other than certain payment obligations. Accordingly, the Company recognized the remaining deferred revenue as part of the settlement of a related party relationship as described in Note 8.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia which was amended on July 31, 2014 to include an exclusive worldwide license. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia.

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

7. Related Party Transactions

Collaborations with Intrexon/ Precigen

During the three months ended June 30, 2018, the Company issued an aggregate of 3,734 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. At June 30, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $5.4 million which is a component of temporary equity. During the six months ended June 30, 2018, the Company recorded a gain on the change of the derivative liabilities in the amount of $0.2 million.

During the six months ended June 30, 2019 and 2018, the Company expensed $1.5 million and $4.7 million, respectively, for services performed by Precigen. As of June 30, 2019 and 2018, the Company recorded $1.1 million and $1.9 million, respectively, in current liabilities on its balance sheet for amounts due to Precigen.

On October 5, 2018, the Company entered into the License Agreement, the terms of which replaced the terms of the Channel Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Collaboration with Precigen and MD Anderson

On January 13, 2015, the Company, together with Intrexon, entered into the MD Anderson License with MD Anderson (which Intrexon subsequently assigned to Precigen). Pursuant to the MD Anderson License, the Company, together with Precigen, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015.

The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the six months ended June 30, 2018, the Company made one quarterly payment totaling $2.7 million, bringing the total aggregate payments to $41.9 million under this arrangement. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $24.2 million, of which $19.4 million is included in other current assets and the remaining $4.8 million is included in non-current assets at June 30, 2019. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis.

8. Settlement of a Related Party Relationship

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

Pursuant to the terms of the License Agreement, Precigen has granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target, subject to the terms of the Ares Trading Agreement, and (iii) TCR Products designed for neoantigens for the treatment of cancer. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR Products.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Settlement of a Related Party Relationship (continued)

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

Ziopharm agreed to reimburse Precigen for certain historical costs of the licensed programs up to $1.0 million, payable quarterly. The Company determined that the fair value of this program was $1.0 million, and this was expensed in accordance with ASC 730, Research and Development, during the year ended December 31, 2018 and it was included in accrued expense on the balance sheet. The accrued balance is $0.8 million at June 30, 2019.

The agreement also calls for an annual license fee of $0.1 million as long as the agreement is effective. The Company will also make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay Precigen tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 Products and CAR Products. The Company will also pay Precigen royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR Products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay Precigen 20% of any sublicensing income received by the Company relating to the licensed products.

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

In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement. In addition, Precigen is required to transfer all of Ziopharm’s rights and obligations under the Ares Trading Agreement to Intrexon (or its affiliate). See Note 6 for further information regarding the Company’s remaining obligations under the Ares Trading Agreement.

The Company determined that this transaction represented a capital transaction between related parties. The Company calculated the fair value of the preferred stock and the derivative liability on the date of the transaction, noting a total fair value of $163.3 million. The relinquishment of the Company’s obligation under the Ares Trading Agreement was also considered part of the overall capital transaction. The Company recognized an additional credit to accumulated deficit of $49.5 million as a result of the relief of the obligation under the Ares Trading Agreement (Note 6). The total amount of the settlement was $212.8 million.

The Company incurred approximately $7.4 million of transaction advisory costs with third-party vendors, of which $5.4 million was considered a direct cost associated with the Series 1 preferred stock extinguishment and is also included as part of the consideration transferred. The remaining $2.0 million of transaction costs were recognized as an expense during the year ended December 31, 2018.

The Company recognized a net credit to accumulated deficit of $207.3 million, calculated as the difference in the carrying value of the Series 1 preferred stock, derivative liability, and contract liability, and the consideration transferred of $5.4 million, in connection with the transaction. This amount is included in net income available to common shareholders in the calculation of earnings per share (Note 4).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Leases

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

The adoption of Topic 842 resulted in recognition of approximately $1.6 million of right-of-use assets and $1.6 million of lease liabilities on the Company’s balance sheets. The adoption did not have a material impact on the Company’s statements of operations or accumulated deficit. The Company has implemented changes to related processes, controls, and disclosures in connection with the adoption of Topic 842. The Company will review the classification of newly entered leases as either an operating or a finance lease and recognize a related right-of-use asset and lease liabilities on its balance sheets upon commencement.

In June 2012, the Company entered into a master lease for the Company’s corporate headquarters in Boston office, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of June 30, 2019, and December 31, 2018, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet.

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

On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the Houston lease agreement, the Company leases approximately one thousand and thirty-eight square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021. As of June 30, 2019, a total security deposit of $2 thousand is included in deposits on the Company’s balance sheet.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$182	$360

Total lease cost	$182	$360

Weighted-average remaining lease term (years)	2.40	2.40
Weighted-average discount rate	8.00%	8.00%

Cash paid for amounts included in the measurement of the lease liabilities were $0.4 million for the six months ended June 30, 2019.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Leases (continued)

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2019 (excluding the six months ended June 30, 2019)	373
2020	755
2021	491

Total lease payments	$1,619
Less: Imputed Interest and Adjustments	181

Present value of lease payments	$1,438

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the lease under ASC 840. Total rent expense for the three and six months ended June 30, 2018 was approximately $0.2 million and $0.4 million, respectively.

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

2019	723
2020	736
2021	488

Future minimum lease payments, net	$1,947

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Research and development	$297	$609	$729	$1,212
General and administrative	1,502	1,102	2,526	4,158

Stock-based compensation expense	$1,799	$1,711	$3,255	$5,370

The Company granted an aggregate of 199,422 and 1,695,755 stock options during the three and six months ended June 30, 2019 with a weighted-average grant date fair value of $3.13 and $1.80 per share, respectively. The Company granted an aggregate of 198,000 and 205,500 stock options during the three and six months ended June 30, 2018 with a weighted average grant date fair value of $3.06 and $3.06 per share, respectively.

On January 6, 2019, the Company paid an accrued annual performance bonus by issuing 446,428 shares of common stock.

On June 13, 2019 the Company extended the contractual life of 52,500 fully vested stock options held by a director of the Company. Additionally, on June 13, 2019, the Company accelerated the vesting and extended the contractual life of 126,700 stock options held by a director. These extensions and acceleration of vesting resulted in additional stock compensation expense of $0.4 million in the three and six months ended June 30, 2019.

On February 15, 2018, the Company extended the contractual life of 751,667 fully vested stock options held by an officer of the Company by an additional nine months. Additionally, on March 12, 2018, the Company extended the contractual life of 117,500 fully vested stock options held by a director. These extensions resulted in additional stock compensation expense of $0 and $0.5 million in the three and six months ended June 30, 2018, respectively.

The Company recognizes forfeitures as they occur.

For the three months ended June 30, 2019 and 2018, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended June 30,
	2019	2018
Risk-free interest rate	1.89 - 2.42%	2.66 - 2.91%
Expected life in years	5.75 - 6.25	6
Expected volatility	72.68 - 78.85%	81.48 - 81.66%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2019 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	5,277,085	$4.24
Granted	1,695,755	2.54
Exercised	(332,416)	2.95
Cancelled	(1,562,833)	4.14

Outstanding, June 30, 2019	5,077,591	$3.78	7.91	$12,463

Options exercisable, June 30, 2019	2,378,158	$4.90	5.93	$4,220

Options exercisable, December 31, 2018	3,099,935	$5.15	4.93	$88

Options available for future grant	4,069,982

At June 30, 2019, total unrecognized compensation costs related to unvested stock options outstanding amounted to $5.6 million. The cost is expected to be recognized over a weighted-average period of 1.58 years.

A summary of the status of unvested restricted stock for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2018	682,070	$3.47
Granted	1,393,536	2.24
Vested	(446,428)	2.24
Cancelled	(74,599)	3.41

Non-vested, June 30, 2019	1,554,579	$2.90

At June 30, 2019, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $3.3 million. The cost is expected to be recognized over a weighted-average period of 1.54 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Preferred Stock

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

On October 5, 2018, the Company and Precigen entered into the License Agreement to replace all existing agreements between the companies, which provides the Company with certain exclusive and non-exclusive rights to technology controlled by Precigen. In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement (Notes 6, 7 and 8).

12. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock were derivative financial instruments. The company values the embedded derivative financial instruments related to the Series 1 preferred stock as Level 3 financial liabilities (Note 3).

On October 5, 2018, the Company entered into the License Agreement with Precigen. In partial consideration for the termination of the former agreements, the Company and Precigen agreed that Intrexon would forfeit all outstanding shares of the Series 1 preferred stock held by Intrexon, including any accrued dividends and related financial instruments. Thus, upon closing of the transaction, these derivative financial instruments were no longer outstanding (Note 8).

13. Warrants

In connection with the Company’s November 2018 private placement which provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock which became exercisable six months after the closing of the private placement. The warrants have an exercise price of $3.01 per share and have a five-year term. The relative fair value of the warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

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

On July 29, 2019, the Company announced that it entered into an agreement with existing investors for the exercise of warrants issued during the November 2018 private placement to purchase common stock in a new private placement (Note 2).

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immunotherapy platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies that utilize the immune system by employing novel, controlled gene expression and innovative cell engineering technologies designed to deliver safe, effective, and scalable non-viral cell- and viral-based gene therapies for the treatment of multiple cancer types. Our first platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using a non-viral transposon/transposase system that is intended to stably reprogram T cells outside of the body for subsequent infusion. Our second platform is termed Controlled IL-12, which is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to attack cancer cells. We believe these two platforms have the potential to provide unique and powerful solutions to address the issues associated with (1) treating solid tumors with heterogeneous and unknown antigens, and (2) providing cost-effective scalable manufacturing solutions for T cell receptor T cell, or TCR+ T, therapies for solid tumors and chimeric antigen receptor, or CAR T cell, or CAR+ T, therapies targeting CD19 on malignant B cells. We expect programs from our two platform technologies to be in the clinic in 2019.

Using our Sleeping Beauty platform, we are developing TCR+ T therapies initially to target solid tumors. Our T cell receptor, or TCR, program designs and manufactures T cells that are intended to target tumor-specific antigens, thereby delivering personalized therapy that can attack an individual patient’s cancer. These antigens are referred to as neoantigens as they are only expressed by the tumor, reducing the potential for toxicity upon targeting normal cells. A minority of neoantigens are shared between patients and between classes of tumors and are referred to as “hotspots”. The Sleeping Beauty system uses DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis (addressing inter-tumor heterogeneity) and possibly to express more than one TCR for each patient (addressing intra-tumor heterogeneity). The genetic modification using the Sleeping Beauty system of recipient-derived products enables us to target neoantigens in two ways. The first recognizes that most neoantigens are unique to each patient’s tumor and we plan to infuse TCR+ T cells expressing recipient-derived (autologous) TCRs. The second is based on the finding that some neoantigens in hotspots are shared between patients and we plan to administer TCR+ T expressing allogeneic TCRs from a library derived from third parties. We believe the scalability of our approach provides a competitive advantage to alternative viral-based approaches to T cell manufacturing. Under our Cooperative Research and Development Agreement, or CRADA, the National Cancer Institute, or the NCI, intends to initiate a clinical trial in patients with a variety of solid tumors using the Sleeping Beauty platform to genetically modify T cells to target patient-specific neoantigens in mid-2019. The clinical trial will be under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI.

We are also developing CAR+ T therapies using our Sleeping Beauty platform. Our CAR+ T program seeks to solve the complex and costly manufacturing limitations of existing CD19-specific CAR+ T therapies that we believe will continue limiting their commercial potential. We believe using DNA plasmids in the Sleeping Beauty system to express a CD19-specific CAR and our proprietary membrane-bound interleukin 15, or mbIL15, in resting T cells obtained from peripheral blood will enable infused T cells to propagate within the patient to target leukemia and lymphoma, thus avoiding the need to numerically expand T cells for weeks in bioreactors before patient administration. The mbIL15 is co-expressed with a “kill switch” or “safety switch” to conditionally eliminate infused T cells. We expect the lower cost of DNA plasmids compared with the virus used by other CAR+ T programs, together with the avoidance of lengthy ex vivo manufacturing, will reduce the cost and complexity of manufacturing CAR+ T cells. These technologies should enable T cells to be infused within two days of gene transfer in a process we refer to as rapid personalized manufacture, or RPM. We are advancing our CAR+ T therapies in the United States in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, to target CD19 on malignant B cells. In addition, in a joint venture with TriArm Therapeutics, Ltd., or TriArm, we have formed Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of Sleeping Beauty-generated CD19-specific RPM CAR-T therapies in the People’s Republic of China, Taiwan and Korea. Eden BioCell is owned equally by us and TriArm and the parties share decision-making authority. TriArm has committed up to $35.0 million to this joint venture and will manage all clinical development to execute trials in the territory.

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus (Ad-RTS-hIL-12) plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown, including brain cancer. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose, which is critical for this potent cytokine. In a phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM, a subset of patients (n=6) who received low-dose steroids along with 20 mg of veledimex plus Ad-RTS-hIL-12, achieved 17.8 months median overall survival, or OS, compared with five to eight months OS established in historical controls. Thirty-six additional patients with rGBM have been recruited into a sub study designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We are currently enrolling patients with rGBM to receive Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab) in a phase 1 dose-escalation trial. In November 2018, we announced a clinical supply agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1antibody Libtayo® (cemiplimab-rwlc) for the treatment of patients with rGBM.

As of June 30, 2019, we had cash and cash equivalents of approximately $43.6 million. Given our current development plans, along with the $45.0 million in gross proceeds from the July 2019 private placement, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the first half of 2021. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than currently anticipated. Management does not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we our unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2019, we had a net loss of $28.1 million, and, as of June 30, 2019, we have incurred approximately $594.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

Organizational Updates

•

Satyavrat (Sath) Shukla was appointed as our Chief Financial Officer, effective July 22, 2019. Mr. Shukla will direct all financial planning, analysis and reporting, treasury and tax functions, and will take on a key leadership role in our capital strategy development and investor relations activities.

•

Effective July 29, 2019, Drew Deniger, Ph.D., joined us from the NCI to lead our TCR program. Since 2013, Dr. Deniger has worked at the NCI under Dr. Steven Rosenberg where he has served as Lead Investigator for the group’s efforts in three initiatives: identifying hotspot neoantigens for T-cell therapy; targeting neoantigens in metastatic endometrial and ovarian cancers; and non-viral gene therapy using the Sleeping Beauty system to generate TCR-modified T cells targeting neoantigens.

•

On June 13, 2019, Heidi Hagen was appointed to our board of directors. Also, on June 13, 2019, Scott Braunstein, M.D., Laurence Cooper, M.D., Ph.D., Elan Ezickson, Douglas Pagán, and Scott Tarriff were re-elected to our board at our 2019 annual meeting of stockholders. James Cannon stepped down from our board when his term expired at our 2019 annual meeting of stockholders.

Clinical and Regulatory Developments

•

Under our CRADA, the NCI is undertaking a clinical trial with enrollment expected to begin in mid-2019. The NCI is developing autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express TCRs that recognize neoantigens expressed by patients’ solid tumors. On June 11, 2019, we announced that the U.S. Food and Drug Administration, or FDA, had cleared the investigational new drug application submitted by the NCI for this clinical trial.

•

Enrollment has commenced in our phase 2 clinical trial evaluating Controlled IL-12 in combination with PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of rGBM in adults. The multi-center trial will be conducted at approximately 10 hospitals specializing in the treatment of brain cancers in the United States. This open-label, single-arm phase 2 trial will enroll approximately 30 patients with rGBM, with the primary endpoints being safety and efficacy. Patients with rGBM scheduled for resection who have not been treated previously with inhibitors of immune-checkpoint pathways will receive Ad-RTS-hIL-12 intratumorally at the time of surgical resection plus a dose of veledimex (20mg), daily for 14 days. Patients will receive cemiplimab intravenously (350 mg) every three weeks until documented progression or withdrawal from the clinical trial.

•

On June 26, 2019, we announced the completion of enrollment of the third cohort of a phase 1 clinical trial evaluating Controlled IL-12 in combination with the PD-1 inhibitor OPDIVO® (nivolumab) for the treatment of rGBM in adults. Following the completion of enrollment of the third cohort, we elected to expand this clinical trial to include additional patients with rGBM.

•

On June 2, 2019, we announced the presentation of new interim analyses of clinical data from Ad-RTS-hIL-12 plus veledimex, both as monotherapy and in combination with a PD-1 inhibitor, for the treatment of recurrent or progressive glioblastoma multiforme in adults, at the American Society for Clinical Oncology (ASCO) Annual Meeting.

•

On April 1, 2019, we announced that the FDA has granted Fast Track Designation for our Controlled IL-12 program for the treatment of recurrent or progressive glioblastoma multiforme in adults. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. Additionally, on August 8, 2019, we announced that the European Medicines Agency Committee for Orphan Medicinal Products adopted a positive opinion recommending Controlled IL-12 for designation as an orphan medicinal product for the treatment of glioma.

•

Patients are being followed in a phase 1 investigator-led trial at MD Anderson to infuse CD19-specific CAR+ T cells based on genetic modification with the Sleeping Beauty system for patients with B-cell leukemias and lymphomas. This second-generation trial explored T cell dosing and time to manufacture.

•

In 2019, we expect to file an investigational new drug application with the FDA and initiate a phase 1 clinical trial in the United States infusing CD19-specific CAR+ T therapies manufactured using our RPM technology to produce T cells in two days or less after gene transfer. This clinical trial will infuse donor-derived T cells after allogeneic bone marrow transplantation for recipients who relapse with CD19+ leukemias and leukemias. We have prioritized this clinical trial while efforts remain ongoing to advance our RPM technology using patient-derived (autologous) T cells to treat patients with relapsed or refractory CD19+ leukemias and lymphomas.

Business Developments

•

On July 5, 2019, we closed our joint venture with TriArm, launching Eden BioCell, which will lead clinical development and commercialization of Sleeping Beauty-generated CD19-specific RPM CAR-T therapies in the People’s Republic of China, Taiwan and Korea.

•

On July 26, 2019, we entered into a securities issuance agreement with certain institutional and accredited investors who are holders of warrants to purchase our common stock that were issued in November 2018, pursuant to which (i) the investors agreed to exercise their existing warrants for an aggregate of 15,015,152 shares of common stock, at an exercise price of $3.01 per share and (ii) we agreed to issue to the investors new warrants to purchase 15,015,152 additional shares of our common stock, at an exercise price of $7.00 per share, for gross proceeds to us of approximately $45.0 million. The securities issued by us pursuant to the securities issuance agreement and to be issued upon exercise of the warrants were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. When issuing the new warrants, we relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws and will file a Form D with the SEC within the required timeframe. In connection with the entry into the securities issuance agreement, we also entered into a registration rights agreement with the investors, pursuant to which, we agreed to prepare and file a registration statement with the SEC within 60 business days after the closing of the transaction for the purposes of registering the resale of the common stock underlying the new warrants.

Financial Overview

Overview of Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months ended June 30, 2018

Revenue. Revenue during the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
Collaboration revenue	$—	$—	$ —	0%	$—	$146	$ (146)	-100%

We recognized previously deferred revenue from our License and Collaboration Agreement among us, Precigen and Ares Trading S.A., or the Ares Trading Agreement, amounting to $0.1 million for the six months ended June 30, 2018 under ASC 605. During the three months ended June 30, 2019 and 2018, we did not recognize any revenue as we did not have any outstanding contract liability under ASC 606.

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
Research and development	$9,998	$7,489	$2,509	34%	$19,474	$17,672	$1,802	10%

Research and development expenses for the three months ended June 30, 2019 increased by $2.5 million when compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, our research and development costs increased by $3.2 million as a result of payments under our patent license agreement with the NCI and increased nonclinical research and development to support our cell therapy programs. These increases were offset by decreases of approximately $0.1 million related to gene therapy programs and $0.6 million related to stock compensation, contracted outside services, and other employee related expenses during the three months ended June 30, 2019.

Research and development expenses for the six months ended June 30, 2019 increased by $1.8 million when compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, our research and development costs increased by $1.5 million as a result of a milestone payment after our entry into a patent license with the NCI in May 2019 $0.9 million for increased manufacturing and nonclinical research and development costs to support our cell therapy programs, and $1.3 million for increased manufacturing and clinical research and development costs to support our gene therapy programs. These increases were offset by a decrease of approximately $1.5 million related to activities associated with our CD33-specific CAR+ program, which has been transferred to Precigen under the terms of the License Agreement. Additionally, the increased costs associated with our research and development efforts were offset by a decrease of approximately $0.4 million related to stock compensation, contracted outside services, and other employee related expenses during the three months ended June 30, 2019.

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

For the six months ended June 30, 2019, our clinical stage projects included a phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; an investigator-led phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; and a phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma were $0.6 million for the six months ended June 30, 2019, and $7.4 million from the project’s inception in June 2015 through June 30, 2019. The expenses incurred by us to third parties for our investigator-led phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.6 million for the six months ended June 30, 2019 and $5.3 million from the project’s inception in December 2015 through June 30, 2019. The expenses incurred by us to third parties for our investigator-led phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $34 thousand for the six months ended June 30, 2019 and $1.5 million from the project’s inception in October 2017 through June 30, 2019.

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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
General and administrative	$4,755	$4,889	$(134)	0%	$8,900	$11,048	$(2,148)	-19%

General and administrative expenses for the three months ended June 30, 2019 decreased by $0.1 million as compared to three months ended June 30, 2018. The decrease for the three months ended June 30, 2019 was primarily due to a decrease of $0.8 million for consulting and advisory services incurred during the three months ended June 30, 2019. These costs were offset by approximately $0.7 million in stock compensation and employee related expenses due stock option modifications for a departing officer and director

General and administrative expenses for the six months ended June 30, 2019 decreased by $2.1 million as compared to six months ended June 30, 2018. During the six months ended June 30, 2018, general and administrative expenses were higher than the six months ended June 30, 2019 due to $1.5 million of expenses related to stock option modifications for a departing officer and director and $0.8 million in costs related to consulting and advisory services. This $2.3 million increase in the prior year period was offset by a decrease of $0.2 million related to employee related and other expenses incurred during the six months ended June 30, 2019.

Other income (expense). Other income (expense) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
Other income (expense), net	$133	$164	$(31)	(19%)	$320	$312	$8	3%
Change in derivative value	—	183	(183)	(100%)	—	211	(211)	(100%)

Total	$133	$347			$320	$523

During the three months ended June 30, 2019, we recorded $0.1 million in other income compared to $0.2 million during the three months ended June 30, 2018. The decrease is due to a decrease in interest earned on our cash accounts compared to the three months ended June 30, 2018. During the three months ended June 30, 2018, we recorded a gain on the change in fair value of the derivative liabilities of $0.2 million relating to our Series 1 preferred stock that was outstanding at the time. The Series 1 preferred stock was forfeited and returned to us in October 2018 and is no longer outstanding.

During the six months ended June 30, 2019, we recorded $0.3 million in other income compared to $0.3 million during the six months ended June 30, 2018. During the six months ended June 30, 2018, we recorded a gain on the change in fair value of the derivative liabilities of $11 thousand relating to our Series 1 preferred stock that was outstanding at the time. The Series 1 preferred stock was forfeited and returned to us in October 2018 and is no longer outstanding.

Liquidity and Capital Resources

As of June 30, 2019, we have approximately $43.6 million of cash and cash equivalents. Given our development plans, along with the $45.0 million in gross proceeds from the July 2019 private placement, we anticipate our cash resources will be sufficient to fund our operations into the first half of 2021. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts.

In addition to these factors, our actual cash requirements may vary materially from our current expectations due to a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and the costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

In June 2019, we entered into an “at-the-market”, or ATM, open market sale agreement with Jefferies LLC, or Jefferies, acting as sale agent with an aggregate offering value of up to $100.0 million which allows us to sell shares of our common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the open market sale agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. The compensation to Jefferies for sales of our common stock pursuant to the open market sale agreement will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the agreement. No shares of common stock have been issued to date under our ATM open market sale agreement.

Subsequent to June 30, 2019 and prior to the filing of this Quarterly Report on Form 10-Q, we entered into a securities issuance agreement with certain institutional and accredited investors who are also holders of warrants to purchase our common stock that were issued in November 2018, pursuant to which (i) the investors agreed to exercise their existing warrants for an aggregate of 15,015,152 shares of common stock, at an exercise price of $3.01 per share and (ii) we agreed to issue to the investors new warrants to purchase 15,015,152 additional shares of our common stock, at an exercise price of $7.00 per share, for gross proceeds to us of approximately $45.0 million.

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

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
($ in thousands)
Net cash provided by (used in):
Operating activities	$(18,319)	$(29,131)
Investing activities	(77)	(376)
Financing activities	230	(1,035)

Net decrease in cash, cash equivalents, and restricted cash	$(18,166)	$(30,542)

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

Net cash used in operating activities for the six months ended June 30, 2019 was $18.3 million, as compared to net cash used in operating activities of $29.1 million for the six months ended June 30, 2018. The net cash used in operating activities for the six months ended June 30, 2019 was primarily due to our net loss of $28.1 million, offset by the change in prepaid and other assets of $4.5 million primarily related to the use of our long term and short term funds at MD Anderson, a change in non-cash stock-based compensation and depreciation of $4.6 million, and changes in accrued expenses and other liabilities of $1.8 million. The net cash used in operating activities for the six months ended June 30, 2018 was primarily due to our net loss of $28.1 million, offset by the change in prepaid expenses of $8.4 million, and change in accrued expenses and other liabilities of $5.3 million.

Net cash used in investing activities was $77 thousand for the six months ended June 30, 2019 compared to $0.4 million for the six months ended June 30, 2018. The change was due to a decrease during the six months ended June 30, 2019 in expenses related to the purchase of offsite equipment to support our programs at MD Anderson.

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.2 million due to cash received for stock option exercises during the three months ended June 30, 2019. The $1.0 million used in financing activities is primarily attributable to restricted stock to cover taxes on stock exercises during the six months ended June 30, 2018.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2019, our accumulated deficit was approximately $594.4 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of June 30, 2019 was $56.5 million, consisting of $65.9 million in current assets and $9.4 million in current liabilities. Working capital as of December 31, 2018 was $74.8 million, consisting of $84.3 million in current assets and $9.5 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of June 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 -3 years	4 -5 years	More than 5 years
Operating leases	$1,618	$748	$870	$—	$—
CRADA	$6,250	2,500	3,750	—	—
Royalty and license fees	$5,250	1,600	950	700	2,000

Total	$13,118	$4,848	$5,570	$700	$2,000

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

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. In February 2019, we extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. Our respective obligations for the CRADA is reflected above with $2.5 million in the column “Less than 1 Year”, and $3.8 million in the column “2-3 Years”.

On October 5, 2018, we entered into an exclusive license agreement with Precigen. Under the license agreement, we are obligated to pay Precigen an annual licensing fees of $0.1 million, which we expect to be paid through the term of the agreement.

On May 28, 2019, we entered into the patent license agreement, or the Patent License, with the NCI. Pursuant to the terms of the Patent License, we are required to pay an aggregate amount of $1.5 million to the NCI, with a $0.5 million payment due within sixty days of the execution date of the Patent License and additional $0.5 million payments due on the six- and twelve-month anniversaries of the Patent License. The terms of the Patent License also require we pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. Our respective obligations for the CRADA is reflected above with $1.5 million in the column “Less than 1 year”, $0.8 million in the column “2-3 years”, $0.5 million in the column “4-5 years”, and $0.5 million in the “More than 5 years” column.

Off-balance sheet arrangements

During the six months ended June 30, 2019 and the year ended December 31, 2018, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2019. See Note 3, Summary of Significant Accounting Policies for a discussion of our adoption of ASC 606 relating to revenue recognition and Note 9 relating to our adoption of ASC 842, “Leases”.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated and accounted for our lease recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

As of June 30, 2019, based on information readily available, there are no matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2019, we had a net loss of $28.1 million, and, as of June 30, 2019, we have incurred approximately $594.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of June 30, 2019, we have approximately $43.6 million of cash and cash equivalents. Given our current development plans, along with the $45.0 million in gross proceeds from the July 2019 private placement, we anticipate cash resources will be sufficient to fund our operations into the first half of 2021. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. As of June 30, 2019, we have incurred approximately $594.4 million of accumulated deficit and had approximately $43.6 million of cash and cash equivalents. Given our current development plans, along with the $45.0 million in gross proceeds from the July 2019 private placement, we anticipate that our current cash resources will be sufficient to fund our operations into the first half of 2021. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.

In addition to the factors above, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

*We face substantial competition from other biopharmaceutical companies, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

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

Our TCR program faces competition from companies targeting shared antigens, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, Kite Pharma Inc./Gilead Sciences, Inc., Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc., and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG, Neon Therapeutics Inc. and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors.

We are initially developing our Controlled IL-12 platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma.

Several companies have product candidates in phase 3 development for the treatment of glioblastoma, including, but not limited to, Tocagen Inc., Vascular Biogenics Ltd., and DelMar Pharmaceuticals, Inc. Several companies and institutions have product candidates currently in phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc.

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

* Any termination of our licenses with Precigen, MD Anderson or the National Cancer Institute could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

We are dependent on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson, Precigen and the National Cancer Institute, or the NCI. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the applicable license agreement and other interpretation-related issues;

•

whether and the extent to which our technology and processes, and the technology and processes of Precigen, MD Anderson, the NCI and our other licensors, infringe on intellectual property of the licensor that is not subject to the applicable license agreement;

•	our right to sublicense patent and other rights to third parties pursuant to our relationships with our licensors and partners;

•

whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License, the License Agreement with Precigen and our patent license agreement with the NCI; and

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson, Precigen and the NCI, on acceptable terms, we may be unable to successfully develop and commercialize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

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

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer; Dr. David Mauney, our President; and our principal scientific, regulatory, and medical advisors. Each of Dr. Cooper or Dr. Mauney, may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of each of Dr. Cooper or Dr. Mauney, or any of our other key personnel, could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019.] While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or executive measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to the Precigen technology, including Ad-RTS-IL-12 plus veledimex, and with respect to CAR+ T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our License Agreement with Precigen, Precigen has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear any related costs incurred by it in regard to those actions. Precigen is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us and incorporate our comments prior to submitting any related filings and correspondence. Although under the agreement Precigen has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or Precigen may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the patent license agreement with the NCI, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications or patents licensed to us. Although under the agreement, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all patent applications or patents licensed to us, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on Precigen, MD Anderson or the NCI, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, Precigen, MD Anderson and the NCI will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our License Agreement with Precigen as well as under the MD Anderson License and our patent license agreement with the NCI. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

As of June 30, 2019, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 35.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1*	Employment Agreement, dated as of April 23, 2019, by and between the Company and David Mauney, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 29, 2019).

10.2*	Employment Agreement, dated as of April 23, 2019, by and between the Company and Robert Hadfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 29, 2019).

10.3+†	Patent License Agreement, dated as of May 28, 2019, by and between the Company and the National Cancer Institute

31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications pursuant to 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
++

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

*	Indicates a management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been excluded because such information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D. Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019

By:	/s/ Satyavrat Shukla
Satyavrat Shukla Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2019