Form 10-Q
period 2019-09-30
ZIOPHARM ONCOLOGY INC
filed 2019-11-07
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One First Avenue, Parris Building 34, Navy Yard Plaza Boston, Massachusetts 02129 (617) 259-1970
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ZIOP	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2019, was 181,030,020 shares.

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

ZIOPHARM Oncology, Inc.

Part I—Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$88,419	$61,729
Receivables	3,441	1,864
Prepaid expenses and other current assets	23,739	20,692

Total current assets	115,599	84,285
Property and equipment, net	828	1,097
Operating lease right of use assets	1,283	—
Deposits	130	128
Other non-current assets	109	9,541

Total assets	$117,949	$95,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$926	$707
Accrued expenses	9,573	8,763
Lease liability—current portion	677	—
Deferred rent—current portion	—	13

Total current liabilities	11,176	9,483
Lease liability—noncurrent portion	647	—
Deferred rent—noncurrent portion	—	4

Total liabilities	11,823	9,487

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 181,030,020 and 161,066,136 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	181	161
Additional paid-in capital	774,324	651,732
Accumulated deficit	(668,379)	(566,329)

Total stockholders’ equity	106,126	85,564

Total liabilities and stockholders’ equity	$117,949	$95,051

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$—	$—	$—	$146

Operating expenses:
Research and development	8,641	8,263	28,115	25,935
General and administrative	4,807	4,307	13,707	15,355

Total operating expenses	13,448	12,570	41,822	41,290

Loss from operations	(13,448)	(12,570)	(41,822)	(41,144)
Other income, net	203	150	523	462
Change in fair value of derivative liabilities	—	(165)	—	46
Non-cash inducement warrant expense	(60,751)	—	(60,751)	—

Net loss	$(73,996)	$(12,585)	$(102,050)	$(40,636)
Preferred stock dividends	$—	$(6,074)	$—	$(16,656)

Net loss applicable to common stockholders	$(73,996)	$(18,659)	$(102,050)	$(57,292)

Basic and diluted net loss per share	$(0.43)	$(0.13)	$(0.62)	$(0.41)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	170,613,712	141,185,404	164,053,029	141,020,025

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2018

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2018

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Deficit
Balance at June 30, 2018	127,002	$154,428	142,379,770	$142	$609,247	$(748,624)	$(139,235)
Stock-based compensation	—	—	—	—	1,480	—	1,480
Preferred stock dividends	3,847	6,001	—	—	(6,074)	—	(6,074)
Net loss	—	—	—	—	—	(12,585)	(12,585)

Balance at September 30, 2018	130,849	$160,429	142,379,770	$142	$604,653	$(761,209)	$(156,414)

For the Nine Months Ended September 30, 2018

	Series 1 Preferred Stock - Mezzanine		Common Stock		Additional Paid In Capital	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Deficit
Balance at December 31, 2017	119,644	143,992	142,658,037	143	615,493	(712,442)	(96,806)
Adjustment for implementation of ASU No. 2014-09, Revenue from contracts with customers	—	—	—	—	—	(8,131)	(8,131)
Stock-based compensation	—	—	—	—	6,850	—	6,850
Exercise of employee stock options	—	—	104,166	—	240	—	240
Cancelled restricted common stock	—	—	(70,867)	—	—	—	—
Repurchase of restricted common stock	—	—	(311,566)	(1)	(1,274)	—	(1,275)
Preferred stock dividends	11,205	16,437	—	—	(16,656)	—	(16,656)
Net loss	—	—	—	—	—	(40,636)	(40,636)

Balance at September 30, 2018	130,849	$160,429	142,379,770	$142	$604,653	$(761,209)	$(156,414)

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2019

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2019	162,477,963	$162	$656,216	$(594,383)	$61,995
Stock-based compensation	—	—	1,486	—	1,486
Exercise of employee stock options	94,584	—	420	—	420
Restricted stock awards	15,000	—	—	—	—
Issuance of common stock upon exercise of warrants, net	17,803,031	18	52,481	—	52,499
Issuance of inducement warrants	—	—	60,751	—	60,751
Issuance of common stock in connection with at the market offering, net	639,442	1	2,970	—	2,971
Net loss	—	—	—	(73,996)	(73,996)

Balance at September 30, 2019	181,030,020	$181	$774,324	$(668,379)	$106,126

For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2018	161,066,136	$161	$651,732	$(566,329)	$85,564
Stock-based compensation	—	—	4,741	—	4,741
Exercise of employee stock options	352,652	—	1,020	—	1,020
Restricted stock awards	1,408,536	1	999	—	1,000
Issuance of common stock upon exercise of warrants, net	17,803,031	18	52,481	—	52,499
Issuance of inducement warrants	—		60,751	—	60,751
Cancelled restricted common stock	(74,599)	—	—	—	—
Restricted stock buy-back at vesting to cover taxes	(165,178)	—	(370)	—	(370)
Issuance of common stock in connection with at the market offering, net	639,442	1	2,970	—	2,971
Net loss	—	—	—	(102,050)	(102,050)

Balance at September 30, 2019	181,030,020	$181	$774,324	$(668,379)	$106,126

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(102,050)	$(40,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	453	412
Stock-based compensation	5,741	6,850
Change in fair value of derivative liabilities	—	(46)
Non-cash inducement warrant expense	60,751	—
Change in operating assets and liabilities
(Increase) decrease in:
Receivables	(1,577)	(1,002)
Prepaid expenses and other current assets	(3,047)	5,406
Other noncurrent assets	9,432	(4,684)
Deposits	(2)	—
Increase (decrease) in:
Accounts payable	219	(3,148)
Accrued expenses	810	(532)
Deferred revenue	—	(146)
Deferred rent	17	(112)
Other liabilities	7	—

Net cash used in operating activities	(29,246)	(37,638)

Cash flows from investing activities:
Purchases of property and equipment	(184)	(545)

Net cash used in investing activities	(184)	(545)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,020	240
Repurchase of common stock	(370)	(1,275)
Issuance of common stock in connection with at the market offering, net	2,971	—
Issuance of common stock upon exercise of warrants, net	52,499	—

Net cash provided by (used in) financing activities	56,120	(1,035)

Net increase (decrease) in cash and cash equivalents, and restricted cash	26,690	(39,218)
Cash and cash equivalents, and restricted cash, beginning of period	61,729	71,335

Cash and cash equivalents, and restricted cash, end of period	$88,419	$32,117

Supplementary disclosure of cash flow information:
Compensation paid in restricted stock, gross	$1,000	$—

Supplementary disclosure of noncash investing and financing activities:
Payment of Series 1 preferred stock dividends in preferred stock	$—	$16,656

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2019, the Company had approximately $88.4 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $668.4 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the first half of 2021. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

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

The results disclosed in the statements of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

On October 22, 2019, the Company entered into the 2019 Research and Development Agreement, or the 2019 Agreement, with The University of Texas M.D. Anderson Cancer Center, or MD Anderson, pursuant to which the parties agreed to collaborate with respect to the Company’s Sleeping Beauty immunotherapy program, which uses non-viral gene transfer to stably express and clinically evaluate neoantigen-specific TCRs in T cells. Under the 2019 Agreement, the parties will, among other things, collaborate on programs to expand the Company’s TCR library and conduct clinical trials.

The Company will own all intellectual property developed under the 2019 Agreement and will retain all rights to intellectual property for oncology products manufactured using non-viral gene transfer technologies under the Agreement, including the Company’s Sleeping Beauty technology. The Company has granted MD Anderson an exclusive license for such intellectual property outside the field of oncology and to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies, and a non-exclusive license for allogeneic TCR products manufactured using viral-based technologies.

The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 Agreement. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s TCR products.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business – (continued)

The 2019 Agreement will terminate on December 31, 2026 and either party may terminate the 2019 Agreement following written notice of a material breach. The 2019 Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters. In connection with the execution of the 2019 Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of our common stock, or the Warrant. The Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones.

Also, in connection with the execution of the 2019 Agreement, on October 22, 2019, the Company and MD Anderson entered into the Fifth Amendment to the Research and Development Agreement, or, the Fifth Amendment, which amended the Research and Development Agreement, dated August 17, 2015 by and between the Company and MD Anderson, or, the 2015 Agreement. The 2015 Agreement governed the research and development activities of the parties for the Company’s chimeric antigen receptor (CAR-T) program. The Fifth Amendment extended the term of the 2015 Agreement until December 31, 2026 and amended the terms of the 2015 Agreement to allow cash resources on hand at MD Anderson under the 2015 Agreement to now be used for development costs under the 2019 Agreement.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Financings

At-the-Market Offering

During the three and nine months ended September 30, 2019, the Company sold an aggregate of 639,442 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (Registration Statement No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $3.0 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

November 2018 Private Placement and 2019 Inducement Warrants

On November 11, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which it sold an aggregate of 18,939,394 immediately separable units at a price per unit of $2.64 to such investors, for net proceeds of approximately $47.1 million. Each unit was comprised of (i) one share of our common stock, par value $0.001 per share and (ii) a warrant to purchase one share of common stock. The securities issued by the Company pursuant to the securities purchase agreement and to be issued upon exercise of the warrants were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. When issuing the units, the Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws and filed a Form D with the SEC on November 19, 2018. On February 7, 2019, the Company filed a registration statement on Form S-3 registering the resale of shares issued pursuant to the securities purchase agreement and the resale of shares that may be issued upon exercise of the warrants.

On July 26, 2019 and September 12, 2019, the Company entered into agreements for the exercise of the warrants issued in November 2018 to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. The Company issued new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for warrant holders to exercise their 2018 warrants early. The new warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00 (Note 14). Proceeds from the exercise of the warrants, before deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Form 10-K. There have been no material changes in those policies since the filing of its Form 10-K except as noted below.

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

3. Summary of Significant Accounting Policies (continued)

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

Variable Interest Entities

The Company reviews each legal entity formed by parties related to the Company to determine whether or not the entity is a Variable Interest Entity, or VIE. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities of the VIE that most significantly affect its economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of a VIE, it consolidates the financial statements of the VIE into its consolidated financial statements at the time that determination is made. The Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs on a quarterly basis. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, the Company deconsolidates the VIE in the period that the determination is made.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$73,198	$73,198	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,437	$24,437	$—	$—

The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019	2018
Stock options	4,995,549	4,569,468
Inducement stock options	965,000	—
Unvested restricted stock	1,569,579	1,164,352
Warrants	18,939,394	—
Preferred stock	—	52,583,921

	26,469,522	58,317,741

On October 5, 2018, the Company and Precigen, Inc., or Precigen, a wholly owned subsidiary of Intrexon Corporation, or Intrexon, entered into an exclusive license agreement, or the License Agreement, to replace all existing agreements between the companies that provides the Company with certain exclusive and non-exclusive rights to technology controlled by Precigen. In consideration of the Company entering into the License Agreement, Intrexon agreed to forfeit and return to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Intrexon as of the date of the License Agreement (Note 9).

6. Revenue Recognition

The Company adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach on January 1, 2018. The Company completed its assessment and the implementation resulted in a cumulative effect adjustment to accumulated deficit as of January 1, 2018 of approximately $8.1 million and a corresponding increase to the contract liability (formerly deferred revenue). The adjustment to the Company’s financial statements due to the adoption of ASC 606 is related to the Company’s License and Collaboration Agreement with Ares Trading S.A., a subsidiary of Merck KGaA, or the Ares Trading Agreement (Note 6), which was the Company’s sole open revenue contract outstanding at January 1, 2018. The remaining revenue under the Ares Trading Agreement was recognized in 2018.

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

6. Revenue Recognition (continued)

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

6. Revenue Recognition (continued)

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

On October 5, 2018, the Company entered into the license agreement with Precigen (Note 7). As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) the Channel Agreement previously entered into with Intrexon Corporation, of the Channel Agreement, including all amendments to the Channel Agreement; (b) certain rights and obligations pursuant to the Ares Trading Agreement; (c) the MD Anderson License (Note 7); and (d) the 2015 Agreement and any amendments or statements of work thereto.

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

7. Commitments and Contingencies

License Agreements

Exclusive License Agreement with Precigen, Inc.

On October 5, 2018, the Company entered into the License Agreement, with Precigen. As between the Company and Precigen, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Intrexon, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Intrexon to Precigen; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between the Company, Intrexon and Areas Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Intrexon to Precigen, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Intrexon, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Intrexon and assumed by Precigen effective as of January 1, 2018; and (d) the 2015 Agreement and any amendments or statements of work thereto.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies (Continued)

Precigen will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen’s CAR products, up to $50.0 million. There have been no royalties from net sales under the License Agreement for the three and nine months ended September 30, 2019.

In consideration of entering into the License Agreement, Intrexon has forfeited and returned to the Company all shares of Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement (Note 9).

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

On August 17, 2015, the Company, Precigen and MD Anderson entered into the 2015 Agreement to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies (Continued)

Pursuant to the 2015 Agreement, the Company, Precigen and MD Anderson formed a joint steering committee to oversee and manage the new and ongoing research programs. Under the License Agreement with Precigen, the Company and Precigen agreed that Precigen would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On October 22, 2019, the Company entered into the Fifth Amendment, which extended the term of the 2015 Agreement until December 31, 2026 and amended the terms of the 2015 Agreement to allow cash resources on hand at MD Anderson under the 2015 Agreement to now be used for development costs under the 2019 Agreement. During the nine months ended September 30, 2019 and 2018, the Company expensed approximately $4.7 million and $4.0 million, respectively, for its research programs being conducted in Houston. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $21.5 million which is classified under prepaid expenses and other current assets on the balance sheet at September 30, 2019. At December 31, 2018, the net balance of cash resources on hand at MD Anderson available to offset expenses and future costs was $27.8 million, of which $18.4 million was included in prepaid expenses and other current assets and the remaining $9.4 million was included in non-current assets.

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

Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months, and the twelve-month anniversary of the effective date of the agreement for the Patent License. The Company also agreed to reimburse the NCI for past patent expenses in the aggregate amount of approximately $46 thousand. During the three and nine months ended September 30, 2019, the Company made payments under the Patent License for $0.5 million. At September 30, 2019, the Company included the remaining $1.0 million for the Patent License as current liabilities on the Company’s balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies (Continued)

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

In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program through January 2022. The remaining obligation, as of September 30, 2019, to the NCI under the CRADA is $5.6 million over the next two years, payable in $0.6 million payments on a quarterly basis. The Company made payments of $0.6 million and $1.9 million, during the three and nine months ended September 30, 2019 and 2018, respectively.

Exclusive Channel Partner Agreement with Precigen for the Cancer Programs

From 2011 to 2018, the Company was party to various arrangements with Intrexon (now Precigen) in which the Company used Precigen’s technology to research and develop cancer treatments in return for various future profit sharing and royalty arrangements. These agreements were modified or terminated by the License Agreement described in Note 9.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies (Continued)

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company, together with Intrexon (now Precigen), signed the Ares Trading Agreement, with Ares Trading, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

Precigen was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three and nine months ended September 30, 2018, the Company expensed $36 thousand under the Ares Trading Agreement. The Company did not incur any costs under the agreement for the nine months ended September 30, 2019 as there are no continuing obligations to reimburse Precigen for expenses under the Ares Trading Agreement under the terms of the License Agreement with Precigen.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Intrexon in July 2015.

Under the License Agreement, Precigen agreed to perform all future obligations of the Company under the Ares Trading Agreement other than certain payment obligations. Accordingly, the Company recognized the remaining deferred revenue as part of the settlement of a related party relationship as described in Note 9.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

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

8. Related Party Transactions

Collaborations with Intrexon/ Precigen

During the three and nine months ended September 30, 2018, the Company issued an aggregate of 3,847 and 11,205 shares of Series 1 preferred stock to Intrexon, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments, respectively. At September 30, 2018, the Company recorded such shares of Series 1 preferred stock at a fair value of $6.1 million which is a component of temporary equity. During the nine months ended September 30, 2018, the Company recorded a gain on the change of the derivative liabilities in the amount of $0.2 million (Note 12).

During the nine months ended September 30, 2019 and 2018, the Company expensed $1.7 million and $6.7 million, respectively, for services performed by Precigen. As of September 30, 2019 and December 31, 2018, the Company recorded $0.8 million and $1.9 million, respectively, in current liabilities on its balance sheet for amounts due to Precigen.

On October 5, 2018, the Company entered into the License Agreement, the terms of which replaced the terms of the Channel Agreement (Note 9).

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

The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. During the nine months ended September 30, 2018, the Company made one quarterly payment totaling $2.7 million, bringing the total aggregate payments to $41.9 million under this arrangement. The balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $21.5 million which is classified under prepaid expenses and other current assets at September 30, 2019. The classification is based on management’s current estimate of plans to utilize the prepaid expense balance and is subject to revision on a quarterly basis.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Settlement of a Related Party Relationship

Exclusive License Agreement with Precigen

On October 5, 2018, the Company entered into the license agreement with Precigen. As between the Company and Precigen, the terms of the License Agreement replace the terms of: (a) the Channel Agreement, including all amendments to the Channel Agreement; (b) certain rights and obligations pursuant to the Ares Trading Agreement; (c) the MD Anderson License; and (d) the 2015 Agreement, and any amendments or statements of work thereto.

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

The Company is solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially reasonable efforts to develop and commercialize IL-12 Products and CD19 Products and after a two-year period, the TCR Products. Precigen has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize Gorilla IL-12 Products. Ziopharm agreed to reimburse Precigen for certain historical costs of the licensed programs up to $1.0 million, payable quarterly. The Company determined that the fair value of this program was $1.0 million, and this was expensed in accordance with ASC 730, Research and Development, during the year ended December 31, 2018 and it was included in accrued expense on the balance sheet. The accrued balance is $0.8 million at September 30, 2019.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Settlement of a Related Party Relationship (continued)

In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement. In addition, Precigen is required to transfer all of Ziopharm’s rights and obligations under the Ares Trading Agreement to Intrexon (or its affiliate). See Note 7 for further information regarding the Company’s remaining obligations under the Ares Trading Agreement.

The Company determined that this transaction represented a capital transaction between related parties. The Company calculated the fair value of the preferred stock and the derivative liability on the date of the transaction, noting a total fair value of $163.3 million. The relinquishment of the Company’s obligation under the Ares Trading Agreement was also considered part of the overall capital transaction. The Company recognized an additional credit to accumulated deficit of $49.5 million as a result of the relief of the obligation under the Ares Trading Agreement (Note 7). The total amount of the settlement was $212.8 million.

The Company incurred approximately $7.4 million of transaction advisory costs with third-party vendors, of which $5.4 million was considered a direct cost associated with the Series 1 preferred stock extinguishment and is also included as part of the consideration transferred. The remaining $2.0 million of transaction costs were recognized as an expense during the year ended December 31, 2018.

The Company recognized a net credit to accumulated deficit of $207.3 million, calculated as the difference in the carrying value of the Series 1 preferred stock, derivative liability, and contract liability, and the consideration transferred of $5.4 million, in connection with the transaction. This amount is included in net income available to common shareholders in the calculation of earnings per share (Note 5).

10. Leases

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

In June 2012, the Company entered into a master lease for the Company’s corporate headquarters in Boston office, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of September 30, 2019, and December 31, 2018, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Leases (continued)

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

The components of lease expense were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$184	$585

Total lease cost	$184	$585

Weighted-average remaining lease term (years)	2.15	2.15
Weighted-average discount rate	8.00%	8.00%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million for the nine months ended September 30, 2019.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2019(excluding the nine months ended September 30, 2019)	$188
2020	755
2021	491

Total lease payments	$1,434
Less: Imputed Interest and Adjustments	110

Present value of lease payments	$1,324

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the lease under ASC 840. Total rent expense for the three and nine months ended September 30, 2018 was approximately $0.1 million and $0.5 million, respectively.

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

2019	723
2020	736
2021	488

Future minimum lease payments, net	$1,947

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$339	$552	$1,068	$1,765
General and administrative	1,147	928	3,673	5,085

Stock-based compensation expense	$1,486	$1,480	$4,741	$6,850

The Company granted an aggregate of 140,000 and 1,835,755 stock options during the three and nine months ended September 30, 2019 with a weighted-average grant date fair value of $3.05 and $1.90 per share, respectively. The Company granted an aggregate of 300,500 and 506,000 stock options during the three and nine months ended September 30, 2018 with a weighted average grant date fair value of $2.11 and $2.49 per share, respectively.

On January 6, 2019, the Company paid an accrued annual performance bonus by issuing 446,428 shares of common stock.

On June 13, 2019 the Company extended the contractual life of 52,500 fully vested stock options held by a director of the Company. Additionally, on June 13, 2019, the Company accelerated the vesting and extended the contractual life of 126,700 stock options held by a director. These extensions and acceleration of vesting resulted in additional stock compensation expense of $0 and $0.4 million in the three and nine months ended September 30, 2019.

On February 15, 2018, the Company extended the contractual life of 751,667 fully vested stock options held by an officer of the Company by an additional nine months. Additionally, on March 12, 2018, the Company extended the contractual life of 117,500 fully vested stock options held by a director. These extensions did not result in additional stock compensation expense for the three months ended September 30, 2018. Additional stock compensation expense of $0.5 million was recorded for the nine months ended September 30, 2018.

For the three months ended September 30, 2019 and 2018, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2019	2018
Risk-free interest rate	1.39 - 1.92%	2.82 - 2.98%
Expected life in years	6.25	6
Expected volatility	72.87 - 78.34%	82.27 - 83.08%
Expected dividend yield	0	0

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Stock-Based Compensation – (continued)

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2019 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	5,277,085	$4.24
Granted	1,835,755	2.69
Exercised	(482,500)	3.48
Cancelled	(1,634,791)	4.11

Outstanding, September 30, 2019	4,995,549	$3.78	7.84	$6,025

Options exercisable, September 30, 2019	2,581,327	$4.59	6.60	$2,425

Options exercisable, December 31, 2018	3,099,935	$5.15	4.93	$88

Options available for future grant	3,971,940

At September 30, 2019, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.7 million. The cost is expected to be recognized over a weighted-average period of 1.78 years.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2018	682,070	$3.47
Granted	1,408,536	2.26
Vested	(446,428)	2.24
Cancelled	(74,599)	3.41

Non-vested, September 30, 2019	1,569,579	$2.91

At September 30, 2019, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $2.8 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

12. Preferred Stock

The Company’s Board of Directors is authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

On June 29, 2016, the Company entered into the 2016 ECP Amendment and Amendment to Exclusive Channel Collaboration Agreement, or the 2016 GvHD Amendment, with Intrexon (now Precigen) (Note 7). In consideration for the execution and delivery of the 2016 ECP Amendment and the 2016 GvHD Amendment, the Company issued to Intrexon 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock had a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock had certain rights, preferences, privileges and obligations, including dividend rights, conversion rights, consent rights with respect to certain Company actions, and rights to preferential payments in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a change of control or sale, lease, transfer or exclusive license of all or substantially all of the Company’s assets prior to the conversion of the Series 1 preferred stock.

On October 5, 2018, the Company and Precigen entered into the License Agreement to replace all existing agreements between the companies, which provides the Company with certain exclusive and non-exclusive rights to technology controlled by Precigen. In consideration of the Company entering into the License Agreement, Intrexon forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Intrexon as of the date of the License Agreement (Notes 7, 8 and 12).

13. Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock were derivative financial instruments. The company values the embedded derivative financial instruments related to the Series 1 preferred stock as Level 3 financial liabilities (Note 4).

On October 5, 2018, the Company entered into the License Agreement with Precigen. In partial consideration for the termination of the former agreements, the Company and Precigen agreed that Intrexon would forfeit all outstanding shares of the Series 1 preferred stock held by Intrexon, including any accrued dividends and related financial instruments. Thus, upon closing of the transaction, these derivative financial instruments were no longer outstanding (Note 9).

14. Warrants

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS (unaudited)

14. Warrants (continued)

On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors for the exercise of previously issued warrants to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised their 2018 warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. The warrants exercised were originally issued by the Company in a private placement that closed in November 2018 (Note 2). Proceeds from the warrant exercise, after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. The Company issued the participating investors new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for the warrant holders to exercise their 2018 warrants early. The 2019 warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00. The 2019 warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash charge to the Company’s statement of operations for the three and nine months ended September 30, 2019.

The Company assessed whether the 2019 warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB ASC Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

15. Joint Venture

On December 18, 2018, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, whereby the parties will launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement.

On January 3, 2019, Eden BioCell was incorporated in Hong Kong as a private company. Eden BioCell, the Company and TriArm entered into a Share Subscription Agreement on January 23, 2019, where the Company and TriArm agreed to contribute certain intellectual property, services and cash (only with respect to TriArm) to Eden BioCell to subscribe for a certain number of newly issued ordinary shares in the share capital of Eden BioCell. On the closing date, upon the issuance and subscription of the shares, in respect of the aforementioned consideration, 10,000,000 ordinary shares were issued to the Company and 10,000,000 ordinary shares were issued to TriArm.

The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments to related to the Company’s license agreements with MD Anderson and Precigen, Inc. (Note 7). TriArm entered into a Master Services Agreement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm also committed to contribute an additional $25.0 million to Eden BioCell over time through the achievement of specified milestones. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.

As of July 5, 2019, as a result of the design and purpose of Eden BioCell, the Company determined that Eden BioCell was considered a variable interest entity, or VIE, and concluded that it is not the primary beneficiary of the VIE as it did not have the power to direct the activities of the VIE that most significantly impact its performance. Rather, the Company accounts for the equity interest in Eden BioCell under the equity method of accounting as it has the ability to exercise significant influence over the operations of Eden BioCell.

The Company determined that Eden BioCell was not a customer and therefore, accounted for the transaction as the transfer of nonfinancial assets to be recognized at their fair value on the contribution date. The fair value of the intellectual property contributed to Eden BioCell had a de minimis value due to the early stage of the technology and the likelihood of clinical success. Due to the de minimis fair value of the intellectual property contributed, the Company did not record a gain or loss on this transaction and recognized a value of $0 for their equity-method investment.

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

We are also developing CAR+ T therapies using our Sleeping Beauty platform. Our CAR+ T program seeks to solve the complex and costly manufacturing limitations of existing CD19-specific CAR+ T therapies that we believe will continue limiting their commercial potential. We believe using DNA plasmids in the Sleeping Beauty system to express a CD19-specific CAR and our proprietary membrane-bound interleukin 15, or mbIL15, in resting T cells obtained from peripheral blood will enable infused T cells to propagate within the patient to target leukemia and lymphoma, thus avoiding the need to numerically expand T cells for weeks in bioreactors before patient administration. The mbIL15 is co-expressed with a “kill switch” or “safety switch” to conditionally eliminate infused T cells. We expect the lower cost of DNA plasmids compared with the virus used by other CAR+ T programs, together with the avoidance of lengthy ex vivo manufacturing, will reduce the cost and complexity of manufacturing CAR+ T cells. These technologies should enable T cells to be infused within two days of gene transfer in a process we refer to as rapid personalized manufacture, or RPM. We are advancing our CAR+ T therapies in the United States in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, to target CD19 on malignant B cells. In addition, in a joint venture with TriArm Therapeutics, Ltd., or TriArm, we have formed Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of Sleeping Beauty-generated CD19-specific RPM CAR-T therapies in the People’s Republic of China, Taiwan and Korea. Eden BioCell is owned equally by us and TriArm and the parties share decision-making authority. TriArm has committed up to $35.0 million, of which $10.0 million has been paid to date, to this joint venture and will manage all clinical development to execute trials in the designated territory.

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus (Ad-RTS-hIL-12) plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown, including brain cancer. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose, which is critical for this potent cytokine. In a phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM, a subset of patients (n=6) who received low-dose steroids along with 20 mg of veledimex plus Ad-RTS-hIL-12, achieved 17.8 months median overall survival, or OS. Thirty-six additional patients with rGBM have been recruited into a sub study designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We are studying Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab) in a phase 1 dose-escalation trial of patients with rGBM. In November 2018, we announced a clinical supply agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1antibody Libtayo® (cemiplimab-rwlc) for the treatment of patients with rGBM. We have initiated a phase 2 clinical trial evaluating Controlled IL-12 (Ad-RTS-hIL-12 plus veledimex, Ad+V), in combination with PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme (rGBM) in adults.

As of September 30, 2019, we had cash and cash equivalents of approximately $88.4 million. Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the first half of 2021. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than currently anticipated. Management does not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we our unsuccessful in entering into partnership agreements for further development of its products, management may need to curtail development efforts.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2019, we had a net loss of $102.1 million, and, as of September 30, 2019, we have incurred approximately $668.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

Organizational Updates

•

On October 8, 2019, Chris Bowden, M.D., an oncology drug development executive with more than 20 years of leadership experience spanning pre-clinical development through commercialization, including oversight of the approval of several cancer medicines, was appointed to our Board of Directors. Dr. Bowden is the Chief Medical Officer of Agios Pharmaceuticals and previously served as the Vice President, Product Development Oncology, at Genentech, Inc., a member of the Roche Group.

Clinical and Regulatory Developments

•

Under our Cooperative Research and Development Agreement, or CRADA, the National Cancer Institute, or NCI, is undertaking a phase 2 clinical trial testing autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express TCRs that recognize neoantigens expressed by patients’ solid tumors. On June 11, 2019, we announced the U.S. Food and Drug Administration, or FDA, had cleared the investigational new drug application submitted by the NCI for this clinical trial. The trial was initiated in early October and preparations for patient enrollment by the NCI are underway. We expect the trial will enroll patients with a broad range of solid tumors.

•

Enrollment has commenced in our phase 2 clinical trial evaluating Controlled IL-12 in combination with PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of rGBM in adults. The multi-center trial will be conducted at approximately 10 hospitals specializing in the treatment of brain cancers in the United States. This open-label, single-arm phase 2 clinical trial will enroll approximately 30 patients with rGBM, with the primary endpoints being safety and efficacy. As of the date hereof, six patients have been enrolled in the clinical trial and those patients are nearing the end of the monitoring period prescribed in the clinical protocol. After this period ends, patient enrollment can resume.

•

In June 2019, we announced enrollment was complete in three dosing cohorts of a phase 1 clinical trial of adult patients with rGBM to evaluate Ad-RTS-hIL-12 plus daily veledimex in combination with OPDIVO. Investigators in the clinical trial indicated interest in expanding the trial and 12 additional patients have been enrolled at the highest dosing level.

•

At the November 2019 Annual Meeting of the Society for Neuro-Oncology, investigators will present data from our Controlled IL-12 clinical trials, which are studying the treatment both as monotherapy and in combination with OPDIVO.

•

On August 8, 2019, we announced the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) adopted a positive opinion recommending Ad-RTS-hIL-12 plus veledimex for designation as an orphan medicinal product for the treatment of glioma, which has subsequently been adopted by the European Commission.

•

On October 1, 2019, we announced that an investigational new drug application for a phase 1 clinical trial in the United States infusing CD19-specific CAR+ T therapies manufactured using our RPM technology to produce and administer T cells in two days or less after gene transfer was cleared by the FDA. This clinical trial will infuse donor-derived T cells after allogeneic bone marrow transplantation for recipients who relapse with CD19+ leukemias and leukemias. We are also advancing our RPM technology using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas.

•

Patients are being followed in a phase 1 investigator-led trial at MD Anderson to infuse CD19-specific CAR+ T cells based on genetic modification with the Sleeping Beauty system for patients with B-cell leukemias and lymphomas. This second-generation trial explores T cell dosing and time to manufacture.

Business Developments

On October 22, 2019, we entered into the 2019 Research and Development Agreement, or the 2019 Agreement, with MD Anderson pursuant to which the parties agreed to collaborate with respect to our Sleeping Beauty immunotherapy program, which uses non-viral gene transfer to stably express and clinically evaluate neoantigen-specific TCRs in T cells. Under the 2019 Agreement, the parties will, among other things, collaborate on programs to expand our TCR library and conduct clinical trials.

We will own all intellectual property developed under the 2019 Agreement and will retain all rights to intellectual property for oncology products manufactured using non-viral gene transfer technologies under the Agreement, including our Sleeping Beauty technology. We have granted MD Anderson an exclusive license for such intellectual property outside the field of oncology and to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies, and a non-exclusive license for allogeneic TCR products manufactured using viral-based technologies.

We have agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20 million for certain development costs incurred under the 2019 Agreement. In addition, we will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. We are required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of our TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. We also agreed that it will sell our TCR products to MD Anderson at preferential prices, and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of our TCR products.

The 2019 Agreement will terminate on December 31, 2026 and either party may terminate the 2019 Agreement following written notice of a material breach. The 2019 Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters. In connection with the execution of the 2019 Agreement, on October 22, 2019, we issued MD Anderson a warrant to purchase 3,333,333 shares of our common stock, or the Warrant. The Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones.

Also in connection with the execution of the 2019 Agreement, on October 22, 2019, we and MD Anderson entered into the Fifth Amendment to Research and Development Agreement, the Fifth Amendment, which amended the Research and Development Agreement dated August 17, 2015 between the parties, or the 2015 Agreement. The 2015 Agreement governed the research and development activities of the parties for our chimeric antigen receptor (CAR-T) program. The Fifth Amendment extended the term of the 2015 Agreement until December 31, 2026 and amended the terms of the 2015 Agreement to allow cash resources on hand at MD Anderson under the 2015 Agreement to now be used for development costs under the 2019 Agreement.

Financial Overview

Overview of Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2019

Revenue. Revenue during the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
Collaboration revenue	$—	$—	$—	0%	$—	$146	$(146)	-100%

We recognized previously deferred revenue from the License and Collaboration Agreement among us, Precigen and Ares Trading S.A., or the Ares Trading Agreement, amounting to $0.1 million for the nine months ended September 30, 2019 under ASC 605. During the three months ended September 30, 2019 and 2018, we did not recognize any revenue as we did not have any outstanding contract liability under ASC 606.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
Research and development	$8,641	$8,263	$378	5%	$28,115	$25,935	$2,180	8%

Research and development expenses for the three months ended September 30, 2019 increased by $0.4 million when compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, our research and development costs associated with our cell therapy programs increased by $1.8 million related to manufacturing development costs and employee related expenses due to headcount increases. These increases were offset by a decrease of approximately $0.8 million related to gene therapy expenses and a decrease of approximately $0.6 million related to activities associated with our CD33-specific CAR+ T program, which has been transferred to Precigen under the terms of the License Agreement.

Research and development expenses for the nine months ended September 30, 2019 increased by $2.2 million when compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our research and development expense increased by $1.5 million as a result of the recording of the expense of a milestone payment after our entry into a patent license with the NCI in May 2019, $2.4 million for increased manufacturing and development costs, and $0.5 million for increased costs from our phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. These increases were offset by a decrease of approximately $2.2 million related to activities associated with our CD33-specific CAR+ T program, which has been transferred to Precigen under the terms of the License Agreement.

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

For the nine months ended September 30, 2019, our clinical stage projects included a phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; an investigator-led phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; and a phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma were $0.4 million for the nine months ended September 30, 2019, and $7.8 million from the project’s inception in June 2015 through September 30, 2019. The expenses incurred by us to third parties for our investigator-led phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $0.2 million for the nine months ended September 30, 2019 and $5.5 million from the project’s inception in December 2015 through September 30, 2019. The expenses incurred by us to third parties for our investigator-led phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $44 thousand for the nine months ended September 30, 2019 and $1.5 million from the project’s inception in October 2017 through September 30, 2019.

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
General and administrative	$4,807	$4,307	$500	0%	$13,707	$15,355	$(1,648)	-11%

General and administrative expenses for the three months ended September 30, 2019 increased by $0.5 million as compared to three months ended September 30, 2018. The increase during the three months ended September 30, 2019 was primarily due to salary and employee related expense and stock compensation expense related to stock option modifications.

General and administrative expenses for the nine months ended September 30, 2019 decreased by $1.6 million as compared to nine months ended September 30, 2018. During the nine months ended September 30, 2018, general and administrative expenses were higher than the nine months ended September 30, 2019 due to $1.4 million of expenses related to stock option modifications for a departing officer and director and $1.0 million in costs related to consulting and advisory services. This $2.4 million decrease in the prior year period was offset by an increase of $ 0.8 million from employee-related and other expenses incurred during the nine months ended September 30, 2019.

Other income (expense). Other income (expense) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
($ in thousands)
Other income (expense), net	$203	$150	$53	35%	$523	$462	$61	13%
Change in derivative value	—	(165)	165	(100%)	—	46	(46)	(100%)
Noncash inducement warrants	(60,751)	—	(60,751)	100%	(60,751)	—	(60,751)	100%

Total	$(60,548)	$(15)			$(60,228)	$508

During the three months and nine months ended September 30, 2018, we recorded a gain on the change in fair value of the derivative liabilities of $0.2 million and $0.5 million relating to our Series 1 preferred stock that was outstanding at the time. The Series 1 preferred stock was forfeited and returned to us in October 2018 and is no longer outstanding.

On July 26, 2019 and September 12, 2019, we entered into agreements with existing investors for the exercise of previously issued 2018 warrants. Pursuant to the terms of the agreements, we issued the investors new warrants to purchase an aggregate of 17,803,031 shares of common stock, as an inducement to exercise their 2018 warrants early. The 2019 warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00. The Black-Scholes valuation of the 2019 warrants resulted in a non-cash charge to the statement of operations of $60.8 million for the three and six months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, we have approximately $88.4 million of cash and cash equivalents. Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the first half of 2021. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts.

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

During the three months ended September 30, 2019, we sold 639,442 shares of common stock in at-the-market offerings for net cash proceeds of $3.0 million, after deducting commission fees of $0.1 million. Additionally, on July 26, 2019 and September 12, 2019, we entered into agreements for the exercise of warrants issued in November 2018 to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share, and we issued the investors new warrants to purchase up to 17,803,031 additional shares of common stock. The new warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00. Proceeds from the offering, after deducting placement agent and other offering expenses of $1.1 million were approximately $52.5 million.

We will need additional financing to support our long-term plans for clinical trials and new product development. We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital. Capital markets continue to experience periods of instability that may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs.

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
($ in thousands)
Net cash provided by (used in):
Operating activities	$(29,246)	$(37,638)
Investing activities	(184)	(545)
Financing activities	56,120	(1,035)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$26,690	$(39,218)

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

Net cash used in operating activities for the nine months ended September 30, 2019 was $29.2 million, as compared to net cash used in operating activities of $37.6 million for the nine months ended September 30, 2019. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to our net loss of $102.1 million (which included a $60.8 million non-cash charge for the issuance of inducement warrants), offset by the change in prepaid and other assets of $4.8 million primarily related to the use of our long term and short term funds at MD Anderson, a change in non-cash stock-based compensation and depreciation of $6.2 million, and changes in accrued expenses and other liabilities of $1.0 million. The net cash used in operating activities for the nine months ended September 30, 2018 was primarily due to our net loss of $40.6 million, offset by the change in prepaid expenses of $0.3 million, and change in accrued expenses and other liabilities of $3.9 million.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2019 compared to $0.5 million for the nine months ended September 30, 2018. The change was due to a decrease during the nine months ended September 30, 2019 in expenses related to the purchase of offsite equipment to support our programs at MD Anderson.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $56.1 million. During the quarter, we received $52.5 million in proceeds from the exercise of warrants (Note 2), $3.0 million in proceeds through at the market offerings (Note 2) and $1.0 million in proceeds from the exercise of stock options.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2019, our accumulated deficit was approximately $668.4 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

Working capital as of September 30, 2019 was $104.4 million, consisting of $115.6 million in current assets and $11.2 million in current liabilities. Working capital as of December 31, 2018 was $74.8 million, consisting of $84.3 million in current assets and $9.5 million in current liabilities.

Contractual obligations

The following table summarizes our outstanding obligations as of September 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$1,434	$752	$682	$—	$—
CRADA	$5,625	2,500	3,125	—	—
Royalty and license fees	$4,750	1,350	950	700	1,750

Total	$11,809	$4,602	$4,757	$700	$1,750

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston and the lease for office space in Houston. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston through August 31, 2021. On January 30, 2018, we entered into a lease agreement for office space in Houston at MD Anderson through April 15, 2021. On March 12, 2019 we entered into a lease agreement for office space in Houston through April 2021.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. In February 2019, we extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. Our respective obligations for the CRADA is reflected above in aggregate with the $2.5 million in the column “Less than 1 Year”, and $3.1 million in the column “2-3 Years”.

On October 5, 2018, we entered into the License Agreement with Precigen. Under the License Agreement, we are obligated to pay Precigen an annual licensing fees of $0.1 million, which we expect to be paid through the term of the License Agreement.

On May 28, 2019, we entered into the Patent License, with the NCI. Pursuant to the terms of the Patent License, we are required to pay an aggregate amount of $1.5 million to the NCI, of which $0.5 million has been paid to date. The terms of the Patent License also require we pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. Our respective obligations for the CRADA is reflected above with $1.3 million in the column “Less than 1 year”, $0.8 million in the column “2-3 years”, $0.5 million in the column “4-5 years”, and $0.3 million in the “More than 5 years” column.

Off-balance sheet arrangements

During the nine months ended September 30, 2019 and the year ended December 31, 2018, we did not engage in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2019. See Note 3, Summary of Significant Accounting Policies for a discussion of our adoption of ASC 606 relating to revenue recognition and Note 6 relating to our adoption of ASC 842, “Leases”.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated and accounted for our lease recognition under the new accounting standard. There were no material changes to our internal control over financial reporting due to the adoption of the new standard.

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

As of September 30, 2019, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2019, we had a net loss of $102.1 million, and, as of September 30, 2019, we have incurred approximately $668.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

As of September 30, 2019, we have approximately $88.4 million of cash and cash equivalents. Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the first half of 2021. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. As of September 30, 2019, we have incurred approximately $668.4 million of accumulated deficit and had approximately $88.4 million of cash and cash equivalents. Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the first half of 2021. However, changes may occur that would consume our existing capital prior to then, including expansion of the scope of, and/or slower than expected progress of, our research and development efforts and changes in governmental regulation. Actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations.

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

*Any termination of our licenses with Precigen, MD Anderson or the National Cancer Institute could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

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

In addition, under our License Agreement, Precigen is obligated to provide certain transition services and transfer certain know-how to us. For example, Precigen was previously responsible for manufacturing the products used in our clinical programs and is now responsible for transferring the related know-how so that we can begin manufacturing products used in our clinical trials. There is no guarantee that Precigen will perform these activities to our satisfaction, if at all. If Precigen fails to perform these activities our ability to pursue our clinical programs may be adversely affected.

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

*We are partly reliant on the National Cancer Institute for research and development and early clinical testing of certain of our product candidates.

A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the Sleeping Beauty system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program.

The CRADA terminates on January 9, 2022 unless it is extended in writing by the parties, and either party may terminate the CRADA by providing at least 60 days’ prior written notice to the other party. If the NCI unilaterally terminates the CRADA or the CRADA lapses without any extension, part or all of the research and development of the Sleeping Beauty system conducted at the NCI would be suspended, and the research and development of our TCR program would be impacted.

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

In addition, some of the reagents and products used by us, including in our clinical trials, may be stored at a single vendor. The loss of materials located at a single vendor, or the failure of such a vendor to manufacture clinical product in accordance with our specifications, would impact our ability to conduct ongoing or planned clinical trials and continue the development of our products. Further, manufacturing replacement material may be expensive and require a significant amount of time, which may further impact our clinical programs.

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

•

Created new requirements under the federal Physician Payments Sunshine Act for certain drug manufacturers to annually report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019.] While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or executive measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of September 30, 2019, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 37.7% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we issued an inducement award in the form of an option to purchase 65,000 shares of our common stock, par value $0.001 per share, at an exercise price of $5.18 per share to one employee in connection the commencement of the employee’s employment with us. The Compensation Committee of our Board of Directors granted the inducement award to the employee outside of, but subject to terms generally consistent with, the Company’s 2012 Equity Incentive Plan, as amended, as a material inducement to the employee’s acceptance of employment with us in accordance with NASDAQ Listing Rule 5635(c)(4).

The inducement award is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. We intend to file a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares underlying the inducement award prior to the time at which they vest.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

10.1*	Employment Agreement, dated as of June 4, 2019, by and between the Company and Sath Shukla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed July 24, 2019).

10.2	Form of Securities Purchase Agreement, dated July 26, 2019, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.3	Form of Registration Rights Agreement, dated July 26, 2019, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.4	Placement Agency Agreement, dated July 26, 2019, by and among the Registrant. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.5	Form of Securities Purchase Agreement, dated September 12, 2019, by and between the Registrant and an investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

10.6	Form of Registration Rights Agreement, dated September 12, 2019, by and between the Registrant and an investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

10.7+	Fourth Amendment to Research and Development Agreement, dated September 19, 2019 by and between the Registrant, The University of Texas MD Anderson Cancer Center and Precigen, Inc.

10.8†	Cooperative Research and Development Agreement, dated January 9, 2017, by and among the Registrant, the National Cancer Institute, and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.9	Amendment #1 to the Cooperative Research and Development Agreement, dated March 23, 2018, by and among the Registrant, National Cancer Institute, Intrexon Corporation and Precigen, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.10†	Amendment #2 to the Cooperative Research and Development Agreement, dated February 1, 2019, by and among the National Cancer Institute, the Registrant and Precigen, Inc (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications pursuant to 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
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
Dated: November 7, 2019

By:

/s/ Satyavrat Shukla
Satyavrat Shukla
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 7, 2019