Form 10-K
period 2019-12-31
ZIOPHARM ONCOLOGY INC
filed 2020-03-02
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33038

ZIOPHARM Oncology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One First Avenue, Parris Building 34, Navy Yard Plaza Boston, Massachusetts	02129
(Address of Principal Executive Offices)	(Zip Code)

(617) 259-1970

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	ZIOP	The Nasdaq Stock Market LLC

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non- Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $834,869,811 as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 143,202,369 shares of common stock held by non-affiliates and a closing price of $5.83 as reported on the Nasdaq Capital Market on June 28, 2019. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 14, 2020, there were 212,999,979 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2020 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to raise substantial additional capital to fund our planned operations;

•	our estimates regarding expenses, use of cash, timing of future cash needs and capital requirements;

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

PART I

Item 1. Business

BUSINESS OVERVIEW

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immuno-oncology platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies that utilize the immune system by employing innovative cell engineering and novel, controlled gene expression technologies designed to deliver safe, effective, and scalable non-viral cell- and viral-based gene therapies for the treatment of multiple cancer types. Our first platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using a non-viral transposon/transposase system that is intended to stably reprogram T cells outside of the body for subsequent infusion. Our second platform is referred to as Controlled IL-12 and is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to more effectively attack cancer cells. We intend to use both of our platforms to become a leading immuno-oncology company focused on developing innovative, cost-effective therapies primarily aimed at the large unmet needs in solid tumors.

Using our Sleeping Beauty platform, we are developing T cell receptor, or TCR, T cell therapies to target solid tumors. Our program designs and manufactures T cells that are intended to target tumor-specific antigens, thereby delivering personalized therapy that can attack patients’ malignancies. These genetic changes are referred to as neoantigens as they are only expressed by the tumor, reducing the potential for toxicity upon targeting normal cells. Under our Cooperative Research and Development Agreement, the National Cancer Institute, or NCI, is conducting a Phase 2 clinical trial to evaluate autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express autologous (personalized) TCRs. The U.S. Food and Drug Administration, or FDA, has cleared the investigational new drug, or IND, application submitted by the NCI for this clinical trial. The trial was initiated in October 2019 and preparations to enable patient enrollment by the NCI are underway. We expect the trial will enroll patients with a broad range of solid tumors over the next several years. In addition, we are currently planning a clinical program to study our TCR approach with The University of Texas MD Anderson Cancer Center, or MD Anderson. Under this program, we expect to clinically evaluate both our Personalized TCR Approach and our Library TCR Approach.

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus, referred to as Ad-RTS-hIL-12, plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose as the cytokine is under transcriptional control of the RheoSwitch Therapeutic System® (RTS®). We are currently studying our Controlled IL-12 Platform as a monotherapy in a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM. Our substudy of this clinical trial is fully enrolled with 36 patients and is designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We have completed dosing in a Phase 1 dose-escalation clinical trial of Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody OPDIVO® (nivolumab) in patients with rGBM. Dosing is ongoing in a Phase 2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme in adults.

We are developing chimeric antigen receptor, or CAR, T cell, or CAR+ T, therapies targeting CD19 on malignant B cells using our Sleeping Beauty platform in collaboration with MD Anderson. In a Phase 1 trial, we plan to infuse donor-derived T cells after allogeneic bone marrow transplantation, or BMT, for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19-specific CAR+ T therapies manufactured using our rapid personalized manufacture, or RPM, technology. RPM enables T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound IL-15, or mbIL15. We are also advancing our RPM technology in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. Eden BioCell will lead the clinical development and commercialization of Sleeping Beauty-generated CD19-specific RPM CAR+ T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas.

Our Pipeline

OUR STRATEGY

Our goal is to become a leading immuno-oncology company focused on developing innovative, cost-effective therapies primarily aimed at the large unmet needs in solid tumors. Key elements of our strategy include:

•

Building an end-to-end TCR solution targeting solid tumors. We believe our study with the NCI represents the first time a non-viral, genetically engineered TCR T cell, or TCR+ T cell, therapy will be administered to patients. We intend to strengthen our position in the field of T cell targeting solid tumors by investing significantly to optimize and expand our process development and manufacturing capabilities, creating an end-to-end, scalable solution. We intend to build this end-to-end solution to develop treatments using (i) TCR+ T cells expressing recipient-derived (autologous) TCRs, which we refer to as our Personalized TCR Approach and (ii) TCR+ T cells expressing third party (allogeneic) TCRs from a library, which we refer to as our Library TCR Approach. We plan to significantly expand our library of TCRs derived from third parties that are reactive to mutated KRAS, TP53 and EGFR as part of our commitment to advance clinical development for the treatment of patients whose solid tumors have driver mutations.

•	Executing on the clinical trials of our Controlled IL-12 platform as both a monotherapy and in combination with immune checkpoint inhibitors. We intend to continue executing on several clinical trials to treat rGBM with our Controlled IL-12 program as both a monotherapy and in combination with immune checkpoint inhibitors, such as PD-1 inhibitors. In our clinical trials, we have observed that Controlled IL-12 increases T cell activity in the tumor microenvironment in patients with rGBM and we expect to conduct trials of Controlled IL-12 in other tumor types as both a monotherapy and, potentially, in combination with immune checkpoint inhibitors.

•

Advancing our third generation CD19 CAR+ T program. We believe our CD19 CAR+ T therapies may solve the manufacturing difficulties limiting the commercial potential of other CAR+ T programs. Our CAR+T program targeting CD19 on malignant B cells will be developed in collaboration with MD Anderson in the United States and with Eden BioCell in Greater China.

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

•

Creating a leading, fully integrated biotechnology company focused on advancing our oncology platforms through clinical trials. In 2019, we supplemented our existing team with additional research and development depth. We expect to continue expanding our personnel and infrastructure, particularly focused on cell therapy, in order to accelerate the execution of our clinical programs. As part of this expansion, we expect to establish internal manufacturing facilities compliant with current good manufacturing practice, or GMP, to support the proposed clinical trials for our TCR program.

SLEEPING BEAUTY PLATFORM TECHNOLOGY

We are pursuing non-viral genetic engineering technologies to develop novel neoantigen-specific TCR+ T and CD19-specific CAR+ T therapies. The platform we have licensed from MD Anderson uses the Sleeping Beauty non-viral genetic modification system to generate and characterize TCR and CAR designs in T cells.

Limitations of Existing Approaches to Manufacturing T Cell Therapies

T cells are a type of white blood cell that play a central role in the immune system. T cells are involved in both detecting and killing infected or abnormal cells, such as cancer cells, as well as coordinating immune responses. In recent years, companies have begun developing therapies that include T cells engineered specifically for each patient. Manufacturing such products is separated into discrete steps and typically undertaken at a centralized facility. The production time varies from approximately two to four weeks with additional time needed for quality control requirements. Manufacturing based on viral transduction, propagation and shipping has many drawbacks:

•

Scalability. The requirement to be able express a multitude of TCRs, whether to neoantigens unique to patients or neoantigens shared between patients, will be a challenge when the choice of gene transfer for TCR is based on virus.

•

Time to manufacture. The need to propagate (numerically expand) T cells requires the product be in culture in compliance with cGMP during which the intended recipient may be unable to receive the genetically modified T cells.

•	Expense of production. The need to generate virus and the production time with the associated logistical complications increase the cost of manufacturing the genetically modified T cells.

•

Required lymphodepletion. The infusion of T cells that have been propagated ex vivo, or outside the body, tends to make them dependent on cytokines to survive and thrive after infusion. This has resulted in the use of chemotherapy and other approaches of immunosuppression to “free up” pro-survival cytokines, such as endogenous IL-15, in the recipient prior to the administration of T cells. Lymphodepletion facilitates the sustained persistence of genetically modified T cells in the patient, but it exposes the patient to medical complications, raises expense, and limits the ability of the technology to be scaled as the administration of chemotherapy requires specialized centers.

•

Toxicity. Infusing large numbers of T cells recognizing a single antigen, such as CD19, commonly places the recipient at risk from the synchronous activation of these T cells resulting in cytokine release syndrome and other associated toxicities, which can be severe and life threatening.

We believe these disadvantages will restrict companies from commercializing effective TCR therapies and continue limiting the commercial potential of CAR-T therapies.

Sleeping Beauty Solution

The Sleeping Beauty system is a gene transfer method that utilizes a transposase enzyme to “cut and paste” donor transposon DNA from introduced plasmid into chromosomes using a process called transposition. The system can be used to stably deliver genes to a variety of cell types including human T cells. Sleeping Beauty transposons appear to integrate in a random distribution at thymine-adenine, or TA, dinucleotide sites, making them less likely to cause off-target effects when compared to other transposons and viral gene delivery methods.

We use the Sleeping Beauty system to express TCRs that target patients’ antigens as well as CARs that enable a T cell to recognize specific proteins or antigens that are present on the surface of other cells. Our RPM technology is used in our third generation CAR+ T therapy, which uses the Sleeping Beauty system to co-express our proprietary mbIL15 and a kill switch along with the CAR, and we may elect to incorporate our mbIL15 technology in our TCR therapies in the future. Interleukin 15 (IL-15) has a variety of apparently beneficial effects as it is considered a pro-survival cytokine that promotes survival of T cells. Our pre-clinical data suggest that incorporating mbIL15 into a TCR and CAR+ T therapies enhances in vivo persistence of the TCR and CAR+ T cells.

We believe our Sleeping Beauty platform has several advantages compared with the viral gene transfer technologies used by other TCR and CAR-T companies:

•

Reduced costs. By using DNA plasmid and avoiding the time-consuming and laborious manufacture of virus, our Sleeping Beauty technology may reduce the manufacturing expense and challenges associated with viral gene transfer systems in creating T cells engineered to express TCR and CAR.

•

Shortened manufacturing. We expect the T cell manufacturing process with Sleeping Beauty to significantly reduce virus-based manufacturing times. In the preclinical setting, the time to administration of third-generation Sleeping Beauty-modified T cells co-expressing mbIL15 and a kill switch has been shortened to two days or less from gene transfer. This reduction in time is primarily achieved through the elimination of in vitro T cell activation and propagation which avoids the need to culture T cells, which can take between approximately two and four weeks.

•

Customizable therapies. Our Sleeping Beauty platform may allow us to manufacture more customizable therapies, thereby enabling us to provide personalized TCR+ T cell therapy against unique, and potentially multiple, patient-specific neoantigens.

•

Potential improved safety profile. We expect that including mbIL15 will enable the T cells in our TCR+ T or CAR+ T therapies to engraft from low starting (infusion) numbers. We believe this reduced T cell dose may reduce the side effects caused by cytokine release syndrome, which is often experienced by patients receiving larger infusions of TCR+ T or CAR+ T or cells.

•

Potential to avoid lymphodepletion. The addition of our proprietary mbIL15 may enable the administration of TCR- or CAR-expressing “younger” T cells with an ability to be long-lived after infusion. The ability of TCR or CAR+ T cells to signal via mbIL15 increases TCR or CAR persistence and has the potential to eliminate lymphodepletion as the T cells rely on their own source of this pro-survival cytokine rather than scavenging endogenous soluble IL-15 from the recipient.

•

Local Manufacturing. Our Sleeping Beauty technology enables the potential for a hospital-based manufacturing model in addition to a centralized manufacturing approach currently being employed by other companies for their CAR+ T cell products.

SLEEPING BEAUTY TCR PROGRAM

Background

Each T cell has a unique alpha/beta TCR and an ability to rapidly increase in numbers when the TCR interrogates a target and detects a threat. A TCR can recognize cancer cells as a threat as the receptor docks with a specialized set of molecules on the cancer cell surface called the major histocompatibility complex, or MHC. The MHC reveals the health of a cell based on the loading of peptides (processed protein), which then await examination by unique TCRs on populations of T cells. Two types of MHC, Class I and Class II, are interrogated by TCRs on T cells. Class I molecules activate CD8+ T cells which have evolved an ability to be efficient killers. Class II molecules activate CD4+ T cells which help coordinate an efficient immune response. In each person, there are both many different TCR structures and many different MHC structures. TCRs within each person are adapted to work with their own MHC structures or alleles. For a T cell to recognize and destroy a tumor cell, the TCR must recognize the foreign antigen in the context of MHC and then be activated to deepen the engagement to kill the cell. This is different from CARs, which directly recognize antigens, such as CD19, on the surface of malignant B cells, without the need for presentation by MHC.

Genes in cancer cells can lead to the production of proteins, which are then processed by the cell into protein fragments known as peptides. When these peptides are presented to T cells by MHC, by either tumor cells or antigen presenting cells, and they result in T cell activation, they are known as antigens. When these immunogenic peptides are derived from proteins which are in turn expressed from genes that are mutated only in tumor cells (for example, within the cancer genome and not encoded in the germline), they are known as neoantigens. Tumor cells presenting neoantigens via MHC are targets for T cells. T cells can recognize and kill neoantigen-presenting cancer cells and effect a positive feedback loop to heighten the immune response.

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

Tumors utilize a variety of strategies to evade and suppress the host immune system. This renders T cells residing within the tumor, referred to as tumor-infiltrating lymphocytes, or TIL, ineffective and, despite expressing tumor-specific TCRs, unable to recycle their effector functions to eliminate tumor. To overcome immune suppression, “young” T cells are needed, such as those found in the peripheral blood. However, these circulating T cells do not typically express tumor-specific TCRs in adequate numbers. We seek to address this problem by genetically modifying peripheral blood-derived T cells to express TCRs with specificity to tumor-derived antigens, especially neoantigens, and propagating them to sufficient numbers prior to administration.

The figure below describes how T cell recognition of genetic mutations leads to the killing of tumor cells.

Neoantigens are encoded by tumor-specific mutated genes that are often unique to each patient. Targeting these neoantigens requires TCRs that are generated on a patient-by-patient basis. During cancer initiation and progression, tumor cells acquire mutations in naturally-occurring genes that are responsible for transformation, known as driver mutations. Some of these driver mutations occur in “hotspots” and are a class of mutations shared between tumor types and between individuals. Since driver mutations can be anticipated, it is possible to prepare TCRs in a library in advance of a patient’s need.

Other Approaches to Targeting Neoantigens

Several companies are pursuing “public” antigens that are encoded within a patient’s normal germline, such as cancer testes, PRAME, MAGE series, and NY-ESO-1. Targeting these antigens when they occur in tumors typically enables a library of pre-assembled TCRs to be created as proteins from these germline targets that can be shared within cancer types between patients. We believe there are several drawbacks to relying solely on this approach:

•	Public antigens are not present in many tumors, which limits their appeal.

•

Public antigens are often not homogeneously expressed throughout the tumor because they are typically not driver mutations, which increases the likelihood that the infused TCR-modified T cells will not deliver a complete response.

•

Public antigens are, by definition, also coded within the germline, leading to endogenous TCRs used for cloning and re-expression having sub-optimal affinity and the native T cell unable to recognize the cancer due to immune tolerance. As a result, ex vivo genetic alteration of the alpha and beta chains of the TCR is likely required to improve affinity, which increases the likelihood of on-target but off-tissue toxicity resulting in adverse events.

We believe the superior approach is to genetically modify T cells to target neoantigens present in the cancer genome but not in the germline that are presented though MHC class I and II, which should increase the number of targets and improve the therapeutic potential of the product. This requires a “personal” approach to T cell therapy in which the introduced TCRs recognize neoantigens of a patient’s tumor. When targeting unique neoantigens it is likely that more than one mutated protein will need to be addressed by more than one TCR to prevent relapse of tumors that fail to express the targeted neoantigens. Neoantigens that can be shared between patients and thus occur in “hotspots,” may be driver mutations and, therefore, the cancer cell relies upon their presence rendering it less likely the tumor can escape and thus relapse when T cells are infused with a single specificity. We believe that neoantigen-targeted therapies will improve patient outcomes, particularly for patients with solid tumors and we believe we are the only company using non-viral gene transfer to develop TCR+T therapies that target neoantigens through both classes of MHC.

Our Approach to Targeting Neoantigens

Using our Sleeping Beauty platform, we are developing TCR+ T therapies initially to target solid tumors. Our TCR program designs and manufactures T cells that are intended to target tumor-specific neoantigens, thereby delivering personalized therapy that can attack an individual patient’s cancer. The Sleeping Beauty system uses DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis, which addresses inter-tumor heterogeneity, and to express more than one TCR for each patient and/or to target driver mutations, which addresses intra-tumor heterogeneity.

The genetic modification using the Sleeping Beauty system of recipient-derived products enables us to target neoantigens in two ways, which we refer to as our Personalized TCR Approach and as our Library TCR Approach (Figure 1). We believe we are the only company that is using non-viral gene transfer to develop both personalized TCR+ T therapies and TCR+ T therapies from a library of TCRs derived from third parties. We believe using the Sleeping Beauty system to scale TCR-T to infuse multiple products per patient and develop a library of TCRs to facilitate the recruitment of patients is a competitive advantage.

Figure 1: Our two approaches to TCR+ T therapies targeting neoantigens. Both approaches use the Sleeping Beauty system to genetically modify T cells from the patients’ peripheral blood, or PB, to express one or more TCRs. The “Personalized TCR-T Process” (left) is based on the real-time identification of unique neoantigens and TCRs generated on a patient-by-patient basis. The “Library TCR-T Process” (right) is based on the science that some tumors share mutations in hotspots and TCRs can be prepared in anticipation of a patient’s need.

Our Personalized TCR Approach

Most neoantigens are unique to each patient’s tumor. We plan to address this uniqueness in our Personalized TCR Approach by infusing TCR+ T cells expressing recipient-derived TCRs. There are three essential steps in creating a T cell therapy targeting personalized neoantigens:

1.	Detecting and prioritizing neoantigens. Detecting a patient’s unique set of neoantigens requires one or more samples of the patient’s malignant tissue(s) and sampling of normal cells, followed by sequencing to reveal a catalog of candidate neoantigens that are found in the tumor cells, but not in normal cells. Bioinformatics can be used to identify and prioritize the candidate neoantigens that are driver mutations.

2.

Detecting and prioritizing TCRs. Only a subset of candidate sequence changes are neoantigens as defined by their ability to stimulate a T cell response and thus are characterized as immunogenic. Validating targets requires the presentation of candidate neoantigens via MHC with T cells to be co-cultured with antigen presenting cells to efficiently identify the reactive T cells. One or more of the TCRs from individual reactive T cells are then sequenced.

3.

Manufacturing TCR+ T cells. The sequence of one or more TCRs recognizing one or more neoantigens are placed into DNA plasmids as Sleeping Beauty transposons. These DNA plasmids are inserted into T cells derived from peripheral blood using a process called electroporation. T cells stably expressing the introduced TCR(s) are then propagated to produce the TCR+ T cells in clinically-sufficient numbers before they are released for administration into a patient (Figure 2).

The process for the production and infusion of Sleeping Beauty TCR-modified T cells is based on the electro-transfer of DNA plasmids containing coding for TCR(s) recognizing one or more neoantigens into T cells derived from a patient’s peripheral blood. The TCRs are typically sequenced from TIL responding to the targeted neoantigens. Following electroporation, the genetically modified T cells are propagated to large numbers using the “rapid expansion protocol” which is a technology that has been shown by the NCI to generate T cells that can recognize solid tumors. We believe the use of circulating T cells as the source of effector cells, rather than TIL, will improve the T cell’s ability to kill tumor cells because these circulating lymphocytes are generally “young” and can proliferate and survive in vivo to sustain anti-tumor effects.

Figure 2: Overview of process to manufacture clinical-grade Sleeping Beauty TCR-modified T cells. Peripheral blood mononuclear cells, or PBMC, are obtained by apheresis and “young” T cells therein genetically modified by electroporation using the Sleeping Beauty system to insert TCRs. As needed, the gene transfer step is repeated to generate T-cell products with more than one specificity. The genetically modified T cells are numerically expanded using the rapid expansion protocol and then infused in the patient.

To be successful, genetically modified T cells targeting one or more neoantigens will need to address the fact that (1) among a population of patients, not all tumors express the targeted neoantigen, referred to as inter-tumor heterogeneity, and (2) within a single patient, not all tumor cells express the targeted antigen, referred to as intra-tumor heterogeneity. Inter-tumor heterogeneity limits the number of recipients that are eligible to receive a treatment and intra-tumor heterogeneity creates the risk of antigen-escape variants, increasing the likelihood of cancer relapse. As a result, we believe companies developing T cell therapies targeting neoantigens must address both inter- and intra-tumor heterogeneity.

Our Library TCR Approach

Our Library TCR Approach is based on the finding that a subset of neoantigens are shared between patients and between classes of tumors. These neoantigens are referred to as “hotspots” and their presence allows us to administer TCR+ T cells expressing TCRs from a library derived from third parties. The advantage of the Library TCR Approach is that a subset of patients with solid tumors may be rapidly treated based on screening them for target neoantigens, identifying MHC, and matching these two data sets to the TCRs in the library. Once a match has been identified, the TCR is introduced into peripheral blood-derived T cells using the Sleeping Beauty system, propagated to large numbers using the “rapid expansion protocol” and then infused into the patient in the same process employed by our Personalized TCR Approach.

We have in-licensed from the NCI multiple allogeneic TCRs derived from third parties that are reactive to mutated KRAS, TP53 and EGFR in hotspots and we plan to expand our TCR library as part of our commitment to advance clinical development for the treatment of patients whose solid tumors have driver mutations. These TCRs are typically obtained from TILs. Recent data published online in Clinical Cancer Research showed that TP53 mutation-reactive T cells circulating in peripheral blood are a source of neoantigen-specific TCRs for adoptive cell therapy.

Clinical Development of TCR Program

We believe that a non-viral platform represents the only commercially feasible way of manufacturing neoantigen therapies due to the obstacles presented by inter-tumor heterogeneity and intra-tumor heterogeneity. In 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of adoptive cell transfer-based immunotherapies to treat solid tumors under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI. Under our CRADA, the NCI will perform clinical evaluations of Sleeping Beauty-engineered T cells to express TCRs that are typically reactive against unique neoantigens to mediate cancer regression in patients with refractory solid tumors for several tumor types, including gastrointestinal and genitourinary, breast, ovarian, non-small cell lung cancer and glioblastoma. We anticipate that patients will receive populations of T cells genetically modified to express more than one TCR so that more than one neoantigen can be targeted in the patient. We expect infusing multiple TCRs per patient will reduce the probability of leaving some cancer cells unaddressed, lowering the risk of cancer relapse. The primary objective of the clinical trial is to evaluate tumor response rate with secondary objective to evaluate the safety and tolerability of the therapy. The FDA has cleared the IND application submitted by the NCI for this clinical trial and the trial was initiated in early October. We expect the NCI to begin treating patients in the first half of 2020.

We are also planning a clinical program to study our TCR approach with MD Anderson. We are engaging with the FDA regarding the trial design for this program that will evaluate both our Personalized TCR Approach and our Library TCR Approach.

Solid Tumor Malignancy Prevalence

Cancer is the second most common cause of death in the United States, accounting for nearly one of every four deaths. Approximately 1,762,450 new cancer cases were expected to be diagnosed, and 606,880 cancer deaths expected to occur, in the United States in 2019 according to the American Cancer Society. Of these, the majority were caused by solid tumors. Invasive cancer, such as malignancies of epithelial tissue represent 80% to 90% of all cancer cases according to the Surveillance, Epidemiology, and End Results Program of the National Cancer Institute. These diseases include colorectal, lung, ovarian, skin, bladder, head and neck cancers, among others.

CONTROLLED IL-12 PLATFORM TECHNOLOGY

Background

Ad-RTS-hIL-12 plus veledimex is our gene delivery system to regulate production of IL-12, a potent, naturally occurring anti-cancer protein which functions as a master regulator of the immune system. We control the generation of recombinant IL-12 using a replication-incompetent adenoviral, or Ad, vector administered via a single injection of virus into the brain tumor and engineered to conditionally express human IL-12, or hIL-12 (Figure 3). The conditional expression of hIL-12 is modulated with the RheoSwitch Therapeutic System® (RTS®) by the small molecule veledimex, an activator ligand orally administered that has been shown to cross the blood-brain barrier.

In this way, Ad-RTS-hIL-12 is administered within the tumor under the control of the RTS “switch”. Activation of the switch, and therefore conditional gene expression and subsequent IL-12 protein production, is tightly controlled by the activator ligand, veledimex, delivered to the patient as a daily oral capsule, typically over 14 days. When veledimex is administered to a patient, the switch is turned “on” and IL-12 is produced; when veledimex is withdrawn, the switch is turned “off” and production of recombinant IL-12 ceases. The amount of IL-12 produced is proportional to the dosing of veledimex which further enhances control of this cytokine. We believe the ability regulate production of IL-12 after administration of the virus is critical for the development of this potent cytokine.

Figure 3: Schematic of the vector system to conditionally express IL-12 after intra-tumor injection of replication incompetent adenovirus and oral administration of veledimex capsule that activates transcription via the RTS.

The recombinant IL-12 has been shown to be biologically active as, for example, it can stimulate production of the body’s own interferon-gamma, or IFN-g. IL-12 is a potent pro-inflammatory cytokine capable of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, cells and T cells.

Controlled IL-12 has been shown to biologically turn “cold tumors hot.” In our clinical trials, we have seen deep and sustained infiltration of activated T cells (i.e., “hot” tumors) where previously there had been very little T cell infiltration (i.e., “cold” tumors). Data from repeat biopsies obtained four to six months following administration of Ad-RTS-hIL-12 plus veledimex has shown an increased and sustained infiltration of activated T cells producing IFN-g within the brain-tumor lesion as reported in Science Translation Medicine. Data from our Phase 1 monotherapy clinical trial provided compelling evidence from biopsies, taken more than four months after administration of Ad-RTS-hIL-12 plus veledimex, demonstrating that Controlled IL-12 causes a sustained influx of activated killer (CD8+) T cells into brain tumors. These data also show upregulated expression of PD-1/PDL-1 biomarkers, suggesting that the combination of Ad-RTS-hIL-12 plus veledimex with an immune checkpoint inhibitor, such as targeting PD-1, may improve patient outcomes.

Clinical Development of Controlled IL-12

We have tested Ad-RTS-IL-12 plus veledimex in several Phase 1 and 2 clinical trials for the treatment of patients with metastatic melanoma, breast cancer and brain cancer. We have focused much of our efforts in developing Ad-RTS-IL-12 plus veledimex, as both a monotherapy and in combination with immune checkpoint inhibitors, for adults and children with recurrent brain tumors. We believe Controlled IL-12 may have broad applicability potentially across many tumor times and we expect to initiate clinical trials of Ad-RTS-IL-12 plus veledimex in additional oncology indications as a monotherapy and, potentially, in combination with checkpoint inhibitors.

Monotherapy: Clinical Development Ad-RTS-IL-12 plus Veledimex for Adult rGBM

We previously conducted a Phase 1 clinical trial of patients with rGBM, referred to as the Main Study, in patients with rGBM. The primary objective of the trial is to determine the safety and tolerability of a single intra-tumoral Ad-RTS-hIL-12 injection activated upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response.

A subset of patients in the Main Study (n=6) with unifocal disease who received single administration of Ad-RTS-hIL-12 with 20 mg daily dosing (15 total planned doses) of veledimex along with low-dose steroids, achieved 17.8 months median overall survival, or mOS. Based on this result, we initiated a substudy, referred to as the Expansion Substudy, designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy.

Thirty-six additional patients with rGBM were recruited into the Expansion Substudy and at the 2019 Society for Neuro-Oncology, or SNO, Annual Meeting, we announced the following interim results from the Expansion Substudy:

•	We observed a decrease in tumor from baseline resulted in a patient’s lesion being too small to measure, assessed as a partial response (per iRANO), with follow up ongoing.

•	We provided an analysis of MRI findings of pseudoprogression in subjects with initial increases and subsequent decreases in tumor size, which was consistent with immune-mediated anti-tumor effects.

•

We observed that subjects in the Expansion Substudy were comparable to the subjects in the Main Study, except a higher percentage of subjects enrolled in the Expansion Substudy had multifocal disease (as compared with unifocal disease) and fewer previous recurrences of disease.

•

Subjects receiving 20 mg of veledimex in both the Main Study and Expansion Substudy (n=20) with unifocal disease at entry, receiving low-dose steroids (defined as <20 mg cumulative dosing of dexamethasone during the time of veledimex dosing) had a mOS of 16.2 months. The mOS for these subjects in the Expansion Substudy alone (n=14) had not been reached at a mean follow up of 9.7 months.

•

We observed subjects with multifocal disease at initial enrollment that received 20mg of veledimex and low-dose steroids (n=13) had a mOS of 10.1 months. We believe this is consistent with literature, which shows that multifocal glioblastoma is associated with worse prognosis compared to unifocal disease.

•

Adverse reactions that we observed in the Expansion Substudy as of the data cut-off date were consistent with prior studies of Controlled IL-12 and were predictable, dose-related, and promptly reversible upon discontinuation of veledimex.

•

Drug-related toxicities we observed as of the data cut-off date were comparable to the Main Study, and were predictable, dose-related, and promptly reversible upon discontinuation of veledimex. There were no drug-related deaths reported.

Interim Results from Expansion Substudy Presented at 2019 SNO Annual Meeting

Combination Therapy

We have completed enrollment in a Phase 1 clinical trial to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Bristol-Myers Squibb Company’s OPDIVO® (nivolumab), an immune checkpoint inhibitor, or PD-1 inhibitor, in adult patients with rGBM. This trial was initiated in 2018 and is exploring the potentially synergistic effect of this combination in 21 patients, which have been enrolled. This multi-center, open-label, single-arm trial is being conducted at four sites. Patients with rGBM scheduled for resection who had not been treated previously with inhibitors of immune-checkpoint pathways received Ad-RTS-hIL-12 intratumorally at the time of surgical resection plus a dose of veledimex (10 or 20mg), daily for 14 days. Patients receive nivolumab intravenously (1 or 3 mg/kg) every two weeks until documented progression or withdrawal from the clinical trial and an expansion cohort at the full dose of 20 mg veledimex and 3mg/kg of nivolumab was included. We provided an interim update for this trial at the 2019 SNO Annual Meeting where we announced that:

•	We observed a decrease of approximately 64% in a patient’s tumor from baseline resulting in a partial response (per iRANO), with follow up ongoing.

•	We provided an analysis of MRI findings of pseudoprogression in subjects, which was consistent with immune-mediated anti-tumor effects.

•	Active dosing is ongoing in the trial and mOS had not been reached, with a mean follow up for these subjects of 4.8 months.

•

No dose limiting toxicities, no serious adverse events that were considered related to the combination with nivolumab and no clinically significant overlapping toxicities had been observed in the trial as of the data cut-off date.

In November 2018, we announced a clinical supply agreement with Regeneron to evaluate Ad-RTS-hIL-12 plus veledimex in combination with Regeneron’s PD-1 antibody Libtayo® (cemiplimab-rwlc) to treat patients with rGBM. Libtayo has been approved in the United States for the treatment of patients with metastatic cutaneous squamous cell carcinoma, or CSCC, or locally advanced CSCC who are not candidates for curative surgery or curative radiation. We are currently enrolling subjects in a Phase 2 clinical trial of Ad-RTS-hIL-12 plus veledimex in combination with Libtayo. This multi-center, open-label, single-arm trial will be conducted at approximately 10 hospitals and will enroll approximately 36 patients with rGBM, with the primary endpoints being safety and efficacy. Patients with rGBM scheduled for resection who have not been treated previously with inhibitors of immune-checkpoint pathways will receive Ad-RTS-hIL-12 intratumorally at the time of surgical resection plus a dose of veledimex (20mg), daily for 14 days. Patients will receive cemiplimab intravenously (350 mg) every three weeks until documented progression or withdrawal from the clinical trial. Under the terms of our agreement with Regeneron, we will be responsible for the conduct and costs of the clinical trial, and Regeneron will supply Libtayo for the trial.

Expansion of Controlled IL-12 Program

In our clinical trials, we have observed that Controlled IL-12 increases T cell activity in the tumor microenvironment including the compelling mOS of patients with rGBM with unifocal disease at entry, the decrease in a patient’s tumor from baseline (after pseudo-progression), and the increased infiltration of T cells consistent with pseudo-progression. These data suggest that our Controlled IL-12 may be effective in other tumor types as both a monotherapy and in combination with immune checkpoint inhibitors. We expect to evaluate

Controlled IL-12 in multiple tumor types in smaller clinical trials. The first such clinical trial is a Phase 1 clinical trial of Ad-RTS-hIL-12 plus veledimex for the treatment of glioma in the pontine region of the brain, known as diffuse intrinsic pontine glioma, or DIPG.

Glioblastoma Prevalence

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

Recurrent glioblastoma is an aggressive cancer with one of the lowest 3-year survival rates, at 3%, among all cancers. For patients who have experienced multiple recurrences, the prognosis is particularly poor, with an OS of six to seven months, while overall survival in patients who have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately three to five months.

In children, the incidence of brain cancer is approximately 4.84 per 100,000, according to the NCI. DIPG accounts for approximately 15 percent of all cases of pediatric brain tumors, with a median survival time of less than one year. Because of where these tumors are situated, DIPG is inaccessible to surgery and there are no known curative options.

SLEEPING BEAUTY CAR+ T PROGRAM

Background

We are developing CAR+ T cell therapies targeting CD19 for hematologic malignancies using our Sleeping Beauty platform. Our CAR+ T program is focused on (1) shortening the time the patient must wait for treatment with engineered T cells, (2) increasing the access of hospitals to deliver, and patients to receive, this therapy, and (3) providing safe and efficacious T cell therapies to patients.

CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to directly recognize specific proteins or antigens that are present on the surface of other cells. CAR+ T cell therapies are manufactured individually for the recipient’s use by modifying T cells outside the body, causing the T cells to stably express CARs. Our CAR+ T program is focused on CD19, which is a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies.

Two autologous anti-CD19 CAR+ T cell therapies have been approved by the FDA for the treatment of relapsed/refractory (R/R) B-cell precursor acute lymphoblastic leukemia (Kymriah®) and R/R large B-cell lymphoma (Kymriah® and Yescarta®). These approaches have been successful in helping patients fight cancer, in particular CD19-positive cancers, resulting in significant remission rates. However, we believe the viral manufacturing approaches used to manufacture these therapies will limit their commercial success.

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

Clinical Development of CAR+ T

In the preclinical setting, the time to manufacture and administer third-generation Sleeping Beauty-modified CAR+ T cells co-expressing mbIL15 has been reduced to two days or less from gene transfer. This very rapid manufacturing process may deliver genetically modified T cells with superior therapeutic potential in vivo. Preclinical studies of our third-generation Sleeping Beauty CAR+ T cells, presented at the 2017 Annual Meeting of ASH, demonstrated that a single dose of T cells co-expressing a CD19-specific CAR, mbIL15, and kill switch resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival in mice. We are advancing our CAR+ T technology in the United States in collaboration with MD Anderson in a Phase 1 clinical trial in the United States infusing CD19-specific CAR+ T therapies manufactured using our RPM technology. In this trial, we plan to infuse donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19+ leukemias and lymphomas. We announced the FDA cleared the IND application submitted by MD Anderson for this clinical trial in early October and we expect MD Anderson to initiate the trial in the first half of 2020.

This trial will build upon the results seen in our second generation CAR+ T clinical trial, which employed a revised CAR design and shortened manufacturing process advancement, with culturing times as short as two weeks. This clinical trial enrolled 26 patients with advanced lymphoid malignancies at MD Anderson. A summary of this trial was presented by Dr. Partow Kebriaei of MD Anderson in a presentation at the 2017 Annual Meeting of ASH in December 2017. Interim data from the trial demonstrated that autologous T cells infused after lymphodepleting chemotherapy could be detected and exhibited anti-tumor effects and had an encouraging safety profile in patients with relapsed/refractory CD19+ malignancies. Complete responses at one month were reported in four of eight patients with either ALL (n=5), chronic lymphocytic leukemia (n=1), or diffuse large B-cell lymphoma (n=2), with two morphologic complete responses at three months. Follow-up blood tests demonstrated sustained persistence of infused T cells and targeting of malignant and normal B cells. A letter published in Blood, the journal of the American Society of Hematology, discussed long-term outcomes of seven patients with relapsed or refractory B-cell lymphoid malignancies that received first generation CD19-specific CAR-T cells infused after autologous hematopoietic stem-cell transplantation (HSCT). The letter reported that four of the seven patients demonstrated sustained persistence of CAR+ T (median time of persistence duration was 4.5 years, range 2-5 years) and that five-year progression-free survival and overall survival were 71% and 86%, respectively. There were no dose limiting toxicities with only grade 1 or 2 adverse events being reported.

Joint Venture with Eden BioCell Limited

In conjunction with TriArm Therapeutics, Ltd., or TriArm, we have launched Eden BioCell to lead clinical development and commercialization of Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell is focused on advancing our RPM technology using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas. TriArm is a privately-owned cell therapy company with operations in Germany, China and the United States that was formed by Panacea Venture Healthcare, a fund co-founded and managed by James Huang, Managing Partner of Kleiner Perkins Caufield & Byers China.

We licensed the rights to Eden BioCell for our third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by us and TriArm and the parties share decision-making authority. TriArm has committed up to $35.0 million to this joint venture and will manage all clinical development to execute trials in the territory.

Hematologic Tumor Malignancy Prevalence

According to the Leukemia and Lymphoma Society, an estimated 176,200 people are expected to be diagnosed with leukemia, lymphoma, or myeloma in 2019. New diagnoses for such hematologic malignancies in the United States represented approximately 10% of the new cancer cases in the United States in 2019.

License Agreements, Intellectual Property and Other Agreements

Our goal is to obtain, maintain, and enforce patent protection for our products, formulations, processes, methods, and other proprietary technologies to preserve our trade secrets and other confidential information and to operate without infringing the proprietary rights of other parties. Our policy is to actively seek the broadest possible intellectual property protection for our product candidates through a combination of contractual arrangements and patents, both in the United States and abroad.

Exclusive License Agreement with PGEN Therapeutics

On October 5, 2018, we entered into an exclusive license agreement, or the License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. As between us and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between us and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between us, Precigen and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between us, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between us, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, we have exclusive, worldwide rights to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target for the treatment of cancer, subject to the rights of Merck to pursue such target under the Ares Trading Agreement, and (iii) TCR products designed for neoantigens for the treatment of cancer. Under the License Agreement, we also have exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

We will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. We are required to use commercially reasonable efforts to develop and commercialize IL-12 products and CD19 products and after a two-year period, the TCR Products.

PGEN has also granted us an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize products utilizing an additional construct that expresses RTS IL-12 for the treatment of cancer, referred to as Gorilla IL-12 Products.

In consideration of the licenses and other rights granted by PGEN, we will pay PGEN an annual license fee of $100 thousand and we have agreed to reimburse PGEN for certain historical costs of the licensed programs up to $1.0 million, payable quarterly.

We will make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we will pay PGEN tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 products and CAR products. We will also pay PGEN royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We will also pay PGEN 20% of any sublicensing income received by us relating to the licensed products.

We are responsible for all development costs associated with each of the licensed products, other than Gorilla IL-12 products. We and PGEN will share the development costs and operating profits for Gorilla IL-12 products, and we are responsible for 80% of the development costs and receiving 80% of the operating profits, and PGEN responsible for the remaining 20% of the development costs and receiving 20% of the operating profits.

PGEN will pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of PGEN’s CAR products, up to $50.0 million.

In consideration of our entry into the License Agreement, Precigen has forfeited and returned to us all shares of our Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement.

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

License Agreement and 2015 Research and Development Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, we, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, we, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became our Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies.

On August 17, 2015, we, Precigen and MD Anderson entered into the Research and Development Agreement, or the 2015 R&D Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs. The rights and obligations of Precigen under the 2015 R&D Agreement were assigned to us pursuant to the Fourth Amendment to Research and Development Agreement which was entered into on September 18, 2019 (the “Fourth Amendment”) with an effective date of October 5, 2018.

Pursuant to the 2015 R&D Agreement, we, Precigen and MD Anderson formed a joint steering committee to oversee and manage the ongoing research programs. Under our License Agreement with Precigen, we and Precigen agreed that Precigen would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, we provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, we entered into an amendment to the 2015 R&D Agreement extending its term until April 15, 2021. During the year ended December 31, 2019, we made no payments to MD Anderson compared to $2.7 million during the year ended December 31, 2018. The decrease in cash paid to MD Anderson during the year ended December 31, 2019 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $20.3 million, which is included in other current assets on our balance sheet at December 31, 2019.

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

In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, we amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 R&D Agreement.

2019 Research and Development Agreement—The University of Texas MD Anderson Cancer Center

On October 22, 2019, we entered into the 2019 Research and Development Agreement, or the 2019 R&D Agreement, with MD Anderson pursuant to which the parties agreed to collaborate with respect to the TCR program. Under the 2019 R&D Agreement, the parties will, among other things, collaborate on programs to expand our TCR library and conduct clinical trials. The activities under the 2019 R&D Agreement will be directed by a joint steering committee comprised of two members from our company and one member from MD Anderson.

We will own all intellectual property developed under the 2019 R&D Agreement and we will retain all rights to intellectual property for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including our Sleeping Beauty technology. We have granted MD Anderson an exclusive license for such intellectual property outside the field of oncology and to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies, and a non-exclusive license for allogeneic TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, we agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20 million for development costs under the 2019 R&D Agreement. In addition, we will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. We are required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of our TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. We also agreed to sell our TCR products to MD Anderson at preferential prices and will sell our TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of our TCR products.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, we issued MD Anderson a warrant to purchase 3,333,333 shares of our common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones.

The MD Anderson Warrant and the shares of our common stock to be issued upon exercise of the MD Anderson Warrant have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

License Agreement with the National Cancer Institute

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. Pursuant to the Patent License, we hold an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, p53 and EGFR neoantigens. In addition, pursuant to the Patent License, we hold an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies. On January 8, 2020, we amended the Patent License to expand the TCR library licensed from the NCI to include additional TCRs reactive to mutated KRAS and TP53 neoantigens.

Pursuant to the terms of the Patent License, we are required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months, and the twelve-month anniversary of the effective date of the agreement for the Patent License. We also reimbursed the NCI for past patent expenses in the aggregate amount of approximately $46 thousand. Under the amendment to the patent license signed in January of 2020, we agreed to pay the NCI a cash payment of $600,000 within sixty days of the amendment.

The terms of the Patent License also require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million.

We are also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of our first sponsored phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License.

In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain net sales up to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. We must also pay the NCI royalties on net sales of products covered by the Patent

License at rates in the low to mid-single digits depending upon the technology included in a licensed product. To the extent we enter into a sublicensing agreement relating to a licensed product, we are required to pay the NCI a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense.

The Patent License will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. The NCI may terminate or modify the Patent License in the event of a material breach, including if we do not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. We may terminate the Patent License, or any portion thereof, in our sole discretion at any time upon 60 days’ written notice to the NCI. In addition, the NCI has the right to: (i) require us to sublicense the rights to the product candidates covered by the Patent License upon certain conditions, including if we are not reasonably satisfying required health and safety needs and (ii) terminate or modify the Patent License, including if we are not satisfying requirements for public use as specified by federal regulations.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, we announced the signing of the CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with our researchers and PGEN researchers. During the year ended December 31, 2019 and 2018, the Company made payments of $2.5 million, each year. In February of 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program.

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

We also depend upon the skills, knowledge, and experience of our scientific and technical personnel, as well as those of our advisors, consultants, and other contractors, none of which may be patentable. To help protect unpatentable proprietary know-how, and for inventions for which patents may be difficult to enforce, we currently rely, and in the future, will continue to rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the “Risk Related to Our Intellectual Property” section for further information about certain risks and uncertainties that may affect our patent position and proprietary rights.

Additional information as of December 31, 2019 about material patents and other proprietary rights covering our product candidates is set forth below.

Ad-RTS-IL-12 plus veledimex

The patent estate licensed to us by PGEN covering Ad-RTS-IL-12 plus activator ligands, such as veledimex ligand compositions, methods of use, methods of manufacture, and formulations includes over one hundred patents and applications. This portfolio includes issued patents and pending applications in Europe, Canada, Japan, Australia and other countries. The term of one or more of the issued patents may be extended due to the regulatory approval process.

CAR+ T

In January 2015, we in-licensed from MD Anderson a technology portfolio that includes intellectual property directed to certain non-viral Sleeping Beauty system and CAR+ T cell and bioprocessing technology. Under the terms of the agreement, we have an exclusive license to certain of the intellectual property, a co-exclusive license to certain of the intellectual property technology and a non-exclusive license to certain of the intellectual property technology. Our rights to the MD Anderson intellectual property flow to us via our agreement with PGEN.

TCR+ T

In May 2019, we in-licensed from NCI a technology portfolio that includes intellectual property directed to certain TCR+ T cell therapy and manufacturing technology. Under the terms of the agreement, we hold an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, we hold an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies.

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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. The clinical trial sponsor must submit an IND to the FDA before clinical testing can begin in the United States. An IND must contain the results of the preclinical tests, manufacturing information, analytical data, any available clinical data or literature, a proposed clinical protocol, an investigator’s brochure, a sample informed consent form, and other materials. Clinical trial protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Some preclinical testing, such as toxicity studies, may continue even after the IND is submitted.

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

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug or biologic products that meet certain criteria. Specifically, new drugs or biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a fast track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug or biologic product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a marketing application. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction.

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

Health Care Laws Governing Interactions with Healthcare Providers

Healthcare providers, physicians and third-party payors in the United States play a primary role in the recommendation and prescription of drug products. Arrangements with healthcare providers, physicians, third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws, including false claims, privacy and security, price reporting, and physician sunshine laws or regulations. Some of our pre-commercial activities are subject to some of these laws. The applicable federal, state and foreign healthcare laws and regulations laws that may affect a pharmaceutical manufacture’s ability to operate include, but are not limited to:

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

There remain legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.

It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. In November 2019, CMS issued a final rule finalizing the changes to the Medicare Quality Payment Program.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs . For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly enacted legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Our genetically engineering T-cell programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Two such companies, Novartis International AG (Kymriah®) and Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta®), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Mustang Bio, Inc., Crispr Therapeutics AG, Precision Biosciences Inc., Protheragen Inc.and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.

Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, Incysus Therapeutics, Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Torque Therapeutics and Obsidian Therapeutics, Inc.. We also face competition from non-cell-based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.

We are initially developing our Controlled IL-12 platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in phase 3 development for the treatment of glioblastoma, including, but not limited to, Tocagen Inc., Vascular Biogenics Ltd., and DelMar Pharmaceuticals, Inc. Several companies and institutions have product candidates currently in phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc.

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

Employees

As of February 14, 2020, we had 73 full-time employees, 51 of whom were engaged in research and development activities and 22 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are subject to a collective bargaining agreement.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2019, we had a net loss of $117.8 million, and, as of December 31, 2019 we have incurred approximately $684.1 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

As of December 31, 2019, we have approximately $79.7 million of cash and cash equivalents and in January and February 2020 we raised an aggregate of approximately $98.0 million of net proceeds in a public offering and an at-the-market offering. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into mid-2022 and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all.

Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, slower than expected progress of our research and development efforts, changes in governmental regulation, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds. The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. Moreover, if we fail to advance one or more of our current product candidates to later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our plans to develop and commercialize non-viral and viral adoptive cellular therapies based on engineered cytokines and CAR T-cell as well as TCR therapies can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from PGEN, pursuant to the License Agreement, to pursue the development and commercialization of non-viral and viral adoptive cellular therapies based on cytokines, T-cells, CARs and TCRs, possibly under control of the RTS® and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•

obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified and/or unmodified T-cell therapies for cancer;

•	identifying and manufacturing appropriate TCRs from patient and from third parties that can be administered to a patient;

•	developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T-cells ex vivo and infusing the T-cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	addressing any competing technological and market developments;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products;

•	maintaining and defending the intellectual property rights relating to any products we develop;

•	and not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors, such as those developing T-cell therapies.

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

The immuno-oncology effector platform in which we have acquired rights pursuant to our License Agreement with PGEN represents early-stage technology in the field of human oncology biotherapeutics, with Ad-RTS-IL-12 plus veledimex having completed trials, in melanoma, breast cancer and rGBM. Similarly, our genetically modified and/or non-modified T-cell candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson and the NCI, not by us. We plan to assume control of the overall clinical and regulatory development of our T-cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new INDs, or in filing INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.

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

In addition, the results of the limited clinical trials conducted to date may not be replicated in future clinical trials. Our Ad-RTS-IL-12 plus veledimex and genetically modified and non-modified T-cell product candidates, as well as other product candidates, may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of CAR+ T, TCRs or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources. Any time, effort and financial resources we expend on our Ad-RTS-IL-12 plus veledimex and genetically modified and non-modified T-cell product candidates and other early-stage product candidate development programs may adversely affect our ability to continue development and commercialization of our immuno-oncology product candidates.

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

Our genetically engineering T-cell programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Two such companies, Novartis International AG (Kymriah®) and Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta®), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Mustang Bio, Inc., Crispr Therapeutics AG, Precision Biosciences Inc., Protheragen Inc.and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.

Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, Incysus Therapeutics, Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Torque Therapeutics and Obsidian Therapeutics, Inc.. We also face competition from non-cell-based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.

We are initially developing our Controlled IL-12 platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in phase 3 development for the treatment of glioblastoma, including, but not limited to, Tocagen Inc., Vascular Biogenics Ltd., and DelMar Pharmaceuticals, Inc. Several companies and institutions have product candidates currently in phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc. Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s Depatus-M (ABT-414) and DNA-2401, a conditionally replicative adenovirus being evaluated in combination with pembrolizumab (KEYTRUDA®) for rGBM by DNATrix Inc. and Merck & Co., Inc. Duke University is enrolling a randomized Phase 2 study of oncolytic polio/rhinovirus recombinant (PVSRIPO) alone or in combination with lomustine in recurrent WHO Grade IV malignant glioma patients. Also, MedImmune, LLC/AstraZeneca plc’s durvalumab was evaluated in a Phase 2 trial in patients with rGBM.

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

Any termination of our licenses with PGEN, MD Anderson or the National Cancer Institute or our research and development agreements with MD Anderson could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

We are dependent on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson, Precigen and the National Cancer Institute, or the NCI, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the applicable license agreement and other interpretation-related issues;

•

whether and the extent to which our technology and processes, and the technology and processes of PGEN, MD Anderson, the NCI and our other licensors, infringe intellectual property of the licensor that is not subject to the applicable license agreement;

•	our right to sublicense patent and other rights to third parties pursuant to our relationships with our licensors and partners;

•

whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License, the License Agreement with PGEN and our patent license agreement with the NCI; and

•	whether or not our partners are complying with all of their obligations to support our programs under licenses and research and development agreements; and

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us.

In addition, under our License Agreement, PGEN is obligated to provide certain transition services and transfer certain know-how to us. For example, PGEN was previously responsible for manufacturing the products used in our clinical programs and is now responsible for transferring the related know-how so that we can begin manufacturing products used in our clinical trials. There is no guarantee that PGEN will perform these activities to our satisfaction, if at all. If PGEN fails to perform these activities our ability to pursue our clinical programs may be adversely affected.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson, PGEN and the NCI, on acceptable terms, we may be unable to successfully develop and commercialize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

We are partly reliant on the National Cancer Institute for research and development and early clinical testing of certain of our product candidates.

A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017 and amended in February 2019. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the Sleeping Beauty system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program.

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

Clinical trials are very expensive, time-consuming, difficult to design, initiate and implement.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submission or in the conduct of these trials. In June 2018, we announced that the FDA placed our Phase 1 trial on clinical hold to evaluate CD19-specific CAR-T therapies manufactured using our rapid personalized manufacturing technology with patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas. The FDA requested additional information in support of the IND submission for the trial. Our business may be materially harmed if we or our partners are unable to adequately address the FDA’s requests for this trial.

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

We may not be able to retain the rights licensed to us and PGEN by MD Anderson to technologies relating to CAR, T-cell therapies and other related technologies.

Under the MD Anderson License, we, together with PGEN, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies. When combined with PGEN’s technology suite and Ziopharm’s clinically tested RTS® interleukin 12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR+ T cells and TCR therapies by controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, we and PGEN shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

After 10 years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if we and PGEN are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if we and PGEN are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us or PGEN, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both us or PGEN and may be terminated by the mutual written agreement of us, PGEN and MD Anderson.

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

In the future, if we are able to advance our product candidates to the point of, and thereafter through, clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide for these capabilities. Further, to advance our TCR program, we anticipate significantly expanding our internal research capabilities, including hiring additional employees focusing on pre-clinical research. This growth will place a significant strain on our management and on our administrative, operational, and financial resources. Therefore, our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business may be harmed.

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

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer; Dr. David Mauney, our President; and our principal scientific, regulatory, and medical advisors. Each of Dr. Cooper or Dr. Mauney may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise of each of Dr. Cooper or Dr. Mauney, or any of our other key personnel, could result in delays in product development, loss of key personnel or partnerships, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

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

Our product candidates are in various stages of development and require extensive clinical testing. Notwithstanding our current clinical trial plans for each of our existing product candidates, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. As they enter later stages of development, our product candidates generally will become subject to more stringent regulatory requirements, including the FDA’s requirements for chemistry, manufacturing and controls for product candidates entering phase 3 clinical trials. There is no guarantee the FDA will allow us to commence phase 3 clinical trials for product candidates studied in early clinical trials. For example, we are currently evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody Libtayo® (cemiplimab-rwlc) in a Phase 2 clinical trial for the treatment of recurrent or progressive glioblastoma multiforme in adults. If we elect to advance Ad-RTS-hIL-12 plus veledimex into a Phase 3 clinical trial, we will need to meet all of the FDA’s requirements for this clinical trial. We previously announced that we were pausing a pivotal randomized control trial for Ad-RTS-hIL-12 plus veledimex for the treatment of rGBM and that were resolving previously disclosed technical requirements related to chemistry, manufacturing and controls prior to commencing a phase 3 clinical trial. These efforts remain ongoing and there is no guarantee we will be able to meet the FDA’s requirements for a Phase 3 clinical trial or that the development of Ad-RTS-hIL-12 plus veledimex will not be delayed in order to address these requirements.

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

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events, including potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable AEs, we may be required to halt or delay further clinical development of our product candidates. The FDA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. For instance, Ad-RTS-hIL-12 plus veledimex may result in local reactions during the time of injection, including severe swelling and bleeding. If a serious adverse event was to occur in any of our clinical trials, including in our trial of Ad-RTS-hIL-12 plus veledimex for the treatment of DIPG, the FDA may place a hold on the clinical trial for this indication and, potentially, our clinical trials of Ad-RTS-hIL-12 plus veledimex in other indications.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates.

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

•

Created new requirements under the federal Physician Payments Sunshine Act for certain drug manufacturers to annually report information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

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

There remain legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In

December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. Further, the 2020 federal spending package permanently eliminated effective January 1, 2020, the PPALA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and effective January 1, 2021 also eliminates the health insurance tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, has implemented others under its existing authority. For example in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019.] While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or executive measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

Federal civil and criminal false claims laws, including the False Claims Act which permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

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

•

Requirements under the Physician Payments Sunshine Act to report annually to CMS certain financial arrangements with physicians, as defined by such law, and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our success, competitive position, and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve confidential information, including trade secrets, to prevent third parties from infringing our proprietary rights, and to operate without infringing the proprietary rights of third parties.

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to the PGEN technology, including Ad-RTS-IL-12 plus veledimex, and with respect to CAR+ T, NK and TCR cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was then at MD Anderson. Under our License Agreement with PGEN, PGEN has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear any related costs incurred by it in regard to those actions. PGEN is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us and incorporate our comments prior to submitting any related filings and correspondence. Although under the agreement PGEN has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, PGEN and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or PGEN may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or PGEN may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the patent license agreement with the NCI, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications or patents licensed to us. Although under the agreement, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all patent applications or patents licensed to us, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on PGEN, MD Anderson or the NCI, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, PGEN, MD Anderson and the NCI will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the rejection of claims in our patent applications. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, our own earlier filed patents and applications or those of PGEN MD Anderson, or NCI may limit the scope of later patents we obtain or may result in the rejection of claims in our later filed patent applications. If third parties filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

If we are unable to protect the confidentiality of our confidential information, our business and competitive position would be harmed.

Our success also depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, and to maintain our competitive position, we rely on trade secret protection and confidentiality agreements. To this end, it is our general policy to require our employees, consultants, advisors, and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries, and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how, confidential information or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. Moreover, we may not be able to obtain adequate remedies for any breaches of these agreements. Our trade secrets or other confidential information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets or other confidential information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from PGEN, MD Anderson and NCI is early-stage technology and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims to be valid and enforceable.

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

An adverse determination in a proceeding involving our owned or licensed intellectual property may allow entry of substitutes, including biosimilar or generic substitutes, for our products.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under our License Agreement with PGEN as well as under the MD Anderson License and our patent license agreement with the NCI. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Price and volume fluctuations in the overall stock market;

•	Market conditions or trends in our industry or the economy as a whole;

•	Preclinical or clinical trial results;

•	Public concern as to the safety of drugs developed by us or others;

•	Changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	The financial or operational projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

•	Government regulation;

•	FDA determinations on the approval of a product candidate BLA submission;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by us, our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Developments in patent or other proprietary rights;

•	Changes in reimbursement policies;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.

In addition, the stock market in general and our stock in particular from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies. The stock markets, and in particular the Nasdaq Capital Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

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

As of December 31, 2019, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 37.9% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is related to the design and maintenance of effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third party costs to record.

We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. In addition, we are providing in-house accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of expensing third party clinical trial costs. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at One First Avenue, Parris Building #34, Navy Yard Plaza, Boston, Massachusetts 02129. The Boston office is leased pursuant to a lease agreement that expires in August 2021. On December 21, 2015, we renewed a portion of the lease for Boston office through August 31, 2021 at an average monthly rate of approximately $60 thousand.

In October 2019, we entered into an agreement with MD Anderson to lease office and lab space. The monthly rent expense of this lease with MD Anderson is deducted from our prepayment at MD Anderson. See Note 8 to the accompanying financial statements for further details.

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

There are no matters, as of December 31, 2019, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “ZIOP.”

Record Holders

As of February 14, 2020, we had approximately 270 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2019, we granted a new employee an inducement award in the form of an option to purchase an aggregate of 65,000 shares of our common stock at an exercise price of $4.59 per share, the closing price of our common stock on November 21, 2019. The options were granted as an inducement material to such employee’s entry into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option has a ten-year term and vests over four years, subject to the new employee’s continued service with us on each applicable vesting date. The option was granted the inducement award outside of, but subject to terms generally consistent with, our Amended and Restated 2012 Equity Incentive Plan.

We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying the options granted to this employee prior to the time at which the shares underlying such options become exercisable.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, we purchased an aggregate of 60,161 shares of restricted stock from certain members of our board of directors to cover the applicable withholding taxes due from them for the shares of restricted stock at the time that the applicable forfeiture restrictions lapsed. The following table provides information about these purchases of restricted shares for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1 to 31, 2019	—	$—	—	—
November 1 to 30, 2019	—	—	—	—
December 1 to 31, 2019	60,161	4.72	—	—

Total	60,161	$4.72

Stockholder Return Comparison

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.

The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

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

	Year Ended December 31,
	(in thousands, except share data and per share amounts)
	2019	2018	2017	2016	2015
Statements of Operations Data:
Collaboration revenue	$—	$146	$6,389	$6,861	$4,332
Total operating expenses	57,858	54,052	59,882	172,168	124,432

Loss from operations	(57,858)	(53,906)	(53,493)	(165,307)	(120,100)
Other income (expense), net	813	631	465	134	12
Non-cash inducement warrant expense	(60,751)	—	—	—	—
Change in fair value of derivative liabilities	—	158	(1,295)	(124)	—

Net loss	(117,796)	(53,117)	(54,323)	(165,297)	(120,088)
Preferred stock dividends	—	(16,998)	(18,938)	(7,123)	—
Settlement of a related party relationship	—	207,361	—	—	—

Net income (loss) applicable to common stockholders	(117,796)	137,246	(73,261)	(172,420)	(120,088)

Net income (loss) per share - basic	$(0.70)	$0.96	$(0.53)	$(1.32)	$(0.96)

Net income (loss) per share - diluted	$(0.70)	$0.96	$(0.53)	$(1.32)	$(0.96)

Weighted average number of common shares outstanding: basic	167,952,114	143,508,674	136,938,264	130,391,463	125,416,084
Weighted average number of common shares outstanding: diluted	167,952,114	143,710,160	136,938,264	130,391,463	125,416,084

	Year Ended December 31,
	(in thousands)
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$79,741	$61,729	$70,946	$81,053	$140,717
Total assets	109,114	95,051	105,606	106,348	153,724
Derivative liabilities	—	—	2,424	862	—
Total liabilities	14,104	9,487	58,420	58,325	66,353
Series 1 Preferred Stock	—	—	143,992	125,321	—
Stockholders’ equity (deficit)	95,010	85,564	(96,806)	(77,298)	87,371

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

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing next generation immuno-oncology platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing two immuno-oncology platform technologies that utilize the immune system by employing novel, controlled gene expression and innovative cell engineering technologies designed to deliver safe, effective, and scalable non-viral cell- and viral-based gene therapies for the treatment of multiple cancer types. Our first platform is referred to as Sleeping Beauty and is based on the genetic engineering of immune cells using a non-viral transposon/transposase system that is intended to stably reprogram T cells outside of the body for subsequent infusion. Our second platform is referred to as Controlled IL-12 and is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled and safe manner to focus the patient’s immune system to attack cancer cells. We intend to use both of our platforms to become a leading immuno-oncology company focused on developing individualized, cost-effective therapies primarily aimed at the large unmet needs in solid tumors.

Using our Sleeping Beauty platform, we are developing T cell receptor, or TCR, T cell therapies to target solid tumors. Our program designs and manufactures T cells that are intended to target tumor-specific antigens, thereby delivering personalized therapy that can attack patients’ malignancies. These genetic changes are referred to as neoantigens as they are only expressed by the tumor, reducing the potential for toxicity upon targeting normal cells. Under our Cooperative Research and Development Agreement, the NCI is conducting a Phase 2 clinical trial to evaluate autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express autologous (personalized) TCRs. The U.S. Food and Drug Administration, or FDA, has cleared the investigational new drug, or IND, application submitted by the NCI for this clinical trial. The trial was initiated in October 2019 and preparations to enable patient enrollment by the NCI are underway. We expect the trial will enroll patients with a broad range of solid tumors over the next several years. In addition, we are currently planning a clinical program to study our TCR approaches with The University of Texas MD Anderson Cancer Center, or MD Anderson. Under this program, we expect to clinically evaluate both our personalized autoTCR approach and our library alloTCR approach.

Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus, referred to as Ad-RTS-hIL-12, plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose as the cytokine is under transcriptional control of the RheoSwitch Therapeutic System® (RTS®). We are currently studying our Controlled IL-12 Platform as a monotherapy in a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM. Our substudy of this clinical trial is fully enrolled with 36 patients and is designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We have completed dosing in a Phase 1 dose-escalation clinical trial of Ad-RTS-hIL-12 plus veledimex in combination with OPDIVO® (nivolumab) in patients with rGBM. Dosing is ongoing in a Phase 2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody Libtayo® (cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme in adults.

We are developing chimeric antigen receptor, or CAR, T cell, or CAR+ T, therapies targeting CD19 on malignant B cells using our Sleeping Beauty platform in collaboration with MD Anderson. In a Phase 1 trial, we plan to infuse donor-derived T cells after allogeneic bone marrow transplantation, or BMT, for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19-specific CAR+ T therapies manufactured using our rapid personalized manufacture, or RPM, technology. RPM enables T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound IL-15, or mbIL15. We are also advancing our RPM technology in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. Eden BioCell will lead the clinical development and commercialization of Sleeping Beauty-generated CD19-specific RPM CAR+ T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas.

As of December 31, 2019, we have approximately $79.7 million of cash and cash equivalents in addition to an aggregate of approximately $98.0 million of net proceeds that we raised in January and February 2020 from an underwritten public offering and our at-the-market facility. Given our current development plans, we anticipate our cash resources, along with the proceeds raised from these recent financing activities, will be sufficient to fund our operations into mid-2022 and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2019, we had a net loss of $117.8 million, and through December 31, 2019, we have incurred approximately $684.1 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

For the year ended December 31, 2019, our clinical stage projects included a Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; a Phase 1 Ad-RTS-hIL-12 plus veledimex in combination with Bristol-Myers Squibb Company’s OPDIVO® (nivolumab); an investigator-led Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; an investigator-led Phase 1 clinical trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia; and a Phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma were $4.5 million for the year ended December 31, 2019, and $11.3 million from the project’s inception in June 2015 through December 31, 2019. The expenses incurred by us to third parties for our Ad-RTS-hIL-12 plus veledimex in combination with Bristol-Myers Squibb Company’s OPDIVO® (nivolumab) were $1.7 million for the year ended December 31, 2019 and from the project’s inception in November 2018 through December 31, 2019. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were $1.4 million for the year ended December 31, 2019 and $6.1 million from the project’s inception in December 2015 through December 31, 2019. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial infusing our CD33-specific CAR+ T therapy for relapsed or refractory acute myeloid leukemia were $0.1 million for the year ended December 31, 2019 and $3.8 million from the project’s inception in September 2017 through December 31, 2019. The expenses incurred by us to third parties for our investigator-led Phase 1 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.5 million for the year ended December 31, 2019 and the $2.0 million from the project’s inception in October 2017 through December 31, 2019.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income and changes in the fair value of our Series 1 preferred stock. All of the Series 1 preferred stock was forfeited on October 5, 2018 in conjunction with entering the License Agreement with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation.

Results of Operations for the Fiscal Year ended December 31, 2019 and 2018

Collaboration Revenues

Revenues for the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018	Change
($ in thousands)
Collaboration revenue	$—	$146	$(146)	-100%

Revenue for the year ended December 31, 2019 decreased by $146 thousand in comparison to revenue for the year ended December 31, 2018. During the year ended December 31, 2019, there was no recognized revenue. During the year ended December 31, 2018, we recognized $146 thousand of revenue related to the Ares Trading Agreement under ASC 606 (Note 3).

Research and Development Expenses

Research and development expenses during the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018	Change
($ in thousands)
Research and development	$38,331	$34,134	$4,197	12%

Research and development expenses for the year ended December 31, 2019 increased by $4.2 million when compared to the year ended December 31, 2018. The increase in expense during the year ended December 31,

2019 was due to an increase of $1.5 million in T cell therapy expenses, driven primarily by manufacturing costs and costs associated with our Patent License with the NCI, an increase of $1.2 million in employee related expenses, driven primarily by increased headcount in 2019 compared to 2018, $1.1 million of Gorilla IL-12 expenses driven by increased manufacturing and trial cost to support our ongoing clinical initiatives and $0.4 million of contracted outside services due to the buildout of the Houston facility (Note 8).

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018	Change
($ in thousands)
General and administrative	$19,527	$19,918	$(391)	-2%

General and administrative expenses for the year ended December 31, 2019 decreased by $0.4 million as compared to the prior year. The change was primarily due to decreased stock compensation of $0.9 million and decreased contracted outside services and advisory fees related to our License Agreement with PGEN in 2018 (Note 7) of $0.9 million. The decreased costs in 2019 were offset by an increase of employee related costs of $0.8 million, an increase of facilities related costs of $0.4 million, and an increase of travel related costs due to international travel by executives of $0.2 million.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018	Change
($ in thousands)
Other income (expense), net	$813	$631	$182	29%
Non-cash inducement warrant expense	(60,751)	—	(60,751)	-100%
Change in fair value of derivative liabilities	—	158	(158)	-100%

Total	$(59,938)	$789	$(60,727)

During the year ended December 31, 2019, we recorded a non-cash inducement warrant expense of $60.8 million (Note 10) relating to the issuance of new warrants as an inducement for warrant holders to exercise their 2018 warrants early. During the year ended December 31, 2018 we recorded a gain on the change in fair value of the derivative liabilities of $158 thousand, which was derived from the number of previously outstanding shares of Series 1 preferred stock and their respective valuations. Additionally, we recorded $813 thousand in other income for the year ended December 31, 2019, compared to $631 thousand earned in the prior year, due to increases in our cash equivalent accounts (Note 3).

Results of Operations for the Fiscal Year ended December 31, 2018 versus December 31, 2017

Collaboration Revenues

Revenues for the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
Collaboration revenue	$146	$6,389	$(6,243)	-98%

Revenue for the year ended December 31, 2018 decreased by $6.2 million in comparison to revenue for the year ended December 31, 2017 due to the adoption of ASC 606 (Note 3). During the year ended December 31, 2018, we recognized $146 thousand of revenue related to the Ares Trading Agreement under ASC 606. During the year ended December 31, 2017, we recognized $6.4 million of revenue through our Ares Trading Agreement under ASC 605. (Note 3).

Research and Development Expenses

Research and development expenses during the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
Research and development	$34,134	$45,084	$(10,950)	-24%

Research and development expenses for the year ended December 31, 2018 decreased by $11.0 million when compared to the year ended December 31, 2017. The decrease in expense during the year ended December 31, 2018 was due to a decrease of $10.4 million in preclinical activities, a decrease of $1.7 million related to graft versus host disease, or GvHD, expenses, and a reduction of $0.6 million in other clinical expenses. The decrease in preclinical, GvHD, and other clinical expenses was offset by increases in Gorilla IL-12 expenses due to PGEN under the License Agreement of $1.0 million (Note 7) and of $0.7 million related to salary and employee related expense during the year ended December 31, 2018. We previously determined that the pursuit of GvHD as an indication was not a material part of its corporate strategy and decided to stop pursuing the development of engineered cell therapy strategies, used either separately or in combination, for targeted treatment of GvHD.

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
General and administrative	$19,918	$14,798	$5,120	35%

General and administrative expenses for the year ended December 31, 2018 increased by $5.1 million as compared to the prior year. The change was primarily due to increased contracted outside services and advisory fees related to our license agreement with PGEN (Note 7) of $4.1 million and an increase of $1.3 million related to salary and employee related expense during the year ended December 31, 2018. The increased costs in 2018 were offset by a reduction of milestone payments of $0.3 million due to Baxter Healthcare S.A., or Baxter, as our license agreement with Baxter expired in November 2017.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31,
	2018	2017	Change
($ in thousands)
Other income (expense), net	$631	$465	$166	36%
Change in fair value of derivative liabilities	158	(1,295)	1,453	-112%

Total	$789	$(830)	$1,619

During the year ended December 31, 2018, we recorded a gain on the change in fair value of the derivative liabilities of $158 thousand, compared to a loss of $1.3 million during the year ended December 31, 2017

(Note 13). These changes are derived from the number of previously outstanding shares of Series 1 preferred stock and their respective valuations. Additionally, we recorded $631 thousand in other income for the year ended December 31, 2018, compared to $465 thousand earned in the prior year, due to increases in our cash equivalent accounts (Note 3).

Liquidity and Capital Resources

As of December 31, 2019, we have approximately $79.7 million of cash and cash equivalents and in January and February 2020 we raised an aggregate of approximately $98.0 million of net proceeds in a public offering and an at-the-market offering. Given our current development plans, in addition to our recent financing, we anticipate cash resources will be sufficient to fund our operations into mid-2022 and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts.

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

Recent Financing Transactions

February 2020 Public Offering

On February 5, 2020, we entered into an underwriting agreement with Jefferies, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of our common stock. The price to the public in the offering was $3.25 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a purchase price of $3.055 per share. Under the terms of the underwriting agreement, we also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 4,173,912 shares of common stock at a purchase price of $3.055 per share. The offering, which closed on February 7, 2020, was made pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $85.0 million after deducting underwriting discounts and our offering expenses.

At-the-Market Offering

Subsequent to December 31, 2019, we sold an aggregate of 2,814,673 shares of our common stock. The offering was made pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and our offering expenses.

During the year ended December 31, 2019, we sold an aggregate of 1,271,274 shares of our common stock. The offering was made pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and our offering expenses.

July 2019 and September 2019 Warrant Exercise

On July 26, 2019 and September 12, 2019, we entered into agreements for the exercise of the warrants issued in November 2018 to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. We issued new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for warrant holders to exercise their 2018 warrants early. The new warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00 (Note 10). Proceeds from the exercise of the warrants, before deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. For the year ended December 31, 2019, we also recorded $60.8 million in non-cash inducement warrant expense, which is included in our statement of operations.

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

May 2017 Offering

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

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
($ in thousands)
Net cash provided by (used in):
Operating activities	$(40,854)	$(49,457)	$(54,669)
Investing activities	(284)	(459)	(737)
Financing activities	59,150	40,311	45,299

Net increase (decrease) in cash and cash equivalents	$18,012	$(9,605)	$(10,107)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•

Non-cash operating items such as depreciation and amortization, stock-based compensation, inducement warrant expense and preferred stock and warrants for common stock issued in connection with license agreements;

•

Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the fair value of our derivative liabilities.

Net cash used in operating activities for the year ended December 31, 2019 was $40.9 million, as compared to net cash used in operating activities of $49.5 million and $54.7 million for the years ended December 31, 2018 and 2017, respectively. The net cash used in operating activities for the year ended December 31, 2019 was primarily a result of our net loss of $117.8 million, an increase in receivables of $1.5 million, an increase in prepaid expenses and other current assets of $1.7 million, offset by a decrease in other noncurrent assets of $9.4 million, and an increase in accounts payable and accrued expenses of $1.9 million. The net cash used in operating activities for the year ended December 31, 2018 was primarily a result of our net loss of $53.1 million, an increase in receivables of $1.9 million, an increase of prepaid expenses and other current assets of $1.3 million, and a decrease in accounts payable and accrued expenses of $4.8 million, offset by a decrease of other noncurrent assets of $4.0 million. The net cash used in operating activities for the year ended December 31, 2017 was primarily a result of our net loss of $54.3 million, a decrease in prepaid expenses of $4.0 million, an increase in other noncurrent assets of $13.0 million and an increase in accounts payable and accrued expenses of $5.1 million.

Net cash used in investing activities was $284 thousand for the year ended December 31, 2019 compared to $459 thousand and $737 thousand for the years ended December 31, 2018 and December 31, 2017, respectively. The change was due primarily to increases in equipment purchases under our agreement with MD Anderson to support our ongoing clinical trials in Houston, Texas during the years ended December 31, 2019, 2018 and 2017.

Net cash provided by financing activities was $59.2 million for the year ended December 31, 2019 compared to net cash provided by financing activities of $40.3 million and $45.3 million used in financing activities for the years ended December 31, 2018 and 2017, respectively. The $59.2 million provided by financing activities during the year ended December 31, 2019 is a result of net proceeds from the issuance of common stock upon exercise of warrants (Note 2) of $52.5 million, net proceeds from the issuance in connection with an at the market offering of $6.1 million, proceeds from the exercise of stock options of $1.2 million, offset by $0.7 million used to repurchase common stock. The $40.3 million provided by financing activities during the year ended December 31, 2018 is a result of net proceeds of $47.1 million from our November 2018 financing (Note 2) which were offset by cash paid of $5.4 million from our License Agreement and $1.6 million paid for the repurchase of common stock. The $45.3 million provided by financing activities during the year ended December 31, 2017 is a result of net proceeds of $47.3 million from our May 2017 offering (Note 2) which was offset by $2.1 million in cash used in the issuance of restricted common stock.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. At December 31, 2019, our accumulated deficit was approximately $684.1 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of December 31, 2019 was $93.0 million, consisting of $105.5 million in current assets and $12.5 million in current liabilities. Working capital as of December 31, 2018 was $74.8 million, consisting of $84.3 million in current assets and $9.5 million in current liabilities.

Contractual Obligations

The following table summarizes our outstanding obligations as of December 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$2,799	$925	$914	$446	$514
CRADA	$5,000	2,500	2,500	—	—
Royalty and license fees	$4,150	850	700	700	1,900

Total	$11,949	$4,275	$4,114	$1,146	$2,414

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. On January 30, 2018, we entered into a lease agreement for office space in Houston, TX at MD Anderson through April 2021. On March 12, 2019, we entered into a lease agreement for additional office Space in Houston through April 2021. On October 15, 2019, we entered into another lease agreement for additional office space in Houston through February 2027.

On January 10, 2017, we announced the signing of a CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. In February 2019, we extended the CRADA with the NCI until January 9, 2022.

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License.

On October 5, 2018, we entered into the License Agreement with Precigen. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $100 thousand expected to be paid through the term of the agreement.

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

We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•	Clinical trial expenses;

•	Revenue Recognition from collaboration agreements;

•	Fair value measurements of stock-based compensation; and Series 1 Preferred Stock (including related dividends)

•	Income taxes.

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

Revenue Recognition from Collaboration Agreements

We primarily generate revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, we recognized revenue in accordance with ASC 606 which replaced ASC 605, Multiple Element Arrangements, as used in historical years. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

We recognize collaboration revenue under certain of our license or collaboration agreements that are within the scope of ASC 606. Our contracts with customers typically include promises related to licenses to intellectual property, research and development services and options to purchase additional goods and/or services. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Contracts that include an option to acquire additional goods and/or services are evaluated to determine if such option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s election.

The terms of our arrangements with customers typically include the payment of one or more of the following: (i) non-refundable, up-front payment, (ii) development, regulatory and commercial milestone payments, (iii) future options and (iv) royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. We measure the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize the most likely amount method to estimate the amount of variable consideration, to predict the amount of consideration to which we will be entitled for our one open contract. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of us or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, we reevaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, we recognize revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any development, regulatory or commercial milestones or royalty revenue resulting from any of our collaboration arrangements. Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

We allocate the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations in a contact to the extent both of the following criteria are met: (i) the terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. We develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in each contract. The key assumptions utilized in determining the standalone selling price for each performance obligation may include forecasted revenues, development timelines, estimated research and development costs, discount rates, likelihood of exercise and probabilities of technical and regulatory success.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. We use input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

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

We make certain assumptions to value and expense our share-based compensation awards, as well as our Series 1 preferred stock (including related dividends), which as of October 2018 is no longer outstanding. In connection with valuing stock options we use the Black-Scholes valuation model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock and the expected term of the award.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to our cash. The goals of our investment policy is the preservation of capital, fulfillment of liquidity needs, fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk and consistent with regulatory limitations. To achieve our goals, we maintain our cash in interest-bearing cash accounts. As all of our investments are cash deposits in a global bank, which is subject to minimal interest rate risk.

Effect of Currency Exchange Rates and Exchange Rate Risk Management

We conduct a small number of clinical trials outside of the United States, primarily in Western Europe. These business operations are not material at this time, and therefore we do not anticipate that currency fluctuations will have a material impact on our financial position, results of operations or cash flows at this time.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-40 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2019, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, management concluded that our internal control over financial reporting was not effective at December 31, 2019 because of the material weakness described below.

As of December 31, 2019, management identified a material weakness in the design and effectiveness of our internal control over financial reporting. We did not design and maintain effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record. There were no changes to any of our previously released financial statements. Based on this material weakness, our management concluded that at December 31, 2019, our internal control over financial reporting was not effective.

Remediation

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. In addition, we are providing in-house accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of expensing third party clinical trial costs. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Controls over Financial Reporting

Except for the material weakness discussed above, that has been assessed as a material weakness as of December 31, 2019, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the sections titled Proposal No. 1—Election of Directors, Current Directors, Director Nominees and Executive Officers, Information Regarding the Board of Directors and Corporate Governance and Beneficial Ownership.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2003 Stock Option Plan, or the 2003 Plan, and our 2012 Stock Option Plan, or the 2012 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2019 with respect to the 2003 and 2012 Plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	185,000	$4.80	—
2012 Stock Option Plan	5,657,879	3.90	2,503,508

Total:	5,842,879	$3.93	2,503,508

Equity compensation plans not approved by stockholders:
Inducement Awards	1,030,000	5.80	—

Total:	1,030,000	$5.80	—

Additional information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled Beneficial Ownership.

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

(3) Exhibits:

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

3.5	Bylaws, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

4.2	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

Exhibit No.	Description of Document

4.3	Schedule identifying Material Terms of Options for the Purchase of Shares of Common Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018).

4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed September 13, 2019).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed August 1, 2019).

4.7#*	Warrant to Purchase Common Stock issued to The University of Texas M. D. Anderson Cancer Center.

4.8*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act Of 1934, as amended.

10.1+	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K SEC File No. 001-33038 filed March 1, 2011).

10.2+	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3+	Form of Restricted Stock Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed December 18, 2007).

10.4+	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.5+	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.6+	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.7	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 31, 2013).

10.8+	Employment Agreement by and between the Registrant and Laurence James Neil Cooper, M.D., Ph.D. dated as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed May 7, 2015).

10.9+	Employment Agreement, dated as of April 23, 2019, by and between the Company and David Mauney, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 29, 2019).

10.10+	Employment Agreement, dated as of April 23, 2019, by and between the Company and Robert Hadfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 29, 2019).

Exhibit No.	Description of Document

10.11+	Employment Agreement, dated as of June 4, 2019, by and between the Company and Sath Shukla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed July 24, 2019).

10.12	License Agreement by and among the Registrant, Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 28, 2015).

10.13†	Exclusive License Agreement by and between the Registrant, Precigen, Inc. and Intrexon Corporation, dated October 5, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 9, 2018).

10.14†	License and Collaboration Agreement by and among the Registrant, Intrexon Corporation and ARES TRADING S.A. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015).

10.15	Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 21, 2015).

10.16	Amendment #1 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 30, 2016 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019).

10.17	Amendment #2 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of January 17, 2017 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019).

10.18	Amendment #3 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of November 14, 2017 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019).

10.19	Fourth Amendment to Research and Development Agreement, dated September 19, 2019 by and among the Registrant, The University of Texas MD Anderson Cancer Center and Precigen, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 7, 2019).

10.20#*	Fifth Amendment to Research and Development Agreement, dated October 22, 2019 by and among the Registrant and The University of Texas MD Anderson Cancer Center.

10.21#*	2019 Research and Development Agreement, dated October 22, 2019, by and between the Registrant and The University of Texas MD Anderson Cancer Center.

10.22#	Patent License Agreement, dated as of May 28, 2019, by and between the Company and the National Cancer Institute (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 8, 2019).

10.23#*	Amendment to Patent License Agreement, dated as of January 8, 2020 , by and between the Company and the National Cancer Institute.

10.24#	Cooperative Research and Development Agreement, dated January 9, 2017, by and among the Registrant, the National Cancer Institute, and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

Exhibit No.	Description of Document

10.25	Amendment #1 to the Cooperative Research and Development Agreement, dated March 23, 2018, by and among the Registrant, National Cancer Institute, Intrexon Corporation and Precigen, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.26#	Amendment #2 to the Cooperative Research and Development Agreement, dated February 1, 2019, by and among the National Cancer Institute, the Registrant and Precigen, Inc (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.27	Form of Securities Purchase Agreement, dated November 11, 2018, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed November 13, 2018).

10.28	Form of Registration Rights Agreement, dated November 11, 2018, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed November 13, 2018).

10.29	Form of Securities Purchase Agreement, dated July 26, 2019, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.30	Form of Registration Rights Agreement, dated July 26, 2019, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.31	Form of Securities Purchase Agreement, dated September 12, 2019, by and between the Registrant and an investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

10.32	Form of Registration Rights Agreement, dated September 12, 2019, by and between the Registrant and an investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description of Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
#	Portions of this document (indicated by “[***]”) have been omitted because they are not material and would likely cause competitive harm to Ziopharm Oncology, Inc. if disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: March 2, 2020	By:	/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2020	By:	/s/ Satyavrat Shukla
Satyavrat Shukla
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurence J.N. Cooper and Satyavrat Shukla, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence J.N. Cooper Laurence J.N. Cooper, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020

/s/ Satyavrat Shukla Satyavrat Shukla	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2020

/s/ Kevin G. Lafond Kevin G. Lafond	Senior Vice President Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 2, 2020

/s/ Christopher Bowden Christopher Bowden	Director	March 2, 2020

/s/ Scott Braunstein Scott Braunstein	Director	March 2, 2020

Signature	Title	Date

/s/ Elan Ezickson Elan Ezickson	Director	March 2, 2020

/s/ Heidi Hagen Heidi Hagen	Director	March 2, 2020

/s/ Douglas Pagán Douglas Pagán	Director	March 2, 2020

/s/ Scott Tariff Scott Tariff	Director	March 2, 2020

ZIOPHARM Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ZIOPHARM Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related statements of operations stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2020 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Joint Venture

As described in Note 16 to the financial statements, the Company entered into a joint venture with TriArm Therapeutics, Ltd., to launch Eden BioCell, Ltd., to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies. The Company contributed certain intellectual property in exchange for 10,000,000 ordinary shares of Eden BioCell. As a result of the design and purpose of Eden BioCell, management applied significant judgment in determining that Eden BioCell was considered a variable interest entity, or VIE. They , and concluded the equity interest in Eden BioCell would be accounted for under the equity method of accounting as the Company was not the primary beneficiary of the VIE as it did not have the power to direct the activities of the VIE that most significantly impact its performance. The Company determined that the contribution of certain intellectual property should be accounted for as a transfer on nonfinancial assets recognized at fair value. Management determined the intellectual property had a de minimis fair value as a result of the early stage of the technology and the likelihood of clinical success.

We identified the Company’s accounting for the joint venture as a critical audit matter because auditing management’s judgment around the proper accounting for the transaction required significant audit effort and a high degree of auditor judgment.

Our audit procedures related to the Company’s accounting for the joint venture included the following, among others:

•

We obtained and read the joint venture agreement, gained an understanding of the purpose and nature of the joint venture and the rights and control provided under the agreement, and evaluated management’s documentation.

•

We obtained an understanding of the relevant internal controls related to the accounting for the joint venture and tested such internal controls for design and operating effectiveness, including management review controls related to the proper application of the accounting guidance.

•

We evaluated the Company’s application of relevant accounting guidance and the consistency of management’s methods and assumptions used in determining whether Eden BioCell is an equity method investment and whether the Company has control over the joint venture and the fair value determination for the equity method investment.

We have served as the Company’s auditor since 2010.

/s/ RSM US LLP

Boston, Massachusetts

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ZIOPHARM Oncology, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited ZIOPHARM Oncology, Inc. and subsidiaries’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management did not design and maintain effective internal controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, their internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third party costs to record. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 2, 2020 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ RSM US LLP

Boston, Massachusetts

March 2, 2020

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$79,741	$61,729
Receivables	3,330	1,864
Prepaid expenses and other current assets	22,421	20,692

Total current assets	105,492	84,285

Property and equipment, net	1,110	1,097
Deposits	130	128
Right-of-use asset	2,272	—
Other non-current assets	110	9,541

Total assets	$109,114	$95,051

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906	$707
Accrued expenses	10,846	8,763
Lease liability - current portion	774	—
Deferred rent - current portion	—	13

Total current liabilities	12,526	9,483
Lease liability - noncurrent portion	1,578	—
Deferred rent - noncurrent portion	—	4

Total liabilities	14,104	9,487

Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 30,000,000 shares authorized

Series 1 preferred stock, $1,200 stated value; 250,000 designated; 0 shares issued and outstanding at December 31, 2019 and 2018; liquidation value of $0 million at December 31, 2019 and 2018	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 181,803,320 and 161,066,136 shares issued and outstanding at December 31, 2019 and 2018, respectively	182	161
Additional paid-in capital	778,953	651,732
Accumulated deficit	(684,125)	(566,329)

Total stockholders’ equity	95,010	85,564

Total liabilities and stockholders’ equity	$109,114	$95,051

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2019	2018	2017
Collaboration revenue	$—	$146	$6,389

Operating expenses:
Research and development	38,331	34,134	45,084
General and administrative	19,527	19,918	14,798

Total operating expenses	57,858	54,052	59,882

Loss from operations	(57,858)	(53,906)	(53,493)
Other income, net	813	631	465
Non-cash inducement warrant expense	(60,751)	—	—
Change in fair value of derivative liabilities	—	158	(1,295)

Net loss	$(117,796)	$(53,117)	$(54,323)
Preferred stock dividends	$—	$(16,998)	$(18,938)
Settlement of a related party relationship	$—	$207,361	$—

Net income (loss) applicable to common stockholders	$(117,796)	$137,246	$(73,261)

Net income (loss) per share - basic	$(0.70)	$0.96	$(0.53)

Net income (loss) per share - diluted	$(0.70)	$0.96	$(0.53)

Weighted average common shares outstanding used to compute basic net income (loss) per share	167,952,114	143,508,674	136,938,264

Weighted average common shares outstanding used to compute diluted net income (loss) per share	167,952,114	143,710,160	136,938,264

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

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Stock-based compensation			—	—	6,341	—	6,341
Issuance of restricted common stock			1,519,766	2	998	—	1,000
Exercise of employee stock options			443,051	—	1,219	—	1,219
Cancelled restricted common stock			(74,599)	—	—	—	—
Repurchase of restricted common stock			(225,339)	—	(653)	—	(653)
Issuance of inducement warrants			—	—	60,751		60,751
Issuance of common stock in connection with at the market offering, net of commssions and expenses of $0.1 million			1,271,274	1	6,084		6,085
Warrant exercise, net of commissions and expenses of $1.1 million			17,803,031	18	52,481	—	52,499
Net loss			—	—	—	(117,796)	(117,796)

Balance at December 31, 2019	—	$—	181,803,320	$182	$778,953	$(684,125)	$95,010

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(117,796)	$(53,117)	$(54,323)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	629	575	369
Stock-based compensation	7,341	7,534	8,454
Non-cash inducement warrant expense	60,751	—	—
Change in fair value of derivative liabilities	—	(158)	1,295
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,466)	(1,845)	2
Prepaid expenses and other current assets	(1,729)	(1,263)	3,992
Deposits	(2)	—	—
Other noncurrent assets	9,431	3,942	(12,991)
Increase (decrease) in:
Accounts payable	199	(3,709)	4,261
Accrued expenses	1,725	(1,145)	800
Deferred revenue	—	(146)	(6,389)
Deferred rent	—	(125)	(139)
Lease liabilities	63	—	—

Net cash used in operating activities	(40,854)	(49,457)	(54,669)

Cash flows from investing activities:
Purchases of property and equipment	(284)	(459)	(737)

Net cash used in investing activities	(284)	(459)	(737)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,219	240	88
Issuance of restricted common stock	—	—	(2,059)
Repurchase of common stock	(653)	(1,622)	—
Proceeds from issuance of common stock, net	—	—	47,270
Proceeds from underwritten financing	—	47,101	—
Issuance of common stock upon exercise of warrants, net	52,499	—	—
Issuance of common stock in connection with an at the market offering, net	6,085	—	—
Cash paid for settlement of related party relationship	—	(5,408)	—

Net cash provided by financing activities	59,150	40,311	45,299

Net decrease in cash and cash equivalents, and restricted cash	18,012	(9,605)	(10,107)
Cash and cash equivalents, and restricted cash, beginning of period	61,729	71,334	81,441

Cash and cash equivalents, and restricted cash, end of period	$79,741	$61,729	$71,334

Supplementary disclosure of cash flow information:
Bonus paid in common stock	$1,000	$—	$—

Fixed assets in accrued expenses	$358	$—	$—

Supplementary disclosure of noncash investing and financing activities:
Noncash portion of related party relationship settlement	$—	$212,769	$—

Payment of Series 1 preferred stock dividends in preferred stock	$—	$16,998	$18,938

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2019, the Company has approximately $79.7 million of cash and cash equivalents, in addition to an aggregate of approximately $98.0 million of net proceeds that the Company raised in January and February 2020 from an underwritten public offering and its at-the-market facility. Given the Company’s current development plans, the Company anticipates its cash resources, along with the proceeds raised from its recent financing activities, will be sufficient to fund its operations into mid-2022, and the Company has no committed sources of additional capital at this time. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

2.	Financings

February 2020 Public Offering

On February 5, 2020, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of its common stock. The price to the public in the offering was $3.25 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $3.055 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 4,173,912 shares of common stock at a purchase price of $3.055 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 27,826,086 shares on February 5, 2020. The net proceeds from the offering were approximately $85.0 million after deducting underwriting discounts and offering expenses paid by the Company.

At-the-Market Offering

Subsequent to December 31, 2019, the Company sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by the Company.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

2.	Financings (Continued)

During the year ended December 31, 2019, the Company sold an aggregate of 1,271,274 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and offering expenses payable by the Company.

November 2018 Private Placement and 2019 Inducement Warrants

On November 11, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which it sold an aggregate of 18,939,394 immediately separable units at a price per unit of $2.64 to such investors, for net proceeds of approximately $47.1 million. Each unit was comprised of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) a warrant to purchase one share of common stock. The securities issued by the Company pursuant to the securities purchase agreement and to be issued upon exercise of the warrants were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. When issuing the units, the Company relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Registration D, promulgated thereunder and on similar exemptions under applicable state laws and filed a Form D with the SEC on November 19, 2018. On February 7, 2019, the Company filed a registration statement on Form S-3 registering the resale of shares issued pursuant to the securities purchase agreement and the resale of shares that may be issued upon exercise of the warrants.

July 2019 and September 2019 Warrant Exercise

On July 26, 2019 and September 12, 2019, the Company entered into agreements for the exercise of the warrants issued in November 2018 to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. The Company issued new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for warrant holders to exercise their 2018 warrants early. The new warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00 (Note 14). Proceeds from the exercise of the warrants, before deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. For the year ended December 31, 2019, the Company also recorded $60.8 million in non-cash inducement warrant expense, which is included in the Company’s statement of operations.

May 2017 Offering

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

February 2020 Public Offering

On February 5, 2020, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of its common stock. The net proceeds from the offering were approximately $85.0 million after deducting underwriting discounts and offering expenses paid by the Company (see Note 2).

At-the-Market Offering

Subsequent to the balance sheet date, the Company sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by the Company.

Amendment - License Agreement with the National Cancer Institute

On January 8, 2020, we amended the Patent License to expand the TCR library licensed from the NCI to include additional TCRs reactive to mutated KRAS and TP53 neoantigens. Under the amendment to the patent license, we agreed to pay the NCI a cash payment of $600,000 within sixty days of the amendment.

Cash and Cash Equivalents

Cash equivalents consist primarily of demand deposit accounts and deposits in short-term U.S. treasury money market mutual funds. Cash equivalents are stated at cost, which approximates fair market value. The following

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,
(in thousands)	2019	2018	2017
Cash and cash equivalents	$79,741	$61,729	$70,946
Restricted cash included in prepaid expenses and other current assets	—	—	388

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$79,741	$61,729	$71,334

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

Warrants

The Company assesses whether warrants issued require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68,031	$68,031	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$24,437	$24,437	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

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

The Company recognized the upfront payment received in 2015 associated a former open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date were classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date were classified as contract liabilities, net of current portion. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As described above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices.

There were multiple distinct performance obligations, including material rights; thus, the Company allocated the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure. Furthermore, the Company has not capitalized any contract costs under the guidance in ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

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

The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Ares Trading and PGEN Therapeutics, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation (Note 8). Under ASC 605, the Company accounted for the up-front payment over the estimated period of performance of the research and development services which was estimated to be 9 years. In connection with the adoption of ASC 606, the Company uses cost-based input method to measure progress because such method best reflects the

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

satisfaction of the performance obligation. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research programs. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. As a result, although the performance obligations noted above and identified under ASC 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under ASC 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under ASC 606 differed from the amounts allocated under ASC 605. Additionally, at December 31, 2018, the contract liability is $0 under both methods of revenue recognition (Note 7). There is no revenue related to the year ended December 31, 2019.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense (Note 11).

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

The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2019, 2018, and 2017 and did not capitalize any such costs

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

on the balance sheets. The Company recognized $4.0 million, $3.0 million, and $2.5 million of compensation expense related to stock options during the years ended December 31, 2019, 2018, and 2017, respectively. In the years ended December 31, 2019, 2018, and 2017, the Company recognized $2.3 million, $4.5 million, and $6.0 million of compensation expense, respectively, related to restricted stock (Note 14). The total compensation expense relating to vesting of stock options and restricted stock awards for the years ended December 31, 2019, 2018, and 2017 was $6.3 million, $7.5 million, and $8.5 million, respectively. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2019	2018	2017
Research and development	$1,461	$1,683	$2,401
General and administrative	4,880	5,851	6,053

Share based employee compensation expense before tax	$6,341	$7,534	$8,454
Income tax benefit	—	—	—

Net share based employee compensation expense	$6,341	$7,534	$8,454

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2019, 2018, and 2017 was approximately $2.47, $1.64, and $3.94 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in SAB No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2019	2018	2017
Weighted average risk-free interest rate	1.39 - 2.53%	2.55 - 3.06%	1.85 - 2.27%
Expected life in years	5.75 - 6.25	6	6
Expected volatility	71.39 - 85.00%	80.75 - 84.71%	80.31 - 81.03%
Expected dividend yield	0	0	0

Net Income (Loss) Per Share

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

	For the Year Ended December 31,
in thousands, except share and per share data	2019	2018	2017
Basic
Net loss	$(117,796)	$(53,117)	$(54,323)
Preferred stock dividends	—	(16,998)	(18,938)
Settlement of a related party relationship	—	207,361	—

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

	For the Year Ended December 31,
in thousands, except share and per share data	2019	2018	2017
Net income / (loss) applicable to common shareholders	$(117,796)	$137,246	$(73,261)

Weighted-average common shares outstanding	167,952,114	143,508,674	136,938,264

Earnings per share, basic	$(0.70)	$0.96	$(0.53)

Diluted
Net Loss	$(117,796)	$(53,117)	$(54,323)
Preferred stock dividends	—	(16,998)	(18,938)
Precigen license transaction	—	207,361	—

Net income / (loss) applicable to common shareholders	$(117,796)	$137,246	$(73,261)

Weighted-average common shares outstanding	167,952,114	143,508,674	136,938,264
Effect of dilutive securities
Stock options	—	201,362	—
Unvested restricted common stock	—	124	—
Warrants	—	—	—

Dilutive potential common shares	—	201,486	—

Shares used in calculating diluted earnings per share	167,952,114	143,710,160	136,938,264

Earnings per share, diluted	$(0.70)	$0.96	$(0.53)

Certain shares related to some of the Company’s outstanding common stock options, unvested restricted stock, preferred stock, and warrants have not been included in the computation of diluted net earnings (loss) per share for the years ended December 31, 2019, 2018 and 2017 as the result would be antidilutive. Such potential common shares at December 31, 2019, 2018, and 2017 consist of the following:

	December 31,
	2019	2018	2017
Stock options	6,872,879	5,075,723	4,352,135
Unvested restricted stock	939,636	681,946	1,808,559
Preferred stock	—	—	34,134,524
Warrants	22,272,727	18,939,394	—

	30,085,242	24,697,063	40,295,218

During the year ended December 31, 2018, the Company and PGEN, entered into a License Agreement to replace all existing agreements between the companies that provides the Company with certain exclusive and non-exclusive rights to technology controlled by PGEN. The License Agreement was dated October 5, 2018. In consideration of the Company entering into the License Agreement, Precigen agreed to forfeit and return to the

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Precigen as of the date of the License Agreement (Note 7).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The Company adopted ASU No. 2016-02, on January 1, 2019 using the effective date method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed it to carry forward the historical lease classification. The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheets with terms of 12 months or less. Refer to Note 8—Leases for further details.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

4.	Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2019	2018
Office and computer equipment	$1,436	$1,249
Software	1,030	1,030
Leasehold improvements	1,892	1,839
Research and development equipment	1,195	1,182
Capital in-process	389	—

	5,942	5,300
Less: accumulated depreciation	(4,832)	(4,203)

Property and equipment, net	$1,110	$1,097

Depreciation charged to the statement of operations for the years ended December 31, 2019, 2018, and 2017 was $629 thousand, $575 thousand, and $369 thousand, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2019	2018
Clinical services	$5,247	$3,003
Employee compensation	1,910	1,786
Preclinical services	1,147	1,247
Professional services	991	745
Manufacturing services	586	1,164
Accrued vacation	489	363
Payroll taxes and benefits	284	349
Other consulting services	192	106

Total	$10,846	$8,763

6.	Related Party Transactions

Collaborations with Precigen/ PGEN

During the year ended December 31, 2018, the Company and PGEN entered into an Exclusive License Agreement (Note 7).

During the year ended December 31, 2018, the Company issued an aggregate of 11,415 shares of Series 1 preferred stock to Precigen, the holder of all of the outstanding shares of the Company’s Series 1 preferred stock, as monthly dividend payments. The Company recorded such shares of Series 1 preferred stock at a fair value of $18.9 million, which is a component of temporary equity and recorded a loss on the change of the derivative liabilities in the amount of $1.3 million. See Notes 3 and 13 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

6.	Related Party Transactions (Continued)

During the years ended December 31, 2019, 2018, and 2017, the Company expensed $3.0 million, $8.1 million, and $21.4 million, respectively, for services performed by Precigen. As of December 31, 2019, and 2018, the Company recorded $0.1 million and $1.9 million, respectively, in current liabilities on its balance sheet for amounts due to Precigen.

Collaboration with PGEN and MD Anderson

On January 13, 2015, the Company, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the company, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015.

During the year ending December 31, 2019, the Company did not make any payments to MD Anderson, and the total aggregate payments in connection with this agreement are $41.9 million. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $20.3 million, which is included in prepaid expenses and other current assets. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis.

7.	Settlement of a Related Party Relationship

Exclusive License Agreement with PGEN Therapeutics

On October 5, 2018, the Company entered into the license agreement with PGEN. As between the Company and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between ZIOPHARM, Precigen and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

Pursuant to the terms of the License Agreement, PGEN has granted the Company exclusive, worldwide rights to research, develop and commercialize (i) products utilizing PGEN’s RheoSwitch® gene switch, or RTS®, for the treatment of cancer, referred to as IL-12 Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target for the treatment of cancer, subject to the rights of

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Settlement of a Related Party Relationship (Continued)

Ares Trading to pursue such target under the Ares Trading Agreement, and (iii) T-cell receptor, or TCR, products designed for neoantigens for the treatment of cancer. PGEN has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company is solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially reasonable efforts to develop and commercialize IL-12 Products and CD19 Products and after a two-year period, the TCR Products.

PGEN has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize products utilizing an additional construct that expresses RTS IL-12 for the treatment of cancer, referred to as Gorilla IL-12 Products.

In consideration of the licenses and other rights granted by PGEN, we will pay PGEN an annual license fee of $100 thousand and we have agreed to reimburse PGEN for certain historical costs of the licensed programs up to $1.0 million, payable quarterly. The Company determined that the fair value of this program was $1.0 million and this was expensed in accordance with ASC 730, Research and Development during the year ended December 31, 2018. The Company recorded a liability for $0.1 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively, and has included these amounts in accrued expenses on the balance sheet.

The agreement also calls for an annual license fee of $100 thousand as long as the agreement is effective. The Company will also make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay PGEN tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 Products and CAR Products. The Company will also pay PGEN royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR Products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay PGEN 20% of any sublicensing income received by the Company relating to the licensed products.

The Company is responsible for all development costs associated with each of the licensed products, other than Gorilla IL-12 Products. The Company and PGEN will share the development costs and operating profits for Gorilla IL-12 Products, with the Company responsible for 80% of the development costs and receiving 80% of the operating profits, and PGEN responsible for the remaining 20% of the development costs and receiving 20% of the operating profits.

PGEN will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of PGEN’s CAR products, up to $50.0 million.

In consideration of the Company entering into the License Agreement, Precigen forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement. In addition, PGEN is required to transfer all of Ziopharm’s rights and obligations under the Ares Trading Agreement to Precigen (or its’ affiliate). As a result, Ziopharm shall not be responsible for any remaining obligations under the Merck Agreement. Additionally, Precigen forfeited and returned to the Company

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	Settlement of a Related Party Relationship (Continued)

all shares of the Company’s Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement.

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

The Company recognized a net credit to accumulated deficit of $207.3 million, calculated as the difference in the carrying value of the Series 1 preferred stock, derivative liability, and contract liability, and the consideration transferred of $5.4 million, in connection with the transaction. This amount is included in net income available to common shareholders in the calculation of earnings per share for the year ended December 31, 2018 (Note 3).

8.	Leases

Operating Leases

The Company adopted FASB ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 using the effective date method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed it to carry forward the historical lease classification. The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheets with terms of 12 months or less.

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

The adoption of Topic 842 resulted in recognition of approximately $1.6 million of right-of-use assets and $1.6 million of lease liabilities on the Company’s balance sheets on January 1, 2019. The adoption did not have a material impact on the Company’s statements of operations or accumulated deficit. The Company will review the classification of newly entered leases as either an operating or a finance lease and recognize a related right-of-use asset and lease liabilities on its balance sheets upon commencement.

In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in Boston, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of December 31, 2019, and December 31, 2018, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet. On January 30, 2018, the Company entered into a lease agreement for office space in Houston at MD Anderson. Under the terms of the MD Anderson Lease, the Company leases approximately

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Leases (Continued)

two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $1.0 thousand through April 2021. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson.

On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the First Houston Lease agreement, the Company leases approximately one thousand and thirty-eight square feet and is required to make rental payments at an average monthly rate of approximately $2.0 thousand through April 2021. On October 15, 2019, the Company entered into a lease agreement for additional office space in Houston. Under the terms of the Second Houston Lease, the Company leases approximately eight thousand four hundred and forty-three square feet and is initially required to make rental payments of approximately $17.0 thousand through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term.

The components of lease expense were as follows:

(in thousands)	Year Ended December 31, 2019
Operating lease cost	$772

Total lease cost	$772

Weighted-average remaining lease term (years)	4.42
Weighted-average discount rate	8.00%

Cash paid for amounts included in the measurement of the lease liabilities were $0.7 million for the year-ended December 31, 2019. The Company recognized new operating lease assets obtained in exchange for operating lease liabilities of $1.2 million for the year-ended December 31, 2019.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020	$925
2021	701
2022	213
2023	220
2024	226
Thereafter	514

Total lease payments	$2,799
Less: Imputed Interest and Adjustments	(447)

Present value of lease payments	$2,352

Disclosures related to periods prior to adoption of the New Lease Standard

Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the lease under ASC 840. Total rent expense was approximately $0.7 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

8.	Leases (Continued)

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

2019	723
2020	736
2021	488

Future minimum lease payments, net	$1,947

9.	Commitments and Contingencies

License Agreements

Exclusive License Agreement with PGEN

On October 5, 2018, the Company entered into an exclusive license agreement with PGEN. Refer to Note 7—Settlement of a Related Party Relationship for further details.

License Agreement and Research and Development Agreements—The University of Texas MD Anderson Cancer Center

On January 13, 2015, ZIOPHARM, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with PGEN, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Company’s Chief Executive Officer in May 2015 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies.

On August 17, 2015, the Company, PGEN and MD Anderson entered into the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

Pursuant to the Research and Development Agreement, the Company, PGEN and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. Under the License Agreement with PGEN, ZIOPHARM and PGEN agreed that PGEN would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the Research and Development Agreement extending its term until April 15, 2021.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

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

In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. Refer to Note 10 – Warrants for further details.

During the year ended December 31, 2019, the Company made no payments to MD Anderson compared to $2.7 million during the year ended December 31, 2018. The decrease in cash paid to MD Anderson during the year ended December 31, 2019 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by the Company being deducted from the existing prepaid expense. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $20.3 million, which is included in prepaid expenses and other current assets on the Company’s balance sheet at December 31, 2019.

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with PGEN, shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if ZIOPHARM and PGEN are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and PGEN are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and PGEN, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both us and PGEN and may be terminated by the mutual written agreement of us, PGEN, and MD Anderson.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

License Agreement with the National Cancer Institute

On May 28, 2019, the Company entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. Pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR. In addition, pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies.

Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months, and the twelve-month anniversary of the effective date of the agreement for the Patent License. The Company also reimbursed the NCI for past patent expenses in the aggregate amount of approximately $46 thousand. Under the amendment to the patent license signed in January 2020, we agreed to pay the NCI a cash payment of $600,000 within sixty days of the amendment. For the year-ended December 31, 2019, the Company made payments under the Patent License of $1.0 million. At December 31, 2019, the Company included the remaining $0.5 million for the Patent License as accrued expenses on the Company’s balance sheet. At December 31, 2019, the Company included a prepayment of $0.3 million related to the Patent License as prepaid expenses and other current assets on the Company’s balance sheet.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

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

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of the CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company’s researchers and PGEN researchers. During the year ended December 31, 2019 and 2018, the Company made payments of $2.5 million, each year. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program.

Exclusive Channel Partner Agreement with PGEN for the Cancer Programs

From 2011 to 2018, the Company was party to various arrangements with Precigen (now PGEN) in which the Company used PGEN’s technology to research and develop cancer treatments in return for various future profit sharing and royalty arrangements. These agreements were modified or terminated by the License Agreement described in Note 7.

Ares Trading License and Collaboration Agreement

On March 27, 2015, the Company, together with Precigen (now PGEN), signed the Ares Trading Agreement, with Ares Trading S.A., a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.

PGEN was entitled to receive $5.0 million from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the year ended December 31, 2019, the Company incurred no expense under the Ares Trading Agreement. For the year ended December 31, 2018, the Company has expensed $0.1 million under the Ares Trading Agreement, respectively. For the year ended December 31, 2017, the Company expensed $1.6 million under the Ares Trading agreement.

Ares Trading paid a non-refundable upfront fee of $115.0 million to Precigen as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from Precigen in July 2015.

Under the License Agreement, PGEN agreed to perform all future obligations of the Company under the Ares Trading Agreement other than certain payment obligations. Accordingly, the Company recognized the remaining deferred revenue as part of the settlement of related party relationships as described in Note 7.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

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

10.	Warrants

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

10.	Warrants (Continued)

The Company assessed whether the both the 2019 and 2018 warrants required accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors for the exercise of previously issued warrants to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised their 2018 warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. The warrants exercised were originally issued by the Company in a private placement that closed in November 2018 (Note 2). Proceeds from the warrant exercise, after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. The Company issued participating investors new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for the warrant holders to exercise their 2018 warrants early. The 2019 warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00. The 2019 warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash charge in the Company’s statement of operations.

On October 22, 2019, the Company entered into the 2019 Agreement with MD Anderson. In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. The warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the warrant in the same manner as if the Company paid cash for services to be rendered. For the year ended December 31, 2019, the Company did not recognize any expense related to the warrant.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$124,115	$106,430
Start-up and organizational costs	30,480	33,977
Research and development credit carryforwards	35,130	33,684
Stock compensation	1,087	990
Capitalized acquisition costs	4,501	5,160
Lease liability	626	—
Depreciation	176	132
Other	1,186	920

	197,301	181,293
Less valuation allowance	(196,696)	(181,293)

Total deferred tax assets	605	—

Deferred tax liabilities:
Right of use asset	(605)	—

Total deferred tax liabilities	$(605)	$—

Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2019, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $470 million, of which $342 million is available to offset future federal taxable income to the extent permitted under the Internal Revenue Code, or IRC, expiring in varying amounts through 2039 and approximately $128 million can be carried forward indefinitely. The Company also has approximately $404 million of state net operating loss carryforwards available to offset future state taxable income, expiring at various dates through 2039. Additionally, the Company has approximately $35.0 million of research and development credits at December 31, 2019, expiring in varying amounts through 2039, which may be available to reduce future taxes.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes (Continued)

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

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $15.4 million in 2019 primarily due to net operating loss carryforwards and the increase in research and development credits.

Income taxes using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to non-deductible expenses related to the Company’s issuance of preferred stock along with the change in the valuation allowance on deferred tax assets.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes (Continued)

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Federal income tax at statutory rates	21%	21%	34%
State income tax, net of federal tax benefit	3%	4%	4%
Non-cash inducement warrant expense	-11%	0%	0%
Research and development credits	1%	2%	3%
Stock compensation	0%	-1%	-1%
Research and development true-up	0%	0%	-7%
Officers compensation	0%	-1%	-2%
Other	-1%	-2%	-3%
Federal rate change	0%	3%	-124%
Change in valuation allowance	-13%	-26%	96%

Effective tax rate	0%	0%	0%

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the years ended December 31, 2019, 2018, and 2017.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2019.

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

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Preferred Stock and Stockholders’ Equity (Deficit)

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

Common Stock

February 2020 Public Offering

On February 5, 2020, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of its common stock. The price to the public in the offering was $3.25 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $3.055 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 4,173,912 shares of common stock at a purchase price of $3.055 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 27,826,086 shares on February 5, 2020. The net proceeds from the offering were approximately $85.0 million after deducting underwriting discounts and offering expenses paid by the Company.

At-the-Market Offering

During the year ended December 31, 2019, the Company sold an aggregate of 1,271,274 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and offering expenses payable by the Company.

Also, subsequent to December 31, 2019, the Company sold an aggregate of 2,814,673 shares of our common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by the Company.

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

May 2017 Offering

On May 11, 2017, the Company sold in an underwritten offering an aggregate of 9,708,738 shares of its common stock. The price to the investor in the offering was $5.15 per share, and the underwriters agreed to purchase the

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

12.	Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

shares from the Company pursuant to the Company’s registration statement on Form S-3ASR (File No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $47.3 million after deducting underwriting commissions and offering expenses payable by the Company.

Preferred Stock

The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.

On June 29, 2016, the Company entered into amendments to certain agreements with Precigen (now PGEN) (Note 7). In consideration for the execution and delivery of these amendments the Company issued to Precigen 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock had a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock had certain rights, preferences, privileges and obligations, including dividend rights, conversion rights, consent rights with respect to certain Company actions, and rights to preferential payments in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a change of control or sale, lease, transfer or exclusive license of all or substantially all of the Company’s assets prior to the conversion of the Series 1 preferred stock.

On October 5, 2018, the Company and PGEN entered into the License Agreement to replace all existing agreements between the companies, which provides the Company with certain exclusive and non-exclusive rights to technology controlled by PGEN. In consideration of the Company entering into the License Agreement, Precigen forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement (Notes 7 and 12).

13.	Derivative Financial Instruments

The Company determined that certain embedded features related to the Series 1 preferred stock were derivative financial instruments. The company values the embedded derivative financial instruments related to the Series 1 preferred stock as Level 3 financial liabilities (Note 3).

On October 5, 2018, the Company entered into the License Agreement with PGEN. In partial consideration for the termination of the former agreements, the Company and PGEN agreed that Precigen would forfeit all outstanding shares of the Series 1 preferred stock held by Precigen, including any accrued dividends and related financial instruments. Thus, upon closing of the transaction, these derivative financial instruments were no longer outstanding (Note 7).

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

13.	Derivative Financial Instruments (Continued)

The change in the derivative liability for the years ended December 31, 2019, 2018 and 2017 consists of the following:

Fair Value
Balance, December 31, 2016	$862
Dividends	267
Change in fair value	1,295

Balance, December 31, 2017	$2,424
Dividends	223
Change in fair value	(158)
Settlement of a related party relationship	(2,489)

Balance, December 31, 2018	$—
Dividends	—
Change in fair value	—

Balance, December 31, 2019	$—

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

December 31,
2018
Risk-free interest rate	2.50 - 3.13%
Expected dividend rate	0
Expected volatility	77.6 - 82.4%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%
Preferred conversion floor price	$1.00

14.	Stock Option Plan

The Company adopted the 2012 Equity Incentive Plan, or the “2012 Plan,” in May 2012. Including subsequent increases, the Company had reserved 14.0 million shares for issuance. At December 31, 2019, there are 5,842,879 shares reserved for issuance and 2,503,508 available for future grant.

As of December 31, 2019 the Company had outstanding options to its employees to purchase up to 4,550,071 shares of the Company’s common stock, to its directors to purchase up to 1,282,808 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 10,000 shares of the Company’s common stock.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

14.	Stock Option Plan (Continued)

Stock options to employees generally vest ratably in either quarterly or annual installments over three years, commencing on the first anniversary of the grant date and have contractual terms of ten years. Stock options to directors generally vest ratably over one or two years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 1,030,000 additional shares for issuance under options granted outside of the 2003 and 2012 Plans.

Proceeds from the option exercises during the years ended December 31, 2019, 2018, and 2017 amounted to $1.2 million, $0.2 million and $0.1 million respectively. The intrinsic value of these options amounted to $1.1 million, $0.1 million and $0.2 million for years ended December 31, 2019, 2018 and 2017, respectively.

Transactions under the 2012 Plan for the years ending December 31, 2019, 2018, and 2017 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,465,335	$5.07
Granted	688,800	5.27
Exercised	(180,000)	3.67
Cancelled	(122,000)	6.64

Outstanding, December 31, 2017	3,852,135	5.12
Granted	1,744,950	2.35
Exercised	(104,167)	2.30
Cancelled	(215,833)	5.72

Outstanding, December 31, 2018	5,277,085	4.24
Granted	2,880,691	3.40
Exercised	(581,105)	3.30
Cancelled	(1,733,792)	4.21

Outstanding, December 31, 2019	5,842,879	$3.21	8.07	$7,482

Options exercisable, December 31, 2019	2,765,357	$4.39	6.70	$3,603

Options exercisable, December 31, 2018	3,099,935	$5.15	4.93	$88

Options available for future grant at December 31, 2019	2,503,508

In September 2017, the Company granted 500,000 inducement stock options, with an exercise price of $6.16 per share, which vests ratably in annual installments over three years, commencing on the first anniversary of the grant date and has a contractual term of ten years. The grant date fair value was $2.2 million.

On July 22, 2019, August 19, 2019, and November 21, 2019, the Company granted 400,000, 65,000, and 65,000 shares of its common stock, with exercise prices of $5.60, $5.18, and $4.59, respectively. The options vest ratably, over four years, commencing with one quarter on the first anniversary of the grant date and then quarterly thereafter. The options have a contractual term of ten years. These options were granted outside of the 2012 Plan and therefore, are not included in the table above. The grant date fair value was $1.5 million, $231 thousand, and $193 thousand, respectively. As of December 31, 2019, all 1,030,000 options are outstanding.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

14.	Stock Option Plan (Continued)

At December 31, 2019, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $9.0 million. The cost is expected to be recognized over a weighted-average period of 1.78 years.

Restricted Stock

In January 2019, the Company issued 947,108 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In September 2019, the Company issued 15,000 shares of restricted stock to its employees, which vest ratably in annual installments over four years, commencing with one-quarter on the first anniversary of the grant date and then quarterly thereafter. In December 2018, the Company issued 30,000 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In December 2017, the Company issued 838,000 shares of restricted stock to its employees, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In December 2019, the Company issued 111,230 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date. In December 2018, the Company issued 120,321 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date. In December 2017, the Company issued 69,032 shares of restricted stock to its non-employee directors, which vest in their entirety on the one-year anniversary of the grant date.

In January 2019, one of the Company’s executives received 446,428 shares of restricted stock in lieu of their annual cash bonus. The shares were immediately vested.

In the year ended December 31, 2019, the Company repurchased 225,339 shares at average prices ranging from $2.24 to 4.72 to cover payroll taxes. In the year ended December 31, 2018, the Company repurchased 514,349 shares at average prices ranging from $1.70 to 4.41 to cover payroll taxes. In the year ended December 31, 2017, the Company repurchased 394,269 shares at average prices ranging from $4.14 to $7.12 to cover payroll taxes. A summary of the status of restricted stock as of December 31, 2019, 2018 and 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2016	1,680,492	$7.49
Granted	907,032	4.14
Vested	(778,965)	7.66
Cancelled	—	—

Non-vested, December 31, 2017	1,808,559	5.74
Granted	150,321	1.87
Vested	(1,005,377)	6.62
Cancelled	(271,433)	5.00

Non-vested, December 31, 2018	682,070	3.47
Granted	1,519,766	2.44
Vested	(1,187,601)	2.82
Cancelled	(74,599)	3.41

Non-vested, December 31, 2019	939,636	$2.93

As of December 31, 2019, there was $2.7 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.29 years.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

15.	Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $404 thousand, $329 thousand, and $90 thousand to this plan during the years ended December 31, 2019, 2018, and 2017, respectively.

16.	Joint Venture

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

The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments to related to the Company’s license agreements with MD Anderson and PGEN, Inc. (Note 7). TriArm entered into a Master Services Agreement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm also committed to contribute an additional $25.0 million to Eden BioCell over time through the achievement of specified milestones. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.

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

The Company determined that Eden BioCell was not a customer and therefore, accounted for the transaction as the transfer of nonfinancial assets to be recognized at their fair value on the contribution date. The fair value of the intellectual property contributed to Eden BioCell had a de minimis value due to the early stage of the technology and the likelihood of clinical success. Due to the de minimis fair value of the intellectual property contributed, the Company did not record a gain or loss on this transaction and recognized a value of $0 for the equity-method investment.

ZIOPHARM Oncology, Inc.

NOTES TO FINANCIAL STATEMENTS

17.	Selected Quarterly Information (Unaudited)

        (in thousands, except per share amounts)

Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Total operating expenses	13,621	14,753	13,448	16,036
Loss from operations	(13,621)	(14,753)	(13,448)	(16,036)
Non-cash inducement warrant expense	—	—	(60,751)	—
Net income (loss) applicable to common shareholders	(13,434)	(14,620)	(73,996)	(15,746)
Net income (loss) per share, basic	$(0.08)	$(0.09)	$(0.43)	$(0.09)
Net income (loss) per share, diluted	$(0.08)	$(0.09)	$(0.43)	$(0.09)

Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$146	$—	$—	$—
Total operating expenses	16,342	12,378	12,570	12,762
Loss from operations	(16,196)	(12,378)	(12,570)	(12,762)
Preferred stock dividends	(5,120)	(5,462)	(6,074)	(342)
Settlement of a related party relationship	—	—	—	207,361
Net income (loss) applicable to common shareholders	(21,140)	(17,493)	(18,659)	194,538
Net income (loss) per share, basic	$(0.15)	$(0.12)	$(0.13)	$1.29
Net income (loss) per share, diluted	$(0.15)	$(0.12)	$(0.13)	$1.29