Form 10-Q
period 2020-03-31
ZIOPHARM ONCOLOGY INC
filed 2020-05-07
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form
 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
☑
    No:
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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
☐
    No:
☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April
24
, 2020, was 214,286,337 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
 10-Q
contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.
The forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•	our ability to raise substantial additional capital to fund our planned operations in the near term;
•	estimates regarding our expenses, use of cash, timing of future cash needs and anticipated capital requirements;
•
the development of our product candidates, including statements regarding the initiation, timing, progress and results of our preclinical clinical studies, clinical trials and research and development programs;

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
•
our ability to enter into partnerships or strategic collaboration agreements, our ability to achieve the results contemplated and the potential benefits to be derived from relationships with collaborators;

•	our ability to maintain and establish collaborations and licenses;
•	developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;
•	our estimates regarding the potential market opportunity for our product candidates;
•	the anticipated rate and degree of commercial scope and potential, as well as market acceptance of our product candidates for any indication, if approved;
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
•
our expectations regarding the impact of the ongoing coronavirus disease 2019, or COVID-19, pandemic, including the expected duration of disruption and immediate and long-term impact and effect on our business and operations;

•
the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing
COVID-19
pandemic; and

•	other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.
Any forward-looking statements in this Quarterly Report on Form
 10-Q
reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form
 10-Q.
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

ZIOPHARM Oncology, Inc.

Part I - Financial Information
Item 1. Financial Statements
ZIOPHARM Oncology, Inc.
BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$171,002	$79,741
Receivables	782	3,330
Prepaid expenses and other current assets	19,836	22,421

Total current assets	191,620	105,492
Property and equipment, net	3,784	1,110
Right of use asset	2,079	2,272
Deposits	130	130
Other non-current assets	666	110

Total assets	$198,279	$109,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$906
Accrued expenses	15,355	10,846
Lease liability - current portion	828	774

Total current liabilities	16,579	12,526
Lease liability - noncurrent portion	1,363	1,578

Total liabilities	17,942	14,104

Commitments and contingencies (Note 6 )
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 214,286,337 and 181,803,320 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	214	182
Additional paid-in capital	882,541	778,953
Accumulated deficit	(702,418)	(684,125)

Total stockholders’ equity	180,337	95,010

Total liabilities and stockholders’ equity	$198,279	$109,114

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$12,706	$9,476
General and administrative	5,954	4,145

Total operating expenses	18,660	13,621

Loss from operations	(18,660)	(13,621)
Other income, net	367	187

Net loss	$(18,293)	$(13,434)
Basic and diluted net loss per share	$(0.09)	$(0.08)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	199,814,768	160,640,859

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2020
(unaudited)
(in thousands, except share and per share data)

For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	161,066,136	$161	$651,732	$(566,329)	$85,564

Stock-based compensation	—	—	1,456	—	1,456
Issuance of restricted common stock	1,393,536	1	999	—	1,000
Cancelled restricted common stock	(7,333)	—	—	—	—
Repurchase of restricted common stock	(165,178)	—	(370)	—	(370)
Net loss			—	(13,434)	(13,434)

Balance at March 31, 2019	162,287,161	$162	$653,817	$(579,763)	$74,216

For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	181,803,320	$182	$778,953	$(684,125)	$95,010

Stock-based compensation	—	—	1,940	—	1,940
Exercise of employee stock options	2,333	—	4	—	4
Issuance of restricted common stock	555,900	1	(1)	—	—
Issuance of common stock in connection with a public offering, net of commissions and expenses of $5.9 million	29,110,111	29	88,632	—	88,661
Issuance of common stock in connection with an at the market offering, net of commissions and expenses of $0.4 million	2,814,673	2	13,013	—	13,015
Net loss	—	—	—	(18,293)	(18,293)

Balance at March 31, 2020	214,286,337	$214	$882,541	$(702,418)	$180,337

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,293)	$(13,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142	140
Stock-based compensation	1,940	1,456
Bonus paid in common stock, net	—	630
Change in operating assets and liabilities
(Increase) decrease in:
Receivables	2,548	1,009
Prepaid expenses and other current assets	2,585	(1,058)
Right of use asset	193	(1,589)
Deposits	—	(2)
Other noncurrent assets	(556)	2,817
Increase (decrease) in:
Accounts payable	(510)	152
Accrued expenses	2,206	(1,929)
Deferred rent	—	17
Lease liabilities	(161)	1,559

Net cash used in operating activities	(9,906)	(10,232)

Cash flows from investing activities:
Purchases of property and equipment	(513)	(10)

Net cash used in investing activities	(513)	(10)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Issuance of common stock in connection with a public offering, net	88,661	—
Issuance of common stock in connection with at the market offerings, net	13,015	—

Net cash provided by financing activities	101,680	—

Net increase (decrease) in cash and cash equivalents, and restricted cash	91,261	(10,242)
Cash and cash equivalents, and restricted cash, beginning of period	79,741	61,729

Cash and cash equivalents, and restricted cash, end of period	$171,002	$51,487

Supplementary disclosure of cash flow information:
Compensation paid in restricted stock, gross	$—	$1,000

Property and equipment included in accrued expenses	$2,303	$—

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
The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2020, the Company had approximately $171.0 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $702.4 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the mid-2022.
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
It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020, or the
Annual Report
.
The
year-end
balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.
The results disclosed in the statements of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1. Business (Continued)
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
The Company’s most significant estimates and judgments used in the preparation of its financial statements are:
•	Clinical trial expenses;
•	Collaboration agreements;
•	Fair value measurements of stock-based compensation; and
•	Income taxes
Impact of COVID-19 Pandemic
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its business plan and strategy, as well as risks and uncertainties common to companies in the biopharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in obtaining clinical supply, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; biopharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects its business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
(File No.
 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 27,826,086 shares on February 5, 2020. The net proceeds from the offering were approximately $84.8 million after deducting underwriting discounts and offering expenses paid by the Company.
On March 10, 2020, the underwriters exercised their option to purchase an additional 1,284,025 shares. The net proceeds were approximately $3.9 million after deducting underwriting discounts and offering expenses paid by the Company.
At-the-Market
Offering
During the three months ended March 31, 2020, the Company sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form
S-3ASR
(Registration Statement No.
 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and estimated offering expenses payable by the Company. There were no similar sales during the three months ended March 31, 2019.
3. Summary of Significant Accounting Policies
The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report except as noted below.
New Accounting Pronouncements
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
, or ASU
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
4. Fair Value Measurements
The Company accounts for its financial assets and liabilities using fair value measurements. The authoritative accounting guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$74,343	$74,343	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$68,031	$68,031	$—	$—

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
4. Fair Value Measurements (Continued)
The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.
5. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at March 31, 2020 and 2019 consisted of the following:

	March 31,
	2020	2019
Stock options	6,676,879	5,416,085
Inducement stock options	1,030,000	500,000
Unvested restricted stock	1,495,536	1,621,845
Warrants	22,272,727	18,939,394

	31,475,142	26,477,324

6. Commitments and Contingencies
License Agreements
Exclusive License Agreement with PGEN Therapeutics
On October 5, 2018, the Company entered into the License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. As between the Company and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between the Company, Precigen and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
6. Commitments and Contingencies (Continued)
Pursuant to the terms of the License Agreement, PGEN has granted the Company exclusive, worldwide rights to research, develop and commercialize (i) products utilizing PGEN’s RheoSwitch
®
gene switch, or RTS
®
, for the treatment of cancer, referred to as
IL-12
Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target for the treatment of cancer, subject to the rights of Ares Trading to pursue such target under the Ares Trading Agreement, and (iii)
 T-cell
receptor, or TCR, products designed for neoantigens for the treatment of cancer. PGEN has also granted the Company an exclusive, worldwide, royalty-bearing, sub-licensable
license for certain patents relating to the
Sleeping Beauty
technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.
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
IL-12
Products.
In consideration of the licenses and other rights granted by PGEN, the Company will pay PGEN an annual license fee of

$0.1
million. The Company paid
 $0.1
million during the three months ending March 31, 2020. The Company did not
make any annual license payments for the three months ended March 31, 2019.
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
For
 the three months ended March 31, 2020, there were no liabilities and expenses for services performed by PGEN. As of March 31, 2019, the Company recorded $0.9 million in current liabilities for amounts due to PGEN. For the three months ended March 31, 2019, the Company expensed $1.2 million for services performed by PGEN.

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
The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with PGEN, shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if ZIOPHARM and PGEN are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and PGEN are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by the Company and PGEN, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and PGEN and may be terminated by the mutual written agreement of the Company, PGEN, and MD Anderson.
On August 17, 2015, the Company, Precigen and MD Anderson entered into the Research and Development, or the 2015 Agreement to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.
Pursuant to the 2015 Agreement, the Company, Precigen and MD Anderson formed a joint steering committee to oversee and manage the new and ongoing research programs. Under the License Agreement with PGEN, the Company and PGEN agreed that PGEN would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year.
On October 22, 2019, the Company entered into an amendment to the Research and Development Agreement extending its term until December 31, 2026.
During the three months ended March 31, 2020 and 2019, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $18.0 million, which is included in prepaid expenses and other current assets on the Company’s balance sheet at March 31, 2020.
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
In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. Refer to Note 9 –
Warrants
for further details.
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
Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months,
and the twelve-month anniversary of the effective date of the agreement of the Patent License.
The $1.5 million was expensed in the second quarter of 2019 with $0.5 million remaining in current liabilities at Mar ch 31, 2020.
The Company also reimbursed the NCI for past patent expenses in the aggregate amount of approximately $46 thousand.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
6. Commitments and Contingencies (Continued)
The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. As of March 31, 2020, the Company included a prepayment of $0.3 million related to the Patent License as prepaid expenses and other current assets on the Company’s Balance Sheet.
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
On January 8, 2020, the Company entered into an amendment to the patent license agreement which expanded the TCR library to include additional TCR’s reactive to mutated KRAS and TP53. Under the amendment, the Company paid $0.6 million during the three months ending March 31, 2020.
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute
On January 10, 2017, the Company announced the signing of a CRADA, with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the
Sleeping Beauty
transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company’s researchers and PGEN researchers. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program.

As of March 31, 2020, the Company recorded a liability of $0.6 million in accrued expenses. The Company paid $0.6 million during the three months ended March 31, 2019.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
6. Commitments and Contingencies (Continued)
Ares Trading License and Collaboration Agreement
On March 27, 2015, the Company, together with PGEN, signed the Ares Trading Agreement, with Ares Trading S.A., a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.
PGEN was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the three months ended March 31, 2020 and 2019, the Company incurred no expenses under the Ares Trading Agreement.
Ares Trading paid a
non-refundable
upfront fee of $115.0 million to PGEN as consideration for entry into the Ares Trading Agreement. Pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from PGEN in July 2015.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
6. Commitments and Contingencies (Continued)
Collaboration Agreement with Solasia Pharma K.K.
On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia
,
which was amended on July 31, 2014 to include an exclusive worldwide license. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
7. Leases

In June 2012, the Company entered into a master lease for the Company’s corporate office
headquarters in Boston, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of March 31, 2020 and December 31, 2019, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet.
On January
30
,
2018
, the Company entered into a lease agreement for office space in Houston at MD Anderson. Under the terms of the Houston lease agreement, the Company leases approximately two hundred and ten square feet and are required to make rental payments at an average monthly rate of approximately $
1
 thousand through
April 2021
. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson.
On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the Houston lease agreement, the Company leases approximately one thousand and thirty-eight square feet and is required to make rental payments at an average monthly rate of approximately $2.0 thousand through April 2021. On October 15, 2019, the Company entered into a lease agreement for additional office space in Houston. Under the terms of the Second Houston Lease, the Company leases approximately eight thousand four hundred and forty-three square feet and is initially required to make rental payments of approximately $17.0 thousand through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term
.
The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease cost	$236	$178

Total lease cost	$236	$178

Weighted-average remaining lease term (years)	4.39	2.40
Weighted-average discount rate	8.00%	8.00%
As of March 31, 2020, the maturities of the Company’s operating lease liabilities for the years ended December 31, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$720
2021	701
2022	213
2023	220
2024	226
Thereafter	514

Total lease payments	2,594
Less: Imputed Interest and Adjustments	(403)

Present value of lease payments	$2,191

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
8
. Stock-Based Compensation
The Company recognized stock-based compensation expense on all employee and non-employee
awards as follows:

	For the three months ended March 31,
(in thousands)	2020	2019
Research and development	$530	$433
General and administrative	1,410	1,023

Stock-based compensation expense	$1,940	$1,456

The Company granted an aggregate of 896,000 stock options during the three months ended March 31, 2020 with a weighted-average grant date fair value of $2.64 per share. The Company granted an aggregate of 1,496,333 stock options during the three months ended March 31, 2019 with a weighted average grant date fair value of $1.62 per share.
On January 6, 2019, the Company paid an accrued annual performance bonus by issuing 446,428 shares of common stock.
For the three months ended March 31, 2020 and 2019, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31 ,
	2020	2019
Risk-free interest rate	0.50 - 1.68%	2.28 - 2.53%
Expected life in years	6 - 6.25	6 - 6.25
Expected volatility	71.11 - 73.01%	78.87 - 85.00%
Expected dividend yield	0%	0%

2
0

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
8. Stock-Based Compensation (Continued)
Stock option activity under the Company’s stock option plan for the three months ended March 31, 2020 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	5,842,879	$3.21
Granted	896,000	4.17
Exercised	(2,333)	1.87
Cancelled	(59,667)	4.67

Outstanding, March 31, 2020	6,676,879	$3.95	8.15	$864

Options exercisable, March 31, 2020	3,024,728	$4.05	6.83	$509

Options exercisable, December 31, 2019	2,765,357	$4.39	6.70	$3,603

Options available for future grant	1,066,275

At March 31, 2020, total unrecognized compensation costs related to unvested stock options outstanding amounted to $10.1 million. The cost is expected to be recognized over a weighted-average period of 1.78 years.
A summary of the status of unvested restricted stock for the three
 months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 201 9	939,636	$2.93
Granted	555,900	4.21
Vested	—	—
Cancelled	—	—

Non-vested, March 31, 2020	1,495,536	$3.41

At March 31, 2020, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $4.5 million. The cost is expected to be recognized over a weighted-average period of 1.59 years.
2
1

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
9
. Warrants
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
On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors for the exercise of previously issued warrants to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised their 2018 warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. The warrants exercised were originally issued by the Company in the November 2018
 private placement. Proceeds from the warrant exercise, after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. The Company issued participating investors new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for the warrant holders to exercise their 2018 warrants early. The 2019 warrants will expire on the fifth anniversary of the initial exercise date and have an exercise price of $7.00. The 2019 warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash
charge to the Company’s statement of operations in 2019.
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
For the three months ended March 31, 2020, work related to the clinical milestones has not been started and therefore the Company did not recognize any expense related to the warrant.
2
2

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
1
0
. Joint Venture
On December 18, 2018, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, pursuant to which the parties agreed to launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement.
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
The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation
Sleeping Beauty
-generated
CAR-T
therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments to related to the Company’s license agreements with MD Anderson and PGEN (Note
6
). TriArm entered into a Master Services Agreement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm also committed to contribute an additional $25.0 million to Eden BioCell over time through the achievement of specified milestones. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.
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
Due to the de minimis fair value of the intellectual property contributed, the Company did not record a gain or loss on this transaction and recognized no value for its equity-method investment.
2
3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 2, 2020, or the Annual Report.
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.
Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.
The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
Our Controlled IL-12 platform uses virotherapy based on an engineered replication-incompetent adenovirus, referred to as Ad-RTS-hIL-12, plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors where a specific target is unknown. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose as the cytokine is under transcriptional control of the RheoSwitch Therapeutic System
®
(RTS
®
). We are currently studying our Controlled IL-12 Platform as a monotherapy in a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM. Our substudy of this clinical trial is fully enrolled with 36 patients and is designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We have completed dosing in a Phase 1 dose-escalation clinical trial of Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody OPDIVO
®
(nivolumab) in patients with rGBM. Dosing is ongoing in a Phase 2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody Libtayo
®
(cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme in adults.
We are developing chimeric antigen receptor, or CAR, T cell, or CAR+ T, therapies targeting CD19 on malignant B cells using our
Sleeping Beauty
platform in collaboration with MD Anderson. In a Phase 1 trial, we plan to infuse donor-derived T cells after allogeneic bone marrow transplantation, or BMT, for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19-specific CAR+ T therapies manufactured using our rapid personalized manufacture, or RPM, technology. RPM enables T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound IL-15, or mbIL15. We are also advancing our RPM technology in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. Eden BioCell will lead the clinical development and commercialization of
Sleeping Beauty
-generated CD19-specific RPM CAR+ T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas.
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2020, we had a net loss of $18.3 million, and, as of March 31, 2020, we have incurred approximately $702.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:
•	continue to undertake clinical trials for product candidates;
•	seek regulatory approvals for product candidates;
•	work with regulatory authorities to identify and address program-related inquiries;
•	implement additional internal systems and infrastructure;
•	hire additional clinical, scientific and management personnel; and
•	scale-up the formulation and manufacturing of our product candidates.
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

Recent Developments
COVID-19 Business Update
The current
COVID-19
pandemic has presented a significant health and economic challenge around the world and is affecting our employees, partners and business operations. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
In response to the global spread of the COVID-19 pandemic, we implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, our business, including our clinical trials, and our partners. We have implemented work-from-home policies for most of our employees in response to the
COVID-19
pandemic. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to work with our partners, including the NCI and MD Anderson, to mitigate the impact the
COVID-19
pandemic is having on our business.
Clinical and Regulatory Developments
Under our Cooperative Research and Development Agreement, or CRADA, the NCI is undertaking a phase 2 clinical trial testing autologous peripheral blood lymphocytes genetically modified with the
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed by patients with a broad range of solid tumors. In response to the
COVID-19
pandemic, the NCI has implemented work restrictions that have delayed its activities for this clinical trial. As a result, we have assumed the final product-engineering runs that we expect will enable the NCI to begin enrolling patients more quickly after it has lifted these restrictions.
We recently received feedback from the FDA to our
pre-IND
meeting request for the TCR clinical trial we are planning with MD Anderson. We expect this trial will evaluate treatments using (i) TCR
+
T cells expressing recipient-derived (autologous) TCRs, which we refer to as our Personalized TCR Approach, and (ii) TCR
+
T cells expressing third party (allogeneic) TCRs from a library, which we refer to as our Library TCR Approach. The feedback from the FDA will inform the clinical trial design and IND submission for this clinical trial. We are closely monitoring the impact that
COVID-19
may have on both our and our partners’ ability to prepare for this clinical trial.
Each of the clinical trials of our Controlled
IL-12
program continues to progress. As previously announced, patient enrollment is now complete in our phase 1 clinical trial of adult patients with rGBM evaluating
Ad-RTS-hIL-12
plus daily veledimex in combination with OPDIVO, as well as our Phase 1 clinical trial of patients with rGBM evaluating
Ad-RTS-hIL-12
as a monotherapy. We expect to provide an update for each of these clinical trials at the American Society of Clinical Oncology (ASCO) 2020 Annual Meeting, including a subset of patients with unifocal disease who received a single administration of
 Ad-RTS-hIL-12
 with 20 mg daily dosing of veledimex along with low-dose steroids.
We also continue to enroll patients in our phase 2 clinical trial evaluating Controlled
IL-12
in combination with
PD-1
antibody Libtayo
®
(cemiplimab-rwlc) for the treatment of rGBM in adults. Despite patient enrollment slowing in some centers since the
COVID-19
pandemic outbreak, we continue to expect to complete our projected enrollment during the first half of 2020. We have also begun evaluating
Ad-RTS-hIL-12
plus veledimex in a clinical trial of
Ad-RTS-hIL-12
plus veledimex for the treatment of glioma in the pontine region of the brain, known as diffuse intrinsic pontine glioma, or DIPG.
Eden BioCell has continued to make significant progress preparing for a clinical trial of
Sleeping Beauty
-generated CD19-specific RPM CAR
+
T therapies using patient-derived (autologous) T cells to treat patients with relapsed or refractory CD19
+
leukemias and lymphomas. We expect Eden BioCell to submit an IND in Taiwan for this clinical trial in 2020 and we have elected to prioritize our resources on this clinical trial to support our autologous program while retaining the ability to pursue an autologous clinical trial in the United States in the future.
All our preparations have been made for our U.S. Phase 1 trial clinical trial infusing donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19
+
leukemias and lymphomas with our CD19-specific CAR
+
T therapies manufactured using our RPM technology. This clinical trial is being performed in collaboration with MD Anderson, which has informed us that, in response to the
COVID-19
pandemic, it has limited operations and is delaying the site initiation required to begin enrolling patients in this clinical trial.

Financial Updates
On February 5, 2020, we completed an underwritten public offering for the issuance and sale of 27,826,086 shares of our common stock, at a price of $3.25 per share. On March 10, 2020, the underwriters exercised their option to purchase an additional 1,284,025 shares. The net proceeds from the offering, including the exercise of the overallotment option, was $88.7 million after deducting underwriting discounts and offering expenses paid by us.
During the three months ended March 31, 2020, we sold an aggregate of 2,814,673 shares of our common stock in an at-the-market offering. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and estimated offering expenses payable by us.
With our strong cash balance, including the proceeds of our recent February 2020 public offering and sales from our ATM facility, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will fund our current operating plans into mid-2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Financial Overview
Overview of Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Research and development expenses.
Research and development expenses during the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
($ in thousands)	2020	2019	Change
Research and development	$12,706	$9,476	$3,230	34%
Research and development expenses for the three months ended March 31, 2020 increased by $3.2 million when compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, our research and development costs associated with our gene therapy programs increased by $1.6 million which was related to trial related expenses, while our cell therapy expenses increased by $0.6 million due to costs associated with our licensing of IP from the NCI, developmental manufacturing expenses, and our employee related expenses increased $1.0 million due to headcount increases.
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
basis.
For the three months ended March 31, 2020, our clinical stage projects included a phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma; an
investigator-led
phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies; and a phase 1 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma were $1.0 million for the three months ended March 31, 2020 and $12.3 million from the project’s inception in June 2015 through March 31, 2020. The expenses incurred by us to third parties for our investigator-led
phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies were $0.2 million for the three months ended March 31, 2020 and

$6.3 million from the project’s inception in December 2015 through March 31, 2020. The expenses incurred by us to third parties for our investigator-led
phase 1 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors were $0.3 million for the three months ended March 31, 2020 and $2.3 million from the project’s inception in October 2017 through March 31, 2020. The expense incurred by us to third party for our investigator-led
phase 2 clinical trial of
Ad-RTS-hIL-12
with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma were $1.7 million for the three months ended March 31, 2020 and $3.4 million from the projects inception in June 2019 through March 31, 2020.
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
General and administrative expenses.
General and administrative expenses during the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
($ in thousands)	2020	2019	Change
General and administrative	$5,954	$4,145	$1,809	44%

General and administrative expenses for the three months ended March 31, 2020 increased by $1.8 million as compared to three months ended March 31, 2019. The increase during the three months ended March 31, 2020 was primarily due to an increase of $1.1 million of salary and employee related expenses, including stock compensation, along with an increase of $0.6 million of legal expenses, incurred to expand our patent portfolio and an increase of $0.3 million in facilities offset by a $0.2 million decrease of business development .
Other income, (net).
Other income, net for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
($ in thousands)	2020	2019	Change
Other income, net	$367	$187	$180	96%
Other income for the three months ended March 31, 2020 increased by $0.2 million as compared to the three months ended March 31, 2019 because invested funds increased.

Liquidity and Capital Resources
Source of liquidity
We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.
As of March 31, 2020, we have approximately $171.0 million of cash and cash equivalents. During the three months ended March 31, 2020, we completed an underwritten public offering of 29,110,111 shares of common stock, which includes a partial exercise by the underwriters of its over-allotment option of 1,284,025 shares from us at a price to the public of $3.25, less underwriting discounts. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $5.9 million, were $88.7 million.
At-the-Market offering program
In June 2019, we entered into an “at-the-market”, or ATM, open market sales agreement with Jefferies LLC, or Jefferies, acting as sale agent with an aggregate offering value of up to $100.0 million which allows us to sell shares of our common stock through the facilities of the Nasdaq Global Select Market. Subject to the terms of the open market sales agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. The compensation to Jefferies for sales of our common stock pursuant to the open market sale agreement will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the sales agreement. During the three months ended March 31, 2020, we sold 2,814,673 shares of common stock under the ATM facility for net cash proceeds of $13.0 million, after deducting commission fees of $0.4 million.
Funding requirements
Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into mid-2022. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
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

Cash flows
The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2020:

	Three months ended March 31,
($ in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(9,906)	$(10,232)
Investing activities	(513)	(10)
Financing activities	101,680	—

Net increase (decrease) in cash, cash equivalents, and restricted cash	$91,261	$(10,242)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:
•	Non-cash operating items such as depreciation and stock-based compensation; and
•	Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.
Net cash used in operating activities for the three months ended March 31, 2020 was $9.9 million, as compared to net cash used in operating activities of $10.2 million for the three months ended March 31, 2019. The net cash used in operating activities for the three months ended March 31, 2020 was primarily due to our net loss of $18.3 million, the change in other noncurrent assets of $0.6 million, the change in accounts payable of $0.5 million, offset by the change receivables of $2.6 million, the change in prepaid and other assets of $2.6 million primarily related to the use of our funds at MD Anderson, the change in $2.3 million of accrued expenses, and non-cash
stock-based compensation on $1.9 million. The net cash used in operating activities for the three months ended March 31, 2019 was primarily due to our net loss of $13.4 million, and the change in accrued expenses and other liabilities of $1.8 million, offset by non-cash expenses of $2.2 million and the change in receivables, prepaid and other current assets of $2.8 million.
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2020 compared to $10 thousand for the three months ended March 31, 2019. For the three months ended March 31, 2020, the cash used was for the purchase of equipment for our offices in Houston.
Net cash provided by financing activities the three months ended March 31, 2020 was $101.7 million. The net cash was provided by $88.7 million from the issuance of common stock in our public offering, net and $13.0 million from the issuance of common stock in our at the market offerings, net.

Operating capital and capital expenditure requirements
We anticipate that losses will continue for the foreseeable future. At March 31, 2020, our accumulated deficit was approximately $702.4 million. Our actual cash requirements will depend on and could increase significantly as a result of a number of factors, including:
•	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;
•	changes in the focus, direction and pace of our development programs;
•	the effect of competitive and technical advances and market developments;
•	costs associated with the development of our product candidates;
•	our ability to establish and maintain partnering, collaborations or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;
•	diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing
COVID-19
pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•	the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing
COVID-19
pandemic;
•	our need and ability to hire additional management and scientific and medical personnel;
•	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;
•	costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments; and
•	other matters identified under Part II, Item 1A. “Risk Factors.”
Working capital as of March 31, 2020 was $175.0 million, consisting of $191.6 million in current assets and $16.6 million in current liabilities. Working capital as of December 31, 2019 was $93.0 million, consisting of $105.5 million in current assets and $12.5 million in current liabilities.
Contractual Obligations
The following table summarizes our outstanding obligations as of March 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$2,594	$962	$727	$450	$455
CRADA	5,000	3,125	1,875	—	—
Royalty and license fees	3,900	850	700	700	1,650

Total	$11,494	$4,937	$3,302	$1,150	$2,105

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office and laboratory space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, Massachusetts through August 31, 2021. On January 30, 2018, we entered into a lease agreement for office space in Houston, Texas at MD Anderson through April 2021. On March 12, 2019, we entered into a lease agreement for additional office space in Houston through April 2021. On October 15, 2019, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027.
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
On October 5, 2018, we entered into the License Agreement with PGEN. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the agreement.

Off-balance
sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
In our Annual Report our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2020.
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
or
15d-15(e)
promulgated under the Exchange Act, as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule
13a-15(f)
of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected

As of December 31, 2019, Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2019, we identified the following deficiency that existed as of December 31, 2019 which continued to exist at March 31, 2020. This deficiency represented a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.
As of December 31, 2019, and March 31, 2020, management identified a material weakness in the design and effectiveness of our internal control over financial reporting. We did not design and maintain effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record.
Based on this evaluation, management concluded that our internal control over financial reporting was not effective at both December 31, 2019 and March 31, 2020 because of the material weakness described above.
Despite the existence of the material weakness described above, our financial statements as of both December 31, 2019 and March 31, 2020, are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
Remediation
We have implemented and are continuing to implement measures to remediate the control deficiency that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing, implementing and testing measures to remediate the underlying causes of the control deficiency that gave rise to the material weakness. In addition, we are providing in-house
accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of expensing third party clinical trial costs. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.
Changes in Internal Controls over Financial Reporting
Except for the material weakness and related remediation efforts discussed above, there were no other changes in our internal control over financial reporting (as defined in Rule
13a-15(f)
of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2020, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. The impact of COVID-19 may also exacerbate other risks discussed in this filing, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this report.
RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION
* Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the
COVID-19
 pandemic, on the manufacturing, clinical development and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, clinical research organizations, or CROs, shippers and others.
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For instance, certain of our collaborators such as MD Anderson and National Cancer Institute, or NCI have taken precautionary measures in response to the
COVID-19
pandemic which we believe will delay the commencement of our clinical trials planned at these institutions.
We have implemented work-from-home policies for most of our employees. The effects of our work-from-home policies and travel restrictions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
We depend on a worldwide supply chain to manufacture products and clinical supply used in our preclinical studies and clinical trials. Quarantines, shelter-in-place
 and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to
 COVID-19
 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost, or ease of transportation of materials, which could disrupt our supply chain.
If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the
 COVID-19
 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development timelines, as well as any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors and discuss business continuity plans, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

In addition, our preclinical studies and clinical trials have been and may continue to be affected by the
 COVID-19
 pandemic. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed due to prioritization of hospital resources toward the
 COVID-19
 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to
 COVID-19
 or experience additional restrictions by their institutions, city, or state our clinical trial could be adversely impacted.
The spread of
 COVID-19,
 which has caused a broad impact globally, may also materially affect us economically. While the potential economic impact brought by, and the duration of,
 COVID-19
 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of
 COVID-19
 could materially affect our business and the value of our common stock.
The global pandemic of
 COVID-19
 continues to evolve rapidly. The ultimate impact of the
 COVID-19
 pandemic or a similar health epidemic is highly uncertain and subject to change. The
COVID-19
pandemic may have a material impact on our operations, and we continue to monitor the situation closely.
*We will require substantial additional financial resources to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2020, we had a net loss of $18.3 million, and, as of March 31, 2020 we have incurred approximately $702.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:
•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

As of March 31, 2020, we have approximately $101.7 million of cash and cash equivalents.
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
The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.
*We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds. The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted global financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. Moreover, if we fail to advance one or more of our current product candidates to later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.
To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Furthermore, the impact of COVID-19 on global financial markets could make the terms of any available financing less attractive to use and more dilutive to our existing shareholders. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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
CARs and TCRs, possibly under control of the RTS
®
and other switch technologies targeting both hematologic and solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:
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
The immuno-oncology effector platform in which we have acquired rights pursuant to our License Agreement with PGEN represents early-stage technology in the field of human oncology biotherapeutics, with
Ad-RTS-IL-12
plus veledimex having completed trials, in melanoma, breast cancer and rGBM. Similarly, our genetically modified and/ or non-modified
T-cell
candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson and the NCI, not by us. We plan to assume control of the overall clinical and regulatory development of our
T-cell
product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new INDs, or in filing INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.
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
As part of our business, we provide updates related to the development of our product candidates, which may include updates related to interim clinical trial data. To date, our clinical trials have involved small patient populations and because of the small sample size, the interim results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results. In addition, the design of a clinical trial, such as endpoints, inclusion and exclusion criteria, statistical analysis plans, data access protocols and trial sizing, can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.

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
Our genetically engineering
T-cell
programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Two such companies, Novartis International AG (Kymriah
®
) and Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta
®
), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Mustang Bio, Inc., Crispr Therapeutics AG, Precision Biosciences Inc., Protheragen Inc. and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.
Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral
gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, Incysus Therapeutics, Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Repertoire Immune Medicines and Obsidian Therapeutics, Inc.. We also face competition from non-cell-
based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.
We are initially developing our Controlled
IL-12
platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in phase 3 development for the treatment of glioblastoma, including, but not limited to, Vascular Biogenics Ltd. and DelMar Pharmaceuticals, Inc. Several companies and institutions have product candidates currently in phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc. Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s
Depatus-M
(ABT-414)
and
DNA-2401,
a conditionally replicative adenovirus being evaluated in combination with pembrolizumab Phase 2 clinical trial of oncolytic polio/rhinovirus recombinant (PVSRIPO) alone or in combination with lomustine in recurrent WHO Grade IV malignant glioma patients. Also, MedImmune, LLC/AstraZeneca plc’s durvalumab was evaluated in a Phase 2 clinical trial in patients with rGBM.
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
*Any termination of our licenses with PGEN, MD Anderson or the National Cancer Institute or our research and development agreements with MD Anderson could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.
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
Furthermore, certain of the above risks and uncertainties may be amplified as a result of the impact of
COVID-19.
The extent to which
COVID-19
may impact our agreements with PGEN, MD Anderson or the National Cancer Institute, or any other third-party partner, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. For instance, in response to the COVID-19 pandemic, MD Anderson has implemented work restrictions that may delay the enrollment of the Phase 1 trial infusing donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19-specific CAR+ T therapies manufactured using our RPM technology.
*We are partly reliant on the National Cancer Institute for research and development and early clinical testing of certain of our product candidates.
A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017 and amended in February 2019. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the
Sleeping Beauty
system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program. Further, in response to the COVID-19 pandemic, the NCI has taken precautionary measures that may delay the enrollment of the TCR-T clinical trial using the
Sleeping Beauty
system to express TCRs for the treatment of solid tumors.

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
*Clinical trials are very expensive, time-consuming, difficult to design, initiate and implement.
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
•	Additional nonclinical data requests by regulatory agencies;
•	Unforeseen safety issues;
•	Determination of dosing issues;
•	Lack of effectiveness during clinical trials;
•	Slower than expected rates of patient recruitment and enrollment;
•	Inability to monitor patients adequately during or after treatment;
•	Inability or unwillingness of medical investigators or patients to follow our clinical protocols or attend follow-up visits, including as a result of the recent COVID-19 pandemic; and
•	Regulatory determinations to temporarily or permanently cease enrollment for other reasons not related to patient safety.
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
or
non-exclusive
licenses under certain related technologies. When combined with PGEN’s technology suite and Ziopharm’s clinically tested RTS
®
interleukin 12 modules, the resulting proprietary methods and technologies may help realize the promise of genetically modified CAR+ T cells and TCR therapies by controlling cell expansion and activation in the body, minimizing off-target
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

*Because we currently have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and academic and other researchers to sell or license us their product candidates and technology.
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
*Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit a BLA to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.
Our product candidates are in various stages of development and require extensive clinical testing. Notwithstanding our current clinical trial plans for each of our existing product candidates, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. As they enter later stages of development, our product candidates generally will become subject to more stringent regulatory requirements, including the FDA’s requirements for chemistry, manufacturing and controls for product candidates entering phase 3 clinical trials. There is no guarantee the FDA will allow us to commence phase 3 clinical trials for product candidates studied in early clinical trials. For example, we are currently evaluating
Ad-RTS-hIL-12
plus veledimex in combination with PD-1 antibody Libtayo
®
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
Disruptions at the FDA and any comparable agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the
COVID-19
pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
ill-equipped
to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing. Additionally, our third-party suppliers have been impacted and may continue to be impacted by the
COVID-19
pandemic. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to
COVID-19
or other infectious diseases, could impact our third-party suppliers and the availability or cost of materials, which could disrupt our supply chain.
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
If our relationships with our manufacturers, suppliers or other vendors are terminated or scaled back as a result of the
COVID-19
pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Further, if the
COVID-19
pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.
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
*Because we are dependent upon clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.
We materially rely upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new products, if any, will be delayed. These institutions may also have, or implement in the future, policies and procedures that limit their ability to advance our programs. For instance, in response to the COVID-19 pandemic, MD Anderson has taken precautionary measures that will delay the enrollment of the Phase 1 trial infusing donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19-specific CAR+ T therapies manufactured using our RPM technology. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed.

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
We have limited experience in biopharmaceutical manufacturing. We currently lack the internal resources and expertise to formulate or manufacture our own product candidates and, therefore, contract the manufacture of our product candidates with third parties. We intend to contract with one or more manufacturers to manufacture, supply, store, and distribute supplies for our clinical trials. If a product candidate we develop or acquire in the future receives FDA approval, we may rely on one or more third-party contractors to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:
•	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to formulate and manufacture our products in the volume and of the quality required to meet our clinical needs and commercial needs, if any.
•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products.
•	Biopharmaceutical manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state and foreign agencies to ensure strict compliance with current good manufacturing practices, or cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.
•	Third party manufacturers may also encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining materials for our product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the recent COVID-19 pandemic.
•	Our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post- approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy, or REMS, which could include requirements for a restricted distribution system. If any of our product candidates receives marketing approval, the accompanying label may limit the approved uses, which could limit sales of the product.
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
Our market opportunities may also be limited by competitor treatments that may enter the market. See also “Risks Related to Our Ability to Commercialize Our Product Candidates—
If we cannot compete successfully for market share against other biopharmaceutical companies, we may not achieve sufficient product revenues and our business will suffer
.”
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
Additionally, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.
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
Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy- Smith America Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In addition, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. As the USPTO continues to implement the Leahy-Smith Act, and as the federal courts have the opportunity to interpret the Leahy-Smith Act, the laws and regulations governing patents, and the rules regarding patent procurement could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our products or use of our products do not infringe third- party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products.
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
OTHER RISKS RELATED TO OUR COMPANY
*Our stock price has been, and may continue to be, volatile.
The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	Price and volume fluctuations in the overall stock market;

•	Changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	Market conditions or trends in our industry or the economy as a whole;
•	Preclinical or clinical trial results;
•	Public concern as to the safety of drugs developed by us or others;
•	The financial or operational projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	Comments by securities analysts or changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•	The public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, as well as announcements of the status of development of our products, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements and other announcements relating to product development, litigation and intellectual property impacting us or our business;
•	Government regulation;
•	FDA determinations on the approval of a product candidate BLA submission;
•	The sustainability of an active trading market for our common stock;
•	Future sales of our common stock by us, our executive officers, directors and significant stockholders;
•	Announcements of mergers or acquisition transactions;
•	Our inclusion or deletion from certain stock indices;
•	Developments in patent or other proprietary rights;
•	Changes in reimbursement policies;
•	Announcements of medical innovations or new products by our competitors;
•	Announcements of changes in our senior management;
•	General economic, industry, political and market conditions, including those resulting from pandemic, epidemic or disease outbreaks, such as the ongoing COVID-19 pandemic, or geo-political actions, including war and incidents of terrorism, natural disasters or responses to these events;
•	Changes in accounting principles; and
•	Other risks detailed in our SEC filings.
In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.
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
As of April 24, 2020, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 37.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:
•	Delaying, deferring or preventing a change in control;
•	Impeding a merger, consolidation, takeover or other business combination involving us; or
•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
*We have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes- Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting which remains unremediated at March 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is related to the design and maintenance of effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third party costs to record.

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
We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes- Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
*Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law, as summarized above. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act. The impact of the CARES Act, and previous tax legislation, is uncertain and could be adverse to our operations.

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

10.1
Amendment to Patent License Agreement, dated as of January 8, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, SEC File No. 000-33038, filed March 2, 2020).

31.1+
Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+
Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.

++
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)
Dated: May 7, 2020

By:

/s/ Satyavrat Shukla
Satyavrat Shukla
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 7, 2020