Form 10-Q
period 2020-06-30
ZIOPHARM ONCOLOGY INC
filed 2020-08-06
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes:  ☐    No:  ☑
As of July 31, 2020, the
number of
outstanding
shares of the registrant’s common stock, $0.001 par value was 214,150,940 shares.

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
pandemic, included the expected duration of disruption and immediate and long-term impact and effect on our business and operations;

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

ZIOPHARM Oncology, Inc.

Part I—Financial Information
Item 1. Financial Statements
ZIOPHARM Oncology, Inc.
BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$153,521	$79,741
Receivables	4,072	3,330
Prepaid expenses and other current assets	15,583	22,421

Total current assets	173,176	105,492
Property and equipment, net	5,746	1,110
Right of use asset	1,883	2,272
Deposits	130	130
Other non-current assets	744	110

Total assets	$181,679	$109,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,082	$906
Accrued expenses	15,192	10,846
Lease liability—current portion	838	774

Total current liabilities	17,112	12,526
Lease liability—noncurrent portion	1,153	1,578

Total liabilities	18,265	14,104

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 214,292,170 and 181,803,320 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	214	182
Additional paid-in capital	884,214	778,953
Accumulated deficit	(721,014)	(684,125)

Total stockholders’ equity	163,414	95,010

Total liabilities and stockholders’ equity	$181,679	$109,114

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$12,051	$9,998	$24,757	$19,474
General and administrative	6,555	4,755	12,509	8,900

Total operating expenses	18,606	14,753	37,266	28,374

Loss from operations	(18,606)	(14,753)	(37,266)	(28,374)
Other income, net	10	133	377	320

Net loss	$(18,596)	$(14,620)	$(36,889)	$(28,054)
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.18)	$(0.17)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	212,792,403	160,789,272	206,303,586	160,718,313

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2020 and 2019
(unaudited)
(in thousands, except share and per share data)

For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	214,286,337	$214	$882,541	$(702,418)	$180,337
Stock-based compensation	—	—	1,661	—	1,661
Exercise of employee stock options	5,833	—	12	—	12
Net loss	—	—	—	(18,596)	(18,596)

Balance at June 30, 2020	214,292,170	$214	$884,214	$(721,014)	$163,414

For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	181,803,320	$182	$778,953	$(684,125)	$95,010
Stock-based compensation	—	—	3,601	—	3,601
Exercise of employee stock options	8,166	—	16	—	16
Issuance of restricted common stock	555,900	1	(1)	—	—
Issuance of common stock in connection with a public offering, net of commissions and expenses of $5.9 million	29,110,111	29	88,632	—	88,661
Issuance of common stock in connection with an at the market offering, net of commissions and expenses of $0.4 million	2,814,673	2	13,013	—	13,015
Net loss	—	—	—	(36,889)	(36,889)

Balance at June 30, 2020	214,292,170	$214	$884,214	$(721,014)	$163,414

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY…continued
For the Three Months Ended June 30, 2020 and 2019
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

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,889)	$(28,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	390	296
Stock-based compensation	3,601	4,255
Change in operating assets and liabilities
(Increase) decrease in:
Receivables	(742)	404
Prepaid expenses and other current assets	6,838	(144)
Right of use asset	389	—
Deposits	—	(2)
Other noncurrent assets	(634)	4,672
Increase (decrease) in:
Accounts payable	176	234
Accrued expenses	3,320	36
Deferred rent	—	17
Lease liabilities	(361)	(33)

Net cash used in operating activities	(23,912)	(18,319)

Cash flows from investing activities:
Purchases of property and equipment	(4,000)	(77)

Net cash used in investing activities	(4,000)	(77)

Cash flows from financing activities:
Repurchase of common stock	—	(370)
Proceeds from exercise of stock options	16	600
Issuance of common stock in connection with a public offering, net	88,661	—
Issuance of common stock in connection with at the market offerings, net	13,015	—

Net cash provided by financing activities	101,692	230

Net increase (decrease) in cash and cash equivalents, and restricted cash	73,780	(18,166)
Cash and cash equivalents, and restricted cash, beginning of period	79,741	61,729

Cash and cash equivalents, and restricted cash, end of period	$153,521	$43,563

Supplementary disclosure of cash flow information:
Compensation paid in restricted stock, gross	$—	$1,000

Property and equipment included in accrued expenses	$1,026	$—

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
The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2020, the Company had approximately $153.5 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $721.0 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into mid-2022. The
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
It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020, or the Annual Report.
The
year-end
balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.
The results disclosed in the statements of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

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
Impact of
COVID-19 Pandemic
With the global spread of the ongoing
COVID-19
pandemic in the first half of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the
COVID-19
pandemic on its business. The extent to which the
COVID-19
pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
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
At-the-
m
arket
Offering
In June 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission.
During the six months ended June 30, 2020, the Company issued and sold an aggregate of 2,814,673 shares of its common stock under the sales agreement for aggregate net proceeds of
 $
13.0
 million
after deducting commissions and offering expenses of $0.4 million.
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
2018-03.
The guidance in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Under the new guidance, transfers between asset classes and the valuation related to
L
evel 3 assets is modified. The new standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within each annual reporting period. The adoption did not have a material impact on the Company’s financial statements.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$74,438	$74,438	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$68,031	$68,031	$—	$—

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
4. Fair Value Measurements (Continued)
The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.
5. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at June 30, 2020 and 2019 consisted of the following:

	June 30,
	2020	2019
Stock options	6,561,513	5,077,591
Inducement stock options	863,333	500,000
Unvested restricted stock	1,354,306	1,554,579
Warrants	22,272,727	18,939,394

	31,051,879	26,071,564

6. Commitments and Contingencies
License Agreements
Exclusive License Agreement with PGEN Therapeutics
On October 5, 2018, the Company entered into the License Agreement, with PGEN Therapeutics, Inc. or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. As between the Company and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between ZIOPHARM, Precigen and ARES TRADING S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

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
IL-12
Products.
In consideration of the licenses and other rights granted by PGEN, the Company will pay PGEN an annual license fee of $0.1 million. The Company paid $0.1 million during
the six months ended June 30, 2020. The Company did not make any annual license payments for the six months ended June 30, 2019.
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
As of and for the six months ended June 30, 2020, there were no liabilities
or
expenses for services performed by PGEN. As of June 30, 2019, the Company had
$0.8 million in current liabilities for amounts due to PGEN. For the six months ended June 30, 2019, the Company expensed $1.9 million for services performed by PGEN.

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
The term of the MD Anderson License expires on the later of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with PGEN, shall have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a
90-day
cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive
license if ZIOPHARM and PGEN are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case
basis. After five years from the date of the MD Anderson License and subject to a
180-day
cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and PGEN are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and PGEN, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and PGEN and may be terminated by the mutual written agreement of the Company, PGEN, and MD Anderson.
On August 17, 2015, the Company, Precigen and MD Anderson entered into the Research and Development, or the 2015 Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.
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
During the six months ended June 30, 2020 and 2019, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $14.1 million, which is included in prepaid expenses and other current assets on the Company’s balance sheet at June 30, 2020.
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
The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs incurred
starting after January 1, 2021
. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the

Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s TCR products.
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
Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months,
and the twelve-month anniversary of the effective date of the agreement of the Patent License. The $1.5 million was expensed in the second quarter of 2019 with the final $0.5 million paid during the six months ended June 30, 2020.
On January 8, 2020, the Company entered into an amendment to the patent license agreement which expanded the TCR library to include additional TCR’s reactive to mutated KRAS and TP53. Under the amendment, the Company paid $0.6 million during the six months ending June 30, 2020.
The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. As of June 30, 2020, the Company included a prepayment of $0.3 million related to the Patent License as prepaid expenses and other current assets on the Company’s Balance Sheet.

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
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute
On January 10, 2017, the Company announced the signing of a CRADA, with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the
Sleeping Beauty
transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional
$5.0 million

to this program. The Company

paid

the NCI
$1.3 million
for the six months ended June 30, 2020 and 2019.

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
PGEN was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the six
months ended
June
3
0
, 2020 and 2019, the Company incurred no expenses under the Ares Trading Agreement.
Ares Trading paid a
non-refundable
upfront fee of $115.0 million to PGEN as consideration for entry into the Ares Trading Agreement. Pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from PGEN in July 2015.
Under the License Agreement, PGEN agreed to perform all future obligations of the Company under the Ares Trading Agreement other than certain payment obligations. Accordingly, the Company recognized the remaining deferred revenue as part of the settlement of a related party relationship in 2018 as described above.
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

Collaboration Agreement with Solasia Pharma K.K.
On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia, which was amended on July 31, 2014 to include an exclusive worldwide license. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
7. Leases
In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in Boston, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of June 30, 2020 and December 31, 2019, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet. On January 30, 2018, the Company entered into a lease agreement for office space in Houston at MD Anderson. Under the terms of the Houston lease agreement, the Company lease
d
approximately two hundred and ten square feet and
w
e
re
required to make rental payments at an average monthly rate of approximately $1 thousand
.

This lease was terminated effective March 31, 2020. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson.
On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the Houston lease agreement, the Company leases approximately one thousand and thirty-eight square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021. On October 15, 2019, the Company entered into a lease agreement for additional office space in Houston. Under the terms of the Second Houston Lease, the Company leases
,
from MD Anderson,
approximately eight thousand four hundred and forty-three square feet and is initially required to make rental payments of approximately $17 thousand per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term. Effective June 1, 2020, the Company entered into a noncancelable lease for a period of less than a year with monthly payments of approximately $10 thousand.
The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
Operating lease cost	$236	$471

Total lease cost	$236	$471
Weighted-average remaining lease term (years)	4.36	4.36
Weighted-average discount rate	8.00%	8.00%

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Operating lease cost	$182	$360

Total lease cost	$182	$360

Weighted-average remaining lease term (years)	2.40	2.40
Weighted-average discount rate	8.00%	8.00%

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Leases (Continued)

As of June 30, 2020, the maturities of the Company’s operating lease liabilities for the years ended December 31, were as follows (in thousands):

2020 (excluding the six months ended June 30, 2020)	$540
2021	739
2022	213
2023	220
2024	226
Thereafter	514

Total lease payments	2,452
Less: Imputed interest and adjustments	(461)

Present value of lease payments	$1,991

8. Stock-Based Compensation
The Company recognized stock-based compensation expense on all employee and non-employee
awards as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$535	$297	$1,065	$729
General and administrative	1,126	1,502	2,536	2,526

Stock-based compensation expense	$1,661	$1,799	$3,601	$3,255

The Company granted an aggregate of 153,000 and 1,049,000 stock options during the three and six months ended June 30, 2020 with a weighted-average grant date fair value of $1.99 and $2.55 per share, respectively. The Company granted an aggregate of 199,422 and 1,695,755 stock options during the three and six months ended June 30, 2019 with a weighted average grant date fair value of $3.13 and $1.80 per share, respectively.
On January 6, 2019, the Company paid an accrued annual performance bonus by issuing 446,428 shares of common stock.
On May 26, 2020 the Company extended the contractual life of 448,130 fully vested stock options and 31,220 stock options that vested on June 30, 2020, held by an officer of the Company. Additionally, on May 26, 2020, the Company accelerated the vesting of 45,277 shares of restricted stock held by
a
n officer. These extensions and acceleration of vesting resulted in additional stock compensation expense of $154 thousand in the three and six months ended June 30, 2020.
For the three months ended June 30, 2020 and 2019, the fair value of stock options was estimated on the date of grant using a Black-
Scholes
option valuation model with the following assumptions:

	For the three months ended June 30,
	2020	2019
Risk-free interest rate	0.43 - 0.60%	1.89 - 2.42%
Expected life in years	6 - 6.25	5.75 - 6.25
Expected volatility	73.10 - 73.90%	72.68 - 78.85%
Expected dividend yield	0%	0%

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation (Continued)

At June 30, 2020, there were 863,333 stock options that had been issued outside the 2012 Plan. These options are excluded from the schedule below.
Stock option activity under the Company’s stock option plans for the six months ended June 30, 2020 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	5,842,879	$3.21
Granted	1,049,000	4.01
Exercised	(8,166)	1.87
Cancelled	(322,200)	3.49

Outstanding, June 30, 2020	6,561,513	$3.96	7.90	$2,900

Options exercisable, June 30, 2020	3,453,006	$3.83	6.68	$1,700

Options exercisable, December 31, 2019	2,765,357	$4.39	6.70	$3,603

Options available for future grant	6,032,404

At June 30, 2020, total unrecognized compensation costs related to unvested stock options outstanding amounted to $7.7 million. The cost is expected to be recognized over a weighted-average period of 1.81 years.
A summary of the status of unvested restricted stock for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2019	939,636	$2.93
Granted	555,900	4.21
Vested	—	—
Cancelled	141,230	3.15

Non-vested, June 30, 2020	1,354,306	$3.43

At June 30, 2020, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $3.1 million. The cost is expected to be recognized over a weighted-average period of 1.56 years.
At the Company’s annual meeting held on June 29, 2020, the shareholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which is a successor to and continuation of the Company’s 2012 Equity Incentive Plan, or the 2012 plan. The 2020 Plan has 21 million shares plus the shares remaining for issuance under the 2012 Plan. Our ability to utilize the total shares authorized under the 2020 Plan will be limited by the total number of authorized shares authorized in our certificate of incorporation.
 No additional awards can be granted from the 2012 Plan or the Company’s 2003 Stock Option Plan.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Warrants
In connection with the Company’s November 2018 private placement which provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common sto ck
, or the 2018 warrants,

whic
h became exercisable six months after the closing of the private placement. The warrants have an exercise price of $
3.01
per share and have a five-year term. The relative fair value of the warrants was estimated at $
18.4
 million using a Black-
Scholes
model with the following assumptions: expected volatility of
71
%, risk free interest rate of
2.99
%, expected life of
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
On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors for the exercise of previously issued warrants to purchase common stock in the

private placement. Pursuant to the terms of the agreements, investors exercised their 2018 warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. Proceeds from the warrant exercise, after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. The Company issued participating investors new warrants to purchase up to 17,803,031 additional shares of common stock
,
or the 2019 warrants
,
as an inducement for the warrant holders to exercise their 2018 warrants. The 2019 warrants will expire on the fifth anniversary of the initial exercise date and have an exercise price of $7.00. The 2019 warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash
charge to the Company’s statement of operations in 2019.
On October 22, 2019, the Company entered into the 2019 Agreement with MD Anderson. In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. The warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the warrant in the same manner as if the Company paid cash for services to be rendered. For the three and six months ended June 30, 2020, work related to the clinical milestones has not been started and therefore, the Company did not recognize any expense related to the warrant.

10. Joint Venture
On December 18, 2018, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, pursuant to which the parties agreed to launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain
Sleeping Beauty-
generated
CAR-T
therapies as set forth in a separate license agreement.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Joint Venture (Continued)
The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation
Sleeping Beauty
-generated
CAR-T
therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments to related to the Company’s license agreements with MD Anderson and PGEN. (Note 6). TriArm entered into a Master Services Agreement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm also committed to contribute an additional $25.0 million to Eden BioCell over time through the achievement of milestones. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.
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
®
(RTS
®
). We are currently studying our Controlled IL-12 Platform as a monotherapy in a Phase 1 clinical trial of patients with recurrent glioblastoma multiforme, or rGBM. Our substudy of this clinical trial is fully enrolled with 36 patients and is designed to encourage use of low-dose steroids and 20 mg veledimex to further understand the potential of Controlled IL-12 as a monotherapy. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We have completed dosing in a Phase 1 dose-escalation clinical trial of Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody OPDIVO
®
(nivolumab) in patients with rGBM and a Phase 2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody Libtayo
®
(cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme in adults.
We are developing chimeric antigen receptor, or CAR, T cell, or CAR
+
T, therapies targeting CD19 on malignant B cells using our
Sleeping Beauty
platform in collaboration with MD Anderson. In a Phase 1 trial, we plan to infuse donor-derived T cells after allogeneic bone marrow transplantation, or BMT, for recipients who have relapsed with CD19
+
leukemias and lymphomas with our CD19-specific CAR
+
T therapies manufactured using our rapid personalized manufacturing, or RPM, technology. RPM enables T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound
IL-15,
or mbIL15. We are also advancing our RPM technology in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. Eden BioCell will lead the clinical development and commercialization of
Sleeping Beauty
-generated CD19-specific RPM CAR
+
T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19
+
leukemias and lymphomas.
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2020, we had a net loss of $37.6 million, and, as of June 30, 2020, we have incurred approximately $721.7 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments
The ongoing
COVID-19
global pandemic has presented a significant health and economic challenge around the world and is affecting our employees, partners and business operations. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. We have implemented work-from-home policies for most of our employees in response to the
COVID-19
pandemic. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to work with our partners, including the NCI and MD Anderson, to mitigate the impact the
COVID-19
pandemic is having on our business.
Clinical and Regulatory Developments
Under our Cooperative Research and Development Agreement, the NCI is undertaking a Phase 2 clinical trial testing autologous peripheral blood lymphocytes genetically modified with the
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed by patients with a broad range of solid tumors. In response to the COVID-19 global pandemic, the NCI took precautionary measures that prevented it from enrolling patients on this, as well as other, clinical trials. The NCI has recently notified us that its laboratory functions are beginning to re-open, that it will begin identifying patients and screening those subjects for neoantigens and TCRs to render them eligible for the trial and that it expects to complete manufacturing and regulatory processes that will allow it to begin enrolling patients.
We are currently finalizing the design for our TCR-T clinical trial with MD Anderson. We expect this trial will initially evaluate treatments using TCR+ T cells expressing third party (allogeneic) TCRs from our library to treat several cancers, including gynecologic, colorectal, pancreatic, non-small cell lung cancer and cholangiocarcinoma. We expect to submit an Investigational New Drug, or IND, application for this clinical trial to the FDA in the first quarter of 2021. We are closely monitoring the impact that the COVID-19 global pandemic may have on both our and our partners’ ability to prepare for, and initiate, this clinical trial.
Each of the clinical trials of our Controlled IL-12 program continues to progress. We previously completed enrollment in our Phase 1 clinical trial of adult patients with rGBM evaluating Ad-RTS-hIL-12 plus daily veledimex in combination with OPDIVO
®
, as well as our Phase 1 clinical trial of patients with rGBM evaluating Ad-RTS-hIL-12 as a monotherapy. In May 2020, we presented encouraging clinical data for these clinical trials at the American Society of Clinical Oncology (ASCO) 2020 Virtual Annual Meeting. Results from the two Controlled IL-12 monotherapy trials showed median overall survival in unifocal patients after monotherapy Controlled IL-12 treatment remaining at 16.2 months after longer term follow up.
In June 2020, we completed patient enrollment in our Phase 2 clinical trial evaluating Controlled IL-12 in combination with PD-1 antibody Libtayo
®
(cemiplimab-rwlc) for the treatment of rGBM. In the clinical trial, 40 patients were enrolled at seven sites, of whom 39 patients were dosed with the combination of Ad-RTS-hIL-12 plus daily veledimex in combination with Libtayo
®
. In July 2020, we announced the first child had been dosed in a Phase 1/2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex for the treatment of glioma in the pontine region of the brain, known as diffuse intrinsic pontine glioma, or DIPG. We expect to dose up to 12 DIPG patients in the initial portion of the clinical trial.
Eden BioCell has continued to make significant progress preparing for a clinical trial of
Sleeping Beauty
-generated CD19-specific RPM CAR+ T therapies using patient-derived (autologous) T cells to treat patients with relapsed or refractory CD19+ leukemias and lymphomas. We expect Eden BioCell to submit an IND in Taiwan for this clinical trial in 2020.
In July 2020, we announced the initiation of our U.S. Phase 1 trial clinical trial infusing donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19-specific CAR+ T therapies manufactured using our RPM technology. This clinical trial is being performed in collaboration with MD Anderson.

Appointment of Personnel
Effective July 20, 2020, our Board of Directors appointed James Huang as a director. Mr. Huang will serve as a director until our 2021 Annual Meeting of Stockholders and until such time as his successor is duly elected and qualified, or until his earlier death, resignation or removal. Mr. Huang is currently a Managing Partner at Kleiner Perkins Caufield & Byers China and has founded several life sciences companies, including GenScript, Legend Biotech and Zai Lab. He is also the founding partner of Panacea Venture, which formed TriArm Therapeutics, the funding partner for our joint venture, Eden BioCell.
On June 15, 2020, we announced the appointment of Carl June, M.D., as Chairman of our newly formed Scientific Advisory Board. Dr. June is recognized in the oncology field for his groundbreaking work in the development and commercialization of gene therapy and T-cell therapies.
Financial Overview
Overview of Results of Operations
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Research and development expenses.
Research and development expenses during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
($ in thousands)
Research and development	$12,051	$9,998	$2,053	21%	$24,757	$19,474	$5,283	27%
Research and development expenses for the three months ended June 30, 2020 increased by $2.1 million when compared to the three months ended June 30, 2019. During the three months ended June 30, 2020, our research and development costs associated with our gene therapy programs increased by $1.5 million which was related to trial-related expenses, while our cell therapy expenses decreased by $1.4 million due to costs associated with our licensing of intellectual property from the NCI during 2019. Employee related expenses increased $1.8 million due to headcount increases.
Research and development expenses for the six months ended June 30, 2020 increased by $5.3 million when compared to the six months ended June 30, 2019. During the six months ended June 30, 2020, our research and development costs associated with our gene therapy programs increased by $3.2 million which was related to trial-related expenses, while our cell therapy expenses decreased by $0.8 million due to costs associated with our licensing of intellectual property from the NCI during 2019. Employee related expenses increased $2.8 million due to headcount increases.
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

We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program
basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our programs on a program-by-program
basis.
For the six months ended June 30, 2020, our clinical stage projects included a Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma; an
investigator-led
Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies; and a Phase 1 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma were $1.9 million for the six months ended June 30, 2020 and $13.2 million from the project’s inception in June 2015 through June 30, 2020. The expenses incurred by us to third parties for our investigator-led
Phase 2 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies were $0.1 million for the six months ended June 30, 2020 and $6.2 million from the project’s inception in December 2015 through June 30, 2020. The expenses incurred by us to third parties for our investigator-led
Phase 1 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors were $0.5 million for the six months ended June 30, 2020 and $2.5 million from the project’s inception in October 2017 through June 30, 2020. The expense incurred by us to third parties for our investigator-led
Phase 2 clinical trial of
Ad-RTS-hIL-12
with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma were $2.7 million for the six months ended June 30, 2020 and $4.3 million from the projects inception in June 2019 through June 30, 2020.
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
We estimate that clinical trials of the type generally needed to secure new drug approval are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 -2 years
Phase 2	2 - 3 years
Phase 3	2 -4 years
The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others, the following:

•	The number of clinical sites included in the trials;

•	The length of time required to enroll suitable patents;

•	The number of patients that ultimately participate in the trials;

•	The cost to manufacture the clinical products for patients;

•	The duration of patient follow-up to ensure the absence of long-term product-related adverse events; and

•	The efficacy and safety profile of the product.
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

General and administrative expenses.
General and administrative expenses during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
($ in thousands)
General and administrative	$6,555	$4,755	$1,800	38%	$12,509	$8,900	$3,609	41%
General and administrative expenses for the three months ended June 30, 2020 increased by $1.8 million as compared to three months ended June 30, 2019. The increase during the three months ended June 30, 2020 was primarily due to an increase of $0.8 million of salary and employee related expenses, including stock compensation, along with an increase of $0.6 million of legal expenses incurred to expand our patent portfolio, and an increase of $0.4 million in facilities expenses.
General and administrative expenses for the six months ended June 30, 2020 increased by $3.6 million as compared to six months ended June 30, 2019. The increase during the six months ended June 30, 2020 was primarily due to an increase of $1.7 million of salary and employee related expenses, including stock compensation, along with an increase of $1.2 million of legal expenses incurred to expand our patent portfolio, and an increase of $0.7 million in facilities expenses.
Other income, (net).
Other income, net for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
($ in thousands)
Other income, net	$10	$133	$(123)	(92%)	$377	$320	$57	18%

Total	$10	$133			$377	$320

Other income for the three months ended June 30, 2020 decreased by $0.1 million as compared to the three months ended June 30, 2019 due to plummeting interest rates in Q2 2020 caused by the current pandemic. Conversely, other income for the six months ended June 30, 2020 increased by $0.2 million as compared to the six months ended June 30, 2019 because of greater invested funds from the Company’s financings in 2020 along with relatively stable interest rates during the first quarter of both years.

Liquidity and Capital Resources
Source of liquidity
We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.
As of June 30, 2020, we have approximately $153.5 million of cash and cash equivalents. During the six months ended June 30, 2020, we completed an underwritten public offering of 29,110,111 shares of common stock, which includes a partial exercise by the underwriters of its over-allotment option of 1,284,025 shares from us at a price to the public of $3.25, less underwriting discounts. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $5.9 million, were $88.7 million.
At-the-market
offering program
In June 2019, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission.
During the six months ended June 30, 2020, the Company issued and sold an aggregate of 2,814,673 shares of its common stock under the sales agreement for aggregate net proceeds of $13.0 million after deducting commissions and offering expenses of $0.4 million. There were no sales during the six months ended June 30, 2019.
Funding requirements
Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into mid-2022.
We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. In addition, we have issued or reserved for future issuance shares nearing the maximum number of shares of common stock authorized by our certificate of incorporation. If we are unable to increase the total number of authorized shares, we may be unable to effectively utilize our common stock to raise capital. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. The
COVID-19
pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.
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

Cash flows
The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the six months ended June 30, 2020:

	Six months ended June 30,
	2020	2019
($ in thousands)
Net cash provided by (used in):
Operating activities	$(23,912)	$(18,319)
Investing activities	(4,000)	(77)
Financing activities	101,692	230

Net increase (decrease) in cash, cash equivalents, and restricted cash	$73,780	$(18,166)

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

Net cash used in operating activities for the six months ended June 30, 2020 was $23.9 million, as compared to net cash used in operating activities of $18.3 million for the six months ended June 30, 2019. The net cash used in operating activities for the six months ended June 30, 2020 was primarily due to our net loss of $36.9 million, the change in receivables of $0.7 million, other noncurrent assets of $0.6 million, and lease liabilities of $0.4 million, offset by the change in prepaid and other current assets of $6.8 million primarily related to the use of our funds at MD Anderson, the change in $3.3 million of accrued expenses, and non-cash
stock-based compensation on $3.6 million. Net cash used in operating activities for the six months ended June 30, 2019 was $18.3 million. The net cash used in operating activities for the six months ended June 30, 2019 was primarily due to our net loss of $28.1 million, offset by the change in prepaid and other assets of $4.5 million primarily related to the use of our long term and short term funds at MD Anderson, a change in non-cash
stock-based compensation and depreciation of $4.6 million.
Net cash used in investing activities was $4.0 million for the six months ended June 30, 2020 compared to $77 thousand for the six months ended June 30, 2019. For the six months ended June 30, 2020, the cash used was for the purchase of property and equipment for our offices in Houston.
Net cash provided by financing activities the six months ended June 30, 2020 was $101.7 million. The net cash was provided by $88.7 million from the issuance of common stock in our follow-on public offering, net and $13.0 million from the issuance of common stock pursuant to our at-the-market facility.
Operating capital and capital expenditure requirements
We anticipate that losses will continue for the foreseeable future. At June 30, 2020, our accumulated deficit was approximately $721.0 million. Our actual cash requirements will depend on and could increase significantly as a result of a number of factors, including:

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
Working capital as of June 30, 2020 was $156.1 million, consisting of $173.2 million in current assets and $17.1 million in current liabilities. Working capital as of December 31, 2019 was $93.0 million, consisting of $105.5 million in current assets and $12.5 million in current liabilities.
Contractual Obligations
The following table summarizes our outstanding obligations as of June 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$2,452	$1,054	$548	$453	$397
CRADA	3,750	2,500	1,250	—	—
Royalty and license fees	3,174	124	700	700	1,626

Total	$9,376	$3,678	$2,498	$1,153	$2,023

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office and laboratory space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, Massachusetts through August 31, 2021. On March 12, 2019, we entered into a lease agreement for additional office space in Houston through April 2021. On October 15, 2019, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027. On June 1, 2020, we entered into a short-term lease in Houston for additional office and laboratory space.
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
Critical Accounting Policies and Estimates
In our Annual Report, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2020.
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
Effect of Currency Exchange Rates and Exchange Rate Risk Management
We currently have no clinical studies or clinical trials outside of the United States. Therefore, any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule
13a-15(e)
or
15d-15(e)
promulgated under the Exchange Act, as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”.
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
As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2019, we identified the following deficiency that existed as of December 31, 2019 which continued to exist at June 30, 2020. This deficiency represented a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
As of December 31, 2019, and continuing to exist at June 30, 2020, management identified a material weakness in the design and effectiveness of our internal control over financial reporting. We did not design and maintain effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record.
Based on this evaluation, management concluded that our internal control over financial reporting was not effective at June 30, 2020 because of the material weakness described above.
Despite the existence of the material weakness described above, our financial statements as of June 30, 2020, are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2020, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.
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
RISKS RELATED TO OUR BUSINESS
*Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the
COVID-19 pandemic,
on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, clinical research organizations, or CROs, shippers and others.
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For instance, NCI has taken precautionary measures in response to the
COVID-19
pandemic that will delay the commencement of the clinical trial under the CRADA and MDACC may take precautionary measures in the future that may delay enrollment of patients in our planned clinical trial.
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
We depend on a worldwide supply chain to manufacture products used in our preclinical studies and clinical trials.
Quarantines, shelter-in-place and
similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or
other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.
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
Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic
or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or
experience additional restrictions by their institutions, city, or state our clinical trial operations could be adversely impacted.
The spread
of COVID-19, which
has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may
be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could
materially affect our business and the value of our common stock.
The global
COVID-19 pandemic
continues to evolve rapidly. The ultimate impact of
the COVID-19 pandemic
or a similar epidemic is highly uncertain and subject to change. We may experience a material impact on our operations, and we continue to monitor the COVID-19 situation
closely.
*We will require substantial additional financial resources to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2020, we had a net loss of $36.9 million, and, as of June 30, 2020 we have incurred approximately $721.0 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.
As of June 30, 2020, we have approximately $153.5 million of cash and cash equivalents.
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
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds. The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. In addition, the recent outbreak of the novel coronavirus known as
COVID-19
has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Moreover, if we fail to advance one or more of our current product candidates into early or later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.
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
*We have issued or reserved for future issuance shares nearing the maximum number of shares of common stock authorized by our certificate of incorporation. If we are unable to increase the total number of authorized shares, we may be unable to effectively utilize our common stock to establish strategic relationships with other companies, expand our business through acquisitions, raise capital, or offer equity incentives to employees.
Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of June 30, 2020, there were 214,150,940 shares of common stock outstanding and an additional 29,697,573 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though we have no immediate plans to issue additional shares of common stock, other than in connection with our 2020 Equity Incentive Plan, we may need additional shares for business and financial purposes in the future. For example, we will need additional shares of authorized common stock to raise capital to, among other things, fund our operations, conduct and/or complete clinical trials, continue our research and development activities, seek regulatory approval for our product candidates and commercialize our product candidates. In addition, we may wish to issue additional shares in connection with entering into future strategic relationships, or acquiring other businesses, therapeutics or product candidates.

Furthermore, our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel, and the lack of available unissued shares may also have an adverse impact on our to provide appropriate equity incentives to employees, officers, directors, consultants and/or advisors. If we are unable to increase the total number of authorized shares available to us, our business development and financing opportunities may be limited, and stockholder value may be harmed.
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
Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral
gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, Incysus Therapeutics, Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Repertoire Immune Medecines and Obsidian Therapeutics, Inc. We also face competition from non-cell-
based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.
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
(ABT-414)
and
DNA-2401,
a conditionally replicative adenovirus being evaluated in combination with pembrolizumab Phase 2 study of oncolytic polio/rhinovirus recombinant (PVSRIPO) alone or in combination with lomustine in recurrent WHO Grade IV malignant glioma patients. Also, MedImmune, LLC/AstraZeneca plc’s durvalumab was evaluated in a Phase 2 trial in patients with rGBM.

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
A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017 and amended in February 2019. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the
Sleeping Beauty
system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day
activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program. Further, in response to the
COVID-19
pandemic, the NCI has taken precautionary measures that will delay the enrollment of the
TCR-T
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

•	Additional nonclinical data requests by regulatory agencies;

•	Unforeseen safety issues;

•	Determination of dosing issues;

•	Lack of effectiveness during clinical trials;

•	Slower than expected rates of patient recruitment and enrollment;

•	Inability to monitor patients adequately during or after treatment;

•	Inability or unwillingness of medical investigators or patients to follow our clinical protocols, including as a result of the recent COVID-19 pandemic; and

•	Regulatory determinations to temporarily or permanently cease enrollment for other reasons not related to patient safety.

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
We are highly dependent on Dr. Laurence J.N. Cooper, our Chief Executive Officer and our principal scientific, regulatory, and medical advisors. Dr. Cooper may terminate his employment with us at any time, subject, however, to certain non-compete
and
non-solicitation
covenants. The loss of the technical knowledge and management and industry expertise of Dr. Cooper or any of our other key personnel, could result in delays in product development, loss of key personnel or partnerships, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.
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
We materially rely upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new products, if any, will be delayed. These institutions may also have, or implement in the future, policies and procedures that limit their ability to advance our programs. For instance our partners may take measures, in response to the
COVID-19
pandemic that may impact enrollment in our clinical trials. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed.

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

•
Further third party manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining materials for our product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the recent
COVID-19
pandemic.

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
Even if the FDA and/or foreign equivalents thereof approve our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	Perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;

•	Pharmacological benefit and cost-effectiveness of our products relative to competing products;

•	Availability of coverage and adequate reimbursement for our products from government or other third- party payors;

•	Effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	The price at which we sell our products.
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

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Sufficient coverage and adequate reimbursement from third-party payors are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower costtherapeutic alternatives are already available or subsequently become available. It is difficult to predict the coverage and reimbursement decisions that will be made by third-party payors for novel gene and cell therapy products such as ours. Even if we obtain coverage for our product candidates, the resulting reimbursement payment rates mightnot be adequate or may require co-payments
that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.
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

•
Established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain executive, legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain
ACA-mandated
health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. Further, the 2020 federal spending package permanently eliminated effective January 1, 2020, the PPALA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and effective January 1,

2021 also eliminates the health insurance tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale
discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace ACA will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, has implemented others under its existing authority. For example in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or executive measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or if we receive regulatory approval, commercialize our products.
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

•
Requirements under the Physician Payments Sunshine Act to report annually to CMS certain financial arrangements with physicians, as defined by such law, and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, and physicians, as defined by such law and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year; and

•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•	Government regulation;

•	FDA determinations on the approval of a product candidate BLA submission;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by us, our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Developments in patent or other proprietary rights;

•	Changes in reimbursement policies;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management;

•	The recent COVID-19 pandemic;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.
In addition, the stock market in general and our stock in particular from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Public debt and equity markets, and in particular the Nasdaq Capital Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies.
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
As of June 30, 2020, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 38.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting, which continued to exist at June 30, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is related to the design and maintenance of effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).
3.2	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed September 19, 2005).
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).
10.1*	Consulting Agreement by and between the Registrant and Dr. David Mauney, dated May 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed May 29, 2020).
10.2*	Separation Agreement and Release by and between the Registrant and Dr. David Mauney, effective May 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed May 29, 2020).
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
++
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

By:

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)
Dated: August 6, 2020

By:

/s/ Satyavrat Shukla
Satyavrat Shukla
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 6, 2020