Form 10-Q
period 2020-09-30
ZIOPHARM ONCOLOGY INC
filed 2020-11-05
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-33038

ZIOPHARM Oncology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One First Avenue, Parris Building 34, Navy Yard Plaza
Boston, Massachusetts 02129
(617)
259-1970
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZIOP	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes:  ☐    No:  ☒
As of October 29, 2020, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 214,291,057 shares.

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
COVID-19
pandemic; and

•	other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.
Any forward-looking statements in this Quarterly Report on Form
10-Q
reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
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
ZIOPHARM Oncology, Inc.
BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$135,471	$79,741
Receivables	5,428	3,330
Prepaid expenses and other current assets	14,172	22,421

Total current assets	155,071	105,492

Property and equipment, net	7,577	1,110
Right of use asset	2,370	2,272
Deposits	130	130
Other non-current assets	746	110

Total assets	$165,894	$109,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,619	$906
Accrued expenses	15,836	10,846
Lease liability - current portion	866	774

Total current liabilities	19,321	12,526

Lease liability - noncurrent portion	1,655	1,578

Total liabilities	20,976	14,104

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 214,165,690 and 181,803,320 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	214	182
Additional paid-in capital	886,033	778,953
Accumulated deficit	(741,329)	(684,125)

Total stockholders’ equity	144,918	95,010

Total liabilities and stockholders’ equity	$165,894	$109,114

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$13,968	$8,641	$38,725	$28,115
General and administrative	6,353	4,807	18,862	13,707

Total operating expenses	20,321	13,448	57,587	41,822

Loss from operations	(20,321)	(13,448)	(57,587)	(41,822)

Other income, net	6	203	383	523
Non-cash inducement warrant expense	—	(60,751)	—	(60,751)

Net loss	$(20,315)	$(73,996)	$(57,204)	$(102,050)

Basic and diluted net loss per share	$(0.10)	$(0.43)	$(0.27)	$(0.62)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	212,837,367	170,613,712	208,497,410	164,053,029

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020
(unaudited)
(in thousands, except share and per share data)
For the Three Months Ended September 30, 2020

	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	214,150,940	$214	$884,214	$(721,014)	163,414
Stock-based compensation	—	—	1,792	—	1,792
Exercise of employee stock options	14,750	—	27	—	27
Net loss	—	—	—	(20,315)	(20,315)

Balance at September 30, 2020	214,165,690	$214	$886,033	$(741,329)	$144,918

For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid In Capital Common Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	181,803,320	$182	$778,953	$(684,125)	$95,010
Stock-based compensation	—	—	5,393	—	5,393
Exercise of employee stock options	22,916	—	43	—	43
Restricted stock awards	555,900	1	(1)	—	—
Cancelled restricted common stock	(141,230)	—	—	—	—
Issuance of common stock in connection with a public offering, net of commissions and expenses of $5.9 million	29,110,111	29	88,632	—	88,661
Issuance of common stock in connection with an at the market offering, net of commissions and expenses of $0.4 million	2,814,673	2	13,013	—	13,015
Net loss	—	—	—	(57,204)	(57,204)

Balance at September 30, 2020	214,165,690	$214	$886,033	$(741,329)	$144,918

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

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(57,204)	$(102,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	708	453
Stock-based compensation	5,393	5,741
Non-cash inducement warrant expense	—	60,751
Change in operating assets and liabilities
(Increase) decrease in:
Receivables	(2,098)	(1,577)
Prepaid expenses and other current assets	8,249	(3,047)
Right of use asset	(98)	—
Deposits	—	(2)
Other noncurrent assets	(636)	9,432
Increase (decrease) in:
Accounts payable	1,713	219
Accrued expenses	3,828	810
Deferred rent	—	17
Lease liabilities	168	7

Net cash used in operating activities	(39,977)	(29,246)

Cash flows from investing activities:
Purchases of property and equipment	(6,012)	(184)

Net cash used in investing activities	(6,012)	(184)

Cash flows from financing activities:
Repurchase of common stock	—	(370)
Proceeds from exercise of stock options	43	1,020
Issuance of common stock in connection with a public offering, net	88,661	2,971
Issuance of common stock in connection with at the market offerings, net	13,015	52,499

Net cash provided by financing activities	101,719	56,120

Net increase in cash and cash equivalents, and restricted cash	55,730	26,690
Cash and cash equivalents, and restricted cash, beginning of period	79,741	61,729

Cash and cash equivalents, and restricted cash, end of period	$135,471	$88,419

Supplementary disclosure of cash flow information:
Compensation paid in restricted stock, gross	$—	$1,000

Accounts included in accounts payable and accrued expenses related to property and equipment	$1,163	$—

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
The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2020, the Company had approximately $135.5 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $741.3 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into mid-2022. The
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
The results disclosed in the statements of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year
 2020
.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business (Continued)

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
,

the Company has implemented business continuity plans designed to address and mitigate the impact of the
COVID-19
pandemic on its
business and operations
. The extent to which the
COVID-19
pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
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
At-the-market
Offering
In June 2019, the
Company entered into an Open Market Sale Agreement, or sales agreement, with Jefferies LLC, as agent, or (“Jefferies”), pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $
100.0
 million. Shares will be sold pursuant to the Company’s effective registration statement on Form
S-3ASR
(File
No
.
333-232283),
as previously filed with the SEC.
During the nine months ended September 30, 2019, the Company sold an aggregate of 639,442 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form
S-3ASR
(Registration Statement
No. 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $3.0 million after deducting underwriting discounts and estimated offering expenses payable by the Company.
During the three months ended September 30, 2020, there were no at-the-market sales. During the nine months ended September 30, 2020, the Company issued and sold an aggregate of 2,814,673
shares of its common stock
 under the sales agreement for aggregate net proceeds of
$13.0
 m
illion after deducting commissions and offering expenses.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

2. Financings (
C
ontinued)

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
On July 26, 2019 and September 12, 2019, the Company entered into agreements for the exercise of the warrants issued in November 2018 to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. The Company issued new warrants to purchase up to 17,803,031 additional shares of common stock as an inducement for warrant holders to exercise their 2018 warrants early. The new warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00 (Note 9). Proceeds from the exercise of the warrants, before deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million.
3. Summary of Significant Accounting Policies
The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report except as noted below.
New Accounting Pronouncements
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.
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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$75,300	$75,300	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$68,031	$68,031	$—	$—

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements (Continued)

The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.
5. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and preferred stock, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock at September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
Stock options	6,572,191	4,995,549
Inducement stock options	863,333	965,000
Unvested restricted stock	1,289,389	1,569,579
Warrants	22,272,727	18,939,394

	30,997,640	26,469,522

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
IL-12
Products
,
CD19 Products and TCR Products.
In consideration of the licenses and other rights granted by PGEN, the Company pay
s
PGEN an annual license fee of
 $0.1 million.
As of September 30, 2020, the Company had
$0.1 million
in prepaid expenses and other current assets. The Company did not
have any annual license expenses for the three and nine months ended September
30,
 2020 and
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
During the three and nine months ended September
 30, 2020,
there were no expenses for services performed by PGEN. As of September
30,
2020

 and December 31, 2019, the Company had
$0 and
 $0.1 million
, respectively, in accrued expenses for amounts due to PGEN. During the three and nine months ended
September 30, 2019,
the Company recorded an expense of $0.3 million and
 $1.7

million, respectively, for services performed by PGEN
.

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
During the nine months ended September 30, 2020 and 2019, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $11.2 million, which is included in prepaid expenses and other current assets on the Company’s balance sheet at September 30, 2020.
On October 22, 2019, the Company entered into the 2019 Research and Development Agreement, or the 2019 Agreement, with MD Anderson, pursuant to which the parties agreed to collaborate with respect to the Company’s
Sleeping Beauty
immunotherapy program, which uses
non-viral
gene transfer to stably express and clinically evaluate neoantigen-specific TCRs in T cells. Under the 2019 Agreement, the parties will, among other things, collaborate on programs to expand the Company’s TCR library and conduct clinical trials.

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
The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs incurred starting after January 1, 2021 under the 2019 Agreement. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s TCR products.
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
Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months,
and the twelve-month anniversary of the effective date of the agreement of the Patent License. The $1.5 million was paid

as of
the nine months ended September 30,

20
20
.
On January 8, 2020, the Company entered into an amendment to the patent license agreement which expanded the TCR library to include additional TCR’s reactive to mutated KRAS and TP53. Under the amendment, the Company paid $0.6 million during the nine months ending September 30, 2020.

The Company recognized $0 and $0.6 million of expense for the three and nine months ended September 30, 2020, respectively.
The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. As of September 30, 2020, the Company included a prepayment of $0.3 million related to the Patent License as prepaid expenses and other current assets on the Company’s
b
alance
s
heet.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

6.    Commitments and Contingencies (Continued)

On September 28, 2020, the Company entered into a second amendment to the patent license agreement which expanded the TCR library to include additional TCR’s receptors. Under the second amendment, the Company will pay the NCI an additional $0.4 million. The Company recorded $0.4 million as an accrued expense as of September 30, 2020.

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
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute
On January 10, 2017, the Company announced the signing of a CRADA, with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the
Sleeping Beauty
transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. The Company recorded
$0.6 million and
$1.3
 million of expense for the three and nine months ended September 30, 2020 and 2019, respectively.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

6.    Commitments and Contingencies (Continued)
PGEN was entitled to receive $5.0 million, from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the nine months ended September 30, 2020 and 2019, the Company incurred no expenses under the Ares Trading Agreement.
Ares Trading paid a
non-refundable
upfront fee of $115.0 million to PGEN as consideration for entry into the Ares Trading Agreement. Pursuant to the Third Amendment to Exclusive Channel Partner Agreement, or the 2016 ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which was received from PGEN in July 2015.
Under the License Agreement, PGEN agreed to perform all future obligations of the Company under the Ares Trading Agreement other than certain payment obligations. Accordingly, the Company recognized the remaining deferred revenue as part of the settlement of a related party relationship in 2018.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Leases
In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in Boston, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of September 30, 2020 and December 31, 2019, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet. On January 30, 2018, the Company entered into a lease agreement for office space in Houston at MD Anderson. Under the terms of the Houston lease agreement, the Company leased approximately two hundred and ten square feet and were required to make rental payments at an average monthly rate of approximately $1 thousand. This lease was terminated effective March 31, 2020.
On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the Houston lease agreement, the Company leases approximately one thousand and thirty-eight square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021. On October 15, 2019, the Company entered into a lease agreement for additional office space in Houston. Under the terms of the Second Houston Lease, the Company leases, from MD Anderson, approximately eight thousand four hundred and forty-three square feet and is initially required to make rental payments of approximately $17 thousand per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term.
 Effective April 13, 2020, the Company leased an additional
five thousand five hundred eighty-four
square feet from MD Anderson. The Company is initially required to make rental payments of approximately $12 thousand per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term.

All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson.

Effective June 1, 2020, the Company entered into a noncancelable lease for a period of less than a year with monthly payments of approximately $10 thousand
. Effective September 1, 2020, the Company added additional space to the noncancelable lease for a period of less than a year with monthly payments now totaling approximately $15 thousand
.
The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Operating lease cost	$267	$768

Total lease cost	$267	$768

Weighted-average remaining lease term (years)	4.99	4.99
Weighted-average discount rate	8.00%	8.00%

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Leases (Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
Operating lease cost	$184	$585

Total lease cost	$184	$585

Weighted-average remaining lease term (years)	2.15	2.15
Weighted-average discount rate	8.00%	8.00%

As of September 30, 2020, the maturities of the Company’s operating lease liabilities for the years ended December 31, were as follows (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$318
2021	896
2022	353
2023	364
2024	375
Thereafter	851

Total lease payments	3,157
Less: Imputed interest and adjustments	(637)

Present value of lease payments	$2,520

8. Stock-Based Compensation
The Company recognized stock-based compensation expense on all employee and non-employee
awards as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$522	$339	$1,587	$1,068
General and administrative	1,270	1,147	3,806	3,673

Stock-based compensation expense	$1,792	$1,486	$5,393	$4,741

The Company granted an aggregate of 203,178 and 1,252,178 stock options during the three and nine months ended September 30, 2020 with a weighted-average grant date fair value of $1.96 and $2.45 per share, respectively. The Company granted an aggregate of 140,000 and 1,835,755 stock options during the three and nine months ended September 30, 2019 with a weighted average grant date fair value of $3.05 and $1.90 per share, respectively.
On January 6, 2019, the Company
sett
l
e
d
an accrued annual performance bonus by issuing 446,428 shares of common stock.
On May 26, 2020
,
the Company extended the contractual life of 448,130 fully vested stock options and 31,220 stock options that vested on June 30, 2020
,
 held by an officer of the Company. Additionally, on May 26, 2020
,
 the Company accelerated the vesting of 45,277 shares of restricted stock held by an officer. These extensions and acceleration of vesting resulted in additional stock compensation expense of $65 thousand
and $154 thousand in the three and nine months ended September 30, 2020
,
 respectively.
On September 18, 2020
,
the Company extended the contractual life of 113,350 fully vested stock options and 25,281 stock options that vested on September 18, 2020
,
 held by a director of the Company. Additionally, on September 18, 2020
,
 the Company accelerated the vesting of 25,281 stock options and 15,890 shares of restricted stock held by a director of the Company
. These extensions and acceleration of vesting resulted in additional stock compensation expense of
 $(250)
 in the three and nine months ended September 30, 2020.
For the three months ended September 30, 2020 and 2019
,
 the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended September 30,
	2020	2019
Risk-free interest rate	0.36 - 0.39%	1.39 - 1.92%
Expected life in years	5.75 - 6.25	6.25
Expected volatility	73.59 - 74.18%	72.87 - 78.34%
Expected dividend yield	0%	0%
At September 30, 2020
,
 there were 863,333
stock options that had been issued outside the 2012 Equity Incentive Plan, or the 2012 Plan. These options are excluded from the schedule below.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Stock-Based Compensation (Continued)

Stock option activity under the Company’s stock option plans for the nine months ended September 30, 2020 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	5,842,879	$3.21

Granted	1,252,178	3.89
Exercised	(22,916)	1.87
Cancelled	(499,950)	3.84

Outstanding, September 30, 2020	6,572,191	$3.93	7.82	$978

Options exercisable, September 30, 2020	3,711,684	$4.10	6.96	$704

Options exercisable, December 31, 2019	2,765,357	$4.39	6.70	$3,603

Options available for future grant	6,986,610

At September 30, 2020, total unrecognized compensation costs related to unvested stock options outstanding amounted to $8.0 million. The cost is expected to be recognized over a weighted-average period of 1.82 years.
A summary of the status of unvested restricted stock for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2019	939,636	$2.93
Granted	555,900	4.21
Vested	(64,917)	3.42
Cancelled	(141,230)	3.15

Non-vested, September 30, 2020	1,289,389	$3.43

At September 30, 2020, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $3.0 million. The cost is expected to be recognized over a weighted-average period of 1.57 years.
At the Company’s annual meeting held on June 29, 2020, the shareholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which is a successor to and continuation of the Company’s 2012 Equity Incentive Plan, or the 2012 plan. The 2020 Plan ha
d
 21 million shares
authorized,
plus the shares remaining for issuance under the 2012 Plan. Our ability to utilize the total shares authorized under the 2020 Plan will be limited by the total number of shares authorized in our certificate of incorporation.

As of September 30, 2020, there are 6,986,610 Shares available to grant from the 2020 plan.

No
additional awards can be granted from the 2012 Plan or the Company’s 2003 Stock Option Plan.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Warrants
In connection with the Company’s November 2018 private placement which provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock, or the 2018 warrants, which became exercisable six months after the closing of the private placement. The warrants have an exercise price of $3.01 per share and have a five-year term. The relative fair value of the warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.
The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board
, or
(“FASB”) Accounting Standards Codification (“ASC”) Topic 815,
Derivatives and Hedging
. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.
On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors for the exercise of previously issued warrants to purchase common stock in the private placement. Pursuant to the terms of the agreements, investors exercised their 2018 warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. Proceeds from the warrant exercise, after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million. The Company issued participating investors new warrants to purchase up to 17,803,031 additional shares of common stock, or the 2019 warrants, as an inducement for the warrant holders to exercise their 2018 warrants. The 2019 warrants will expire on the fifth anniversary of the initial exercise date and have an exercise price of $7.00. The 2019 warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash

charge to the Company’s statement of operations in 2019.
On October 22, 2019, the Company entered into the 2019 Agreement with MD Anderson.

Refer to Note 6 –
Commitments and Contingencies
for further details
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
As of
September 30, 2020, work related to the clinical milestones has not been started and therefore, the Company did not recognize any expense related to the warrant.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

10. Joint Venture (Continued)

The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation
Sleeping Beauty
-generated
CAR-T
therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments related to the Company’s license agreements with MD Anderson and PGEN (
see
Note 6). TriArm entered into a Master Services Agreement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm also committed to contribute an additional $25.0 million to Eden BioCell over time through the achievement of certain

spec
ified
milestones. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.
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
®
(RTS
®
). We are currently studying our Controlled IL-12 Platform as a monotherapy for the treatment of recurrent glioblastoma multiforme, or rGBM, and for the treatment of glioma in the pontine region of the brain, known as diffuse intrinsic pontine glioma, or DIPG. We are currently evaluating Ad-RTS-hIL-12 plus veledimex in a Phase 1/2 clinical trial for the treatment of DIPG and expect to dose up to 12 patients in the initial portion of the clinical trial. We are also developing our Controlled IL-12 platform in combination with immune checkpoint inhibitors. We have completed dosing in a Phase 1 dose-escalation clinical trial of Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody OPDIVO
®
(nivolumab) in patients with rGBM. We have also completed dosing in a Phase 2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD-1 antibody Libtayo
®
(cemiplimab) for the treatment of recurrent or progressive glioblastoma multiforme in adults.
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
+
leukemias and lymphomas.
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2020, we had a net loss of $57.2 million, and, as of September 30, 2020, we have incurred approximately $741.3 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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
Recent Developments
The ongoing
COVID-19
global pandemic has presented a significant health and economic challenge around the world and is affecting our employees, partners and business operations. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. We have implemented work-from-home policies for most of our employees in response to the
COVID-19
pandemic. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to work with our partners, including the NCI and MD Anderson, to mitigate the impact the
COVID-19
pandemic is having on our business and clinical programs.
Clinical and Regulatory Developments
We expect to initiate our clinical trial with MD Anderson for our Library TCR-T approach in mid-2021. This study will evaluate treatments using TCR+ T cells expressing third party (allogeneic) TCRs in autologous (patient-derived) T cells to treat several cancers, including gynecologic, colorectal, pancreatic, non-small cell lung cancer and cholangiocarcinoma. We expect to submit an Investigational New Drug, or IND, application for this clinical trial to the FDA in the first quarter of 2021.
Under our Cooperative Research and Development Agreement, the NCI is undertaking a Phase 2 Personalized TCR-T clinical trial under an IND cleared by the FDA. In this study, the NCI will test autologous peripheral blood lymphocytes genetically modified with the
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed by patients with a broad range of solid tumors. The NCI’s manufacturing facility is validating our non-viral manufacturing approach, which has been authenticated by the NCI at laboratory scale. Patient enrollment will be determined by the NCI and is expected to occur after the process validation, the completion of regulatory requirements and the NCI has identified and screened patients for neoantigens and TCRs to render them eligible for the trial.
Eden BioCell has continued to make significant progress preparing for a clinical trial of
Sleeping Beauty
-generated CD19-specific RPM CAR+ T therapies using patient-derived (autologous) T cells to treat patients with relapsed or refractory CD19+ leukemias and lymphomas. Eden BioCell has commenced the filing of its IND for a clinical trial in Taiwan. In addition, Eden BioCell and our partners in this joint venture have informed us that preliminary observations from several patients dosed under compassionate use requests in Greater China confirm the presence of infused autologous T cells measured weeks after infusion, which appears to support the benefit of genetically modifying T cells with our RPM technology.
In July 2020, we announced the initiation of our U.S. Phase 1 trial clinical trial infusing donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19
+
leukemias and lymphomas with our CD19-specific CAR
+
T therapies manufactured using our RPM technology. This clinical trial is being performed in collaboration with MD Anderson.
Each of the clinical trials of our Controlled IL-12 program continues to progress. We previously completed enrollment in our Phase 1 clinical trial of adult patients with rGBM evaluating Ad-RTS-hIL-12 plus daily veledimex in combination with OPDIVO
®
. In June 2020, we completed patient enrollment in our Phase 2 clinical trial evaluating Controlled IL-12 in combination with PD-1 antibody Libtayo
®
for the treatment of rGBM. In July 2020, we announced the first patient had been dosed in a Phase 1/2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex for the treatment of DIPG. Data will be presented from all three trials at the 2020 Society for Neuro-Oncology Annual Meeting (SNO).

Appointment of Personnel
In September 2020, our Board of Directors appointed J. Kevin Buchi to our Board to fill the vacancy created by the resignation of Douglas Pagán. Mr. Buchi was Chief Executive Officer of Cephalon, Inc., which was acquired by Teva Pharmaceutical Industries Limited in October 2011. Following the acquisition of Cephalon by Teva in 2011, Mr. Buchi served as corporate vice president of global branded products at Teva. Following Teva, he was Chief Executive Officer of TetraLogic Pharmaceuticals and Biospecifics Technologies.
In June 2020, we announced the appointment of Carl June, M.D., as Chairman of our newly formed Scientific Advisory Board, or SAB. Dr. June is recognized in the oncology field for his groundbreaking work in the development and commercialization of gene therapy and T-cell therapies. In September 2020, we announced Adi Barzel, Ph.D., Gavin Dunn, M.D., Ph.D., Matthew Porteus, M.D., Ph.D., and Kole Roybal, Ph.D had joined the SAB. The SAB will provide strategic counsel to guide the efficient development of our innovative technologies and pipeline of immunotherapies.
Financial Overview
Overview of Results of Operations
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Research and development expenses.
Research and development expenses during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
($ in thousands)
Research and development	$13,968	$8,641	$5,327	62%	$38,725	$28,115	$10,610	38%
Research and development expenses for the three months ended September 30, 2020 increased by $5.3 million when compared to the three months ended September 30, 2019. The increase in research and development expenses for the three months ended September 30, 2020, is primarily due to $3.9 million in increased gene therapy manufacturing costs and $2.0 million related to increased headcount and facilities costs, offset by $0.6 million of decreased manufacturing technology initiatives and preclinical costs.
Research and development expenses for the nine months ended September 30, 2020 increased by $10.6 million when compared to the nine months ended September 30, 2019. The increase in research and development expenses for the nine months ended September 30, 2020, is primarily due to $7.1 million in increased gene therapy manufacturing costs and $5.1 million related to increased headcount and facilities costs, offset by $1.3 million of decreased cell therapy costs and $0.3 million in travel and other.

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
basis.
For the nine months ended September 30, 2020, our clinical stage projects included a Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma; a Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies; and a Phase 1/2 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma were $2.5 million for the nine months ended September 30, 2020 and $13.8 million from the project’s inception in September 2015 through September 30, 2020. The expenses incurred by us to third parties for our Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies were $0.1 million for the nine months ended September 30, 2020 and $6.2 million from the project’s inception in December 2015 through September 30, 2020. The expenses incurred by us to third parties for our Phase 1/2 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.1 million for the nine months ended September 30, 2020 and $2.1 million from the project’s inception in October 2017 through September 30, 2020. The expense incurred by us to third parties for our investigator-led
Phase 2 clinical trial of
Ad-RTS-hIL-12
with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma were $3.8 million for the nine months ended September 30, 2020 and $5.4 million from the projects inception in June 2019 through September 30, 2020.
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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our programs in a timely manner or our failure to enter into appropriate collaborative agreements could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to reduce or eliminate our activities in one or more of our programs or seek additional, external sources of financing from time-to-time
in order to continue with our product development strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.
General and administrative expenses.
General and administrative expenses during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
($ in thousands)
General and administrative	$6,353	$4,807	$1,546	32%	$18,862	$13,707	$5,155	38%
General and administrative expenses for the three months ended September 30, 2020 increased by $1.5 million as compared to three months ended September 30, 2019. The increase during the three months ended September 30, 2020 was primarily due to an increase of $0.8 million of legal expenses incurred as a result of our expanded patent portfolio and an increase of $0.7 million of salary and employee related expenses, including stock compensation expense.
General and administrative expenses for the nine months ended September 30, 2020 increased by $5.2 million as compared to nine months ended September 30, 2019. The increase during the nine months ended September 30, 2020 was primarily due to an increase of $2.5 million of salary and employee related expenses, including stock compensation expense, along with an increase of $2.0 million of legal expenses incurred as a result of our expanded patent portfolio, and an increase of $1.4 million in facilities expenses, offset by a decrease of $0.7 million of business development expenses.
Other income, (net).
Other income, net for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
($ in thousands)
Other income, net	$6	$203	$(197)	(97%)	$383	$523	$(140)	(27%)
Noncash inducement warrants	—	(60,751)	$60,751	(100%)	—	(60,751)	$60,751	(100%)

Total	$6	$(60,548)			$383	$(60,228)

Other income for the three months ended September 30, 2020 decreased by $0.2 million as compared to the three months ended September 30, 2019 because interest rates decreased due to market fluctuations. Other income for the nine months ended September 30, 2020 decreased by $0.1 million as compared to the nine months ended September 30, 2019 because interest rates decreased due to market fluctuations.

On July 26, 2019 and September 12, 2019, we entered into agreements with existing investors for the exercise of previously issued 2018 warrants. Pursuant to the terms of the agreements, we issued the investors new warrants to purchase an aggregate of 17,803,031 shares of common stock, as an inducement to exercise their 2018 warrants early. The 2019 warrants became exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $7.00. The Black-Scholes valuation of the 2019 warrants resulted in a non-cash
charge to the statement of operations of $60.8 million for the three and nine months ended September 30, 2019.
Liquidity and Capital Resources
Source of liquidity
We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.
As of September 30, 2020, we have approximately $135.5 million of cash and cash equivalents. During the nine months ended September 30, 2020, we completed an underwritten public offering of 29,110,111 shares of common stock, which includes a partial exercise by the underwriters of its over-allotment option of 1,284,025 shares from us at a price to the public of $3.25, less underwriting discounts. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $5.9 million, were $88.7 million.
At-the-market
offering program
In June 2019, we entered into an Open Market Sale Agreement, or sales agreement, with Jefferies LLC, or Jefferies, as a sale agent pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering value of up to $100.0 million. Shares will be sold pursuant to the Company’s effective registration statement on Form
S-3ASR
(File
No. 333-232283),
as previously filed with the Securities and Exchange Commission. Subject to the terms of the sales agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. The compensation to Jefferies for sales of our common stock pursuant to the sales agreement will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the sales agreement. During the nine months ended September 30, 2020, we issued and sold 2,814,673 shares of common stock under the sales agreement for aggregate net proceeds of $13.0 million, after deducting commission and offering expenses of $0.4 million. During the nine months ended September 30, 2019, we issued and sold 639,442 shares of common stock under the sales agreement for aggregate net proceeds of $3.0 million, after deducting commission and offering expenses of $0.1 million.
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
Cash flows
The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2020:

	Nine months ended September 30,
	2020	2019
($ in thousands)
Net cash provided by (used in):
Operating activities	$(39,977)	$(29,246)
Investing activities	(6,012)	(184)
Financing activities	101,719	56,120

Net increase in cash, cash equivalents, and restricted cash	$55,730	$26,690

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

Net cash used in operating activities for the nine months ended September 30, 2020 was $40.0 million, as compared to net cash used in operating activities of $29.2 million for the nine months ended September 30, 2019. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $57.2 million, the change in receivables of $2.1 million, other noncurrent assets of $0.6 million, offset by the change in prepaid and other current assets of $8.2 million primarily related to the use of our funds at MD Anderson, the change in accrued expenses of $3.8 million, the change in accounts payable of $1.7 million and non-cash
stock-based compensation on $5.4 million.
Net cash used in investing activities was $6.0 million for the nine months ended September 30, 2020 compared to $0.2 million for the nine months ended September 30, 2019.

Net cash provided by financing activities the nine months ended September 30, 2020 was $101.7 million. The net cash was provided by $88.7 million from the issuance of common stock in our follow-on
public offering, net and $13.0 million from the issuance of common stock pursuant to our ATM facility. Net cash provided by financing activities for the nine months ended September 30, 2019 was $56.1 million. During the quarter, we received $52.5 million in proceeds from the exercise of warrants (Note 2), $3.0 million in proceeds through ATM offerings (Note 2) and $1.0 million in proceeds from the exercise of stock options.
Operating capital and capital expenditure requirements
We anticipate that losses will continue for the foreseeable future. At September 30, 2020, our accumulated deficit was approximately $741.3 million. Our actual cash requirements will depend on and could increase significantly as a result of a number of factors, including:

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
Working capital as of September 30, 2020 was $135.8 million, consisting of $155.1 million in current assets and $19.3 million in current liabilities. Working capital as of December 31, 2019 was $93.0 million, consisting of $105.5 million in current assets and $12.5 million in current liabilities.
Contractual Obligations
The following table summarizes our outstanding obligations as of September 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	5 years
Operating leases	$3,157	$1,128	$712	$755	$562
CRADA	3,125	2,500	625	—	—
Royalty and license fees	3,461	434	700	700	1,627

Total	$9,743	$4,062	$2,037	$1,455	$2,189

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and office and laboratory space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, Massachusetts through August 31, 2021. On March 12, 2019, we entered into a lease agreement for additional office space in Houston through April 2021. On October 15, 2019, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027. On April 13, 2020, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027. On June 1, 2020, we entered into a short-term lease in Houston for office and laboratory space. On September 1, 2020, we entered an additional short-term lease in Houston for additional office and laboratory space.
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
On January 8, 2020, we entered into an amendment of Patent License agreement. Under this agreement, we paid $0.6 million. On September 28, 2020, we entered into a second amendment of the Patent License with the NCI. The terms of the second Amendment require us to pay the NCI a one-time
payment of $0.4 million, which is included in the “less than 1-year” category in the chart above.
Off-balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
In our Annual Report, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2020.

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
Effect of Currency Exchange Rates and Exchange Rate Risk Management
We currently have no clinical studies or clinical trials taking place outside of the United States. Therefore, any currency fluctuations will not have a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule
13a-15(e)
or
15d-15(e)
promulgated under the Exchange Act, as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”.
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
As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2019, we identified the following deficiency that existed as of December 31, 2019 which continued to exist at September 30, 2020. This deficiency represented a material weakness in our internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2019 and September 30, 2020, management identified a material weakness in the design and effectiveness of our internal control over financial reporting. We did not design and maintain effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record.
Based on this evaluation, management concluded that our internal control over financial reporting was not effective at September 30, 2020 because of the material weakness described above.
Despite the existence of the material weakness described above, our financial statements as of September 30, 2020, are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
Remediation
We have implemented measures to remediate the control deficiency that constituted the above material weakness by implementing changes to our internal control over financial reporting. We have designed, implemented and tested measures to work towards remediating the underlying causes of the control deficiency that gave rise to the material weakness. In addition, we have provided in-house
accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of expensing third party clinical trial costs. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.
Changes in Internal Controls over Financial Reporting
Except for the material weakness and related remediation efforts discussed above, there were no other changes in our internal control over financial reporting (as defined in Rule
13a-15(f)
of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2020, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on
Form 10-Q
or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. The impact of
COVID-19
may also exacerbate other risks discussed in this filing, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
RISKS RELATED TO OUR BUSINESS

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

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For instance, NCI has taken precautionary measures in response to the
COVID-19
pandemic that has delayed the commencement of the clinical trial under the CRADA and MDACC may take precautionary measures in the future that may delay enrollment of patients in our ongoing and planned clinical trials.
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

*
We will require substantial additional financial resources to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2020, we had a net loss of $57.2 million, and, as of September 30, 2020 we have incurred approximately $741.3 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.
As of September 30, 2020, we have approximately $135.5 million of cash and cash equivalents.

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
Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, slower than expected progress of our research and development efforts, changes in governmental regulation, competitive and technical advances, costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. The
COVID-19
pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them. Further, we may elect to prioritize one or more of our programs and reduce or eliminate our activities on our other programs to preserve our capital resources. Any decision to reduce or eliminate activities for a program may negatively impact the potential for the program, which could have a material adverse effect on our business.

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

*
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

Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of September 30, 2020, there were 214,165,690 shares of common stock outstanding and an additional 29,708,251 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though we have no immediate plans to issue additional shares of common stock, other than in connection with our 2020 Equity Incentive Plan, we may need additional shares for business and financial purposes in the future. For example, we will need additional shares of authorized common stock to raise capital to, among other things, fund our operations, conduct and/or complete clinical trials, continue our research and development activities, seek regulatory approval for our product candidates and commercialize our product candidates. In addition, we may wish to issue additional shares in connection with entering into future strategic relationships, or acquiring other businesses, therapeutics or product candidates. Furthermore, our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel, and the lack of available unissued shares may also have an adverse impact on our to provide appropriate equity incentives to employees, officers, directors, consultants and/or advisors. If we are unable to increase the total number of authorized shares available to us, our business development and financing opportunities may be limited, and stockholder value may be harmed.
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

*	We face substantial competition from other biopharmaceutical companies, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
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
®
), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Exuma Biotech Corp., CARsgen Therapeutics Co., Ltd., Mustang Bio, Inc., Crispr Therapeutics AG, Precision Biosciences Inc., Protheragen Inc. and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.
Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TC Biopharm Ltd., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral
gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, Incysus Therapeutics, Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Repertoire Immune Medicines and Obsidian Therapeutics, Inc. We also face competition from non-cell-
based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.

We are initially developing our Controlled
IL-12
platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in Phase 3 development for the treatment of glioblastoma, including, but not limited to, Vascular Biogenics Ltd. and Kintra Therapeutics. Several companies and institutions have product candidates currently in Phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc. Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s
Depatus-M
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
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others.

*	We are partly reliant on the National Cancer Institute for research and development and early clinical testing of certain of our product candidates.
A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017 and amended in February 2019. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the
Sleeping Beauty
system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day
activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program. Further, in response to the
COVID-19
pandemic, the NCI has taken precautionary measures that have delayed the enrollment of the
TCR-T
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

*
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

*
Because we are dependent upon clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

We materially rely upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new products, if any, will be delayed. These institutions may also have, or implement in the future, policies and procedures that limit their ability to advance our programs. For instance, our partners may take measures in response to the
COVID-19
pandemic, that may impact enrollment in our clinical trials. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed.

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

There remain executive, legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain
ACA-mandated
health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. Further, the 2020 federal spending package permanently eliminated effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and effective January 1,

2021 also eliminates the health insurance tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale
discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On April 27, 2020, the U.S. Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace ACA will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, has implemented others under its existing authority. For example in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or executive measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates; and their subcontractors that use, disclose or otherwise process individually idendifiable health information;

•
Requirements under the Physician Payments Sunshine Act to report annually to CMS certain financial arrangements with physicians, as defined by such law, and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, and physicians, as defined by such law and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•	Government regulation;

•	FDA determinations on the approval of a product candidate BLA submission;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by us, our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Developments in patent or other proprietary rights;

•	Changes in reimbursement policies;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management or directors;

•	General economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID-19 pandemic;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.
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

*
Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of September 30, 2020, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 42.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

*
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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting, which continued to exist at September 30, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is related to the design and maintenance of effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record.
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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1+†	Second Amendment to Patent License Agreement, dated as of September 28, 2020, by and between the Registrant and the National Cancer Institute.

10.2+†	Amendment No. 1 to the Exclusive License Agreement by and between the Registrant and PGEN Therapeutics, Inc. (formerly known as Precigen, Inc.), dated October 15, 2020.

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
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

†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Ziopharm Oncology, Inc. if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ZIOPHARM ONCOLOGY, INC.

By:

/s/ Laurence J.N. Cooper
Laurence J.N. Cooper, M.D., Ph.D.
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)
Dated: November 5, 2020

By:

/s/ Satyavrat Shukla
Satyavrat Shukla
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 5, 2020