Form 10-K
period 2020-12-31
ZIOPHARM ONCOLOGY INC
filed 2021-03-01
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM
10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐     No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in
Rule 12b-2
of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐

Non- Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐     No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates
was $687,342,598 as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of

209,555,670
shares of common stock held by
non-affiliates
and a closing price of $3.28 as
reported on the Nasdaq Global Select on June
30, 2020. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February
24
, 2021, there were 214,667,023 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form
10-K,
to the extent described in Part III.

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

•	our ability to license additional intellectual property relating to our product candidates from third parties and to comply with our existing license agreements;

•	our ability to enter into partnerships or strategic collaboration agreements and our ability to achieve the results and potential benefits contemplated from relationships with collaborators;

•	our ability to maintain and establish collaborations and licenses;

•	our expectation of developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;

•	our estimates regarding the potential market opportunity for our product candidates;

•	the anticipated rate and degree of commercial scope and potential, as well as market acceptance of our product candidates for any indication, if approved;

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

•
the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing
COVID-19
pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff and principal investigators supporting the conduct of our clinical trials;

•
the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing
COVID-19
pandemic; and

•	other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.
Any forward-looking statements in this Annual Report on Form
10-K
reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context requires otherwise, references in this Annual Report to “Ziopharm,” the “Company,” “we,” “us” and “our” refer to Ziopharm Oncology, Inc., and its subsidiaries.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

•
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

•
We will require substantial additional financial resources to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

•
Our plans to develop and commercialize non-viral and viral adoptive cellular therapies based on engineered cytokines and CAR T-cell as well as TCR therapies can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

•
Our current product candidates are based on novel technologies and are supported by limited clinical data and we cannot assure you that our current and planned clinical trials will produce data that supports regulatory approval of one or more of these product candidates.

•	If we are unable to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer.

•
Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit a BLA to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.

•
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

•
Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, few gene therapy and cell therapy products have been approved in the United States and Europe.

•
Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

•
If we are unable either to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize our product candidates successfully.

•	Our immuno-oncology product candidates may face competition in the future from biosimilars.

•
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.

•	Our stock price has been, and may continue to be, volatile.

•
We previously identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019, which we believe has been fully remediated. If we have inadequately remediated this material weakness, or we otherwise fail to develop, implement and maintain an effective system of internal controls in future periods, our ability to report our financial condition or results of operations could be adversely affected and may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

PART I
Item 1. Business
BUSINESS OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing next generation immuno-oncology platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing platform technologies that utilize the immune system by employing innovative cell engineering and novel, controlled gene expression technologies designed to deliver safe and effective, cell and gene therapies for the treatment of multiple cancer types. Our major platform and priority is referred to as
 Sleeping Beauty
 and is based on the non-viral genetic engineering of immune cells using a transposon/transposase system that is intended to stably engineer T cells outside of the body for subsequent infusion. Our second platform is referred to as Controlled IL-12 and
is designed to stimulate expression of interleukin
12, or IL-12, a master
regulator of the immune system, in a controlled manner to focus the patient’s immune system to more effectively attack cancer cells.
Using our
 Sleeping Beauty
 platform, we are developing T cell receptor, or TCR, T cell therapies to target neoantigens in solid tumors using two approaches, which we refer to as our “Library TCR-T Approach” and “our Personalized TCR-T Approach.” The Library TCR-T Approach uses third-party (allogeneic) TCRs that have been prepared before the recipient has been identified to genetically modify patient-derived T cells to redirect specificity to public, or shared neoantigens. The Personalized TCR-T Approach uses patient-derived (autologous) TCRs that are prepared from the recipient to genetically modify patient-derived T cells to redirect specificity to private neoantigens. It is anticipated that more than one TCR-T product with more than one specificity will be administered in the Personalized TCR-T Approach. In February 2021, the U.S. Food and Drug Administration, or the FDA, cleared our company-sponsored investigational new drug, or IND, application submitted for a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. Initially, six curated TCRs reactive to mutated KRAS and TP53 will be included in the clinical trial: however, we expect to expand the number of TCRs to be evaluated in our clinical trial. This clinical trial is being conducted in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, which will be the first site for the clinical trial.
Under our Cooperative Research and Development Agreement, the National Cancer Institute, or NCI, is conducting a Phase 2 Personalized TCR-T clinical trial to evaluate autologous peripheral blood lymphocytes genetically modified with the
 Sleeping Beauty
 system to express private neoantigen-specific TCRs. The trial is designed to enroll patients with a broad range of solid tumors. The FDA has cleared the IND application submitted by the NCI for this clinical trial. However, enrollment in this clinical trial has been temporarily suspended due to issues internal to NCI and unrelated to our technology. The progress and timeline for this trial, including the timeline for dosing patients, are under the control of the NCI.
We are developing chimeric antigen receptor, or CAR, T cell, or CAR
+
T, therapies targeting CD19 on malignant B cells using our
 Sleeping Beauty
 platform. We are advancing our so-called rapid personalized manufacture, or RPM, technology, in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. RPM enables small numbers of T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound IL-15, or
mbIL15. Eden BioCell is leading the clinical development and commercialization of
 Sleeping Beauty
-generated CD19-specific RPM CAR
+
 T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19
+
 leukemias and lymphomas. In the fourth quarter of 2020, an IND was cleared by the Taiwan FDA for a Phase 1 clinical trial designed to evaluate safety and efficacy in this patient group. In our Phase 1 clinical trial being conducted in the United States, we plan to infuse donor-derived T cells after allogeneic bone marrow transplantation, or BMT, for recipients who have relapsed with CD19
+
 leukemias and lymphomas with our CD19-specific CAR
+
 T therapies manufactured using our technology.

Our Controlled IL-12 platform is
based on an engineered replication-incompetent adenovirus, referred to as Ad-RTS-hIL-12, plus veledimex
as a gene delivery system to
conditionally produce IL-12, a potent,
naturally occurring anti-cancer protein, to treat patients with solid tumors.
Our Controlled IL-12 platform allows
us
to deliver IL-12 in a
tunable dose as the cytokine is under transcriptional control of the RheoSwitch Therapeutic System
®
 (RTS
®
). We have completed enrollment to all our Phase 1 and 2 clinical trials of patients with recurrent glioblastoma multiforme, or rGBM. These trials examine the effect of Controlled
IL-12
as a monotherapy and in combination with blockade of the immune checkpoint protein
PD-1.
Dosing is ongoing in a Phase 2 clinical trial
evaluating Ad-RTS-hIL-12 plus veledimex
in
combination with PD-1 antibody Libtayo
®
 (cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme in adults. Data from our monotherapy and combination studies have been presented at major scientific conferences.
OUR STRATEGY
Our goal is to be an innovative immuno-oncology company that delivers safe and effective therapies that provide clinically transformative benefit for patients and long-term value for shareholders. Key elements of our strategy include:

•
Building an
 end-to-end
 TCR solution targeting solid tumors.
 We intend to build and strengthen our position in the field of T cell targeting solid tumors by investing significantly to optimize and expand our process development and manufacturing capabilities, creating an end-to-end, scalable
solution. We intend to build
this end-to-end solution
to develop treatments using (i) TCR
+
 T cells expressing third party (allogeneic) TCRs from a library, which we refer to as our Library TCR-T Approach and (ii) TCR
+
 T cells expressing recipient-derived (autologous) TCRs, which we refer to as our Personalized TCR-T Approach. We plan to expand our library of allogeneic TCRs from internal research and third parties that target mutated KRAS, TP53 and EGFR pan-cancer
neoantigens as a key part of our commitment to advance clinical development for the treatment of patients whose solid tumors have driver mutations.

•
Advancing our third generation CD19 CAR
+
 T program.
 We believe our CD19 CAR
+
 T therapies may help address the manufacturing and economic challenges of other CAR
+
 T programs. Our CAR
+
T program targeting CD19 on malignant B cells was initially developed in collaboration with MD Anderson in the United States and will be increasingly led by Eden BioCell in Greater China.

•
Executing on the clinical trials of our Controlled IL-12 platform as both a monotherapy and in combination with immune checkpoint inhibitors.
In our clinical trials, we have observed that Controlled IL-12 increases T cell activity in the tumor microenvironment in patients with rGBM and we will continue exploring partnership opportunities to continue developing Controlled IL-12 in GBM and other tumor types.

•
Delivering shareholder value through strategic business development and disciplined prioritization of our capital resources.
As our programs advance to trials with potentially higher investment required, we will prioritize across our programs to ensure our capital resources are deployed in the optimal manner. In addition, where appropriate, we will seek and execute value-delivering partnerships with other companies. Partnerships are also a potentially important source of technology and innovation. We will seek scientifically focused collaborations that can further enhance our in-house
capabilities and technologies.

SLEEPING BEAUTY PLATFORM TECHNOLOGY
We
are pursuing non-viral genetic engineering
technologies to develop two distinct therapies: addressing solid tumors via novel neoantigen-specific TCR
+
 T therapies and addressing hematological cancers via CD19-specific CAR
+
 T therapies. The platform we have licensed from MD Anderson uses the
 Sleeping Beauty
non-viral
genetic modification system to generate and characterize both TCR and CAR designs in T cells.

Limitations of Existing Approaches to Manufacturing T Cell Therapies
In recent years, companies have begun developing and commercializing therapies that include T cells engineered specifically for each patient, utilizing a viral vector. Manufacturing such products is typically undertaken at a centralized facility. The production time varies and typically takes many weeks with additional time needed for quality control. Manufacturing based on viral technology to express TCR or CAR has many challenges:

•
Scalability
. The requirement to be able to timely express a multitude of TCRs, whether to neoantigens unique to patients or neoantigens shared between patients, will be a challenge when the choice of gene transfer for TCR is based on virus.

•
Time to manufacture
. The need to propagate (numerically expand) T cells requires the product be in culture in compliance with current good manufacturing practice (cGMP) during which the intended recipient may be unable to receive the genetically modified T cells.

•	Expense of production . The need to generate virus and the production time with the associated logistical complications increase the cost of manufacturing the genetically modified T cells.

•
Required lymphodepletion
. The infusion of T cells that have been propagated
 ex vivo
, or outside the body, tends to make them dependent on cytokines to survive and thrive after infusion. This requirement has resulted in the use of chemotherapy and other approaches of immunosuppression to “free up”
pro-survival
cytokines, such as naturally occurring
(endogenous) IL-15, in
the recipient prior to the administration of T cells. Lymphodepletion facilitates the sustained persistence of genetically modified T cells in the patient, but it exposes the patient to medical complications, raises expense, and limits the ability of the technology to be scaled as the administration of chemotherapy requires specialized centers.

•
Toxicity
. Infusing large numbers of T cells recognizing a single antigen, such as CD19, commonly places the recipient at risk from the synchronous activation of these T cells resulting in cytokine release syndrome and other associated toxicities, which can be severe and life threatening.

We believe these disadvantages will slow the development of clinically-effective and commercially-viable TCR therapies and continue to limit the long-term commercial potential of currently available CAR-T therapies.
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
We use the
 Sleeping Beauty
 system to express TCRs that target patients’ neoantigens as well as CARs that enable a T cell to recognize specific proteins or antigens that are present on the surface of other cells. Our RPM technology is used in our third generation CAR
+
 T therapy, which uses the
 Sleeping Beauty
 system
to co-express our
proprietary mbIL15 and a kill switch along with the CAR, and we may elect to incorporate our mbIL15 technology in our TCR therapies in the future. Interleukin
15 (IL-15) may
have a variety of beneficial effects as it is considered
a pro-survival cytokine
that promotes survival of T cells.
Our pre-clinical data
suggest that incorporating mbIL15 into TCR and CAR
+
 T therapies enhances
 in vivo
 persistence of the TCR and CAR
+
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

•
Shortened manufacturing.
 We expect the T cell manufacturing process with
 Sleeping Beauty
 to significantly reduce virus-based manufacturing times. In the clinical setting, the time to administration of
Sleeping Beauty
-modified CAR
+
T cells expressing mbIL15 and a kill switch has been shortened to two days or less from gene transfer, including time to release the product for infusion. This reduction in time is primarily achieved through the elimination of in vitro
 T cell activation and propagation which avoids the need to culture T cells, which can take between approximately two and four weeks.

•
Customizable therapies.
 Our
 Sleeping Beauty
 platform may allow us to manufacture more customizable therapies. This enables a library of TCRs to be assembled and used that recognize diverse mutations within shared neoantigens and address a multitude of human leukocyte antigen, or HLA types. This enables personalized TCR-T therapies against unique, and potentially multiple, private neoantigens.

•
Potential improved safety profile.
 We expect that including mbIL15 will enable the T cells in our TCR
+
 T or CAR
+
 T therapies to engraft from low starting (infusion) numbers. We believe this reduced T cell dose may reduce the side effects caused by cytokine release syndrome, which is often experienced by patients receiving larger infusions of TCR
+
 T or CAR
+
 T cells.

•
Potential to avoid lymphodepletion.
 The addition of our proprietary mbIL15 may enable the administration of TCR- or CAR-expressing “younger”
T cells with an ability to be long-lived after infusion. The ability of TCR or CAR
+
 T cells to signal via mbIL15 increases TCR or CAR persistence and has the potential to eliminate lymphodepletion as the T cells rely on their own source of this pro-survival cytokine
rather than scavenging endogenous
soluble IL-15 from
the recipient.

SLEEPING BEAUTY TCR PROGRAM
Background
Each T cell has a unique alpha/beta TCR and an ability to rapidly increase in numbers when the TCR interrogates a target and detects a threat. A TCR can recognize cancer cells as a threat as the receptor docks with a specialized set of molecules on the cancer cell surface called the HLA system, which is also referred to as the major histocompatibility complex, or MHC. The HLA system reveals the health of a cell based on the loading of peptides (processed protein), which then await examination by unique TCRs on populations of T cells. Two types of HLA molecules, Class I and Class II, are interrogated by TCRs on T cells. Class I molecules activate CD8
+
 T cells which have evolved an ability to be efficient killers. Class II molecules activate CD4
+
 T cells which help coordinate an efficient immune response. In each person, there are both many different TCR structures and many different HLA structures. TCRs within each person are adapted to work with their own HLA structures or alleles. For a T cell to recognize and destroy a tumor cell, the TCR must recognize the foreign antigen in the context of HLA and then be activated to deepen the engagement to kill the cell. This is different from CARs, which directly recognize antigens, such as CD19, such as on the surface of malignant B cells, without the need for presentation by HLA.
Genes in cancer cells can lead to the production of proteins, which are then processed by the cell into protein fragments known as peptides. When these peptides are presented to T cells by HLA, by either tumor cells or antigen presenting cells, and they result in T cell activation, they are known as antigens. When these immunogenic peptides are derived from proteins which are in turn expressed from genes that are mutated only in tumor cells (for example, within the cancer genome and not encoded in the germline), they are known as neoantigens. Tumor cells presenting neoantigens via HLA are targets for T cells. T cells can recognize and kill neoantigen-presenting cancer cells and effect a positive feedback loop to heighten the immune response.
In general, the immune system avoids targeting the body’s own healthy cells principally through processes known as immune tolerance by which T cells do not respond to HLA containing peptides from normal proteins and therefore avoid targeting healthy cells for destruction. The recognition by the TCR of peptide presented by the HLA system is a vital immune mechanism that allows the body both to respond against foreign threats, including cancer, as well as to avoid targeting the body’s own healthy cells.

Tumors utilize a variety of strategies to evade and suppress the host immune system. This renders T cells residing within the tumor, referred to as tumor-infiltrating lymphocytes, or TIL, ineffective and, despite expressing tumor-specific TCRs, unable to recycle their effector functions to eliminate tumor. To overcome immune suppression, “young” T cells are likely needed, such as those found in the peripheral blood. However, these circulating T cells do not typically express tumor-specific TCRs in adequate numbers. We seek to address this problem by genetically modifying peripheral blood-derived T cells to express TCRs with specificity to tumor-derived antigens, especially neoantigens, and propagating them to sufficient numbers prior to administration.
Neoantigens are encoded by tumor-specific mutated genes that are often unique to each patient. Targeting these neoantigens requires TCRs that are generated on a patient-by-patient basis.
During cancer initiation and progression, tumor cells acquire mutations in naturally occurring genes that are responsible for transformation, known as driver mutations. Some of these driver mutations occur in “hotspots” and are a class of mutations shared between tumor types and between individuals. Since driver mutations can be anticipated, it is possible to prepare TCRs in a library in advance of a patient’s need.
Our Approach to Targeting Neoantigens
Using our
 Sleeping Beauty
 non-viral platform, we are developing TCR
+
 T therapies to target solid tumors. Our TCR program designs and manufactures T cells that are intended to target tumor-specific neoantigens, thereby delivering personalized therapy that can attack an individual patient’s cancer.
To be successful, genetically modified T cells targeting one or more neoantigens will likely need to address the fact that (1) among a population of patients, not all tumors express the targeted neoantigen, referred to as inter-tumor heterogeneity, and (2) within a single patient, not all tumor cells express the targeted antigen, referred to as intra-tumor heterogeneity. Inter-tumor heterogeneity limits the number of recipients that are eligible to receive a treatment and intra-tumor heterogeneity creates the risk of antigen-escape variants, increasing the likelihood of cancer relapse. As a result, we believe companies developing T cell therapies targeting neoantigens must address both inter- and intra-tumor heterogeneity. The
 Sleeping Beauty
 system uses DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis,
which helps address inter-tumor heterogeneity, and to express more than one TCR for each patient and/or to target driver mutations, which helps address intra-tumor heterogeneity.
The genetic modification using the
 Sleeping Beauty
 system of recipient-derived products enables us to target neoantigens in two ways, which we refer to as our Library TCR-T Approach and as our Personalized TCR-T Approach. We believe we are the only company that is using non-viral
gene transfer to develop both personalized TCR
+
 T therapies and TCR
+
 T therapies from a library of TCRs derived from internal research and third parties. We believe using the
 Sleeping Beauty
 system to
scale TCR-T to
infuse multiple products per patient and develop a library of TCRs to facilitate the recruitment of patients is a competitive advantage.
Library TCR-T Approach
Our Library TCR-T Approach is based on the finding that subsets of neoantigens are shared between patients and between classes of tumors. These neoantigens can be considered as “drivers” for tumor formation. These neoantigens are referred to as “hotspots” and their presence allows us to potentially administer TCR+ T cells expressing TCRs from a library derived from internal research and third parties. The advantage of the Library TCR-T Approach is that subsets of patients with solid tumors may be rapidly treated based on screening them for targeted neoantigens (e.g., KRAS, TP53), identifying patient HLA, and matching these two data sets to the TCRs in the library. Once a match has been identified, the TCR is introduced into peripheral blood-derived T cells using the Sleeping Beauty system, propagated to clinically sufficient numbers and then infused into the patient. We have in-licensed from the NCI multiple allogeneic TCRs derived from third parties that are reactive to mutated KRAS, TP53 and EGFR in hotspots and we plan to expand our TCR library as part of our commitment to advance clinical development for the treatment of patients whose solid tumors have driver mutations.

Personalized TCR-T Approach
Most neoantigens are unique to each patient’s tumor. We plan to address this uniqueness in our Personalized TCR-T Approach by infusing TCR
+
 T cells expressing recipient-derived TCRs. There are three essential steps in creating a T cell therapy targeting personalized neoantigens:

1.
Detecting and prioritizing neoantigens
. Detecting a patient’s unique set of neoantigens usually requires one or more samples of the patient’s malignant tissue(s) and sampling of normal cells, followed by sequencing to reveal a catalog of candidate neoantigens that are found in the tumor cells, but not in normal cells. Bioinformatics can be used to identify and prioritize the candidate neoantigens that are attractive targets.

2.
Detecting and prioritizing TCRs
. Only a subset of candidate sequence changes are neoantigens as defined by their ability to stimulate a T cell response and thus are characterized as antigens. Validating targets requires the presentation of candidate neoantigens via HLA with T cells to be co-cultured with
antigen presenting cells to efficiently identify the reactive T cells. One or more of the TCRs from individual reactive T cells are then sequenced. The TCRs are typically sequenced from TIL responding to the targeted neoantigens.

3.
Manufacturing TCR
+
 T cells
. The sequences of one or more TCRs recognizing one or more neoantigens are placed into DNA plasmids as
 Sleeping Beauty
 transposons. These DNA plasmids are inserted into T cells derived from peripheral blood using a process called electroporation. T cells stably expressing the introduced TCR(s) are then propagated to produce the TCR
+
 T cells in clinically-sufficient numbers before they are released for administration into a patient.

The process for the production and infusion of
 Sleeping Beauty
 TCR-modified T cells
for our Library TCR-T Approach and Personalized TCR-T Approach is based on the electro-transfer of DNA plasmids coding for TCR(s) recognizing one or more neoantigens into T cells derived from a patient’s peripheral blood. Following electroporation, the genetically modified T cells are propagated prior to infusion. We believe the use of T cells from peripheral blood as the source of effector cells, rather than TIL, will improve the T cell’s ability to kill tumor cells because these circulating lymphocytes are generally “young” and can proliferate and survive in vivo
 to sustain anti-tumor effects.
Infrastructure and Capabilities
During 2020, we made significant progress building critical manufacturing infrastructure, hiring personnel and adding R&D capabilities to support our clinical activities. We completed a buildout of our laboratory and office space on MD Anderson’s campus which will support our internal research and development activities. We have begun construction of both a sequencing core laboratory as well as a pilot clinical production unit, or pilot CPU, for GMP cell therapy manufacturing. We expect the pilot CPU will be operational by the end of 2021 and will be used to manufacture a portion of the
TCR-T
therapies for our clinical trials.
We have also established processes
in-house
for neoantigen identification, TCR hunting, and
TCR-T
manufacturing process development. These processes will continue to be optimized to increase efficiencies, utilize new powerful technologies, and reduce time to treatment for the patient.
Clinical Development of TCR-T Program
We believe
that a non-viral platform represents
the most commercially feasible way of manufacturing neoantigen therapies due to the obstacles presented by inter-tumor heterogeneity and intra-tumor heterogeneity.
We are conducting a Phase 1/2 clinical trial to evaluate our Library TCR-T Approach. The FDA cleared our company-sponsored IND in February 2021 and we have selected MD Anderson as the initial clinical site for this trial. Our library of TCRs will be tested for the treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. We expect to begin dosing patients in this trial in the second half of 2021. The primary objective of the Phase 1 portion of the clinical trial is to evaluate the safety and tolerance of the cell therapy product.
We anticipate adding new TCRs to the library and clinical program as they are qualified by our laboratory.
In 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of adoptive cell transfer-based immunotherapies to treat solid tumors under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI. Under our CRADA, the NCI will perform clinical evaluations of
 Sleeping Beauty
-engineered T cells to express TCRs that are typically reactive against unique neoantigens to mediate cancer regression in patients with refractory solid tumors for several tumor types, including gastrointestinal and genitourinary, breast, ovarian, non-small cell lung
cancer and glioblastoma. We anticipate that patients will receive populations of T cells genetically modified to express more than one TCR so that more than one neoantigen can be targeted in the patient. We expect infusing multiple TCRs per patient will reduce the probability of leaving some cancer cells unaddressed, lowering the risk of cancer relapse. The primary objective of the clinical trial is to evaluate tumor response rate with the secondary objective to evaluate the safety and tolerability of the therapy. The FDA has cleared the IND application submitted by the NCI for this Personalized TCR-T clinical trial and the trial was initiated in 2019. However, enrollment in this clinical trial has been temporarily suspended due to issues internal to the NCI and unrelated to our technology. The progress and timeline for this trial, including the timeline for dosing patients, are under the control of the NCI.
Solid Tumor Malignancy Prevalence
Cancer is the second most common cause of death in the United States, accounting for nearly one of every four deaths. Approximately 1,806,590 new cancer cases were expected to be diagnosed, and 606,520 cancer deaths expected to occur, in the United States in 2020 according to the American Cancer Society. Of these, the majority were caused by solid tumors. Invasive cancer, such as malignancies of epithelial tissue represent 80% to 90% of cancer cases according to the Surveillance, Epidemiology, and End Results Program of the NCI. These diseases include colorectal, lung, ovarian, skin, bladder, head and neck cancers, among others.
SLEEPING BEAUTY CAR
+
 T PROGRAM
Background
We are developing CAR
+
 T cell therapies targeting CD19 for hematologic malignancies using our
 Sleeping Beauty
 platform. Our CAR
+
 T program is focused on (1) shortening the time the patient must wait for treatment with engineered T cells, (2) increasing the access of medical centers to deliver, and patients to receive, this therapy, and (3) providing safe and efficacious T cell therapies to patients.
CARs are engineered molecules that, when present on the surface of a T cell, enable the T cell to directly recognize specific proteins or antigens that are present on the surface of other cells. CAR
+
 T cell therapies are manufactured individually for the recipient’s use by modifying T cells outside the body, causing the T cells to stably express CARs. Our CAR
+
 T program is focused on CD19, which is a protein expressed on the cell surface of B cells and a validated target for B cell driven hematological malignancies.
Autologous anti-CD19 CAR
+
 T cell therapies have been approved by the FDA for the treatment of relapsed/refractory (R/R) B-cell lymphomas (Kymriah
®
,Yescarta
®
, and Breyanzi
®
). These approaches have been successful in helping patients fight CD19-positive cancers, resulting in significant remission rates.
We believe our
 Sleeping Beauty
 CAR
+
 T therapy could offer distinct advantages to the approach used by currently commercially available CAR
+
T cell companies. In particular, the ability of the DNA plasmids from the
 Sleeping Beauty
 system under our RPM approach to integrate into resting T cells from peripheral blood,

coupled with expression of mbIL15 and CAR, will enable infused T cells to propagate within the patient to target leukemias and lymphoma, thereby avoiding the need to numerically expand T cells for weeks in bioreactors before administration. The reduced cost associated with using DNA plasmids, instead of virus and avoiding lengthy ex vivo
 manufacturing provides a solution to the cost and complexity of the current approach to manufacturing CAR
+
 T cells.
Clinical Development of CAR
+
 T
In the preclinical setting, the time to manufacture and administer Sleeping Beauty-modified CAR
+
T cells expressing mbIL15 has been reduced to two days or less from gene transfer. This includes time to release the product. This very rapid manufacturing process may deliver genetically modified T cells with superior therapeutic potential in vivo. Preclinical studies of our third generation Sleeping Beauty CAR
+
T cells, presented at the 2017 Annual Meeting of ASH, demonstrated that a single dose of T cells co-expressing a CD19-specific CAR, mbIL15, and kill switch resulted in sustained in vivo persistence that produced potent anti-tumor effects and superior leukemia-free survival in mice.
In conjunction with TriArm Therapeutics, Ltd., or TriArm, we launched Eden BioCell to lead clinical development and commercialization of Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell is focused on advancing our RPM technology using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas.
In the fourth quarter of 2020, the Taiwan FDA cleared the IND for a Phase 1 trial to evaluate the CAR-T CD19 RPM therapy in patients with relapsed CD19+ leukemias and lymphomas. This trial will be conducted at the National Taiwan University Hospital and will enroll up to 24 patients, with the goal of infusing 16 patients. The primary endpoint of the trial will be to evaluate the safety and tolerability of autologous CD19-specific T cells manufactured using the RPM technology. We expect patients will be enrolled in this trial in the first half of 2021.
We have advanced our CAR+ T technology in the United States in collaboration with MD Anderson in a Phase 1 clinical trial infusing CD19-specific CAR+ T therapies manufactured using our RPM technology. In this trial, we plan to infuse donor-derived T cells after allogeneic BMT for recipients who have relapsed with CD19+ leukemias and lymphomas. We announced the FDA cleared the IND application submitted by MD Anderson for this clinical trial in 2019 and MD Anderson initiated the trial in the first half of 2020. Patients have entered the study and corresponding donor cells have been collected. These patients are expected to be dosed upon progression of their cancer.
Hematologic Tumor Malignancy Prevalence
According to the Leukemia and Lymphoma Society, an estimated 178,520 people are expected to be diagnosed with leukemia, lymphoma, or myeloma in 2020. New diagnoses for such hematologic malignancies in the United States represented approximately 10% of the new cancer cases in the United States in 2020.
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
The conditional
expression of hIL-12 is modulated
with the RheoSwitch Therapeutic System
®
 (RTS
®
) by the small molecule veledimex, an activator ligand orally administered that has been shown to cross the blood-brain barrier.

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
Recombinant IL-12 has been
shown to be biologically active as, for example, it can stimulate production of the body’s own interferon-gamma, or IFN-
g
. IL-12 is a potent pro-inflammatory cytokine capable
of reversing immune escape mechanisms and improving the function of tumor fighting natural killer, or NK, cells and T cells.
Controlled IL-12 has been
shown to biologically turn “cold tumors hot.” In our clinical trials, we have seen deep and sustained infiltration of activated T cells (i.e., “hot” tumors) where previously there had been very little T cell infiltration (i.e., “cold” tumors). Data from repeat biopsies obtained four to six months following administration of
Ad-RTS-hIL-12
plus veledimex has shown an increased and sustained infiltration of activated T cells producing IFN-
g
within the brain-tumor lesion as reported in
 Science Translation Medicine
. Data from our Phase 1 monotherapy clinical trial provided compelling evidence from biopsies, taken more than four months after administration of Ad-RTS-hIL-12 plus veledimex,
demonstrating that Controlled
IL-12
causes a sustained influx of activated killer (CD8
+
) T cells into brain tumors. These data also show upregulated expression of
PD-1/PDL-1
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
Recurrent glioblastoma is an aggressive cancer with one of
the lowest 3-year survival rates,
at 3%, among all cancers. For patients who have experienced multiple recurrences, the prognosis is particularly poor, with an overall survival of six to seven months, while overall survival in patients who have failed temozolomide and bevacizumab, or equivalent salvage chemotherapy, is approximately three to five months.
Clinical Development Ad-RTS-IL-12 plus Veledimex
for Adult rGBM (Monotherapy and in Combination)
We previously conducted a Phase 1 clinical trial of patients with rGBM, referred to as the Main Study, in patients with rGBM. The primary objective of the trial is to determine the safety and tolerability of a single intra-tumoral Ad-RTS-hIL-12 injection activated
upon dosing with oral veledimex. Secondary objectives are to determine the maximum tolerated dose, the immune responses elicited, and assessment of biologic response.
A subset of patients in the Main Study (n=6) with unifocal disease who received single administration of
Ad-RTS-hIL-12
with 20 mg daily dosing (15 total planned doses) of veledimex along with low-dose
steroids, achieved 17.8 months median overall survival, or mOS. Based on this result, we enrolled 36 subjects in a substudy, referred to as the Expansion Substudy, designed to encourage use of low-dose
steroids and 20 mg veledimex to further understand the potential of Controlled
IL-12
as a monotherapy.

We are conducting a Phase 1 clinical trial to evaluate
Ad-RTS-hIL-12
plus veledimex in combination with Bristol-Myers Squibb Company’s OPDIVO
®
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
In November 2018, we announced our entry into a clinical supply agreement with Regeneron to evaluate
Ad-RTS-hIL-12
plus veledimex in combination
with Regeneron’s PD-1 antibody Libtayo
®
 (cemiplimab-rwlc) to treat patients with rGBM. Libtayo has been approved in the United States for the treatment of patients with metastatic cutaneous squamous cell carcinoma, or CSCC, or locally advanced CSCC who are not candidates for curative surgery or curative radiation. This multi-center, open-label, single-arm trial
includes 36 patients and is fully enrolled, with the primary endpoints being safety and efficacy. Patients with rGBM scheduled for resection who have not been treated previously with inhibitors of immune-checkpoint pathways received Ad-RTS-hIL-12 intratumorally
at the time of surgical resection plus a dose of veledimex (20mg), daily for 14 days. Patients will receive cemiplimab intravenously (350 mg) every three weeks until documented progression or withdrawal from the clinical trial.
We provided interim updates for these trials at the 2020 American Society of Clinical Oncology (ASCO) Annual (Virtual) and 2020 Society for Neuro-Oncology (SNO) Annual Meeting, where we announced that:

•
Subjects receiving Ad (Day 0, craniotomy) and 20 mg (Days 0 to 14) veledimex with unifocal disease (“Main” and “Expansion” n=20) administered low-dose
corticosteroids showed mOS of 16.2 months (mean
follow-up
of 14.1 months);

•
Subjects receiving Ad (Day 0, craniotomy) and 10 mg (Days 0 to 14) veledimex with 1 mg/kg or 3 mg/kg of nivolumab (n=6; 83% unifocal, 67% low dose steroids) showed mOS 16.9 months with mOS among all subjects (across both 10 mg and 20 mg veledimex dosing, n=21) of 9.8 months;

•
Subjects receiving Ad (Day 0, craniotomy) and 20 mg (Days 0 to 14) veledimex with 350 mg/kg of cemiplimab have a mean a follow-up
time of 6.5 months with mOS that has not been reached as of the data cut-off date;

•	Most patients received low dose steroids, defined as <= 20 mg cumulative dosing of dexamethasone during veledimex administration;

•	Serial MRIs show partial responses in each study (6 partial responses reported as of the data cut-off date); and

•
Adverse reactions (in monotherapy and in combination) remained consistent with previously reported results, being predictable and promptly reversible upon discontinuation of veledimex, and there were no drug-related deaths reported as of the data cut-off date.

Monotherapy:
Clinical Development Ad-RTS-IL-12 plus Veledimex
for Pediatric Brain Tumors
In July 2020, we announced the first patient had been dosed in a Phase 1/2 clinical trial evaluating
Ad-RTS-hIL-12
plus veledimex for the treatment of DIPG. We provided an interim update for this trial at the 2020 SNO Annual Meeting where we announced that:

•	Controlled IL-12 monotherapy was well-tolerated at the initial dose level (10 mg/day veledimex, BSA adjusted);

•	Adverse Events (AEs) were similar to adult and older pediatric supratentorial brain tumor subjects in being mild to moderate and predominantly reversible upon withholding of veledimex doses; and

•	Survival of the first subject dosed was within the historical reference range.
Future Development of Controlled
IL-12
Program
As each of our programs progresses to clinical development, we strategically prioritize our portfolio to ensure our resources and capital are deployed in the optimal manner. With the clearance of the IND for our Ziopharm-sponsored TCR-T clinical trial and the IND for the Eden BioCell-sponsored CAR-T clinical trial, we have elected to allocate an increasing amount of our resources and capital to our Sleeping Beauty TCR program. As a result, we expect to reduce the amount of resources and capital allocated to our Controlled
IL-12
program in 2021 and continue to explore partnership opportunities for this program to support its further development. In connection with this reduction in spend, we are evaluating potential changes to data collection of long term follow up and reducing other activities.
License Agreements, Intellectual Property and Other Agreements
Our goal is to obtain, maintain, and enforce patent protection for our products, formulations, processes, methods, and other proprietary technologies to preserve our trade secrets and other confidential information and to operate without infringing the proprietary rights of other parties. Our policy is to actively seek the strongest possible intellectual property protection for our product candidates through a combination of contractual arrangements and patents, both in the United States and abroad.
Exclusive License Agreement with PGEN Therapeutics
On October 5, 2018, we entered into an exclusive license agreement, or the License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. As between us and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between us and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between us, Precigen and ARES TRADING S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between us, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between us, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.
Pursuant to the terms of the License Agreement, we have exclusive, worldwide rights to research, develop and commercialize (i) products utilizing Precigen’s RheoSwitch
®
gene switch, or RTS, for the treatment of cancer, referred to as
IL-12
Products, (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) a second target for the treatment of cancer, subject to certain obligations to pursue such target under the Ares Trading Agreement, and (iii) TCR products designed for neoantigens for the treatment of cancer. Under the License Agreement, we also have exclusive, worldwide rights for certain patents relating to the
Sleeping Beauty
technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.
We will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. We are required to use commercially reasonable efforts to develop and commercialize
IL-12
products, CD19 products and TCR Products.

In consideration of the licenses and other rights granted by PGEN, we will pay PGEN an annual license fee of $100 thousand and we have agreed to reimburse PGEN for certain historical costs of the licensed programs up to $1.0 million, which was fully paid during the year ending December 31, 2019.
We will make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we will pay PGEN tiered royalties ranging from low-single
digit to high-single digit on the net sales derived from the sales of any approved
IL-12
products and CAR products. We will also pay PGEN royalties ranging from low-single
digit to
mid-single
digit on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We will also pay PGEN 20% of any sublicensing income received by us relating to the licensed products. We are responsible for all development costs associated with each of the licensed products.
PGEN will pay us royalties ranging from
low-single
digits to
mid-single
digits on the net sales derived from the sale of PGEN’s CAR products, up to a maximum royalty amount of $50.0 million.
In consideration of our entry into the License Agreement, Precigen has forfeited and returned to us all shares of our Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement.
In October 2020, we entered into an amendment to the License Agreement relating to the transfer of certain materials and PGEN’s obligations to provide transition assistance relating to the
IL-12
products.
We determined that this transaction represented a capital transaction between related parties. We fair valued the preferred stock and the derivative liability on the date of the transaction, noting a total fair value of $163.3 million. The relinquishment of our obligation under the Ares Trading Agreement was also considered part of the overall capital transaction. We recognized an additional credit to accumulated deficit of $49.5 million as a result of the relief of the obligation under the Ares Trading Agreement. The total amount of the settlement was $212.8 million.
We incurred approximately $7.4 million of transaction advisory costs with third-party vendors, of which $5.4 million was considered a direct cost associated with the Series 1 preferred stock extinguishment and is also included as part of the consideration transferred. The remaining $2.0 million of transaction costs were recognized as an expense during the year ended December 31, 2018.
We recognized a net credit to accumulated deficit of $207.3 million, calculated as the difference in the carrying value of the Series 1 preferred stock, derivative liability, and contract liability, and the consideration transferred of $5.4 million, in connection with the transaction. This amount is included in net income available to common shareholders in the calculation of earnings per share.
License Agreement and 2015 Research and Development Agreement—The University of Texas MD Anderson Cancer Center
On January 13, 2015, we, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, we, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR
T-cell
therapies,
non-viral
gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who served as our Chief Executive Officer from May 2015 to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson.
On August 17, 2015, we, Precigen and MD Anderson entered into the Research and Development Agreement, or the 2015 R&D Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs. The rights and obligations of Precigen under the 2015 R&D Agreement were assigned to us pursuant to the Fourth Amendment to Research and Development Agreement which was entered into on September 18, 2019 (the “Fourth Amendment”) with an effective date of October 5, 2018. The activities under the 2015 R&D Agreement are directed by a joint steering committee comprised of two members from our company and one member from MD Anderson.
As provided under the MD Anderson License, we provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, we entered into an amendment to the 2015 R&D Agreement extending its term until April 15, 2021. During the year ended December 31, 2019, we made no payments to MD Anderson compared to $2.7 million during the year ended December 31, 2018. The decrease in cash paid to MD Anderson during the year ended December 31, 2019 as compared to the same period in the prior year is a result of the final quarterly payment being made to MD Anderson in January 2018 and the result of approved expenditures incurred by us being deducted from the January 2018 quarterly payment. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $8.1 million, which is included in other current assets on our balance sheet at December 31, 2020.
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
2019 Research and Development Agreement—The University of Texas MD Anderson Cancer Center
On October 22, 2019, we entered into the 2019 Research and Development Agreement, or the 2019 R&D Agreement, with MD Anderson pursuant to which the parties agreed to collaborate with respect to the TCR program. Under the 2019 R&D Agreement, the parties will, among other things, collaborate on programs to expand our TCR library and conduct clinical trials. The activities under the 2019 R&D Agreement are directed by a joint steering committee comprised of two members from our company and one member from MD Anderson.
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
Under the 2019 R&D Agreement, we agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, we will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. We are required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of our TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. We also agreed to sell our TCR products to MD Anderson at preferential prices and will sell our TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of our TCR products.
The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.
In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, we issued MD Anderson a warrant to purchase 3,333,333 shares of our common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. As of December 31, 2020, none of the milestones have been met.
The MD Anderson Warrant and the shares of our common stock to be issued upon exercise of the MD Anderson Warrant have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
License Agreement with the National Cancer Institute
On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. Pursuant to the Patent License, we hold an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood
T-cell
therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, p53 and EGFR neoantigens. In addition, pursuant to the Patent License, we hold an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood
T-cell
therapy products engineered by
non-viral
gene transfer to express TCRs, as well as a
non-exclusive,
worldwide license to certain additional manufacturing technologies. On January 8, 2020 and September 28, 2020, we amended the Patent License to expand the TCR library licensed from the NCI to include additional TCRs reactive to mutated KRAS and TP53 neoantigens.
Pursuant to the terms of the Patent License, we are required to pay the NCI a cash payment in the aggregate amount of $1.5 million payable in $0.5 million installments within sixty days, six-months,
and the twelve-month anniversary of the effective date of the agreement for the Patent License. We also reimbursed the NCI for past patent expenses in the aggregate amount of approximately $46 thousand. Under the amendment to the patent license signed in January 2020, we agreed to pay the NCI a cash payment of $600,000 within sixty days of the amendment and under the amendment to the patent license signed in September 2020, we agreed to pay the NCI a cash payment of $411,000 within sixty days of the amendment.
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
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute
On January 10, 2017, we announced the signing of the CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the
Sleeping Beauty
transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with our researchers and PGEN researchers. During the year ended December 31, 2020 and 2019, the Company made payments of $2.5 million, each year. In February of 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program.
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
Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the
“
Risk Related to Our Intellectual Property
”
section for further information about certain risks and uncertainties that may affect our patent position and proprietary rights.
Additional information as of December 31, 2019 about material patents and other proprietary rights covering our product candidates is set forth below.
TCR
+
T and CAR
+
T
In January 2015, we in-licensed from MD Anderson a technology portfolio that includes intellectual property directed to certain non-viral
Sleeping Beauty
technology as well as TCR
+
T and CAR
+
T cell therapy and bioprocessing technology. Under the terms of the agreement, we have an exclusive license to certain of the intellectual property technology, a co-exclusive license to certain of the intellectual property technology and a non-exclusive license to certain of the intellectual property technology. Our rights to the MD Anderson intellectual property flow to us via our agreement with PGEN.
In May 2019, we in-licensed from NCI a technology portfolio that includes intellectual property directed to certain TCR
+
T cell therapy and manufacturing technology. Under the terms of the agreement, we hold an exclusive, worldwide license to certain intellectual property to develop, manufacture and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, we hold an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1
. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target disease or condition.

•
Phase 2
. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•
Phase 3
. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population, generally at geographically dispersed clinical trial sites. These clinical trials are intended to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk to benefit profile of the product and to provide an adequate basis for product labeling.

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
Health Care Laws Governing Interactions with Healthcare Providers
Healthcare providers, and third-party payors in the United States play a primary role in the recommendation and prescription of drug products. Arrangements with healthcare providers, third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws, including false claims, privacy and security, price reporting, and physician sunshine laws or regulations. Some of our pre-commercial
activities are subject to some of these laws. . The applicable federal, state and foreign healthcare laws and regulations laws that may affect a pharmaceutical manufacture’s ability to operate include, but are not limited to:

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates as well as their covered subcontractors;

•
Requirements to report annually to the Centers for Medicare & Medicaid Services, or CMS certain financial arrangements with physicians and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
There have been executive, legal and political challenges to certain aspects of the ACA. For Example, President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale
discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. In November 2019, CMS issued a final rule finalizing the changes to the Medicare Quality Payment Program.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
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
Our genetically engineering
T-cell
programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Three such companies, Novartis International AG (Kymriah
®
),

Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta
®
) and Bristol-Myers Squibb Company (Breyanzi
®
), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Gracell Biotechnologies Inc., CARsgen Therapeutics Co. Ltd., Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Mustang Bio, Inc., Crispr Therapeutics AG, Precision Biosciences Inc., Protheragen Inc.and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.
Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral
gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, NantKwest, Inc., IN8bio, Inc., Fate Therapeutics Inc. and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Torque Therapeutics and Obsidian Therapeutics, Inc. We also face competition from non-cellbased
treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.
We are initially developing our Controlled
IL-12
platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in Phase 3 development for the treatment of glioblastoma, including, but not limited to, Cordgenics, LLC, Bayer AG, Kazia Therapeutics Limited, and Kintara Therapeutics, Inc. Several companies and institutions have product candidates currently in Phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc.
Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s
Depatus-M
(ABT-414)
and
DNA-2401,
a conditionally replicative adenovirus being evaluated in combination with pembrolizumab (KEYTRUDA
®
) for rGBM by DNATrix Inc. and Merck & Co., Inc. Duke University is enrolling a randomized Phase 2 clinical trial of oncolytic polio/rhinovirus recombinant (PVSRIPO) alone or in combination with lomustine in recurrent WHO Grade IV malignant glioma patients. Also, MedImmune, LLC/ AstraZeneca plc’s durvalumab was evaluated in a Phase 2 clinical trial in patients with rGBM.
Employees and Human Capital Resources
As of February 16, 2021, we had 103 full-time employees and 3 part-time employees, 80 of whom were engaged in research and development activities and 26 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees is good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
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
We have implemented work-from-home policies for many of our employees. The effects of our work-from-home policies and travel restrictions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
We depend on a worldwide supply chain to manufacture products used in our preclinical studies and clinical trials.
Quarantines, shelter-in-place and
similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or
other infectious diseases, could impact personnel at our own manufacturing facilities or third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain.
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
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2020, we had a net loss of $80.0 million, and, as of December 31, 2020, we have incurred approximately $764.1 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.
As of December 31, 2020, we have approximately $115.1 million of cash and cash equivalents. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2022 and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all.
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

Further, we may elect to prioritize one or more of our programs and reduce or eliminate our activities on our other programs to preserve our capital resources. Any decision to reduce or eliminate activities for a program may negatively impact the potential for the program, which could have a material adverse effect on our business. For instance, we expect to reduce the amount of resources and capital allocated to our Controlled
IL-12
program in 2021 and to actively explore partnership opportunities for the Controlled IL-12 program to support its continued development. In connection with this reduction in spend, we are evaluating potential changes to data collection of long term follow up and reducing other activities. Some of these changes to our planned Controlled
IL-12
program may impact the prospects and future development of this program, including our ability to pursue later stage development.
We need to raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.
Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds. The unpredictability of the capital markets may severely hinder our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. In addition, the ongoing
COVID-19
pandemic continues to disrupt the global financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding in the future. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Moreover, if we fail to advance one or more of our current product candidates into early or later-stage clinical trials, successfully commercialize one or more of our product candidates, or acquire new product candidates for development, we may have difficulty attracting investors that might otherwise be a source of additional financing.
In June 2019, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, or Jefferies, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission. During the year ended December 31, 2020, we issued and sold an aggregate of 2,814,673 shares of our common stock under the sales agreement for aggregate net proceeds of $13.0 million after deducting commissions and offering expenses of $0.4 million and may sell and issue approximately $80.9 million in additional shares under the sales agreement.
To the extent that we raise additional capital by issuing equity securities such as under our at-the-market program, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing that we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Furthermore, the ongoing impact of
COVID-19
on global financial markets could make the terms of any available financing less attractive to use and more dilutive to our existing shareholders. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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
Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of February 24, 2020, there were 214,667,023 shares of common stock outstanding and an additional 31,115,329 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though we have no immediate plans to issue additional shares of common stock, other than in connection with our 2020 Equity Incentive Plan, we may need additional shares for business and financial purposes in the future. For example, we will need additional shares of authorized common stock to raise capital to, among other things, fund our operations, conduct and/or complete clinical trials, continue our research and development activities, seek regulatory approval for our product candidates and commercialize our product candidates. In addition, we may wish to issue additional shares in connection with entering into future strategic relationships, or acquiring other businesses, therapeutics or product candidates. Furthermore, our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel, and the lack of available unissued shares may also have an adverse impact on our to provide appropriate equity incentives to employees, officers, directors, consultants and/or advisors. If we are unable to increase the total number of authorized shares available to us, our business development and financing opportunities may be limited, and stockholder value may be harmed.
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
The immuno-oncology effector platform in which we have acquired rights pursuant to our License Agreement with PGEN represents early-stage technology in the field of human oncology biotherapeutics, with
Ad-RTS-IL-12
plus veledimex having completed trials, in melanoma, breast cancer and rGBM. Similarly, our genetically modified and/ or non-modified
T-cell
candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, the NCI, and Eden BioCell, not by us. We plan to assume control of the overall clinical and regulatory development of our
T-cell
product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new INDs, or in filing INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.
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
Our genetically engineering
T-cell
programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Three such companies, Novartis International AG (Kymriah
®
), Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta
®
) and Bristol-Myers Squibb Company (Breyanzi®), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Gracell Biotechnologies Inc., CARsgen Therapeutics Co. Ltd., Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Exuma Biotech Corp., Mustang Bio, Inc., Crispr Therapeutics AG, Precision Biosciences Inc., Protheragen Inc. and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc. (in collaboration with Pfizer Inc.), Atara Biotherapeutics, Inc. and Cellectis SA (in collaboration with Servier) which may compete with our product candidates.
Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc, Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral
gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, NantKwest Inc., IN8bio, Inc., Fate Therapeutics Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Repertoire Immune Medicines and Obsidian Therapeutics, Inc. We also face competition from non-cell-
based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.
We are initially developing our Controlled
IL-12
platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in Phase 3 development for the treatment of glioblastoma, including, but not limited to, Cordgenics, LLC, Bayer AG, Kazia Therapeutics Limited, and Kintara Therapeutics, Inc. Several companies and institutions have product candidates currently in Phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari

Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc. Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s
Depatus-M
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
A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017 and amended in February 2019. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the
Sleeping Beauty
system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day
activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program. Further, in response to the
COVID-19
pandemic, the NCI has taken precautionary measures that have delayed the enrollment of the
TCR-T
clinical trial using the
Sleeping Beauty
system to express TCRs for the treatment of solid tumors. In addition, enrollment in this clinical trial has been temporarily suspended due to issues internal to NCI and unrelated to our technology. The progress and timeline, including the timeline for dosing patients, for this trial are under the control of the NCI.
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
We will need to attract, recruit and hire key executives and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
We have recently experienced significant turnover among our executive team and will need to attract and hire key executives to help lead our company. On February 25, 2021, our Board appointed Heidi Hagen, formerly our lead independent director, as our interim Chief Executive Officer and principal executive officer to replace Dr. Laurence J.N. Cooper. In December 2020, Satyavrat Shukla resigned from his position as our Chief Financial Officer. On February 17, 2021, we appointed Timothy Cunningham as our interim Chief Financial Officer and principal financial officer. We have commenced searches for a new Chief Executive Officer and Chief Financial Officer; however, the marketplace for attracting senior executives is competitive and identifying and hiring new executives may take several months or longer. Management transition is often difficult and inherently causes some loss of institutional knowledge. The departure of these executives or an extended delay finding replacements may adversely affect our business, financial condition, and results of operations. Our ability to execute our business strategies may also be adversely affected by the uncertainty associated with these transitions.
In addition, we may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
We are highly dependent on our principal scientific, regulatory, and medical advisors. The loss of any of our key personnel, could result in delays in product development, loss of key personnel or partnerships, and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.
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
We are currently focused on developing products in immuno-oncology that employ novel gene expression, control and cell technologies to deliver safe, effective and scalable cell- and viral-based therapies for the treatment of cancer. Due to the novelty of this technology, there can be no assurance that any development problems we experience in the future related to our immuno-oncology platforms will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience unanticipated problems or delays in expanding our manufacturing capacity or transferring our manufacturing process to commercial partners, which may prevent us from completing our clinical trials or commercializing our immuno-oncology product candidates on a timely or profitable basis, if at all.

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

•
Further third-party manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining materials for our product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the recent
COVID-19
pandemic.

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
We currently have no marketing, sales, or distribution capabilities. If, and when we become reasonably certain that we will be able to commercialize our current or future product candidates, we anticipate allocating resources to the marketing, sales and distribution of our proposed products in North America and in certain other countries; however, we cannot assure that we will be able to market, sell, and distribute our products successfully. Our future success also may depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities and to encourage the collaborator’s strategic interest in the products under development, and such collaborator’s ability to successfully market and sell any such products. Although we intend to pursue certain collaborative arrangements regarding the sale and marketing of certain of our product candidates, there are no assurances that we will be able to establish or maintain collaborative arrangements or, if we are able to do so, whether we would be able to conduct our own sales efforts. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house
sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product candidates in the United States or overseas.
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

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017,

Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. Further, the 2020 federal spending package permanently eliminated effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and effective January 1, 2021 also eliminated the health insurance tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.
There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. Further, the 2020 federal spending package permanently eliminated effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and effective January 1, 2021 also eliminated the health insurance tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. As a result, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals.
The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
It is possible that additional governmental action is taken in response to the COVID-19 pandemic.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, particularly in light of the new presidential administration, which may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or if we receive regulatory approval, commercialize our products.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•
Requirements under the Physician Payments Sunshine Act to report annually to CMS certain financial arrangements with physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, and physicians, as defined by such law and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.
In the ordinary course of our business, we, our contract research organizations and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. Additionally, despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. In addition, due to the COVID-19 pandemic, we have enabled many of our employees to work remotely, which may make us more vulnerable to cyberattacks. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed.
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
To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson and NCI, as well as with respect to the PGEN technology, including Ad-RTS-IL-12 plus veledimex. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, PGEN and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or PGEN may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or PGEN may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the patent license agreement with the NCI, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications or patents licensed to us. Although under the agreement, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all patent applications or patents licensed to us, we cannot guarantee that our comments will be solicited or followed. Under our License Agreement with PGEN, PGEN has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear any related costs incurred by it in regard to those actions. PGEN is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the agreement PGEN has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson, the NCI or PGEN, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, MD Anderson, the NCI and PGEN will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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
Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, resulting in a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In addition, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. As the USPTO continues to implement the Leahy-Smith Act, and as the federal courts have the opportunity to interpret the Leahy-Smith Act, the laws and regulations governing patents, and the rules regarding patent procurement could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents that we may be able to obtain or may result in the rejection of claims in our patent applications. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, our own earlier filed patents and applications or those of MD Anderson, NCI or PGEN may limit the scope of later patents we obtain or may result in the rejection of claims in our later filed patent applications. If third parties filed patent applications or obtained patents on technologies, compositions and methods of use that are related to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.
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
Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. A patent does not protect its owner from a claim of infringement of another owner’s patent. Therefore, our patent position cannot and does not provide any assurance that we are not infringing the patent rights of another.
The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties that cover compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from MD Anderson, NCI and PGEN is early-stage technology and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims to be valid and enforceable.
If a claim for patent infringement is asserted, there can be no assurance that the resolution of the claim would permit us to continue marketing the relevant product on commercially reasonable terms, if at all. We may not have sufficient resources to bring these actions to a successful conclusion. If we do not successfully defend any infringement actions to which we become a party or are unable to have infringed patents declared invalid or unenforceable, we may have to pay substantial monetary damages, which can be tripled if the infringement is deemed willful, or we may be required to discontinue or significantly delay commercialization and development of the affected products.
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
We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications under the MD Anderson License and our patent license agreement with the NCI as well as under our License Agreement with PGEN. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.
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
The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Price and volume fluctuations in the overall stock market;

•	Changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize cancer drugs in particular;

•	Market conditions or trends in our industry or the economy as a whole;

•	Preclinical studies or clinical trial results;

•	Public concern as to the safety of drugs developed by us or others;

•	The financial or operational projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

•	Government regulation;

•	FDA determinations on the approval of a product candidate BLA submission;

•	The sustainability of an active trading market for our common stock;

•	Future sales of our common stock by us, our executive officers, directors and significant stockholders;

•	Announcements of mergers or acquisition transactions;

•	Our inclusion or deletion from certain stock indices;

•	Developments in patent or other proprietary rights;

•	Changes in reimbursement policies;

•	Announcements of medical innovations or new products by our competitors;

•	Announcements of changes in our senior management or directors;

•	General economic, industry, political and market conditions, including, but not limited to, the ongoing impact of the COVID 19 pandemic;

•	Other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	Changes in accounting principles.
In addition, the stock market in general and our stock in particular from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, including in connection with the ongoing
COVID-19
pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Public debt and equity markets, and in particular the Nasdaq Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies.
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
Our business could be negatively affected as a result of the actions of activist stockholders.
Recently, we were engaged in a consent solicitation led by WaterMill Asset Management Corp. where two new directors were added to our Board. We could experience other stockholder activism in the future, including another consent solicitation or a proxy contest. Activist shareholders may advocate for certain governance and strategic changes at our company. In the event of stockholder activism, particularly with respect to matters which our Board, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, and customers.
In addition, if faced with a consent solicitation or proxy contest, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. If individuals are elected to our Board with a differing agenda, our ability to effectively and timely implement our strategic plan and create additional value for our stockholders may be adversely affected.
Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.
As of December 31, 2020, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 49.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.

We previously identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019, which we believe has been fully remediated. If we have inadequately remediated this material weakness, or we otherwise fail to develop, implement and maintain an effective system of internal controls in future periods, our ability to report our financial condition or results of operations could be adversely affected and may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.
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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness was related to the design and maintenance of effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record.
To remediate the material weakness described above and prevent similar deficiencies in the future, throughout 2020 we added additional controls and procedures, including: (i) implementation of monthly meeting between the finance and clinical departments to review accruals, material contracts, pre-authorized work and material pass-through costs, (ii) monthly contract meetings with the legal department to review the terms of material contracts, including leases, and (iii) engaging a third-party to perform an evaluation to ascertain whether the components of internal control were present and functioning throughout the year ended December 31, 2020.
During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2020.
If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of the Annual Report.
We cannot assure you that material weaknesses or material deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the related risk factor included in this Annual Report on Form 10-K.We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. In addition, we are providing in-house accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of expensing third party clinical trial costs. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

The Tax Cuts and Jobs Act, signed into law in 2017 could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law legislation, known as the Tax Cuts and Jobs Act of 2017, or Tax Act, that significantly revises the Code. The federal income tax law is referred to as the Tax Act, and contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The CARES Act, enacted in 2020, modified certain of these tax changes, and enacted other tax changes applicable to corporations. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act and the CARES Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. The impact of the Tax Act and the CARES Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office is located at One First Avenue, Parris Building #34, Navy Yard Plaza, Boston, Massachusetts 02129. The Boston office is leased pursuant to a lease agreement that expires in August 2021. On December 21, 2015, we renewed a portion of the lease for Boston office through August 31, 2021.
In October 2019, we entered into an agreement with MD Anderson to lease laboratory and office space on MD Anderson’s campus. The lease was subsequently amended and currently includes approximately 14,037 square feet of laboratory and office space on MD Anderson’s campus. The laboratory supports our internal research and development activities. A portion of the space will be used for a pilot clinical production unit for GMP cell therapy manufacturing. The lease expires in February 2027. The monthly rent expense of these leases with MD Anderson is deducted from our prepayment at MD Anderson.
In December 2020, we entered into an agreement with MD Anderson to lease approximately 18,111 square feet of space on MD Anderson’s campus that may be used GMP cell therapy manufacturing and research activities. The monthly rent expense of this lease with MD Anderson is deducted from our prepayment at MD Anderson. The lease expires in April 2028 and may be extended for five years at our election. See Note 8 to the accompanying financial statements for further details.
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

We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our common stock trades on the Nasdaq Global Select Market under the symbol “ZIOP.”
Record Holders
As of February 18, 2021, we had approximately 260 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder. As of February 18, 2021, we had approximately 29,049 beneficial holders of our common stock.
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
The graph below matches the cumulative
5-year
total return of holders of our common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data
We have elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021 and are omitting this disclosure in reliance thereon.
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing next generation immunooncology platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing platform technologies that utilize the immune system by employing innovative cell engineering and novel, controlled gene expression technologies designed to deliver safe and effective, cell and gene therapies for the treatment of multiple cancer types. Our major platform and priority is referred to as Sleeping Beauty and is based on the non-viral genetic engineering of immune cells using a transposon/transposase system that is intended to stably engineer T cells outside of the body for subsequent infusion. Our second platform is referred to as Controlled IL-12 and is designed to stimulate expression of interleukin 12, or
IL-12,
a master regulator of the immune system, in a controlled manner to focus the patient’s immune system to more effectively attack cancer cells.
Using our Sleeping Beauty platform, we are developing T cell receptor, or TCR, T cell therapies to target neoantigens in solid tumors using two approaches, which we refer to as our “Library TCR-T Approach” and “our Personalized TCR-T Approach.” The Library TCR-T Approach uses third party (allogeneic) TCRs that have been prepared before the recipient has been identified to genetically modify patient-derived T cells to redirect specificity to public, or shared neoantigens. The Personalized TCR-T Approach uses patient-derived (autologous) TCRs that are prepared from the recipient to genetically modify patient-derived T cells to redirect specificity to private neoantigens. It is anticipated that more than one TCR-T product with more than one specificity will be administered in the Personalized TCR-T Approach. In February 2021, the U.S. Food and Drug Administration, or the FDA, cleared our company-sponsored investigational new drug, or IND, application submitted for a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. Initially, six curated TCRs reactive to mutated KRAS and TP53 will be included in the clinical trial: however, we expect to expand the number of TCRs to be evaluated in our clinical trial. This clinical trial is being conducted in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, which will be the first site for the clinical trial.
Under our Cooperative Research and Development Agreement, the National Cancer Institute, or NCI, is conducting a Phase 2 Personalized TCR-T clinical trial to evaluate autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express private neoantigen-specific TCRs. The trial is designed to enroll patients with a broad range of solid tumors. The FDA has cleared the IND application submitted by the NCI for this clinical trial. However, enrollment in this clinical trial has been temporarily suspended due to issues internal to NCI and unrelated to our technology. The progress and timeline for this trial, including the timeline for dosing patients, are under the control of the NCI.
We are developing chimeric antigen receptor, or CAR, T cell, or CAR+ T, therapies targeting CD19 on malignant B cells using our Sleeping Beauty platform. We are advancing our so-called rapid personalized manufacture, or RPM, technology, in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. RPM enables small numbers of T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound IL-15, or mbIL15. Eden BioCell is leading the clinical development and commercialization of Sleeping Beauty-generated CD19-specific RPM CAR+T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19+ leukemias and lymphomas. In the fourth quarter of 2020, an IND was cleared by the Taiwan FDA for a Phase 1 clinical trial designed to evaluate safety and efficacy in this patient group. In our Phase 1 clinical trial being conducted in the United States, we plan to infuse donor-derived T cells after allogeneic bone marrow transplantation, or BMT, for recipients who have relapsed with CD19+ leukemias and lymphomas with our CD19- specific CAR+ T therapies manufactured using our technology.
Our Controlled IL-12 platform is based on an engineered replication-incompetent adenovirus, referred to as
Ad-RTS-hIL-12,
plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose as the cytokine is under transcriptional control of the RheoSwitch Therapeutic System
®
(RTS
®
). We have completed enrollment to all our Phase 1 and 2 clinical trials of patients with recurrent glioblastoma multiforme, or rGBM. These trials examine the effect of Controlled IL-12 as a monotherapy and in combination with blockade of the immune checkpoint protein PD-1. Dosing is ongoing in a Phase 2 clinical trial evaluating Ad-RTS-hIL-12 plus veledimex in combination with PD1 antibody Libtayo
®
(cemiplimab-rwlc) for the treatment of recurrent or progressive glioblastoma multiforme in adults. Data from our monotherapy and combination studies have been presented at major scientific conferences.
As of December 31, 2020, we have approximately $115.1 million of cash and cash equivalents. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2022, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.
Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of February 24, 2020, there were 214,667,023 shares of common stock outstanding and an additional 31,115,329 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though we have no immediate plans to issue additional shares of common stock, other than in connection with our 2020 Equity Incentive Plan, we may need additional shares for business and financial purposes in the future.
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2020, we had a net loss of $80.0 million, and through December 31, 2020, we have incurred approximately $764.1 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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
At-the-Market Offering Program
In June 2019, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, or Jefferies, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission. During the year ended December 31, 2020, we issued and sold an aggregate of 2,814,673 shares of our common stock under the sales agreement for aggregate net proceeds of $13.0 million after deducting commissions and offering expenses of $0.4 million and may sell and issue approximately $80.9 million in additional shares under the sales agreement.
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
program-by-program
basis.
For the year ended December 31, 2020, our clinical stage projects included a Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma; a Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies; and a Phase 1/2 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors. The expenses incurred by us to third parties for our Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma were $3.0 million for the year ended December 31, 2020 and $14.3 million from the project’s inception in September 2015 through December 31, 2020. There were minimal expenses incurred by us to third parties for our Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies for the year ended December 31, 2020 and $6.1 million from the project’s inception in December 2015 through December 31, 2020. The expenses incurred by us to third parties for our Phase 1/2 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors were $0.2 million for the year ended December 31, 2020 and $2.2 million from the project’s inception in October 2017 through December 31, 2020. The expense incurred by us to third parties for our Phase 2 clinical trial of
Ad-RTS-hIL-12
with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma were $4.2 million for the year ended December 31, 2020 and $5.8 million from the projects inception in June 2019 through December 31, 2020.
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
Results of Operations for the Fiscal Year ended December 31, 2020 and 2019
Collaboration Revenues
There was no revenue for the years end December 31, 2020 and 2019.
Research and Development Expenses
Research and development expenses during the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	Change
($ in thousands)
Research and development	$52,696	$38,331	$14,365	37%
Research and development expenses for the year ended December 31, 2020 increased by $14.4 million when compared to the year ended December 31, 2019. The increase in expense during the year ended December 31, 2020 was due to an increase of $6.3 million in employee related expenses, driven primarily by increased headcount in 2020 compared to 2019, an increase of $6.1 million in gene therapy expenses driven by increased manufacturing and trial cost to support our ongoing clinical initiatives, $1.2 million of facility related services due to the buildout of the Houston facility on the MD Anderson campus, $1.2 million of cell therapy expenses driven by increased manufacturing to support our upcoming clinical initiatives, offset by a $0.4 million decrease in travel and contracted outside service.
General and Administrative Expenses
General and administrative expenses during the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019	Change
($ in thousands)
General and administrative	$27,665	$19,527	$8,138	42%

General and administrative expenses for the year ended December 31, 2020 increased by $8.1 million as compared to the year ended December 31, 2019. The change was primarily due to increased contracted outside professional services of $5.6 million related to advisory services, an increase of $2.0 million in employee related expenses, driven primarily by increased headcount in 2020 compared to 2019, and increase of $0.9 million in facility related services, offset by a decrease of $0.4 million in travel related expenses.
Other Income (Expense)
Other income (expense) during the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019	Change
($ in thousands)
Other income	$385	$813	$(428)	-53%
Non-cash inducement warrant expense	—	(60,751)	60,751	-100%

Total	$385	$(59,938)	$60,323

During the year ended December 31, 2019, we recorded a
non-cash
inducement warrant expense of $60.8 million relating to the issuance of new warrants as an inducement for warrant holders to exercise their 2018 warrants early. There was no inducement warrant expense incurred for the year ended December 31, 2020. Additionally, we recorded $385 thousand in other income for the year ended December 31, 2020, compared to $813 thousand in other income for the year ended December 31, 2019, due to market fluctuations.
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
Research and Development Expenses
Research and development expenses during the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018	Change
($ in thousands)
Research and development	$38,331	$34,124	$4,207	12%
Research and development expenses for the year ended December 31, 2019 increased by $4.2 million when compared to the year ended December 31, 2018. The increase in expense during the year ended December 31, 2019 was due to an increase of $1.5 million in T cell therapy expenses, driven primarily by manufacturing costs and costs associated with our Patent License with the NCI, an increase of $1.2 million in employee related expenses, driven primarily by increased headcount in 2019 compared to 2018, $1.1 million of Gorilla
IL-12
expenses driven by increased manufacturing and trial cost to support our ongoing clinical initiatives and $0.4 million of contracted outside services due to the buildout of the Houston facility at MD Anderson (Note 8).

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
Other Income (Expense)
Other income (expense) during the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018	Change
($ in thousands)
Other income (expense), net	$813	$631	$182	29%
Non-cash inducement warrant expense	(60,751)	—	(60,751)	100%
Change in fair value of derivative liabilities	—	158	(158)	-100%

Total	$(59,938)	$789	$(60,727)

During the year ended December 31, 2019, we recorded a
non-cash
inducement warrant expense of $60.8 million relating to the issuance of new warrants as an inducement for warrant holders to exercise their 2018 warrants early. During the year ended December 31, 2018 we recorded a gain on the change in fair value of the derivative liabilities of $158 thousand, which was derived from the number of previously outstanding shares of Series 1 preferred stock and their respective valuations. Additionally, we recorded $813 thousand in other income for the year ended December 31, 2019, compared to $631 thousand earned in the prior year, due to increases in our cash equivalent accounts.
Sources of Liquidity
To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities and collaborations. Through December 31, 2020, we have received an aggregate of $[●] from public offerings and through our “at-the-market” offering program.
Liquidity and Capital Resources
As of December 31, 2020, we have approximately $115.1 million of cash and cash equivalents. Given our current development plans, in addition to our recent financing, we anticipate cash resources will be sufficient to fund our operations into the second quarter of 2022, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts.

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
Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of February 24, 2020, there were 214,667,023 shares of common stock outstanding and an additional 31,115,329 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though we have no immediate plans to issue additional shares of common stock, other than in connection with our 2020 Equity Incentive Plan, we may need additional shares for business and financial purposes in the future.
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
The offering, which closed on February 7, 2020, was made pursuant to our effective registration statement on Form
S-3ASR
(File
No. 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $84.8 million after deducting underwriting discounts and our offering expenses.
On March 10, 2020, the underwriters exercised their option to purchase an additional 1,284,025 shares. The net proceeds were approximately $3.9 million after deducting underwriting discounts and offering expenses paid by us.
At-the-Market
Offering
During the year ended December 31, 2020, we sold an aggregate of 2,814,673 shares of our common stock. The offering was made pursuant to our effective registration statement on Form
S-3ASR
(File
No. 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and our offering expenses.

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
The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
	2020	2019	2018
($ in thousands)
Net cash provided by (used in):
Operating activities	$(57,013)	$(40,854)	$(49,457)
Investing activities	(9,778)	(284)	(459)
Financing activities	102,119	59,150	40,311

Net increase (decrease) in cash and cash equivalents	$35,328	$18,012	$(9,605)

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
Net cash used in operating activities for the year ended December 31, 2020 was $57.0 million, as compared to net cash used in operating activities of $40.9 million and $49.5 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in operating activities for the year ended December 31, 2020 was primarily a result of our net loss of $80.0 million, an increase in receivables of $1.3 million, an increase in other noncurrent assets of $0.6 million, offset by an decrease in prepaid expenses and other current assets of $11.6 million primarily related to the use of funds at MD Anderson and an increase in accounts payable and accrued expenses of $5.3 million. The net cash used in operating activities for the year ended December 31, 2019 was primarily a result of our net loss of $117.8 million, an increase in receivables of $1.5 million, an increase in prepaid expenses and other current assets of $1.7 million, offset by a decrease in other noncurrent assets of $9.4 million, and an increase in accounts payable and accrued expenses of $1.9 million. Net cash used in operating activities for the year ended December 31, 2018 was primarily a result of our net loss of $53.1 million, an increase in receivables of $1.9 million, an increase of prepaid expenses and other current assets of $1.3 million, and a decrease in accounts payable and accrued expenses of $4.8 million, offset by a decrease of other noncurrent assets of $4.0 million.
Net cash used in investing activities was $9.8 million for the year ended December 31, 2020 compared to $284 thousand and $459 thousand for the years ended December 31, 2019 and December 31, 2018, respectively. The change was due primarily to increases in equipment purchases and leasehold improvements under our agreement with MD Anderson to build out space in Houston, Texas during the year ended December 31, 2020.
Net cash provided by financing activities was $102.1 million for the year ended December 31, 2020 compared to net cash provided by financing activities of $59.2 million and $40.3 million provided by financing activities for the years ended December 31, 2019 and 2018, respectively. The $102.1 million provided by financing activities during the year ended December 31, 2020, is a result of net proceeds of $88.7 million from the issuance of common stock in our follow-on public
offering, net and $13.0 million from the issuance of common stock pursuant to our ATM facility. The $59.2 million provided by financing activities during the year ended December 31, 2019 is a result of net proceeds from the issuance of common stock upon exercise of warrants of $52.5 million, net proceeds from the issuance in connection with an at the market offering of $6.1 million, proceeds from the exercise of stock options of $1.2 million, offset by $0.7 million used to repurchase common stock. The $40.3 million provided by financing activities during the year ended December 31, 2018 is a result of net proceeds of $47.1 million from our November 2018 financing which were offset by cash paid of $5.4 million from our License Agreement and $1.6 million paid for the repurchase of common stock.
Operating Capital and Capital Expenditure Requirements
We anticipate that losses will continue for the foreseeable future. At December 31, 2020, our accumulated deficit was approximately $764.1 million. Our actual cash requirements may vary materially from those planned because of a number of factors including:

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

Working capital as of December 31, 2020 was $112.2 million, consisting of $130.6 million in current assets and $18.4 million in current liabilities. Working capital as of December 31, 2019 was $93.0 million, consisting of $105.5 million in current assets and $12.5 million in current liabilities.
Contractual Obligations
The following table summarizes our outstanding obligations as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Operating leases	$6,171	$1,189	$1,620	$1,714	$1,648
CRADA	2,500	2,500	—	—	—
Royalty and license fees	3,050	100	700	700	1,550
Strategic advisory services	1,125	1,125

Total	$12,846	$4,914	$2,320	$2,414	$3,198

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and laboratory and office space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the sublease for our corporate headquarters in Boston, MA through August 31, 2021. On January 30, 2018, we entered into a lease agreement for office space in Houston, TX at MD Anderson through April 2021. On March 12, 2019, we entered into a lease agreement for additional office Space in Houston through April 2021. On October 15, 2019, we entered into another lease agreement for additional office space in Houston through February 2027. On April 13, 2020, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027. On June 1, 2020, we entered into a short-term lease in Houston for office and laboratory space. On September 1, 2020, we entered an additional short-term lease in Houston for additional office and laboratory space. On December 15, 2020, we entered into another lease for additional office and laboratory space in Houston through April 2028.
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
On November 27, 2020, we entered into two agreements for strategic advisory services that require us to pay $1.1 million through September 30, 2021.
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
We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•	Research and Development Costs / Clinical trial expenses;

•	Revenue recognition from collaboration agreements;

•	Fair value measurements of stock-based compensation;

•	Income taxes.
Research and Development Costs / Clinical Trial Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, a few require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research services on our behalf and clinical trials,

•	investigative sites or other providers in connection with clinical trials,

•	vendors in connection with preclinical and clinical development activities, and

•	vendors related to product manufacturing, development, and distribution of preclinical and clinical supplies.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.
Revenue Recognition from Collaboration Agreements
We primarily generate revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, we recognized revenue in accordance with ASC 606 which replaced ASC 605,
Multiple Element Arrangements
, as used in historical years. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our interim Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under
Rule 13a-15(e)
or
15d-15(e)
promulgated under the Exchange Act, as of December 31, 2020. Based on that evaluation, our interim Chief Executive Officer and our interim Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective as described below under “Management’s Report on Internal Control over Financial Reporting.”
Remediation of Material Weakness
In connection with our audit of the fiscal year 2019 consolidated financial statements, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting. We did not design and maintain effective controls relating to the monitoring and oversight of expensing third party clinical trial costs. Specifically, our internal controls were not designed effectively to provide reasonable assurance regarding the accurate and timely evaluation of the amount of third-party costs to record. There were no changes to any of our previously released financial statements. Based on this material weakness, our management concluded that at December 31, 2019, our internal control over financial reporting was not effective.
During the year ended December 31, 2020, we implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting including implementation of additional in-house meetings across departments to ensure that they have the relevant expertise related to the monitoring and oversight of expensing third party clinical trial costs.
We have completed execution of our remediation plan and successfully remediated the material weakness in internal control over financial reporting described above as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our interim principal executive and interim principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including our interim principal executive and interim financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2020, based on the criteria discussed above.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Inherent Limitations on Internal Controls
Our management, including our interim Chief Executive Officer and our interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Controls over Financial Reporting
Except for the remediation measures discussed above, there were no other changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Date of 2021 Annual Meeting
We intend to hold our annual meeting of stockholders on Wednesday, May 19, 2021 (the “2021 Annual Meeting”). Because the expected date of the 2021 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of our 2020 annual meeting of stockholders, we are providing revised deadlines for receipt of stockholder proposals and nominations with respect to the 2021 Annual Meeting.
Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stockholders may present proposals for inclusion in our proxy statement for the 2021 annual meeting of stockholders (“2021 Annual Meeting”) by submitting their proposals to us a reasonable time before we begin to print and send our proxy materials. We will consider any such proposal must be provided not later than the close of business on or prior to Monday, March 8, 2021 to be timely, which is a reasonable time before we begin to distribute the proxy materials for the 2021 Annual Meeting. Any such proposals must comply with the applicable requirements of Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials and other applicable laws and must be received in writing by us at the following address: Ziopharm Oncology, Inc., One First Avenue, Parris Building 34, Navy Yard Plaza, Third Floor, Boston, Massachusetts 02129, Attention: Corporate Secretary. Due to the complexity of the respective rights of the stockholders and us in this area, any stockholder desiring to propose such an action is advised to consult with his or her legal counsel with respect to such rights. We suggest that any such proposal be submitted to us by certified mail, return receipt requested.
Rule 14a-4 under the Exchange Act governs our use of our discretionary proxy voting authority with respect to a stockholder proposal that the stockholder has not sought to include in our proxy statement. Rule 14a-4 provides that if a proponent of a proposal fails to notify us at least 45 days prior to the month and day of mailing of the prior year’s proxy statement, management proxyholders will be allowed to use their discretionary voting authority as to whether the proposal is raised at the annual meeting, without any discussion of the matter. If a stockholder wishes to bring a matter before the stockholders at the 2021 Annual Meeting but does not notify us before Monday, March 15, 2021, which is a reasonable time before we begin to distribute the proxy materials for the 2021 Annual Meeting, for all proxies we receive, the management proxyholders will have discretionary authority to vote on the matter, including discretionary authority to vote in opposition to the stockholder’s proposal. Any such notices should be received in writing at the following address: Ziopharm Oncology, Inc., One First Avenue, Parris Building 34, Navy Yard Plaza, Third Floor, Boston, Massachusetts 02129, Attention: Corporate Secretary.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the sections titled
Proposal No. 1—Election of Directors, Current Directors, Director Nominees and Executive Officers, Information Regarding the Board of Directors and Corporate Governance
,
Beneficial Ownership and Delinquent Section 16(a) Reports
.
Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled
Executive Compensation
.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
Our 2012 Equity Incentive Plan, or the 2012 Plan and our 2020 Equity Incentive Plan, or the 2020 Plan, are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2020 with respect to the 2012 Plan and 2020 Plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by stockholders:
2012 Stock Option Plan	5,659,018	$4.01	—
2020 Equity Incentive Plan	1,173,368	2.83	5,714,648

Total:	6,832,386	$3.93	5,714,648

Equity compensation plans not approved by stockholders:
Inducement Awards	588,333	5.78	—

Total:	588,333	$5.78	—

Additional information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled
Beneficial Ownership
.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the sections titled
Certain Relationships and Related Transactions and Information Regarding the Board of Directors and Corporate Governance
.

Item 14. Principal Accountant Fees and Services
Information in response to this Item is incorporated herein by reference to the information from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report under the section titled
Independent Registered Public Accounting Firm Fees and Other Matters
.

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
(3) Exhibits:

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger among the Registrant (formerly “EasyWeb, Inc.”), ZIO Acquisition Corp. and ZIOPHARM, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Certificate of Merger dated September 13, 2005, relating to the merger of ZIO Acquisition Corp. with and into ZIOPHARM, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.3	Certificate of Ownership of the Registrant (formerly “EasyWeb, Inc.”) dated as of September 14, 2005, relating the merger of ZIOPHARM, Inc. with and into the Registrant, and changing the Registrant’s corporate name from EasyWeb, Inc. to ZIOPHARM Oncology, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, SEC File No. 000-32353, filed September 19, 2005).

3.4	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

3.5	Amended and Restated Bylaws of the Registrant, dated as of September 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2, SEC File No. 333-129020, filed October 14, 2005).

Exhibit No.	Description of Document

4.2	Form of Option for the Purchase of Shares of common stock dated August 30, 2004 and issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.3	Schedule identifying Material Terms of Options for the Purchase of Shares of Common Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018).

4.5#	Warrant to Purchase Common Stock issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020).

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act Of 1934, as amended (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020).

10.1+	ZIOPHARM Oncology, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K SEC File No. 001-33038 filed March 1, 2011).

10.2+	Form of Incentive Stock Option Agreement granted under the Registrant’s 2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, SEC File No. 000-32353, filed March 20, 2006).

10.3+	ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed September 24, 2018).

10.4+	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.5+	Form of Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed June 26, 2012).

10.6+	Inducement Award Agreement between the Registrant and Satyavrat Shukla, dated July 23, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed July 22, 2019).

10.7+	Form of Inducement Award Grant Notice and Inducement Award Grant Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-238090, filed May 8, 2020).

10.8+	ZIOPHARM Oncology, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed July 1, 2020).

10.9+*	Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2020 Equity Incentive Plan.

10.10+*	Form of Stock Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2020 Equity Incentive Plan.

10.11+	Form of Indemnity Agreement for directors and executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 31, 2013).

Exhibit No.	Description of Document

10.12+	Employment Agreement by and between the Registrant and Laurence James Neil Cooper, M.D., Ph.D. dated as of May 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed May 7, 2015).

10.13+	Employment Agreement, dated as of April 23, 2019, by and between the Registrant and David Mauney, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 29, 2019).

10.14+	Consulting Agreement by and between the Registrant and Dr. David Mauney, dated May 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed May 29, 2020).

10.15+	Separation Agreement and Release by and between the Registrant and Dr. David Mauney, effective May 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed May 29, 2020).

10.16+	Employment Agreement, dated as of April 23, 2019, by and between the Registrant and Robert Hadfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 29, 2019).

10.17+*	Amendment to the Employment Agreement by and between the Registrant and Robert Hadfield, dated as of November 23, 2020.

10.18+	Employment Agreement, dated as of June 4, 2019, by and between the Registrant and Sath Shukla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed July 24, 2019).

10.19+*	Amendment to the Employment Agreement by and between the Registrant and Sath Shukla, dated as of November 23, 2020.

10.20#*	Form of Retention Bonus Agreement.

10.21+	Consulting Agreement by and between Ziopharm Oncology Inc. and Danforth Advisors LLC, effective as of January 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed February 23, 2021).

10.22	License Agreement by and among the Registrant, Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 28, 2015).

10.23†	Exclusive License Agreement by and between the Registrant, Precigen, Inc. and Intrexon Corporation, dated October 5, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 9, 2018).

10.24#	Amendment No. 1 to the Exclusive License Agreement by and between the Registrant and PGEN Therapeutics, Inc. (formerly known as Precigen, Inc.), dated October 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q SEC File No. 001-33038, filed November 5, 2020).

10.25†	License and Collaboration Agreement by and among the Registrant, Intrexon Corporation and Ares Trading S.A. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015).

10.26	Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 21, 2015).

Exhibit No.	Description of Document

10.27	Amendment #1 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 30, 2016 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019).

10.28	Amendment #2 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of January 17, 2017 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019).

10.29	Amendment #3 to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of November 14, 2017 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019).

10.30	Fourth Amendment to Research and Development Agreement, dated September 19, 2019 by and among the Registrant, The University of Texas MD Anderson Cancer Center and Precigen, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 7, 2019).

10.31#	Fifth Amendment to Research and Development Agreement, dated October 22, 2019 by and among the Registrant and The University of Texas MD Anderson Cancer Center (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020).

10.32#	2019 Research and Development Agreement, dated October 22, 2019, by and between the Registrant and The University of Texas MD Anderson Cancer Center (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020).

10.33#	Patent License Agreement, dated as of May 28, 2019, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 8, 2019).

10.34#	Amendment to Patent License Agreement, dated as of January 8, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020).

10.35#	Second Amendment to Patent License Agreement, dated as of September 28, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 000-33038, filed November 5, 2020).

10.36#	Cooperative Research and Development Agreement, dated January 9, 2017, by and among the Registrant, the National Cancer Institute, and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.37	Amendment #1 to the Cooperative Research and Development Agreement, dated March 23, 2018, by and among the Registrant, National Cancer Institute, Intrexon Corporation and Precigen, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.38#	Amendment #2 to the Cooperative Research and Development Agreement, dated February 1, 2019, by and among the National Cancer Institute, the Registrant and Precigen, Inc (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

Exhibit No.	Description of Document

10.39*	Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center.

10.40*	First Amendment, dated as of April 7, 2020, to the Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center.

10.41*	Second Amendment, dated as of April 7, 2020, to the Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center.

10.42*	Third Amendment, dated as of December 15, 2020, to the Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center.

10.43*	Lease Agreement dated as of December 15, 2020, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center.

10.44	Form of Securities Purchase Agreement, dated November 11, 2018, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed November 13, 2018).

10.45	Form of Registration Rights Agreement, dated November 11, 2018, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed November 13, 2018).

10.46	Form of Securities Purchase Agreement, dated July 26, 2019, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.47	Form of Registration Rights Agreement, dated July 26, 2019, by and between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed August 1, 2019).

10.48	Form of Securities Purchase Agreement, dated September 12, 2019, by and between the Registrant and an investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

10.49	Form of Registration Rights Agreement, dated September 12, 2019, by and between the Registrant and an investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 13, 2019).

10.50	Agreement, by and among ZIOPHARM Oncology, Inc., WaterMill Asset Management Corp. Robert W. Postma, Jamie Vieser, and Holger Weis, dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 5, 2021).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.
#	Portions of this document (indicated by “[***]”) have been omitted because they are not material and would likely cause competitive harm to Ziopharm Oncology, Inc. if disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIOPHARM ONCOLOGY, INC.

Date: March 1, 2021	By:	/s/ Heidi Hagen
Heidi Hagen
Interim Chief Executive Officer
( Principal Executive Officer )

Date: March 1, 2021	By:	/s/ Timothy Cunningham
Timothy Cunningham
Interim Chief Financial Officer ( Principal Financial Officer )
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Heidi Hagen and Robert Hadfield, jointly and severally, as his or her true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact
and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heidi Hagen Heidi Hagen	Interim Chief Executive Officer and Director ( Principal Executive Officer )	March 1, 2021

/s/ Timothy Cunningham Timothy Cunningham	Interim Chief Financial Officer ( Principal Financial Officer )	March 1, 2021

/s/ Kevin G. Lafond Kevin G. Lafond	Senior Vice President Finance, Chief Accounting Officer and Treasurer ( Principal Accounting Officer )	March 1, 2021

/s/ Christopher Bowden Christopher Bowden	Director	March 1, 2021

/s/ J. Kevin Buchi J. Kevin Buchi	Director	March 1, 2021

Signature	Title	Date

/s/ James Huang James Huang	Director	March 1, 2021

/s/ Robert Postma Robert Postma	Director	March 1, 2021

/s/ Mary Thistle Mary Thistle	Director	March 1, 2021

/s/ Jaime Vieser Jaime Vieser	Director	March 1, 2021

/s/ Holger Weis Holger Weis	Director	March 1, 2021

ZIOPHARM Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
ZIOPHARM Oncology, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related statements of operations stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below arises from the current-period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the matter or disclosures to which it relates.
Description of the Matter:
As discussed in Note 3 to the financial statements, the Company records costs for clinical and pre-clinical trial costs based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other vendors. The Company’s accrual for clinical and pre-clinical trial expenses totaled $8.3 million at December 31, 2020.

We identified the accruals for clinical and pre-clinical trial expenses to be a critical audit matter because auditing the Company’s accruals for clinical and pre-clinical trial expenses is complex due to the fact that information necessary to estimate the expense is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.
How We Addressed the Matter in our Audit
Our audit procedures relating to the accruals of clinical and pre-clinical trial expenses included the following, among others:

•
We obtained an understanding and tested the design and operating effectiveness of internal controls over the Company’s process for recording accruals for clinical and pre-clinical trial expenses, including those related to accruing for patient enrollments and reviewing work performed by third party vendors in order to ensure expenses are properly accounted for in accordance with the underlying agreements and those related to management’s review of the detail and correspondence with third parties.

•	To test the completeness and valuation of the accrual for clinical and pre-clinical trial expenses, we performed audit procedures that included, among others:

•	Reading a selection of contracts with contract research organizations and clinical study sites to evaluate financial and certain other contractual terms;

•
Comparing the progress of clinical trials completed through the balance sheet date with information provided by the Company’s operations personnel that oversee the clinical and pre-clinical trial activities;

•
Obtaining information directly from certain third parties which indicate the progress of clinical trials and research and development activities through the balance sheet date and compared that to the Company’s recorded accrued expense balance.

/s/ RSM US LLP
We have served as the Company’s auditor since 2010.
Boston, Massachusetts
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
ZIOPHARM Oncology, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited ZIOPHARM Oncology, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion.
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
/s/ RSM US LLP
Boston, Massachusetts
March 1, 2021

ZIOPHARM Oncology, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$115,069	$79,741
Receivables	4,665	3,330
Prepaid expenses and other current assets	10,855	22,421

Total current assets	130,589	105,492

Property and equipment, net	10,231	1,110
Deposits	130	130
Right-of-use asset	4,650	2,272
Other non-current assets	745	110

Total assets	$146,345	$109,114

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960	$906
Accrued expenses	16,589	10,846
Lease liability - current portion	819	774

Total current liabilities	18,368	12,526
Lease liability - noncurrent portion	3,995	1,578

Total liabilities	22,363	14,104

Commitments and contingencies (Note 9)

Preferred stock, $0.001 par value, 30,000,000 shares authorized

Series 1 preferred stock, $1,200 stated value; 250,000 designated; 0 shares issued and outstanding at December 31, 2020 and 2019; liquidation value of $0 million at December 31, 2020 and 2019	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 214,591,906 and 181,803,320 shares issued and outstanding at December 31, 2020 and 2019, respectively	215	182
Additional paid-in capital	887,868	778,953
Accumulated deficit	(764,101)	(684,125)

Total stockholders’ equity	123,982	95,010

Total liabilities and stockholders’ equity	$146,345	$109,114

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Collaboration revenue	$—	$—	$146

Operating expenses:
Research and development	52,696	38,331	34,134
General and administrative	27,665	19,527	19,918

Total operating expenses	80,361	57,858	54,052

Loss from operations	(80,361)	(57,858)	(53,906)
Other income, net	385	813	631
Non-cash inducement warrant expense	—	(60,751)	—
Change in fair value of derivative liabilities	—	—	158

Net loss	$(79,976)	$(117,796)	$(53,117)
Preferred stock dividends	$—	$—	$(16,998)
Settlement of a related party relationship	$—	$—	$207,361

Net income (loss) applicable to common stockholders	$(79,976)	$(117,796)	$137,246

Net income (loss) per share - basic	$(0.38)	$(0.70)	$0.96

Net income (loss) per share - diluted	$(0.38)	$(0.70)	$0.96

Weighted average common shares outstanding used to compute basic net income (loss) per share	209,636,456	167,952,114	143,508,674

Weighted average common shares outstanding used to compute diluted net income (loss) per share	209,636,456	167,952,114	143,710,160

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

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	161,066,136	$161	$ 651,732	$(566,329)	$85,564
Stock-based compensation			—	—	6,341	—	6,341
Issuance of restricted common stock			1,519,766	2	998	—	1,000
Exercise of employee stock options			443,051	—	1,219	—	1,219
Cancelled restricted common stock			(74,599)	—	—	—	—
Repurchase of restricted common stock			(225,339)	—	(653)	—	(653)
Issuance of inducement warrants			—	—	60,751	—	60,751
Issuance of common stock in connection with at the market offering, net of commssions and expenses of $0.1 million			1,271,274	1	6,084	—	6,085
Warrant exercise, net of commissions and expenses of $1.1 milliom			17,803,031	18	52,481	—	52,499
Net loss			—	—	—	(117,796)	(117,796)

Balance at December 31, 2019	—	$—	181,803,320	$182	$778,953	$(684,125)	$95,010

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
(in thousands, except share and per share data)

	Series 1 Preferred Stock-Mezzanine		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	$ 181,803,320	$182	$ 778,953	$ (684,125)	$95,010
Stock-based compensation	—	—	—	—	6,829	—	6,829
Exercise of employee stock options	—	—	252,799		442		442
Restricted stock awards	—	—	805,900	1	(1)	—	—
Cancelled restricted common stock	—	—	(194,897)	—	—	—	—
Issuance of common stock in connection with a public offering, net of commissions and expenses of $5,900	—	—	29,110,111	29	88,632	—	88,661
Issuance of common stock in connection with an at the market offering, net of commissions and expenses of $400	—	—	2,814,673	3	13,013	—	13,016
Net loss						(79,976)	(79,976)

Balance at December 31, 2020	—	$—	214,591,906	$215	$887,868	$(764,101)	$123,982

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(79,976)	$(117,796)	$(53,117)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,128	629	575
Stock-based compensation	6,829	7,341	7,534
Non-cash inducement warrant expense	—	60,751	—
Change in fair value of derivative liabilities	—	—	(158)
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,335)	(1,466)	(1,845)
Prepaid expenses and other current assets	11,566	(1,729)	(1,263)
Right of use assets	(2,378)	—	—
Deposits	—	(2)	—
Other noncurrent assets	(635)	9,431	3,942
Increase (decrease) in:
Accounts payable	54	199	(3,709)
Accrued expenses	5,272	1,725	(1,145)
Deferred revenue	—	—	(146)
Deferred rent	—	—	(125)
Lease liabilities	2,462	63	—

Net cash used in operating activities	(57,013)	(40,854)	(49,457)

Cash flows from investing activities:
Purchases of property and equipment	(9,778)	(284)	(459)

Net cash used in investing activities	(9,778)	(284)	(459)

Cash flows from financing activities:
Proceeds from exercise of stock options	442	1,219	240
Issuance of restricted common stock	—	—	—
Repurchase of common stock	—	(653)	(1,622)
Proceeds from underwritten financing	—	—	47,101
Issuance of common stock upon exercise of warrants, net	—	52,499	—
Issuance of common stock in connection with a public offering, net	88,661
Issuance of common stock in connection with an at the market offering, net	13,016	6,085	—
Cash paid for settlement of related party relationship	—	—	(5,408)

Net cash provided by financing activities	102,119	59,150	40,311

Net decrease in cash and cash equivalents, and restricted cash	35,328	18,012	(9,605)
Cash and cash equivalents, and restricted cash, beginning of period	79,741	61,729	71,334

Cash and cash equivalents, and restricted cash, end of period	$115,069	$79,741	$61,729

Supplementary disclosure of cash flow information:
Bonus paid in common stock	$—	$1,000	$—

Fixed assets in accrued expenses	$471	$358	$—

Supplementary disclosure of noncash investing and financing activities:
Noncash portion of related party relationship settlement	$—	$—	$212,769

Payment of Series 1 preferred stock dividends in preferred stock	$—	$—	$16,998

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Organization
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
The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2020, the Company has approximately $115.1 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $764.1 million. Given the Company’s current development plans, the Company anticipates its cash resources will be sufficient to fund its operations into the second
quarter of 2022. The Company’s ability
to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations to conserve cash.
Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of February
24
, 2020, there were 214,667,023 shares of common stock outstanding and an additional 31,115,329 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though we have no immediate plans to issue additional shares of common stock, other than in connection with our 2020 Equity Incentive Plan, we may need additional shares for business and financial purposes in the future.
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
February 2020 Public Offering
On February 5, 2020, the Company entered into an underwriting agreement with Jefferies, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of its commo
n

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

2.	Financings (Continued)

stock. The
 price to the public in the offering was $
3.25
 per share, and the underwriters agreed to purchase the
shares
from the Company pursuant to the underwriting agreement at a purchase price of $
3.055
 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional
4,173,912
 shares of common stock at a purchase price of $
3.055
 per share.
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
On March 10,
2020
, the underwriters exercised their option to purchase an additional 1,284,025 shares. The net proceeds were approximately $3.9 million after deducting underwriting discounts and offering expenses paid by the Company.
At-the-Market Offering Program
During the
year ended
December 31, 2020, the Company sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form
S-3ASR
(File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by the Company.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

2.	Financings (Continued)
a
greements, investors
exercised warrants for an aggregate of
17,803,031
shares of common stock, at an exercise price of $
3.01
per share. The Company issued new warrants to purchase up to
17,803,031
additional shares of common stock as an inducement for warrant holders to exercise their 2018 warrants early. The new warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $
7.00
(Note 10). Proceeds from the exercise of the warrants, before deducting placement agent fees and other related expenses of $
1.1
 million were approximately $
52.5
 million. For the year ended December 31, 2019, the Company also recorded $
60.8
 million in
non-cash
inducement warrant expense, which is included in the Company’s statement of operations.

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
The Company’s most significant estimates and judgments used in the preparation of the financial statements are:

•	Clinical trial expenses and other research and development expenses;

•	Collaboration agreements;

•	Fair value measurements of stock-based compensation and; and

•	Income taxes.
Impact of
COVID-19 Pandemic
With the ongoing
COVID-19
pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the
COVID-19
pandemic on its business and operations. The Company continues to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and its employees, as well as its operations and the operations of its business partners and healthcare communities. In response to the COVID-19 pandemic, the Company has implemented policies at its locations to mitigate the risk of exposure to COVID-19 by its personnel, including restrictions on the number of staff in any given research and development laboratory and a work-from-home policy applicable to the majority of our personnel. The extent to which the
COVID-19
pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

healthcare systems and the other risks and uncertainties associated with the
COVID-19
pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
Subsequent Events
The Company evaluated all events and transactions that occurred after the balance sheet date through the date of the Annual Report. Except as disclosed below, the Company did not have any material subsequent events that impacted its financial statements or disclosures.
On February 4, 2021, the Company entered into an agreement with Watermill Asset Management Corp. and Robert W. Postma. Pursuant to the Settlement Agreement, the Company increased the size of the Company’s Board of Directors from eight to nine directors and appointed Mr. Postma to fill the newly created directorship. Mr. Postma will serve an initial term expiring at the Company’s 2021 annual meeting of stockholders. Additionally, the Company agreed to nominate each of Mr. Postma, Jaime Vieser and Holger Weis for election at any stockholder meeting at which directors are to be elected and will recommend, support, and solicit proxies for the election of each of Messrs. Postma, Vieser and Weis. Additionally, the Company agreed to reimburse Watermill for up to
$400
thousand of its reasonable out-of-pocket fees and expenses. This agreement also resulted in $1.0 million in strategic advisory services becoming due. These costs were expensed during the year ended
December 31, 2020 and included in accrued expenses on the balance sheet.
Organizational Changes
During the year ended December 31, 2020 there were changes in the members of the Board of Directors. The following Directors left during the quarter: Scott Braunstein on November 16, 2020, Elan Ezickson on December 3, 2020, and Scott Tarriff on December 15, 2020. Messers. Braunstein and Ezickson received an extended period to exercise stock options along accelerated vesting of restricted stock. In turn, the following Directors joined the board: Mary Thistle on November 15, 2020, Jaime Vieser on December 15, 2020, and Holger Weis on December 15, 2020.
On December 10, 2020, Satyavrat Shukla notified the Company of his decision to resign from the position of Chief Financial Officer of the Company, effective December 31, 2020. Included in his separation agreement, Mr. Shukla was to receive his annual bonus which was accrued at December 31, 2020.
Additionally, on February 25, 2021, the Company announced that Heidi Hagen, formerly Lead Independent Director, was appointed Interim Chief Executive Officer, replacing Dr. Laurence Cooper, MD., Ph.D. Ms. Hagen is remaining a member of the Board of Directors. Dr. Cooper is also stepping down from his seat on the Board of Directors and is expected to continue with the Company in a scientific advisory capacity to support the Company’s R&D programs.
Cash and Cash Equivalents
Cash equivalents consist primarily of demand deposit accounts, certificates of deposit and deposits in short-term U.S. treasury money market mutual funds. Cash equivalents are stated at cost, which approximates fair market value.

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
Property and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation and amortization is calculated on a straight-line basis using the following periods, which represent the estimated useful lives of the assets:

●	Office and computer equipment	3 years
●	Software	3 years
●	Laboratory equipment	5 years
●	Leasehold improvements	Life of the lease
Costs, including certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction in progress and are not depreciated until such time as the subject asset is placed in service. Repairs and maintenance that do not extend the useful life of the asset are expensed as incurred. Upon sale, retirement
, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included on our Statements of Operations.
Long-Lived Assets

Assessments
 of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset.
Operating Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Company’s chief operating decision maker, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and does not track expenses on a program-by-program
basis.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75,990	$75,990	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68,031	$68,031	$—	$—

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
There was no revenue for the years ended December 31, 2020 and 2019.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

The Company primarily generates revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, the Company recognized revenue in accordance with ASC 606 which replaced ASC 605,
Multiple Element Arrangements
, as used in historical years. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.
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
The Company recognized the upfront payment received in 2015 associated with a former open contract as a contract liability upon receipt of payment as it requires deferral of revenue recognition to a future period until the Company performs its obligations under the arrangement. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date were classified in current liabilities. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date were classified as contract liabilities, net of current portion. The Company determined that there were three performance obligations; the first performance obligation consists of the license and research development services and the other two performance obligations are material rights as it relates to potential future targets that have not yet been identified. As described above, the transaction price of $57.5 million was allocated to the performance obligations based on their relative standalone selling prices.

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
Other Assets and Deferred Costs: Contracts with Customers
.

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
occur.
Impact of Topic 606 Adoption
As a result of adopting ASC 606, the Company recorded an $8.1 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 as a result of the treatment of the up-front
consideration receive
d

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
The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Ares Trading and PGEN Therapeutics, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation, (
Note 7
). Under ASC 605, the Company accounted for the up-front payment over the estimated period of performance of

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)
the research and development services which
was estimated to be 9 years. In
connection
with the adoption of ASC 606
, the Company uses cost-based input method to
measure
progress because such method best reflects the satisfaction of the performance obligation. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to the budgeted costs to complete the research programs. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs. As a result, although the performance obligations noted above and identified under ASC 606 were generally consistent with the units of account identified under ASC 605
, the timing of the allocation of the transaction price to the identified performance obligations under ASC 606 differed from the allocations of consideration under ASC 605
. Accordingly, the transaction price ultimately allocated to each performance obligation under ASC 606 differed from the amounts allocated under ASC 605
. Additionally, at December 31
, 2018
, the contract liability is $0 under both methods of revenue recognition (Note 7)
. There is no
revenue related to the years ended December 31
, 2020
and 2019
.
Research and Development Costs
As part of the process of preparing our
financial
statements
, we are required to
estimate
our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, a few require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research services on our behalf and clinical trials,

•	investigative sites or other providers in connection with clinical trials,

•	vendors in connection with preclinical and clinical development activities, and

•	vendors related to product manufacturing, development, and distribution of preclinical and clinical supplies.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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
The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2020, 2019, and 2018 and did not capitalize any such costs on the balance sheets. The Company recognized $4.3 million, $4.0 million, and $3.0 million of compensation expense related to stock options during the years ended December 31, 2020, 2019, and 2018, respectively. In the years ended December 31, 2020, 2019, and 2018, the Company recognized $2.5 million, $2.3 million, and $4.5 million of compensation expense, respectively, related to restricted stock (Note 14). The total compensation expense relating to vesting of stock options and restricted stock awards for the years ended December 31, 2020, 2019, and 2018 was $6.8 million, $6.3 million, and $7.5 million, respectively.The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2020	2019	2018
Research and development	$2,098	$1,461	$1,683
General and administrative	4,731	4,880	5,851

Share based employee compensation expense before tax	6,829	6,341	7,534

Income tax benefit	—	—	—

Net share based employee compensation expense	$6,829	$6,341	$7,534

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2020, 2019, and 2018 was

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

approximately
 $2.15, $2.47, and $1.64 per share, respectively. Assumptions regarding volatility,
expected
term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No
. 107
and No
. 110
as it continues to meet the requirements promulgated in SAB No
. 110
. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2020	2019	2018
Weighted average risk-free interest rate	0.36 - 1.68%	1.39 - 2.53%	2.55 - 3.06%
Expected life in years	5.75 - 6.25	5.75 - 6.25	6
Expected volatility	71.11 - 74.41%	71.39 - 85.00%	80.75 - 84.71%
Expected dividend yield	0	0	0
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

	For the Year Ended December 31,
in thousands, except share and per share data	2020	2019	2018
Basic
Net loss	$(79,976)	$(117,796)	$(53,117)
Preferred stock dividends	—	—	(16,998)
Settlement of a related party relationship	—	—	207,361

Net income / (loss) applicable to common shareholders	$(79,976)	$(117,796)	$137,246

Weighted-average common shares outstanding	209,636,456	167,952,114	143,508,674

Earnings per share, basic	$(0.38)	$(0.70)	$0.96

Diluted
Net Loss	$(79,976)	$(117,796)	$(53,117)
Preferred stock dividends	—	—	(16,998)

Precigen license transaction	—	—	207,361
Net income / (loss) applicable to common shareholders	$(79,976)	$(117,796)	$137,246
Weighted-average common shares outstanding	209,636,456	167,952,114	143,508,674

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

	For the Year Ended December 31,
in thousands, except share and per share data	2020	2019	2018
Effect of dilutive securities
Stock options	—	—	201,362
Unvested restricted common stock	—	—	124
Warrants	—	—	—
Dilutive potential common shares	—	—	201,486
Shares used in calculating diluted earnings per share	209,636,456	167,952,114	143,710,160
Earnings per share, diluted	$(0.38)	$(0.70)	$0.96
Certain shares related to some of the Company’s outstanding common stock options, unvested restricted stock, preferred stock, and warrants have not been included in the computation of diluted net earnings (loss) per share for the years ended December
31
,
2020
,
2019
and
2018
as the result would be

antidilutive.
Such potential common shares on December 31
,
2020
,
2019
, and
2018
consist of the following:

	December 31,
	2020	2019	2018
Stock options	6,832,386	6,872,879	5,075,723
Inducement stock options	588,333	1,030,000	500,000
Unvested restricted stock	786,280	939,636	681,946
Warrants	22,272,727	22,272,727	18,939,394

	30,479,726	31,115,242	25,197,063

During the year ended December 31, 2018, the Company and PGEN entered into a License Agreement to replace all existing agreements between the companies that provides the Company with certain exclusive and non-exclusive
rights to technology controlled by PGEN. The License Agreement was dated October 5, 2018. In consideration of the Company entering into the License Agreement, Precigen agreed to forfeit and return to the Company all shares of the Company’s Series 1 Preferred Stock held by or payable to Precigen as of the date of the License Agreement (Note 7).
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

4.	Property and Equipment, net
Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2020	2019
Office and computer equipment	$869	$1,436
Software	1,153	1,030
Leasehold improvements	7,457	1,195
Research and development equipment	5,401	1,892
Construction - in-process	313	389

	15,193	5,942
Less: accumulated depreciation	(4,962)	(4,832)

Property and equipment, net	$10,231	$1,110

Depreciation expense charged to the statement of operations for the years ended December 31, 2020, 2019, and 2018 was $1.1 million, $629 thousand, and $575 thousand, respectively

(
N
ote 3)
.

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2020	2019
Clinical services	$4,450	$5,247
Employee compensation	3,298	1,910
Preclinical services	749	1,147
Professional services	3,993	991
Manufacturing services	3,159	586
Accrued vacation	725	489
Payroll taxes and benefits	16	284
Other consulting services	199	192

Total	$16,589	$10,846

6.	Related Party Transactions
Collaborations
with
Precigen
/ PGEN
During the year ended December 31,
2018
, the
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
The Series 1 preferred stock was cancelled on October 5, 2018.
See Notes 3 and 13 for additional discussion regarding the accounting for and valuation of these derivative financial instruments.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

6.	Related Party Transactions (Continued)

During the years ended December 31, 2020, 2019, and 2018, the Company recorded expenses of $0.1 million, $3.0 million, and $8.1 million, respectively, for services performed by Precigen. As of
December 31, 2019, the Company

recorded $0.1 million in current liabilities on its balance sheet for amounts due to Precigen.
Collaboration with PGEN and MD Anderson
On January 13, 2015, the Company, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the company, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR
T-cell
therapies,
non-viral
gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who served as the Company’s Chief Executive Officer from May 2015 to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of
11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015.

During the years ending December 31, 2020, 2019, and 2018, the Company did not make any payments to MD Anderson, and the total aggregate payments made in connection with this agreement are $41.9 million. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $8.1 million, which is included in prepaid expenses and other current assets. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis.
Collaboration with Vineti Inc.
On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc., or Vineti. Pursuant to the agreements, Vineti is developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s TCR-T clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and our
Interim Chief Executive Officer
on February 25, 2021, is
a co-founder and former officer, of Vineti. In the year ended
December 31, 2020, the Company recorded expenses of approximately $29 thousand for services performed by Vineti.
Joint Venture with TriArm Therapeutics/Eden Biocell
On December 19, 2018, the Company and TriArm launched Eden BioCell as a joint venture to lead commercialization of the Company’s Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm has contributed $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. TriArm also manages all clinical development in the territory pursuant to a Master Services Agreement between TriArm and Eden BioCell. James Huang, who became a director of the Company in July 2020, Chairman of the Board of Directors in January 2021 and Executive Chairman in February 2021, was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang also serves as a member of Eden BioCell’s Board of Directors.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

7.	Settlement of a Related Party Relationship
Exclusive License Agreement with PGEN Therapeutics
On October 5, 2018, the Company entered into the license agreement with PGEN. As between the Company and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27,
2015
, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27,
2015
between ZIOPHARM, Precigen and ARES TRADING Trading S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Precigen, and MD Anderson, with an effective date of January 13,
2015
, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.
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
IL-12
Products and CD19 Products and after a
two-year
period, the TCR Products.
In consideration of the licenses and other rights granted by PGEN, the Company pays PGEN an annual license fee of $
0.1

million.
The Company recorded a liability for $0.1 million for the years ended December 31, 2019, and has included this amount in accrued expenses on the balance sheet.
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

The Company is responsible for all development costs associated with each of the licensed products
.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

7.	Settlement of a Related Party Relationship (Continued)

PGEN will pay the Company royalties ranging from
low-single
digits to
mid-single
digits on the net sales derived from the sale of PGEN’s CAR products, up to $50.0 million.
During the years ended December 31, 2020, 2019 and 2018, there were no expenses for services performed by PGEN. As of December 31, 2020 and 2019, the Company had $0.1 million in accrued expenses for amounts due to PGEN.
In consideration of the
Company
entering into the License Agreement, Precigen forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement. In addition, PGEN is required to transfer all of Ziopharm’s rights and obligations under the Ares Trading Agreement to Precigen (or its’ affiliate). As a result, Ziopharm shall not be responsible for any remaining obligations under the Merck Agreement. Additionally, Precigen forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Leases (Continued)

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
In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in Boston, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of December 31, 20
20
, and December 31, 201
9
, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet. On January 30, 2018, the Company entered into a lease agreement for office space in Houston at MD Anderson. Under the terms of the Houston lease agreement, the Company leased approximately two hundred and ten square feet and were required to make rental payments at an average monthly rate of approximately $1 thousand. This lease was terminated effective March 31, 2020.
On March 12, 2019, the Company entered into a lease agreement for office space in Houston. Under the terms of the First Houston Lease agreement, the Company leases approximately 1,038 square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021. On October 15, 2019, the Company entered into a lease agreement for additional office space in Houston. Under the terms of the Second Houston Lease, the Company leases from MD Anderson, approximately 8,443 square feet and is initially required to make rental payments of approximately $17.0 thousand through February 2027, subject to an annual base rent increase of approximately

3.0
% throughout the term. Effective April 13, 2020, the Company leased an additional

5,584
square feet from MD Anderson. The Company is initially required to make rental payments of approximately $
12
 thousand per month through February 2027, subject to an annual base rent increase of approximately
3.0
% throughout the term. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson. Effective June 1, 2020, the Company entered into a noncancelable lease for a period of less than a year with monthly payments of approximately $
10
 thousand. Effective September 1, 2020, the Company added additional space to the noncancelable lease for a period of less than a year with monthly payments now totaling approximately $
15
 thousand. Effective December 15, 2020, the Company leased approximately
35,482 square
feet from MD Anderson. The Company is initially required to make rental payments of approximately $
37
 thousand per month through April 2028, subject to an annual base rent increase of approximately
3.0
% throughout the term beginning in April 202
3
. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments at MD Anderson.

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$1,054	$772

Total lease cost	$1,054	$772

Weighted-average remaining lease term (years)	6.19	4.42
Weighted-average discount rate	8.00%	8.00%
Cash paid for amounts included in the measurement of the lease liabilities were $1.0 million for the year-ended December 31, 2020. The Company recognized new operating lease assets obtained in exchange for operating
lease liabilities of $3.2 million
for
the year-ended December 31, 2020.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Leases (Continued)

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$1,189
2022	800
2023	820
2024	844
2025	869
Thereafter	1,650

Total lease payments	$6,172
Less : imputed interest and adjustments	(1,358)

Present value of lease payments	$4,814

9.	Commitments and Contingencies
License Agreements
Exclusive License Agreement with PGEN
On October 5, 2018, the Company entered into an exclusive license agreement with PGEN. Refer to Note 7 –
Settlement of a Related Party Relationship
for further details.
License Agreement and Research and Development Agreements —The University of Texas MD Anderson Cancer Center
On January 13, 2015, ZIOPHARM, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with PGEN, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR
T-cell
therapies,
non-viral
gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who served as the Company’s Chief Executive Officer from
 May 2015
to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and PGEN and may be terminated by the mutual written agreement of the Company, PGEN, and MD Anderson.
On August 17, 2015, the Company, PGEN and MD Anderson entered into the Research and Development, or the 2015 Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.
Pursuant to the 2015 Agreement, the Company, PGEN and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. Under the License Agreement with PGEN, ZIOPHARM and PGEN agreed that PGEN would no longer participate on the joint steering committee after the date of the License Agreement. As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On October 22, 2019, the Company entered into an amendment to the Research and Development Agreement extending its term until December 31, 2026.
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
for further details.
The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs incurred starting after January 1, 2021 under the 2019 Agreement. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $
36.5
 million, of which only $
3.0
 million will be due prior to the first marketing approval of the Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s TCR products.
During the years ended December 31, 2020 and 2019, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $8.1 million,

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

which is included in prepaid expenses and other current assets on the Company’s balance sheet on December 31, 2020.
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
Pursuant to the terms of the Patent License, the Company made payments of $0.5 and $1.0 million during the years ended December 31, 2020 and 2019, respectively.

The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment was paid during the year ending December 31, 2020. On December 31, 2020 and 2019, the Company included $0.3 million related to the Patent License as prepaid expenses and other current assets on the Company’s balance sheet.

On December
31
,
2020
and
2019
, the Company included $
0
and $
0.5
 million, respectively in accrued expenses on the Company’s balance sheet.

On January
8
,
2020
, the Company entered into an amendment to the patent license agreement which expanded the TCR library to include additional TCR’s reactive to mutated KRAS and TP
53
. Under the amendment, the Company paid $
0.6
 million during the year ending December
31
,
2020
.
On September
28
,
2020
, the Company entered into a second amendment to the patent license agreement which expanded the TCR library to include additional TCR’s receptors. Under the second amendment, the Company paid $
0.4
 million for the year ended December
31
,
2020
.

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
  There have been no payments as of December 31, 2020.
In addition, the Company is required to pay the NCI
one-time
benchmark payments following aggregate net sales of licensed products at certain net sales up to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. The Company must also pay the NCI royalties on net sales of products covered by the Patent License at rates in the low to mid-single
digits depending upon the technology included in a lic
ensed

product. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NCI a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense.
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
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute
On January 10, 2017, the Company announced the signing of the CRADA with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the
Sleeping Beauty
transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company’s researchers and PGEN researchers. During the year ended December 31, 20
20
 and 201
9
, the

Company made payments of $
2.5
 million, each year. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $
5.0
 million to this program.
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
PGEN was entitled to receive $5.0 million from Ares Trading, payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company was responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development. For the years ended December 31, 2020 and 2019, the Company incurred no expense under the Ares Trading Agreement. For the year ended December 31, 2018, the Company has expensed $0.1 million under the Ares Trading Agreement.

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
7
.
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
The Company issued options to purchase 50,222 shares outside of its stock option plans following the successful completion of certain clinical milestones, of which all have vested.The Licensors are entitled to receive certain milestone payments. In addition, the Company may be required to make additional payments to the Licensors (as defined in the MD Anderson License) upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.

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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies (Continued)

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

On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors for the exercise of previously issued warrants to purchase common stock in a private placement. Pursuant to the terms of the agreements, investors exercised their 2018 warrants for an aggregate of
17,803,031
shares of common stock, at an exercise price of $
3.01
per share. The warrants exercised were originally issued by the Company in a private placement that closed in November 2018. Proceeds from
the warrant exercise, after deducting placement agent fees and other related expenses of $
1.1
 million were approximately $
52.5
 million. The Company issued participating investors new warrants to purchase up to
17,803,031
additional shares of common stock as an inducement for the warrant holders to exercise their 2018 warrants early. The 2019 warrants will become exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date, and have an exercise price of $
7.00
. The 2019 warrants were valued using a Black-Scholes valuation model and resulted in a $
60.8
 million
non-cash
charge in the Company’s statement of operations
 during the year ended December 31, 2019
.

The Company assessed whether both the 2019 and 2018 warrants required accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815,
Derivatives and Hedging
. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.
On October 22, 2019, the Company entered into the 2019 Agreement with MD Anderson. In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. The warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the warrant in the same manner as if the Company paid cash for services to be rendered. For the years ended December 31, 2020 and 2019, the Company did not recognize any expense related to the warrant as no work on the clinical milestones has begun.

11.	Income Taxes
There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes (Continued)

domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31,
2020
and
2019
are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$147,004	$124,115
Start-up and organizational costs	25,909	30,480
Research and development credit carryforwards	37,183	35,130
Stock compensation	1,478	1,087
Capitalized acquisition costs	3,691	4,501
Lease liability	1,225	626
Depreciation	71	176
Other	135	1,186

	216,696	197,301
Less valuation allowance	(215,513)	(196,696)

Total deferred tax assets	1,183	605

Deferred tax liabilities:
Right of use asset	(1,183)	(605)

Total deferred tax liabilities	$(1,183)	$(605)

Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31,
2020
, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $562 million, of which $342 million is available to offset future federal taxable income to the extent permitted under the Internal Revenue Code, or IRC, expiring in varying amounts through 2037 and approximately $220 million can be carried forward indefinitely. The Company also has approximately $458 million of state net operating loss carryforwards available to offset future state taxable income, expiring at various dates through
2040
. Additionally, the Company has approximately $37.0 million of research and development credits at December 31,
2020
, expiring in varying amounts through 2040, which may be available to reduce future taxes.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes (Continued)

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $18.8 million in
2020
primarily due to net operating loss carryforwards and the increase in research and development credits.
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
A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Federal income tax at statutory rates	21%	21%	21%
State income tax, net of federal tax benefit	3%	3%	4%
Non-cash inducement warrant expense	0%	-11%	0%
Research and development credits	3%	1%	2%
Stock compensation	-1%	0%	-1%
Research and development true-up	0%	0%	0%
Officers compensation	0%	0%	-1%
Other	0%	-1%	-2%
Federal rate change	-2%	0%	3%
Change in valuation allowance	-24%	-13%	-26%

Effective tax rate	0%	0%	0%

The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the
years ended December 31, 2020, 2019, and 2018.
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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2020.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law which was an emergency economic stimulus package in response to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses. The Company has considered the legislation surrounding the impact of the CARES Act and the potential effects it may have on

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes (Continued)

the Company. Some of the more significant provisions under the CARES Act include five-year carryback of net operating losses (Section 2303), Refundable AMT credit (Section 2305), relaxation of the limitation of adjusted taxable income (ATI) as determined under IRC Section 163(j) from 30% to 50% (Section 2306), and changes to qualified bonus improvement property (QIP) tax life and bonus depreciation eligibility allowing for a
15
-year tax useful life an eligibility for 100%b bonus depreciation (Section 2307). Due to the Company’s history of US taxable losses, and use of MACRS and/or straight-line depreciation for tax purposes, there is no impact to the tax provision as a result of the enactment of the CARES Act. As of December 31, 2020, the Company has analyzed the provisions of the CARES Act and has recorded no income tax benefit or expense related to it.

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
Common Stock
The Company’s amended and res
t
ated certificate of incorporation authorizes it to issue 250,000,000 shares of common stock. As of February
24
, 2021, there were 214,667,023 shares of common stock outstanding and an additional 31,115,329 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. Though the Company has no immediate plans to issue additional shares of common stock, other than in connection with its 2020 Equity Incentive Plan, it may need additional shares for business and financial purposes in the future.
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
At-the-Market Offering
During the year ended December 31, 2020, the Company sold an aggregate of 2,814,673 shares of common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by the Company.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

12.	Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

During the year ended De
c
ember 31, 2019, the Company sold an aggregate of 1,271,274 shares of common stock. The offering was made pursuant to the Company’s effective registration statement on Form S-3ASR (File 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and offering expenses payable by the Company.
November 2018 Private Placement and 2019 Inducement Warrants
On November 11, 2018, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 18,939,394 immediately separable units, with each unit being composed of (i) one share of the Company’s common stock, par value $0.001 per share, and (ii) a warrant to purchase one share of common stock, at a price per unit of $2.64, for net proceeds of approximately $47.1 million (Note 10).

Preferred Stock
The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.
On June 29, 2016, the Company entered into amendments to certain agreements with Precigen (now PGEN) (Note 7). In consideration for the execution and delivery of these amendments, the Company issued to Precigen 100,000 shares of its newly designated Series 1 preferred stock. Each share of the Company’s Series 1 preferred stock had a stated value of $1,200, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other recapitalization. The Series 1 preferred stock had certain rights, preferences, privileges and obligations, including dividend rights, conversion rights, consent rights with respect to certain Company actions, and rights to preferential payments in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a change of control or sale, lease, tran
s
fer or exclusive license of all or substantially all of the Company’s assets prior to the conversion of the Series 1 preferred stock.
On October 5, 2018, the Company and PGEN entered into the License Agreement to replace all existing agreements between the companies, which provides the Company with certain exclusive and non-exclusive
rights to technology controlled by PGEN. In consideration of the Company entering into the License Agreement, Precigen forfeited and returned to the Company all shares of the Company’s Series 1 preferred stock held by or payable to Precigen as of the date of the License Agreement (Notes 7 and 9).

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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

13.	Derivative Financial Instruments (Continued)

The change in the derivative liability for the years ended December 31, 2020, 2019, and 2018 consists of the following:

Fair Value
Balance, December 31, 2017	$2,424
Dividends	223
Change in fair value	(158)
Settlement of a related party relationship	(2,489)

Balance, December 31, 2018	$—
Dividends	—
Change in fair value	—

Balance, December 31, 2019	$—
Dividends	—
Change in fair value	—

Balance, December 31, 2020	$—

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
, and that change could be material. Inputs to the models included the following:

December 31,
2018
Risk-free interest rate	2.50 - 3.13%
Expected dividend rate	0
Expected volatility	77.6 - 82.4%
Preferred stock conversion limit - percentage of outstanding common stock	19.90%
Preferred conversion floor price	$1.00

14.	Stock Option Plan
The Company adopted the 2012 Equity Incentive Plan, or the “2012 Plan,” in May 2012. Including subsequent increases, the Company had reserved 14  million shares for issuance. On December 31, 2020, there are 5,659,018 shares reserved for issuance and no shares available for future grant.
The Company adopted the 2020 Equity Incentive Plan, or the “2020 Plan,” in June
2020
. The Company reserved 21 million shares for issuance plus a carryover of 1,066,275 shares from the 2012 Plan for a total of 22,066,275 shares. However, only 5,750,000 shares were registered
due to due to the proximity to the Company’s authorized limit of 250 million shares. On December 31, 2020, there are 1,173,368 shares reserved for issuance and 5,714,648 shares available for future grant.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

14.	Stock Option Plan (Continued)

As of December 31,
 2020
the Company had outstanding options to its employees to purchase up to 5,733,1551 shares of the Company’s common stock, to its directors to purchase up to 1,039,231 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 60,000 shares of the Company’s common stock.
Stock options to employees generally vest ratably in either quarterly or annual installments over three or four years, commencing on the first anniversary of the grant date and have contractual terms of ten years. Stock options to directors generally vest ratably over one or two years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based
on such fair value over the period of vesting on a straight-line basis.
Proceeds from the option exercises during the years ended December 31, 2020, 2019, and 2018 amounted to $0.4 million, $1.2 million and $0.2 million respectively. The intrinsic value of these options amounted to $0.3 million, $1.1 million and $0.1 million for years ended December 31, 2020, 2019 and 2018, respectively.
Transactions under the 2012

Plan and the 2020

Plan for the years ending December
31
,
2020
,
2019
, and
2018
were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,852,135	$5.12
Granted	1,744,950	2.35
Exercised	(104,167)	2.35
Cancelled	(215,833)	5.72

Outstanding, December 31, 2018	5,277,085	4.24
Granted	2,880,691	3.40
Exercised	(581,105)	3.30
Cancelled	(1,733,792)	4.21

Outstanding, December 31, 2019	5,842,879	3.21
Granted	2,222,368	3.39
Exercised	(338,333)	2.01
Cancelled	(894,528)	4.22

Outstanding, December 31, 2020	6,832,386	$3.81	7.94	$812

Options exercisable, December 31, 2020	3,596,315	$4.17	6.90	$598

Options exercisable, December 31, 2019	2,765,357	$4.39	6.70	$3,603

Options available for future grant at December 31, 2020	5,714,648

In September 2017, the Company granted an option for 500,000 inducement stock options, with an exercise price of $6.16 per share, which vests ratably in annual installments over three years, commencing on the first anniversary of the grant date and has a contractual term of ten years. The grant date fair value was $2.2 million.
On July 22, 2019, August 19, 2019, and November 21, 2019, the Company granted 400,000, 65,000, and 65,000 inducement stock options, with exercise prices of $5.60, $5.18, and $4.59, respectively. The options vest ratably,

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

14.	Stock Option Plan (Continued)

over four years, commencing with one quarter on the first anniversary of the grant date and then quarterly thereafter. The options have a contractual term of ten years. These options were granted outside of the 2012
Plan and therefore, are not included in the table above. The grant date fair value was $1.5 million, $231 thousand, and $193 thousand, respectively. As of December 31
, 2020
, 588,333
options are outstanding from all inducement stock options.

On December 31
, 2020
, total unrecognized compensation costs related to
non-vested
stock options outstanding amounted to $7.3
 million. The cost is expected to be recognized over a weighted-average period of 1.78 years.

Restricted Stock
In the fiscal years ended December 31, 2020 and 2019, the Company issued 805,900 and 1,519,766
shares of restricted stock, respectively, to employees. and directors.

In January 2019
, one of the Company’s executives received 446,428
shares of restricted stock in lieu of their annual cash bonus. The shares were immediately vested.

In the year ended December 31
, 2019
, the Company repurchased 225,339 shares at
average prices ranging from $2.24 to 4.72 to cover payroll taxes. In the year ended December 31
, 2018
, the Company repurchased 514,349
shares at average prices ranging from $1.70
to 4.41
to cover payroll taxes.

A summary of the status of restricted stock as of December 31
, 2020
, 2019
and 2018
is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2017	1,808,559	$5.74
Granted	150,321	1.87
Vested	(1,005,337)	6.62
Cancelled	(271,433)	5.00

Non-vested, December 31, 2018	682,110	3.47
Granted	1,519,766	2.44
Vested	(1,187,601)	2.82
Cancelled	(74,599)	3.41

Non-vested, December 31, 2019	939,676	2.93
Granted	805,900	3.75
Vested	(764,360)	3.51
Cancelled	(194,897)	3.44

Non-vested, December 31, 2020	786,319	$3.08

As of December 31, 2020, there was $1.8 million of total unrecognized stock-based compensation expense related to non-
vested
restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.34 years.

15.	Employee Benefit Plan
The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

15.	Employee Benefit Plan (Continued)

may make contributions to this plan at its discretion. The Company contributed approximately $538 thousand, $404 thousand, and $329 thousand to this plan during the years ended December 31
, 2020
, 2019
, and 2018
, respectively.

16.	Joint Venture
On December 18
, 2018
, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, whereby the parties will launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated
CAR-T
therapies as set forth in a separate license agreement.
On January 3, 2019, Eden BioCell was incorporated in Hong Kong as a private company. Eden BioCell, the Company and TriArm entered into a Share Subscription Agreement on January 23,
2019
, where the Company and TriArm agreed to contribute certain intellectual property, services and cash (only with respect to TriArm) to Eden BioCell to subscribe for a certain number of newly issued ordinary shares in the share capital of Eden

BioCell. On the closing date, upon the issuance and subscription of the shares, in respect of the aforementioned consideration, 10,000,000 ordinary shares were issued to the Company and 10,000,000 ordinary shares were issued to TriArm.
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
For the year ended December 31, 2020, Eden Biocell incurred a net loss and the Company continues to have no commitment to fund its operations.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

17.	Selected Quarterly Information (Unaudited)
        (in thousands, except per share amounts)

Year Ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Total operating expenses	18,660	18,606	20,321	22,774
Loss from operations	(18,660)	(18,606)	(20,321)	(22,774)
Net income (loss) applicable to common shareholders	(18,293)	(18,596)	(20,315)	(22,772)
Net income (loss) per share, basic	$(0.09)	$(0.09)	$(0.10)	$(0.11)
Net income (loss) per share, diluted	$(0.09)	$(0.09)	$(0.10)	$(0.11)

Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Total operating expenses	13,621	14,753	13,448	16,036
Loss from operations	(13,621)	(14,753)	(13,448)	(16,036)
Non-cash inducement warrant expense	—	—	(60,751)	—
Net income (loss) applicable to common shareholders	(13,434)	(14,620)	(73,996)	(15,746)
Net income (loss) per share, basic	$(0.08)	$(0.09)	$(0.43)	$(0.09)
Net income (loss) per share, diluted	$(0.08)	$(0.09)	$(0.43)	$(0.09)