Form 10-Q
period 2021-03-31
ZIOPHARM ONCOLOGY INC
filed 2021-05-06
CIK 1107421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
:  ☑    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
:  ☑    No:  ☐
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
of the Exchange Act).    Yes:  ☐    No:  ☑
As of April 30, 2021, the number of outstanding shares of the registrant’s common stock
, $0.001 par value, was 215,525,411 shares.

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

•	our intellectual property position, including the strength and enforceability of our intellectual property rights;

•	our ability to attract, hire, and retain qualified employees and key personnel;

•	the impact of government laws and regulations in the United States and foreign countries;

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

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

•
We previously identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019, which we believe has been fully remediated as of December 31, 2020. If we have inadequately remediated this material weakness, or we otherwise fail to develop, implement and maintain an effective system of internal controls in future periods, our ability to report our financial condition or results of operations could be adversely affected and may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

3

ZIOPHARM Oncology, Inc.

Part I - Financial Information
Item 1. Financial Statements
ZIOPHARM Oncology, Inc.
BALANCE SHEET
S
(unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$100,056	$115,069
Receivables	5,006	4,665
Prepaid expenses and other current assets	7,648	10,855

Total current assets	112,710	130,589
Property and equipment, net	11,090	10,231
Right of use asset	4,357	4,650
Deposits	130	130
Other non-current assets	185	745

Total assets	$128,472	$146,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,190	$960
Accrued expenses	14,012	16,589
Lease liability - current portion	759	819

Total current liabilities	18,961	18,368
Lease liability - noncurrent portion	3,870	3,995

Total liabilities	22,831	22,363

Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value, 30,000,000 shares authorized
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 215,257,674 and 214,591,906 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	215	215
Additional paid-in capital	891,081	887,868
Accumulated deficit	(785,655)	(764,101)

Total stockholders’ equity	105,641	123,982

Total liabilities and stockholders’ equity	$128,472	$146,345
The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$13,336	$12,706
General and administrative	8,227	5,954

Total operating expenses	21,563	18,660

Loss from operations	(21,563)	(18,660)
Other income, net	9	367

Net loss	$(21,554)	$(18,293)

Basic and diluted net loss per share	$(0.10)	$(0.09)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	213,954,665	199,814,768

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020
(unaudited)
(in thousands, except share and per share data)

For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	181,803,320	$182	$778,953	$(684,125)	95,010
Stock-based compensation	—	—	1,940	—	1,940
Exercise of employee stock options	2,333	—	4	—	4
Issuance of restricted common stock	555,900	1	(1)	—	—
Issuance of common stock in connection with a public offering, net of commissions and expenses of $5.9 million	29,110,111	29	88,632	—	88,661
Issuance of common stock in connection with an at the market offering, net of commissions and expenses of $0.4 million	2,814,673	2	13,013	—	13,015
and expenses of $2.7 million	—	—	—	—	—
Net loss	—	—	—	(18,293)	(18,293)

Balance at March 31, 2020	214,286,337	$214	$882,541	$(702,418)	$180,337

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY…continued
For the Three Months Ended March 31, 2021 and 202
0
(unaudited)
(in thousands, except share and per share data)

For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	123,982
Stock-based compensation	—	—	2,197	—	2,197
Exercise of employee stock options	352,442	—	1,016	—	1,016
Restricted stock awards	313,326	—	—	—	—
Net loss	—	—	—	(21,554)	(21,554)

Balance at March 31, 2021	215,257,674	$215	$891,081	$(785,655)	$105,641

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,554)	$(18,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	540	142
Stock-based compensation	2,197	1,940
Change in operating assets and liabilities
(Increase) decrease in:
Receivables	(340)	2,548
Prepaid expenses and other current assets	3,207	2,585
Right of use asset	292	193
Other noncurrent assets	559	(556)
Increase (decrease) in:
Accounts payable	2,654	(510)
Accrued expenses	(2,684)	2,206
Lease liabilities	(184)	(161)

Net cash used in operating activities	(15,313)	(9,906)

Cash flows from investing activities:
Purchases of property and equipment	(717)	(513)

Net cash used in investing activities	(717)	(513)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,017	4
Issuance of common stock in connection with a public offering, net	—	88,661
Issuance of common stock in connection with at the market offerings, net	—	13,015

Net cash provided by financing activities	1,017	101,680

Net increase in cash and cash equivalents, and restricted cash	(15,013)	91,261
Cash and cash equivalents, and restricted cash, beginning of period	115,069	79,741

Cash and cash equivalents, and restricted cash, end of period	$100,056	$171,002

Supplementary disclosure of cash flow information:
Accounts included in accrued expenses and accounts payable related to property and equipment	$682	$2,303

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
The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2021, the Company had approximately $100.1 million of cash and cash equivalents and the Company’s accumulated deficit was approximately $785.7 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2022. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash.
The Company’s amended and restated certificate of incorporation authorizes it to issue 250,000,000 shares of common stock. As of April 30, 202
1
, there were 215,525,411 shares of common stock outstanding and an additional 33,965,938 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants
.
Basis of Presentation
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
It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair statement of the results for the interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021, or the Annual Report.
The
year-end
balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States.
The results disclosed in the statements of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year 202
1
.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

1. Business (Continued)

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
Impact of
COVID-19 Pandemic
With the ongoing
COVID-19
pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the
COVID-19
pandemic on its business and operations. The Company continues to evaluate the impact of the
COVID-19
global pandemic on patients, healthcare providers and its employees, as well as its operations and the operations of its business partners and healthcare communities. In response to the
COVID-19
pandemic, the Company has implemented policies at its locations to mitigate the risk of exposure to
COVID-19
by its personnel, including restrictions on the number of staff in any given research and development laboratory and a work-from-home policy applicable to the majority of its personnel, along with encouraging voluntary vaccination and voluntary sharing of vaccination data. The extent to which the
COVID-19
pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the
COVID-19
pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
Subsequent Events
On May 6,2021, the Company announced its commitment to a plan to realign its research and development resources to wind down the clinical trials of its Controlled IL-12 program as part of the Company’s decision to allocate an increasing amount of its resources and capital to its Sleeping Beauty TCR program. See Note 12.
Organizational Changes
On February 25, 2021, the Company announced that Heidi Hagen, formerly Lead Independent Director, was appointed Interim Chief Executive Officer, replacing Dr. Laurence Cooper, MD., Ph.D. Ms. Hagen is remaining as a member of the Board of Directors. Dr. Cooper also stepped down from his seat on the Board of Directors and will be continuing with the Company in a scientific advisory consulting role to support the Company’s programs.

1
1

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
At-the-Market
Facility
In June 2019, the Company entered into an Open Market Sale Agreement, or sales agreement, with Jefferies LLC, as agent, or Jefferies, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the SEC.
During the three months ended March 31, 2020, the Company sold an aggregate of 2,814,673 shares of its common stock at an average price of $4.77 per share under the ATM program. The net proceeds from sales under the ATM program were approximately $13.0 million after deducting underwriting discounts.
During the three months ended March 31, 2021, there were no
 sales under the Company’s ATM program.

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

1

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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities, measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$79,775	$79,775	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$75,990	$75,990	$—	$—

1

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements (Continued)

The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.
5. Net Loss per Share
Basic net loss per share is computed by
dividing
net loss by the weighted
average
number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, inducement stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive.
Such potentially dilutive shares of common stock consisted of the following as of March 31, 2021 and 2020, respectively:

	March 31,
	2021	2020
Stock options	10,738,378	6,676,879
Inducement stock options	463,333	1,030,000
Unvested restricted stock	1,074,606	1,495,536
Warrants	22,272,727	22,272,727

	34,549,044	31,475,142

6. Related Party Transactions
Collaborations with Precigen/ PGEN
During the year ended December 31, 2018, the Company and PGEN Therapeutics, Inc. or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation, entered into an Exclusive License Agreement (Note 7).
Collaboration with PGEN and MD Anderson
On January 13, 2015, the Company, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the
C
ompany, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR
T-cell
therapies,
non-viral
gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who served as the Company’s Chief Executive Officer from May 2015 to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015.
During the three months ended March 31, 2021 and year ending December 31, 2020, the Company did not make any payments to MD Anderson, and the total aggregate payments made in connection with this agreement have been
 $41.9 million. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $5.1 million, which is included in prepaid expenses and other current assets. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis.
Collaboration with Vineti Inc.
On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc., or Vineti. Pursuant to the agreements, Vineti is developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s
TCR-T
clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and our Interim Chief Executive Officer on February 25, 2021, is a
co-founder
and former officer, of Vineti. During the three months ended March 31, 2021, the Company recorded expenses of approximately $0.2 million for services performed by Vineti.
Joint Venture with TriArm Therapeutics/Eden Biocell
On December 18, 2018, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, pursuant to which the parties agreed to launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain
Sleeping Beauty-
generated
CAR-T therapies as set forth in a separate license agreement. Eden BioCell is a joint venture in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority.
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
For the three months ended March 31, 2021 and 2020, Eden Biocell incurred a net loss and the Company continues to have no commitment to fund its operations.
7. Commitments and Contingencies
License Agreements
Exclusive License Agreement with PGEN Therapeutics
On October 5, 2018, the Company entered into an exclusive license agreement, or the License Agreement, with PGEN. As between the Company and PGEN, the terms of the License Agreement replace and supersede the terms of: (a) that certain Exclusive Channel Partner Agreement by and between the Company and Precigen, dated January 6, 2011, as amended by the First Amendment to Exclusive Channel Partner Agreement effective September 13, 2011, the Second Amendment to the Exclusive Channel Partner Agreement effective March 27, 2015, and the Third Amendment to Exclusive Channel Partner Agreement effective June 29, 2016, which was subsequently assigned by Precigen to PGEN; (b) certain rights and obligations pursuant to that certain License and Collaboration Agreement effective March 27, 2015 between ZIOPHARM, Precigen and ARES TRADING S.A., or Ares Trading, a subsidiary of Merck KGaA, or Merck, as assigned by Precigen to PGEN, or the Ares Trading Agreement; (c) that certain License Agreement between the Company, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018; and (d) that certain Research and Development Agreement between the Company, Precigen and MD Anderson with an effective date of August 17, 2015, or the Research and Development Agreement, and any amendments or statements of work thereto.

1

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
In consideration of the licenses and other rights granted by PGEN, the Company pays PGEN an annual license fee of $0.1 million. The Company did not have any annual license expenses for the three months ended March 31, 2021 and 2020.
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
PGEN will pay the Company royalties ranging from
low-single
digits to
mid-single
digits on the net sales derived from the sale of PGEN’s CAR products, up to $50.0 million
.
During the three months ended March 31, 2021 there were $0.1 million of expenses for services performed by PGEN and no expenses incurred during the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had
$0.1
million, respectively, in accrued expenses related to services for amounts due to PGEN.

1

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies (Continued)

License Agreement—The University of Texas MD Anderson Cancer Center
On January 13, 2015, the Company, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with Precigen, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR
T-cell
therapies,
non-viral
gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was the Company’s Chief Executive Officer from May 2015 to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson and is now currently a visiting scientist under that institution’s policies.
The term of the MD Anderson License expires on the later of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with PGEN, shall have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a
90-day
cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive
license if ZIOPHARM and PGEN are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case
basis. After five years from the date of the MD Anderson License and subject to a
180-day
cure period, MD Anderson will had the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and PGEN did not meet the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and PGEN, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and PGEN and may be terminated by the mutual written agreement of the Company, PGEN, and MD Anderson.
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
During the three months ended March 31, 2021 and 2020, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $5.1 million, which is included in prepaid expenses and other current assets on the Company’s balance sheet at March 31, 2021.
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

1

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
The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs incurred starting after January 1, 2021 under the 2019 Agreement. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s
TCR products. No costs have been incurred under this agreement as of March 31, 2021.
In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. Refer to Note
10
–
Warrants
for further details
.
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
Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million
,
payable in $0.5 million installments within sixty days,
six-months,
and the twelve-month anniversary of the effective date of the agreement of the Patent License. The $1.5 million was paid as of December 31, 2020.
On January 8, 2020, the Company entered into an amendment to the Patent License which expanded the TCR library to include additional TCRs reactive to mutated KRAS and TP53.
The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. During the three months ended March 31, 2021, the Company recognized $0.3 million related to royalty payments under this agreement.

1

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

7. Commitments and Contingencies (Continued)

On September 28, 2020, the Company entered into a second amendment to the patent license agreement which expanded the TCR library to include additional TCRs.
The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of the Company’s first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License, which has not been met at March 31, 2021.
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

During the three-month periods ended March 31, 2021, and 2020, the Company expensed
$0.1
million related to the patent services under this agreement. Additionally, the Company recorded
$0.3 million in accrued expenses as of March 31, 2021 related to patent services incurred in both the prior and current year.
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute
On January 10, 2017, the Company announced the signing of a CRADA, with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the
Sleeping Beauty
transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral
Sleeping Beauty
system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. The Company recorded $0.6 million of expense for both three-month periods ended March 31, 2021 and 2020.

1

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
Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. No amounts were accrued or paid during the three months ended March 31, 2021 and 2020.
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
As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the license agreement with the Licensors. No amounts were accrued or received during the three months ended March 31, 2021 and 2020.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Leases
In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in
Boston, Massachusetts, which
 was originally set to expire in August 2016, but renewed through August 31, 2021. As of March 31, 2021 and December 31, 2020, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet. On January 30, 2018, the Company entered into a lease agreement for office space in Houston, Texas,
at MD Anderson. Under the terms of the Houston lease agreement, the Company leased approximately
 210 square feet and were required to make rental payments at an average monthly rate of approximately
$1 thousand. This lease was terminated effective March 31, 2020.
On January 30, 2018, the Company entered into a lease agreement, or the First Houston Lease, for office space in Houston, Texas at MD Anderson through April 2021. On March 12, 2019, the Company entered into a lease agreement, or the Second Houston Lease, for additional office
s
pace in Houston through April 2021. Under the terms of the First Houston Lease agreement, the Company leases approximately

1,038 square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021.
Under the terms of the Second Houston Lease, the Company leases from MD Anderson, approximately

8,443 square feet and is initially required to make rental payments of approximately $17 thousand per month
through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term. Effective April 13, 2020, the Company leased an additional 5,584 square feet from MD Anderson. The Company is initially required to make rental payments of approximately $12 thousand per month through February 2027, subject to an annual base rent increase of approximately 3.0%
throughout the term. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments to MD Anderson.
Effective December 15, 2020, the Company leased an additional
 35,482
 square feet from MD Anderson. The Company is initially required to make rental payments of approximately
$37
thousand per month through April 2028, subject to an annual base rent increase of approximately

3.0%
throughout the term beginning in April 2023. Future rent expense incurred in Houston, will be deducted from the Company’s prepayments to MD Anderson.
The components of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2021
Operating lease cost	$381

Total lease cost	$381

Weighted-average remaining lease term (years)	6.21
Weighted-average discount rate	8.00%

2
1

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

8. Leases (Continued)

Effective June 1, 2020, the Company entered into a noncancelable lease for a period of less than a year with monthly payments of approximately $10 thousand that is not subject to right of use asset recognition under ASC 842. Effective September 1, 2020, the Company added additional space to the noncancelable lease for a period of less than a year with monthly payments now totaling approximately $15 thousand. The Company recorded approximately $0.1 million in rent expense under this short-term lease during the three months ended March 31, 2021
.
As of March 31, 2021, the maturities of the Company’s operating lease liabilities for the years ended December 31, were as follows (in thousands):

2021 (excluding the three months ended March 31, 2021)	$879
202 2	800
202 3	820
202 4	844
202 5	869
Thereafter	1,519

Total lease payments	5,731
Less: Imputed interest and adjustments	(1,231)

Present value of lease payments	$4,500

2
2

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation
The Company recognized stock-based compensation expense on all employee and non-employee
awards as follows:

	For the three months ended March 31,
(in thousands)	2021	2020
Research and development	$733	$530
General and administrative	1,464	1,410

Stock-based compensation expense	$2,197	$1,940

The Company granted an aggregate of 4,314,438 stock options during the three months ended March 31, 2021 with a weighted-average grant date fair value of $2.43 per share. The Company granted an aggregate of 896,000 stock options during the three months ended March 31, 2020 with a weighted average grant date fair value of $2.64 per share.
On March 4, 2021, the Company extended the contractual life of 216,700 fully vested stock options held by a former
director of the
Company, in conformity with prior practice. These extensions resulted in additional stock compensation expense of approximately $82 thousand
during
the three months ended March 31, 2021.
For the three months ended March 31, 2021 and 2020, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2021	2020
Risk-free interest rate	0.09 - 1.05%	0.36 - 0.39%
Expected life in years	5.50 - 6.25	5.75 - 6.25
Expected volatility	72.92 - 74.20%	73.59 - 74.18%
Expected dividend yield	0%	0%
At March 31, 2021, there were 463,333 stock options that
had been issued outside the 2012 Equity Incentive Plan, or the 2012 Plan and the 2020 Equity Incentive Plan, or the 2020 Plan. These options are excluded from the schedule below.

2
3

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation (Continued)

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2021 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	6,840,719	$3.81
Granted	4,314,438	3.79
Exercised	(352,442)	2.89
Cancelled	(84,337)	3.53

Outstanding, March 31, 2021	10,718,378	$3.83	13.40	$4,926

Options exercisable, March 31, 2021	3,562,744	$4.23	6.68	$2,176

Options exercisable, December 31, 2020	3,596,315	$4.17	6.90	$598

Options available for future grant	1,267,888

At March 31, 2021, total unrecognized compensation costs related to unvested stock options outstanding amounted to $16.0 million. The cost is expected to be recognized over a weighted-average period of 1.85 years.
A summary of the status of unvested restricted stock for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 202 0	786,280	$3.08
Granted	313,326	4.31
Vested	—	—
Cancelled	—	—

Unvested, March 31, 2021	1,099,606	$3.43

At March 31, 2021, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $2.6 million. The cost is expected to be recognized over a weighted-average period of 1.57 years.
At the Company’s annual meeting held on June 29, 2020, the shareholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which is a successor to and continuation of the 2012 Plan. The 2020 Plan had

21 million shares authorized, plus the shares remaining for issuance under the 2012 Plan. Our ability to utilize the total shares authorized under the 2020 Plan will be limited by the total number of shares authorized in our certificate of incorporation.
As a result, as of March 31, 2021,
there are 1,287,888 shares available to grant from the 2020
P
lan. No additional awards can be granted from the 2012 Plan or the Company’s 2003 Stock Option Plan.

2
4

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

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
The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board, or (FASB) Accounting Standards Codification (“ASC”) Topic 815,
Derivatives and Hedging
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
7
–
Commitments and Contingencies
for further details
.
In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. The warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones.
The Company will recognize expense on the warrant in the same manner as if the Company paid cash for services to be rendered. The Company has not recognized any expense related to the warrant as of March 31, 2021, as no work towards any of the specified clinical milestones has begun.
11. Joint Venture
On December 18, 2018, the Company entered into a Framework Agreement with TriArm pursuant to which the parties agreed to launch Eden BioCell, to lead clinical development and commercialization of certain
Sleeping Beauty-
generated
CAR-T
therapies as set forth in a separate license agreement (see Note 6).
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

2
5

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)

11. Joint Venture (Continued)
The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation
Sleeping Beauty
-generated
CAR-T
therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments related to the Company’s license agreements with MD Anderson and PGEN (see Note
7
). TriArm entered into a
m
aster
s
ervices
a
greement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm also committed to contribute an additional $25.0 million to Eden BioCell over time through the achievement of certain specified milestones. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.
As of July 5, 2019, as a result of the design and purpose of Eden BioCell, the Company determined that Eden BioCell was considered a variable interest entity, or VIE, and concluded that it is not the primary beneficiary of the VIE as it did not have the power to direct the activities of the VIE that most significantly impact its performance. Rather, the Company accounts for the equity interest in Eden BioCell under the equity method of accounting as it has the ability to exercise significant influence over the operations of Eden BioCell
.
The Company determined that Eden BioCell was not a customer and therefore, accounted for the transaction as the transfer of nonfinancial assets to be recognized at their fair value on the contribution date. The fair value of the intellectual property contributed to Eden BioCell had a de minimis value due to the early stage of the technology and the likelihood of clinical success. Due to the de minimis fair value of the intellectual property contributed, the Company did not record a gain or loss on this transaction and recognized no value for its equity-method investment.
For the three months ended March 31, 2021 and 2020, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations.
12. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued. Except as disclosed below, the Company did not have any material subsequent events that impacted its financial statements or disclosures.
On May 6, 2021, the Company announced its commitment to a plan to realign its research and development resources to wind down the clinical trials of its Controlled IL-12 program as part of the Company’s decision to allocate an increasing amount of its resources and capital to its Sleeping Beauty TCR program. Pursuant to this plan, the Company will eliminate approximately
15%
 of its existing workforce on a staggered basis over the remainder of 2021. Affected employees will be offered separation benefits, including severance payments and, in some cases, retention bonuses, along with temporary healthcare coverage assistance. Additionally, the Company is evaluating its facilities and vendor relationships utilized in the Controlled IL-12 program and the associated contractual obligations to determine the appropriate course of action and any associated charges to wind down the ongoing clinical trials. The Company estimates the severance and termination-related costs to be approximately $0.8 million and will record these charges in the second quarter of 2021.
On April 5, 2021, the Company entered into a formal separation agreement with Dr. Laurence Cooper, which resulted in the termination of Dr. Cooper’s employment as the Company’s Chief Executive Officer, effective April 9, 2021. As consideration under the separation agreement, Dr. Cooper is to receive certain severance benefits including severance pay, a restricted stock grant in lieu of Dr. Cooper’s 2020 discretionary bonus, COBRA coverage and reimbursement of legal fees. Dr. Cooper is also continuing with the Company in a scientific advisory consultant capacity to support the Company’s programs. During the three months ended March 31, 2021, the Company recorded a charge of approximately
$0.6
million related to his separation. Additional charges related to his separation and continuing consulting costs will be incurred in subsequent quarters.

2
6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form
10-Q
and the audited financial information and the notes thereto included in our Annual Report on Form
10-K,
which was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2021, or the Annual Report.
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

2
7

Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing next generation immuno-oncology platforms that leverage cell- and gene-based therapies to treat patients with cancer. We are developing platform technologies that utilize the immune system by employing innovative cell engineering and novel, controlled gene expression technologies designed to deliver safe and effective cell and gene therapies for the treatment of multiple cancer types. Our major platform and priority is referred to as Sleeping Beauty and is based on the non-viral genetic engineering of immune cells using a transposon/transposase system that is intended to stably engineer T cells outside of the body for subsequent infusion. Our second platform is referred to as Controlled IL-12 and is designed to stimulate expression of interleukin 12, or IL-12, a master regulator of the immune system, in a controlled manner to focus the patient’s immune system to more effectively attack cancer cells.
Using our Sleeping Beauty platform, we are developing T cell receptor, or TCR, T cell therapies to target neoantigens in solid tumors using two approaches, which we refer to as our “Library TCR-T Approach” and our “Personalized TCR-T Approach.” The Library TCR-T Approach uses TCRs identified from third parties that have been prepared before the patient-recipient has been identified (i.e., as off-the-shelf inventory plasmids). We then genetically modify the recipient’s own T cells to redirect specificity to public, or shared, neoantigens. The Personalized TCR-T Approach uses recipient-derived (autologous) TCRs to genetically modify the recipient’s own T cells to redirect specificity to the recipient’s private neoantigens. In our company-sponsored Phase 1/2 clinical trial, we will evaluate TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. Initially, six curated TCRs reactive to mutated KRAS and TP53 will be included in the clinical trial; however, we expect to expand the number of TCRs to be evaluated in this clinical trial. This clinical trial is being conducted in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, which will be the first site for the clinical trial.
Under our Cooperative Research and Development Agreement, the National Cancer Institute, or NCI, is conducting a Phase 2 Personalized TCR-T clinical trial to evaluate autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express private neoantigen-specific TCRs. The trial is designed to enroll patients with a broad range of solid tumors. The U.S. Food and Drug Administration, or the FDA, has cleared the investigational new drug, or IND, application submitted by the NCI for this clinical trial. However, enrollment in this clinical trial has been temporarily suspended due to issues internal to the NCI and unrelated to our technology. The progress and timeline for this trial, including the timeline for dosing patients, are under the control of the NCI.
We are developing chimeric antigen receptor, or CAR, T cell, or CAR+ T, therapies targeting CD19 on malignant B cells using our Sleeping Beauty platform. We are advancing our rapid personalized manufacture, or RPM, technology in Greater China with Eden BioCell, Ltd., or Eden BioCell, our joint venture with TriArm Therapeutics, Ltd. RPM enables small numbers of T cells to be infused as soon as the day after gene transfer which is made possible by the genetic modification of resting T cells to express CAR and membrane bound IL-15, or mbIL15. Eden BioCell is conducting a Phase 1 clinical trial in Taiwan to evaluate the safety and efficacy of Sleeping Beauty-generated CD19-specific RPM CAR+ T therapies using patient-derived (autologous) T cells in order to treat patients with relapsed or refractory CD19 + leukemias and lymphomas.
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
®
(RTS
®
).

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2021, we had a net loss of $21.6 million, and, as of March 31, 2021, we have incurred approximately $785.7 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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
Clinical and Regulatory Developments
In February 2021, the FDA cleared our company-sponsored IND application for a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers.
In April 2021, we announced the infusion of the first patient in the CD19-specific RPM CAR-T Phase 1 clinical trial being conducted in Taiwan by Eden BioCell.
We expect to close our CD19 RPM CAR-T Allogeneic Phase I clinical trial in the second or third quarter of 2021. In this trial, we had planned to infuse donor-derived T cells after allogeneic bone marrow transplantation for recipients who have relapsed with CD19+ leukemias and lymphomas.
We have begun winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. These trials examine the effect of Controlled IL-12 as a monotherapy and in combination with blockade of the immune checkpoint protein PD-1. We will continue seeking a partner for this program and have also begun exploring potential synergies between this technology and our cell therapy programs. We anticipate headcount reduction of approximately 15% related to this realignment of resources.
Appointment of Personnel
In February 2021, Heidi Hagen was appointed our Interim Chief Executive Officer, replacing Dr. Laurence Cooper, MD., Ph.D. Ms. Hagen, formerly the lead independent director on our Board of Directors, or the Board, remains a member of the Board. In connection with his departure as Chief Executive Officer, Dr. Cooper resigned as a director of the Company and remains a consultant to the Company. In connection with Ms. Hagen’s appointment, James Huang was appointed as the executive chair of the Board.
In February 2021, Robert W. Postma was appointed to the Board to serve an initial term expiring at our 2021 annual meeting of stockholders. Mr. Postma was added to the Board pursuant to a settlement agreement between us, WaterMill Asset Management Corp. and Mr. Postma.
In February 2021, Timothy Cunningham was appointed our Interim Chief Financial Officer and principal financial officer. Mr. Cunningham is a consultant to the Company, providing services pursuant to a consulting agreement between us and Danforth Advisors, LLC, a financial consultancy firm specializing in working with life sciences companies.
In March 2021, Kevin Buchi notified the Board of his intention not to stand for re-election as a director when his term expires at our 2021 annual meeting of stockholders. The size of the Board will decrease from eight to seven directors effective as of the date of Mr. Buchi’s resignation.

Financial Overview
Overview of Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Research and development expenses.
Research and development expenses during the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020	Change
($ in thousands)
Research and development	$13,336	$12,706	$630	5%
Research and development expenses for the three months ended March 31, 2021 increased by $0.6 million when compared to the three months ended March 31, 2020. The increase in research and development expenses for the three months ended March 31, 2021 is primarily due to a $5.0 million increase in headcount, stock compensation, and facilities costs and $0.9 million in increased cell therapy program costs offset by $5.3 million of decreased Controlled
IL-12
program costs.

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
We have not accumulated and tracked our internal historical research and development costs or our personnel and personnel-related costs on a program-by-program
basis. Our employee and infrastructure resources are allocated across several projects, and many of our costs are directed to broadly applicable research endeavors. As a result, we cannot state the costs incurred for each of our programs on a program-by-program
basis related to personnel and personnel related costs.
We do track our accumulated costs by program for costs incurred by outside vendors conducting research for our named clinical candidates. For the three months ended March 31, 2021, our clinical stage projects included a Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma; a Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies; a Phase 1/2 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors; and a Phase 2 clinical trial of Ad-RTS-hIL-12 with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma. The expenses incurred by us to third parties for our Phase 1 clinical trial with
Ad-RTS-IL-12
plus veledimex in progressive glioblastoma were $0.9 million for the three months ended March 31, 2021 and $14.7 million from the project’s inception in September 2015 through March 31, 2021. The expenses incurred by us to third parties for our Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR
+
T cells in patients with advanced lymphoid malignancies were zero for the three months ended March 31, 2021 and $6.2 million from the project’s inception in December 2015 through March 31, 2021. The expenses incurred by us to third parties for our Phase 1/2 clinical trial of
Ad-RTS-hIL-12
with veledimex for the treatment of pediatric brain tumors were $0.4 million for the three months ended March 31, 2021 and $2.5 million from the project’s inception in October 2017 through March 31, 2021. The expense incurred by us to third parties for our Phase 2 clinical trial of
Ad-RTS-hIL-12
with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma were $1.3 million for the three months ended March 31, 2021 and $6.7 million from the projects inception in June 2019 through March 31, 2021.
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
General and administrative expenses.
General and administrative expenses during the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020	Change
($ in thousands)
General and administrative	$8,227	$5,954	$2,273	3	8%
General and administrative expenses for the three months ended March 31, 2021 increased by $2.3 million as compared to three months ended March 31, 2020. The increase during the three months ended March 31, 2021 was primarily due to an increase of $0.7 million related to employee related expenses, $0.6 million related to expenses incurred pursuant to our separation agreement with our former Chief Executive Officer., and $1 million expenses incurred related to our expanded patent portfolio and advisory fees.
Other income, (net).
Other income, net for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020	Change
($ in thousands)
Other income, net	$9	$367	$(358)	(98%)

Total	$9	$367

Other income for the three months ended March 31, 2021 decreased by $358 thousand as compared to the three months ended March 31, 2020 due to a decrease in our cash balance and a decline in interest rates due to market fluctuations.

Liquidity and Capital Resources
Source of liquidity
We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.
To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities and collaborations. Through March 31, 2021, we have received an aggregate of $714.1 from public offerings and through sales under our
“at-the
market” offering program.
February 2020 Public Offering
On February 5, 2020, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of our common stock. The price to the public in the offering was $3.25 per share, and the underwriters agreed to purchase the shares from us pursuant to the underwriting agreement at a purchase price of $3.055 per share.
The offering was made pursuant to our effective registration statement on Form
S-3ASR
(File
No. 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $84.8 million after deducting underwriting discounts and offering expenses paid by us.
On March 10, 2020, the underwriters exercised their option to purchase an additional 1,284,025 shares. The net proceeds were approximately $3.9 million after deducting underwriting discounts and offering expenses paid by the us.
At-the-Market
Facility
In June 2019, we entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, as a sale agent pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering value of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form
S-3ASR
(File
No. 333-232283),
as previously filed with the Securities and Exchange Commission. Subject to the terms of the sales agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. The compensation to Jefferies for sales of our common stock pursuant to the sales agreement will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the sales agreement. During the three months ended March 31, 2020, we sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to the Company’s effective registration statement on Form
S-3ASR
(File
No. 333-232283)
previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by the Company. We did not sell any shares of its common stock under the at-the-market facility during the three months ended March 31, 2021.
Funding Requirements
Given our current development plans, we expect that our existing cash and cash equivalents will be sufficient to fund our current operations into the second quarter of 2022. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. In addition, we have issued or reserved for future issuance shares nearing the maximum number of shares of common stock authorized by our certificate of incorporation. If we are unable to increase the total number of authorized shares, we may be unable to effectively utilize our common stock to raise capital. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. The
COVID-19
pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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
Cash flows
The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
($ in thousands)
Net cash provided by (used in):
Operating activities	$(15,313)	$(9,906)
Investing activities	(717)	(513)
Financing activities	1,017	101,680

Net increase in cash, cash equivalents, and restricted cash	$(15,013)	$91,261

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

Net cash used in operating activities for the three months ended March 31, 2021 was $15.3 million, as compared to net cash used in operating activities of $9.9 million for the three months ended March 31, 2020. The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to our net loss of $21.6 million, the change in prepaid and other current assets of $3.2 million primarily related to the use of our funds at MD Anderson, the change in accounts payable of $2.7 million, the change in non-cash
stock-based compensation of $2.2 million, other noncurrent assets of $0.6 million, offset by the change in accrued expenses of $3.1 million and the change in receivables of $0.3 million.
Net cash used in investing activities was $0.7 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020.

Net cash provided by financing activities the three months ended March 31, 2021 was $1.0 million related to proceeds from the exercise of stock options. Net cash provided by financing activities the three months ended March 31, 2020 was $101.7 million, which included $88.7 million from the issuance of common stock in our public offering, net and $13.0 million from the issuance of common stock in our at the market offerings, net.
Operating capital and capital expenditure requirements
We anticipate that losses will continue for the foreseeable future. At March 31, 2021, our accumulated deficit was approximately $785.7 million. Our actual cash requirements will depend on and could increase significantly as a result of a number of factors, including:

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
Our working capital as of March 31, 2021 was $93.7 million, consisting of $112.7 million in current assets and $19.0 million in current liabilities. Working capital as of December 31, 2020 was $112.2 million, consisting of $130.6 million in current assets and $18.4 million in current liabilities. In May 2021, as a result of our review of our research and development portfolio, we announced the realigning of resources behind our Sleeping Beauty program. Resources currently deployed towards our Controlled IL-12 clinical program are currently being reduced, and we anticipate the realignment of resources will reduce cash expenditures on the Controlled IL-12 program.
Contractual Obligations
The following table summarizes our outstanding obligations as of March 31, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 -3 years	4 -5 years	More than 5 years
Operating leases	$5,859	$1,077	$1,628	$1,726	$1,428
CRADA	2,500	2,500	—	—	—
Royalty and license fees	3,027	350	700	450	1,527
Strategic advisory fees	500	500	—	—	—

Total	$11,886	$4,427	$2,328	$2,176	$2,955

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
On January 10, 2017, we announced the signing of a Cooperative Research and Development Agreement, or CRADA with the NCI for the development of
ACT-based
immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. In February 2019, we extended the CRADA with the NCI until January 9, 2022.
On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million.
On October 5, 2018, we entered into the License Agreement with PGEN Therapeutics, Inc. or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the agreement.
On November 27, 2020, we entered into two agreements for strategic advisory services that require us to pay $1.1 million through September 30, 2021.
Off-balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
In our Annual Report, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2021.
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
or
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2021, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on
Form 10-Q
or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. The impact of
COVID-19
may also exacerbate other risks discussed in this filing, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
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
We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2021, we had a net loss of $21.6 million, and, as of March 31, 2021, we have incurred approximately $785.7 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will require substantial increases in our expenses as we:

•	continue to undertake clinical trials for product candidates;

•	scale-up the formulation and manufacturing of our product candidates;

•	seek regulatory approvals for product candidates;

•	work with regulatory authorities to identify and address program-related inquiries;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel, including highly-skilled and experienced scientific and medical staff.
As of March 31, 2021, we have approximately $100.1 million of cash and cash equivalents. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2022 and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all.
Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, slower and/or faster than expected progress of our research and development efforts, changes in governmental regulation, competitive and technical advances, rising costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. The
COVID-19
pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.
Further, we may elect to prioritize one or more of our programs and reduce or eliminate our activities on our other programs to preserve our capital resources. Any decision to reduce or eliminate activities for a program may negatively impact the potential for the program, which could have a material adverse effect on our business. For instance, we have decided
to wind down the existing clinical programs of our Controlled
IL-12
program in 2021 and to actively explore partnership opportunities for the Controlled
IL-12
program to support its continued development. Some of these changes to our planned Controlled
IL-12
program may impact the prospects and future development of this program, including our ability to pursue later stage development or a partnership for this program.
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
S-3ASR
(File
No. 333-232283),
as previously filed with the Securities and Exchange Commission. During the year ended December 31, 2020, we issued and sold an aggregate of 2,814,673 shares of our common stock under the sales agreement for aggregate net proceeds of $13.0 million after deducting commissions and offering expenses of $0.4 million and may sell and issue approximately $80.9 million in additional shares under the sales agreement. There were no issuances during the three months ended March 31, 2021.
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
Our amended and restated certificate of incorporation authorizes us to issue 250,000,000 shares of common stock. As of April 30, 2021, there were 215,525,411 shares of common stock outstanding and an additional 33,965,938 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. We may need additional shares for business and financial purposes in the future. For example, we will need additional shares of authorized common stock to raise capital to, among other things, fund our operations, conduct and/or complete clinical trials, continue our research and development activities, seek regulatory approval for our product candidates and commercialize our product candidates. In addition, we may wish to issue additional shares in connection with entering into future strategic relationships, or acquiring other businesses, therapeutics or product candidates. Furthermore, our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel, and the lack of available unissued shares may also have an adverse impact on our to provide appropriate equity incentives to employees, officers, directors, consultants and/or advisors. If we are unable to increase the total number of authorized shares available to us, our business development and financing opportunities may be limited, and stockholder value may be harmed.
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
We initially developed our Controlled
IL-12
platform for the treatment of rGBM. Companies that sell marketed drugs for rGBM are Genentech Inc. and Roche Holding AG with Avastin (bevacizumab), a vascular endothelial growth factor directed antibody indicated for the treatment of adults with rGBM. Arbor Pharmaceuticals Inc. markets GLIADEL Wafer, which is indicated in patients with newly diagnosed high-grade malignant glioma as an adjunct to surgery and radiation and is also indicated in patients with recurrent glioblastoma multiforme as an adjunct to surgery. Additionally, Novocure has developed Optune (tumor treating fields) for newly diagnosed and recurrent glioblastoma. Several companies have product candidates in Phase 3 development for the treatment of glioblastoma, including, but not limited to, Cordgenics, LLC, Bayer AG, Kazia Therapeutics Limited, and Kintara Therapeutics, Inc. Several companies and institutions have product candidates currently in Phase 2 clinical trials, including, but not limited to, Abbvie Inc., DNAtrix Therapeutics, Istari Oncology, Karyopharm and MedImmune LLC/AstraZeneca plc, and other companies are actively developing additional products to treat brain cancer including Mustang Bio Inc. and Northwest Biotherapeutics, Inc. Other competitors with product candidates currently in Phase 2 clinical trials include AbbVie Inc.’s Depatus-M
(ABT-414)
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
*We will need to attract, recruit and hire key executives and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
We have recently experienced significant turnover among our executive team and will need to attract and hire key executives to assist us in continuing to advance our business strategy. In February 2021, our Board appointed Heidi Hagen, formerly our lead independent director, as our interim Chief Executive Officer and principal executive officer to replace Dr. Laurence J.N. Cooper. In December 2020, Satyavrat Shukla resigned from his position as our Chief Financial Officer. On February 17, 2021, we appointed Timothy Cunningham as our interim Chief Financial Officer and principal financial officer. We have commenced searches for a new Chief Executive Officer and Chief Financial Officer; however, the marketplace for attracting senior executives, particularly in the biotech industry, is competitive and identifying and hiring new executives may take several months or longer. Management transition is often difficult and inherently causes some loss of institutional knowledge. The departure of these executives or an extended delay finding replacements may adversely affect our business, financial condition, and results of operations. Our ability to execute our business strategies may also be adversely affected by the uncertainty associated with these transitions.
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

In addition, in many foreign countries, particularly the countries of the European Union, or EU, the pricing of prescription drugs is subject to government control. In some
non-U.S.
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

We previously identified a material weakness in our internal control over financial reporting for the year ended December 31, 2019, which we believe has been fully remediated as of December 31, 2020. If we have inadequately remediated this material weakness, or we otherwise fail to develop, implement and maintain an effective system of internal controls in future periods, our ability to report our financial condition or results of operations could be adversely affected and may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.
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
If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of the Annual Report for the year ended December 31, 2020.
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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1	Agreement, by and among the Registrant, WaterMill Asset Management Corp. and Robert W. Postma, dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 23, 2021).

10.2*	Consulting Agreement by and between the Registrant and Danforth Advisors LLC, effective as of January 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 5, 2021).

10.3*	Employment Agreement by and between Registrant and Heidi Hagen, dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed March 2, 2021).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
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
ZIOPHARM ONCOLOGY, INC.

By:

/s/ Heidi Hagen
Heidi Hagen
Interim Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer) Dated: May 6, 2021

By:

/s/ Timothy Cunningham
Timothy Cunningham
Interim Chief Financial Officer
(Principal Financial Officer) Dated: May 6, 2021