Form 10-Q
period 2021-06-30
ZIOPHARM ONCOLOGY INC
filed 2021-08-13
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 215,559,148 shares.

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
•
Our plans to develop and commercialize non-viral TCR T-cell as well as CAR-T therapies can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.
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

•
We have identified a material weakness in our internal controls over financial reporting as of June 30, 2021 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.
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
•
Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, limited numbers of gene therapy and cell therapy products have been approved in the United States and Europe.

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
•
Our immuno-oncology product candidates may face competition in the future from biosimilars and other developing technologies.
•
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
•
Our stock price has been, and may continue to be, volatile.

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$76,746	$115,069
Receivables	7,626	4,665
Prepaid expenses and other current assets	5,035	10,855
Total current assets	89,407	130,589
Property and equipment, net	11,606	10,231
Right of use asset	5,371	4,650
Deposits	365	130
Other non-current assets	16	745
Total assets	$106,765	$146,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$982	$960
Accrued expenses	11,846	16,589
Lease liability - current portion	765	819
Total current liabilities	13,593	18,368
Lease liability - noncurrent portion	4,891	3,995
Total liabilities	18,484	22,363
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized; 215,559,148 and 214,591,906 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	216	215
Additional paid-in capital	896,390	887,868
Accumulated deficit	(808,325)	(764,101)
Total stockholders’ equity	88,281	123,982
Total liabilities and stockholders’ equity	$106,765	$146,345

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$13,570	$12,051	$26,906	$24,757
General and administrative	9,069	6,555	17,296	12,509
Total operating expenses	22,639	18,606	44,202	37,266
Loss from operations	(22,639)	(18,606)	(44,202)	(37,266)
Other income (expense), net	(31)	10	(22)	377
Net loss	$(22,670)	$(18,596)	$(44,224)	$(36,889)
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.21)	$(0.18)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	214,426,406	212,792,403	214,191,839	206,303,586

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	215,257,674	$215	$891,081	$(785,655)	$105,641
Stock-based compensation	-	-	5,290	-	5,290
Exercise of employee stock options	10,667	-	20	-	20
Restricted stock awards	412,898	1	(1)	-	-
Cancelled restricted common stock	(122,091)	-	-	-	-
Net loss	-	-	-	(22,670)	$(22,670)
Balance at June 30, 2021	215,559,148	$216	$896,390	$(808,325)	$88,281

The accompanying notes are an integral part of the unaudited interim financial statements.

For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	$123,982
Stock-based compensation	-	-	7,486	-	7,486
Exercise of employee stock options	363,109	-	1,036	-	1,036
Restricted stock awards	726,224	1	-	-	1
Cancelled restricted common stock	(122,091)	-	-	-	-
Net loss	-	-	-	(44,224)	(44,224)
Balance at June 30, 2021	215,559,148	$216	$896,390	$(808,325)	$88,281

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY…continued

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	$214,286,337	$214	$882,541	$(702,418)	$180,337
Stock-based compensation	-	-	1,661	-	1,661
Exercise of employee stock options	5,833	-	12	-	12
Net loss	-	-	-	(18,596)	(18,596)
Balance at June 30, 2020	$214,292,170	$214	$884,214	$(721,014)	$163,414

The accompanying notes are an integral part of the unaudited interim financial statements.

For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	181,803,320	$182	$778,953	$(684,125)	$95,010
Stock-based compensation	-	-	3,601	-	3,601
Exercise of employee stock options	8,166	-	16	-	16
Issuance of restricted common stock	555,900	1	(1)	-	-
Issuance of common stock in connection with a public offering, net of commissions and expense of $5.9 million	29,110,111	29	88,632	-	88,661
Issuance of common stock in connection with an at the market offering, net of commissions of $0.4 million	2,814,673	2	13,013	-	13,015
Net loss	-	-	-	(36,889)	(36,889)
Balance at June 30, 2020	214,292,170	$214	$884,214	(721,014)	163,414

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,224)	$(36,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,219	390
Stock-based compensation	7,486	3,601
(Increase) decrease in:
Receivables	(2,961)	(742)
Prepaid expenses and other current assets	5,820	6,838
Right of use asset	(721)	389
Other noncurrent assets	493	(634)
Increase (decrease) in:
Accounts payable	22	176
Accrued expenses	(4,742)	3,320
Lease liabilities	843	(361)
Net cash used in operating activities	(36,765)	(23,912)
Cash flows from investing activities:
Purchases of property and equipment	(2,594)	(4,000)
Net cash used in investing activities	(2,594)	(4,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,036	16
Issuance of common stock in connection with a public offering, net	-	88,661
Issuance of common stock in connection with at the market offerings, net	-	13,015
Net cash provided by financing activities	1,036	101,692
Net increase in cash and cash equivalents, and restricted cash	(38,323)	73,780
Cash and cash equivalents, beginning of period	115,069	79,741
Cash and cash equivalents, end of period	$76,746	$153,521
Supplementary disclosure of cash flow information:
Accounts included in accrued expenses and accounts payable related to property and equipment	$258	$1,026

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

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts. In May 2021, the Company announced that it will be winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. The Company will continue to seek a partner for this program and have also begun exploring potential synergies between this technology and our cell therapy programs. Costs incurred during the three and six months ended June 30, 2021 under the program wind down have been immaterial. The Company’s fiscal year ends on December 31.

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2021, the Company had approximately $76.7 million of cash and cash equivalents. The Company’s accumulated deficit at June 30, 2021 was approximately $808.3 million. Given its current development plans, the Company anticipates cash resources at June 30, 2021, plus the $25.0 million gross debt proceeds raised in August 2021, will be sufficient to fund operations into the fourth quarter of 2022. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

The Company’s amended and restated certificate of incorporation authorizes it to issue 350,000,000 shares of common stock. As of July 31, 2021, there were 215,559,148 shares of common stock outstanding and an additional 34,088,731 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

The results disclosed in the statements of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year 2021.

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
•
Fair value measurements of stock-based compensation; and
•
Income taxes.

Impact of COVID-19 Pandemic

With the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business and operations. The Company continues to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and its employees, as well as its operations and the operations of its business partners and healthcare communities. In response to the COVID-19 pandemic, the Company has implemented policies at its locations to mitigate the risk of exposure to COVID-19 by its personnel, including restrictions on the number of staff in any given research and development laboratory and a work-from-home policy for non-laboratory functions, along with encouraging voluntary vaccination and voluntary sharing of vaccination data. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued. Except as disclosed below, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

On August 6, 2021, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones are met by August 31, 2022. Interest on the term loan is payable monthly in arrears at an annual interest rate of the greater of 7.75% or the prime rate plus a margin of 4.5%. The term loan amortization date is April 1, 2022; provided, however, if the Company raises $50M in funding on or prior to March 31, 2022, the term loan first payment date shall automatically be extended to September 1, 2022. Further, if the Company raised $50M on or prior to March 31, 2022 and an additional $50M on or prior to August 31, 2022, the term loan amortization shall automatically be extended to September 1, 2023. The term loan maturity date is March 1, 2023; provided, however, if Company achieves the funding milestones, the term loan maturity date shall automatically be extended to August 1, 2025. There is a final payment due of 5.75%. The Company granted a warrant at the closing to purchase 432,843 shares at $2.22 per share. The Company will grant a similar warrant if it draws the second $25.0 million tranche.

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

During the six months ended June 3, 2020, the Company sold an aggregate of 2,814,673 shares of its common stock at an average price of $4.77 per share under the ATM program. The net proceeds from sales under the ATM program were approximately $13.0 million after deducting underwriting discounts.

During the six months ended June 30, 2021, there were no sales under the Company’s ATM program.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report except as noted below.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The adoption did not have a material impact on the Company’s financial statements.

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

Assets and liabilities, measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$71,809	$71,809	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$75,990	$75,990	$—	$—

The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.

5. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, inducement stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock consisted of the following as of June 30, 2021 and 2020, respectively:

	June 30,
	2021	2020
Stock options	10,186,829	6,561,513
Inducement stock options	463,333	863,333
Unvested restricted stock	1,065,175	1,354,306
Warrants	22,272,727	22,272,727
	33,988,064	31,051,879

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

During the six months ended June 30, 2021 and 2020, the Company did not make any payments to MD Anderson. The total aggregate payments made in connection with this agreement have been $41.9 million since inception. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $1.8 million, which is included in prepaid expenses and other current assets. The classification is based on management’s current estimate of plans to utilize the prepaid balance and is subject to revision on a quarterly basis. At June 30, 2021 and December 31, 2020, the Company had accounts receivable due from MD Anderson of $7.6 million and $4.7 million, respectively.

Collaboration with Vineti Inc.

On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc., or Vineti. Pursuant to the agreements, Vineti is developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s TCR-T clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and the Interim Chief Executive Officer on February 25, 2021, is a co-founder and former officer, of Vineti. During the three and six months ended June 30, 2021, the Company recorded expenses of approximately $0.1 million and $0.3 million for services performed by Vineti, respectively.

Joint Venture with TriArm Therapeutics/Eden Biocell

On December 18, 2018, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, pursuant to which the parties agreed to launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain

Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement. Eden BioCell is a joint venture in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm has contributed $10.0 million to Eden BioCell. TriArm also manages all clinical development in the territory pursuant to a Master Services Agreement between TriArm and Eden BioCell. James Huang, who became a director of the Company in July 2020, Chairman of the Board of Directors in January 2021 and Executive Chairman in February 2021, was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang also serves as a member of Eden BioCell’s Board of Directors.

For the six months ended June 30, 2021 and 2020, Eden Biocell incurred a net loss and the Company continues to have no commitment to fund its operations.

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

In consideration of the licenses and other rights granted by PGEN, the Company pays PGEN an annual license fee of $0.1 million. The Company did not have any annual license expenses for the three and six months ended June 30, 2021 and 2020.

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

During the three months ended June 30, 2021 and June 30, 2020 there were no expenses for services performed by PGEN. During the six months ended June 30, 2021 there were $0.1 million of expenses for services performed by PGEN and no expenses incurred during the six months ended June 30, 2020. As of June 30, 2021, the Company did not have any outstanding liabilities related to services performed by PGEN. As of December 31, 2020, the Company had $0.1 million in accrued expenses related to services for amounts due to PGEN.

License Agreement—The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Precigen, entered into the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with Precigen, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who was the Company’s Chief Executive Officer from May 2015 to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson. On February 25, 2021, the Company announced that Dr. Cooper was stepping down from his role as Chief Executive Officer and as a member of the Board of Directors, but will be remaining with the Company in a scientific advisory consulting role to support the Company's operations. Under the of a Separation Agreement, in exchange for a release of claims and certain post-employment covenants and in lieu of any severance benefits under his employment agreement, Dr. Cooper is entitled to receive continuing payments of his base salary and COBRA premiums for a period of 18 months, a cash payment $143,250, representing a pro-rata target amount of his annual performance bonus for 2021, a fully-vested restricted stock award with a grant value of $917,000, equivalent to the 2020 annual bonus Dr. Cooper would have been entitled to had his employment not terminated, and certain limited reimbursements for legal fees and housing. Dr. Cooper is not entitled to any equity acceleration in connection with his separation, however his equity awards are eligible to continue to vest pursuant to their terms based on his consulting services to the Company .Additionally, under Dr. Cooper's consulting agreement, he may earn consulting fees in amounts of up to $0.6 million for the first year and $0.3 million for each of the following two years and is also eligible for reimbursement of reasonable out-of-pocket business expenses.

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

During the three and six months ended June 30, 2021 and 2020, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs is $1.8 million, which is included in prepaid expenses and other current assets on the Company’s balance sheet at June 30, 2021. There were also accounts receivable of $7.6 and $4.7 million due from MD Anderson at June 30, 2021 and December 31, 2020, respectively.

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

The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs incurred starting after January 1, 2021 under the 2019 Agreement. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s TCR products. No costs have been incurred under this agreement as of June 30, 2021.

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

Pursuant to the terms of the Patent License, the Company is required to pay the NCI a cash payment in the aggregate amount of $1.5 million, payable in $0.5 million installments within sixty days, six-months, and the twelve-month anniversary of the effective date of the agreement of the Patent License. The $1.5 million was paid as of December 31, 2020.

On January 8, 2020, the Company entered into an amendment to the Patent License which expanded the TCR library to include additional TCRs reactive to mutated KRAS and TP53.

The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. This payment was expensed during the first quarter of 2021.

On September 28, 2020, the Company entered into a second amendment to the patent license agreement which expanded the TCR library to include additional TCRs.

On April 16, the Company entered into a third amendment to the patent license agreement which modified the terms governing termination, modification and surrender of rights under the license.

On  May 4, 2021, the Company entered into a fourth amendment to the patent license agreement which expanded the TCR library to include additional TCRs.

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of the Company’s first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License, which has not been met at June 30, 2021.

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

During the three and six month periods ended June 30, 2021, the Company expensed $0.1 million and $0.3 million related to the patent services under this agreement. The Company did not incur expenses related to patent services during the three and six month periods ended June 30, 2020. Additionally, the Company recorded $0.3 million in accrued expenses as of June 30, 2021 related to patent services.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a CRADA, with the NCI for the development of adoptive cell transfer, or ACT,-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. The Company recorded $1.3 million of expense for both six-month periods ended June 30, 2021 and 2020 and $0.6 million of expenses for both three-month periods ended June 30, 2021 and 2020 respectively.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. No amounts were accrued or paid during the three or six months ended June 30, 2021 and 2020.

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

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the license agreement with the Licensors. No amounts were received during the three or six months ended June 30, 2021 and 2020.

Collaboration with KBI

On July 9, 2020, the Company entered into a master service agreement and statement of work with KBI Biopharma, a contract manufacturing organization serving the biotechnology industry, including cell therapy.  Pursuant to the agreements, KBI will provide cGMP cell therapy manufacturing and testing for the Company’s library TCR-T cell clinical program.

Collaboration with Aldevron

On March 3, 2019, the Company entered into a master services agreement with Aldevron, a plasmid DNA manufacturer. On June 25, 2020 Aldevron announced an agreement for Aldevron to produce DNA plasmids under their neoGMP® service to be utilized in the manufacture of the Company’s TCR-T cell therapies for treatment of solid tumors.

8. Leases

In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in Boston, Massachusetts, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of June 30, 2021 and December 31, 2020, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston, Texas, at MD Anderson. Under the terms of the Houston lease agreement, the Company leased approximately 210 square feet and were required to make rental payments at an average monthly rate of approximately $1 thousand. This lease was terminated effective March 31, 2020.

On January 30, 2018, the Company entered into a lease agreement, or the First Houston Lease, for office space in Houston, Texas at MD Anderson through April 2021. On March 12, 2019, the Company entered into a lease agreement, or the Second Houston Lease, for additional office space in Houston through April 2021. Under the terms of the First Houston Lease agreement, the Company leases approximately 1,038 square feet and is required to make rental payments at an average monthly rate of approximately $2 thousand through April 2021. Under the terms of the Second Houston Lease, the Company leases from MD Anderson, approximately 8,443 square feet and is initially required to make rental payments of approximately $17 thousand per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term. Effective April 13, 2020, the Company leased an additional 5,584 square feet from MD Anderson. The Company is initially required to make rental payments of approximately $12 thousand per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term. All future rent expense incurred in Houston, will be deducted from the Company’s prepayments to MD Anderson.

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

On April 22, 2021, the Company extended its lease for a 9,800 square foot portion of its corporate office headquarters in Boston. The renewal for its corporate office headquarters was originally set to expire on August 31, 2021, but has now been extended through August 2026. Under the terms of the renewal, the Company is required to make rental payments of approximately $26 thousand per month.

The components of lease expense were as follows:

	Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$380	$236	$761	$471
Total lease cost	$380	$236	$761	$471
Weighted-average remaining lease term (years)	6.00	4.36	6.00	4.36
Weighted-average discount rate	8.00%	8.00%	8.00%	8.00%

Effective June 1, 2020, the Company entered into a noncancelable lease for a period of less than a year with monthly payments of approximately $10 thousand that is not subject to right of use asset recognition under ASC 842. Effective September 1, 2020, the Company added additional space to the noncancelable lease for a period of less than a year with monthly payments now totaling approximately $15 thousand. Rent expense during the three and six months ended June 30, 2021 was $5 thousand. As of June 30, 2021, this lease has been terminated and the Company has no further obligation.

As of June 30, 2021, the maturities of the Company’s operating lease liabilities for the years ended December 31, were as follows (in thousands):

2021 (excluding the six months ended June 30, 2021)	$617
2022	1,102
2023	1,132
2024	1,166
2025	1,201
Thereafter	1,873
Total lease payments	7,091
Less: Imputed interest and adjustments	(1,435)
Present value of lease payments	$5,656

9. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	847	535	1,580	1,065
General and administrative	4,443	1,126	5,906	2,536
Stock-based compensation expense	$5,290	$1,661	$7,486	$3,601

The Company granted an aggregate of 41,500 and 4,395,438 stock options during the three and six months ended June 30, 2021 with a weighted-average grant date fair value of $2.27 and $2.44 per share, respectively. The Company granted an aggregate of 153,000 and 1,049,000 stock options during the three and six months ended June 30, 2020 with a weighted-average grant date fair value of $1.99 and $2.55 per share, respectively.

On March 4, 2021, the Company extended the contractual life of 216,700 fully vested stock options held by a former director of the Company. On April 5, 2021, the Company extended the contractual life of 751,371 stock options and accelerated the vesting of 226,889 shares of restricted stock held by a former officer of the Company. On April 29, 2021, the Company extended the contractual life of 10,417 vested and 167,023 unvested stock options and accelerated the vesting of 4,137 shares of restricted stock held by a former director. On May 17, 2021, the Company extended the contractual life of 347,267 vested stock options held by a former officer of the Company. These extensions resulted in additional stock compensation expense of approximately $1.9 million and $2.0 million during the three and six months ended June 30, 2021, respectively.

For the three months ended June 30, 2021 and 2020, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.15%	0.43 - 0.60%	0.09-1.15%	0.43 - 1.68%
Expected life in years	6.25	6-6.25	5.50 - 6.25	6 - 6.25
Expected volatility	74.08%	73.10 - 73.90%	72.92 -74.80%	71.11 - 73.74%
Expected dividend yield	—%	—%	—%	—%

At June 30, 2021, there were 463,333 stock options that had been issued outside the 2012 Equity Incentive Plan, or the 2012 Plan and the 2020 Equity Incentive Plan, or the 2020 Plan. These options are excluded from the schedule below.

Stock option activity under the Company’s stock option plans for the three months ended June 30, 2021 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	6,840,719	$3.81
Granted	4,395,438	3.79
Exercised	(363,109)	2.86
Cancelled	(686,219)	3.86
Outstanding, June 30, 2021	10,186,829	$3.83	8.27	$899
Options exercisable, June 30, 2021	4,970,314	$4.13	7.23	$771
Options exercisable, December 31, 2020	3,596,315	$4.17	6.90	$598
Options available for future grant	1,427,152

At June 30, 2021, total unrecognized compensation costs related to unvested stock options outstanding amounted to $11.3 million. The cost is expected to be recognized over a weighted-average period of 1.82 years.

A summary of the status of unvested restricted stock for the three months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	786,280	$3.08
Granted	726,224	3.75
Vested	(325,238)	3.58
Cancelled	(122,091)	3.61
Unvested, June 30, 2021	1,065,175	$3.32

At June 30, 2021, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $2.2 million. The cost is expected to be recognized over a weighted-average period of 1.68 years.

At the Company’s annual meeting held on June 29, 2020, the shareholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which is a successor to and continuation of the 2012 Plan. The 2020 Plan had 21 million shares authorized, plus the shares remaining for issuance under the 2012 Plan. Our ability to utilize the total shares authorized under the 2020 Plan will be limited by the total number of shares authorized in our certificate of incorporation. As a result, as of June 30, 2021, there are 1,427,152 shares available to grant from the 2020 Plan. No additional awards can be granted from the 2012 Plan or the Company’s 2003 Stock Option Plan.

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

The Company assessed whether the warrants require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board, or (FASB) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

On October 22, 2019, the Company entered into the 2019 Agreement with MD Anderson. Refer to Note 7 – Commitments and Contingencies for further details. In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. The warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the warrant in the same manner as if the Company paid cash for services to be rendered. The Company has not recognized any expense related to the warrant as of June 30, 2021, as no work towards any of the specified clinical milestones has begun.

11. Joint Venture

On December 18, 2018, the Company entered into a Framework Agreement with TriArm pursuant to which the parties agreed to launch Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement (see Note 6).

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

The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments related to the Company’s license agreements with MD Anderson and PGEN (see Note 7). TriArm entered into a master services agreement with Eden BioCell and contributed $10.0 million of cash on the closing date. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.

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

In March 2021 and as announced by the Company in April 2021, Eden BioCell, the Company’s Joint Venture in Taiwan with Tri-Arm Therapeutics, began treating patients in a clinical trial with the Company’s investigational CD19 RPM CAR-T cell therapy, under the IND cleared by the Taiwan FDA in December. Two patients have now been treated in this trial. The lead investigator at National Taiwan University in Taipei, has reported no serious adverse safety events in either of these patients. Laboratory results continue to support, as previously published, that non-viral Sleeping Beauty gene transfer is effective in genetically modifying autologous T-cells. Patients were infused two days after gene transfer, thus shortening the turnaround time and demonstrating an advantage over viral methods.

Based on laboratory data from the first two patients generated between March and May 2021, the Tri-Arm/Eden team concluded, in concert with the investigator and the team at Ziopharm, that further process development work is required. This additional work will optimize and refine the manufacturing process in order to more consistently manufacture product in the desired clinical dose range seeking to be studied.

The Tri-Arm/Eden team, per the terms of the JV agreement, will undertake the necessary process development work before infusing additional patients. This will take an unspecified amount of time. Additionally, the ongoing COVID outbreak in Taiwan presents additional uncertainty to the timeline, as the operational activities in the manufacturing suite are currently slowed due to employee restrictions related to the pandemic. These restrictions are impacting clinical trials broadly in Taiwan.

For the three and six months ended June 30, 2021 and 2020, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations.

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

Our Controlled IL-12 platform is based on an engineered replication-incompetent adenovirus, referred to as Ad-RTS-hIL-12, plus veledimex as a gene delivery system to conditionally produce IL-12, a potent, naturally occurring anti-cancer protein, to treat patients with solid tumors. Our Controlled IL-12 platform allows us to deliver IL-12 in a tunable dose as the cytokine is under transcriptional control of the RheoSwitch Therapeutic System®(RTS ®).

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2021, we had a net loss of $44.2 million, and, as of June 30, 2021, we have incurred approximately $808.3 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

The ongoing COVID-19 global pandemic has presented a significant health and economic challenge around the world and is affecting our employees, partners and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. We have implemented work-from-home policies for non-laboratory functions in response to the COVID-19 pandemic. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to work with our partners to mitigate the impact the COVID-19 pandemic is having on our business.

Clinical, Manufacturing, Scientific, and Regulatory Developments

In February 2021, the FDA cleared our company-sponsored IND application for a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. The screening study is now open and we are actively identifying patients who may be eligible for our sponsored clinical treatment trial. We anticipate dosing of the first patient in the clinical treatment study in the second half of 2021.

The clinical treatment trial will be opened for enrollment once clinical manufacturing readiness has been established.  During 2020, we successfully transferred the manufacturing process to KBI, a contract manufacturing organization with cGMP cell therapy manufacturing facilities in The Woodlands, TX.  TCR-T batch data generated at both KBI and Ziopharm’s own laboratory were the basis of the CMC portion of the IND filing. KBI is working to complete the process qualification and aseptic process validation to facilitate clinical manufacturing.  In addition, Ziopharm has been working to build and open its own cGMP clinical production unit (CPU).  Commissioning of the CPU, as well as aseptic process validation, were completed in the last quarter. The company is completing process qualification which will support the opening of the facility in the fourth quarter of 2021 to manufacture TCR-T cells for the clinical trial.

We continue to qualify TCRs in its library and will amend the IND at the appropriate time to include these additional TCRs. We expect that the additional TCRs will expand the potential utility and applicable patient population for the Library and may include additional KRAS and / or TP53 mutations or other genetic hotspots associated with solid tumors such as EGFR.  The Company plans on providing a comprehensive update on the Library later this year, including plans to expand the number of TCRs in the Library.

During the second quarter of 2021, we presented a poster at the annual American Association of Cancer Research (AACR) meeting, entitled “Hotspot mutations in KRAS and TP53 targeted by TCR-T cells genetically modified with the Sleeping Beauty transposon/transposase system”. The poster highlighted preclinical work regarding our TCR-T program and demonstrated that multiple TCRs with unique specificities targeting recurrent p53 and KRAS substitutions in frequent HLA haplotypes could be stably expressed using Sleeping Beauty transposition to re-direct peripheral blood T-cells towards tumor cells.

In March 2021 and as announced by in April 2021, Eden BioCell, our Joint Venture in Taiwan with Tri-Arm Therapeutics, began treating patients in a clinical trial with our investigational CD19 RPM CAR-T cell therapy, under the IND cleared by the Taiwan FDA in December. Two patients have now been treated in this trial. The lead investigator at National Taiwan University in Taipei, has reported no serious adverse safety events in either of these patients. Laboratory results continue to support, as previously published, that non-viral Sleeping Beauty gene transfer is effective in genetically modifying autologous T-cells. Patients were infused two days after gene transfer, thus shortening the turnaround time and demonstrating an advantage over viral methods.

Based on laboratory data from the first two patients generated between March and May 2021, the Tri-Arm/Eden team concluded, in concert with the investigator and the team at Ziopharm, that further process development work is required. This additional work will optimize and refine the manufacturing process in order to more consistently manufacture product in the desired clinical dose range seeking to be studied.

The Tri-Arm/Eden team, per the terms of the JV agreement, will undertake the necessary process development work before infusing additional patients. This will take an unspecified amount of time. Additionally, the ongoing COVID outbreak in Taiwan presents additional uncertainty to the timeline, as the operational activities in the manufacturing suite are currently slowed due to employee restrictions related to the pandemic. These restrictions are impacting clinical trials broadly in Taiwan.

The structure of the Joint Venture, which is 100% financially supported via investment from Tri-Arm, is beneficial, because it allows us to continue to focus all efforts and capital on the TCR program, which is the focus of our strategy and represents much larger potential commercial opportunity. Our resources continue to be prioritized on our TCR program.

As previously described, the TCR and CAR-T processes are distinctly different and have followed very different process development pathways. While both involve Sleeping Beauty gene transfer, the constructs, and manufacturing processes are very distinct. Additionally, the TCR-T clinical program is investigating treatment of a range of solid tumors whereas the CAR-T program has been focused on hematological malignancies.

MD Anderson has closed the CD19 RPM CAR-T Allogeneic Phase I clinical trial and withdrew the IND as of June 2021.

We are winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. These trials examine the effect of Controlled IL-12 as a monotherapy and in combination with blockade of the immune checkpoint protein PD-1. We will continue seeking a partner for this program and have also begun exploring potential synergies between this technology and our cell therapy programs.

Appointment of Personnel

In March 2021, Kevin Buchi notified the Board of his intention not to stand for re-election as a director when his term expires at our 2021 annual meeting of stockholders on May 19, 2021. The size of the Board decreased from eight to seven directors effective as of the date of Mr. Buchi’s resignation.

 Financial Overview

Overview of Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Research and development expenses. Research and development expenses during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
Research and development	$13,570	$12,051	$1,519	13%	$26,906	$24,757	$2,149	9%

Research and development expenses for the three months ended June 30, 2021 increased by $1.5 million when compared to the three months ended June 30, 2020. The increase in research and development expenses for the three months ended June 30, 2021 is primarily due to a $3.0 million increase in headcount, stock compensation, and facilities costs related to the expansion of personnel focused on TCR efforts and commissioning of our cGMP CPU as well as an increase of $2.2 million of Cell Therapy program related costs. The increase in employee and build-out costs was offset by a reduction of approximately $3.7 million in reduced third party costs as we wind down our Controlled IL-12 program.

Research and development expenses for the six months ended June 30, 2021 increased by $2.1 million when compared to the six months ended June 30, 2020. The increase in research and development expenses for the six months ended June 30, 2021 is primarily due to a $6.4 million increase in headcount, stock compensation, and facilities costs related to the expansion of personnel focused on TCR efforts and commissioning of our cGMP CPU and an increase of $3.0 million related to Cell Therapy costs. The $9.4 million dollar increase was offset by approximately $7.3 million of decreased Controlled IL-12 program costs.

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

We do track our accumulated costs by program for costs incurred by outside vendors conducting research for our named clinical candidates. For the three months ended June 30, 2021, our clinical stage projects included a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of long cholangiocarinoma, pancreatic, colorectal and gynecological cancers, a Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; a Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; a Phase 1/2 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors; and a Phase 2 clinical trial of Ad-RTS-hIL-12 with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma. The expenses incurred by us to third parties for our Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of long cholangiocarinoma, pancreatic, colorectal and gynecological cancers were $4.4 million for the three months ended June 30, 2021 and $7.0 million from the project’s inception in February 2021 through June 30, 2021. The expense incurred by us to third parties for our Phase 2 clinical trial of Ad-RTS-hIL-12 with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma were zero for the three months ended June 30, 2021 and $6.7 million from the projects inception in June 2019 through June 30, 2021. The expenses incurred by us to third parties for our Phase 1/2 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors were $0.2 million for the three months ended June 30, 2021 and $2.7 million from the project’s inception in October 2017 through June 30, 2021. The expenses incurred by us to third parties for our Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma were zero for the three months ended June 30, 2021 and $14.6 million from the project’s inception in September 2015 through June 30, 2021. The expenses incurred by us to third parties for our Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies were zero for the three and six months ended June 30, 2021 and $6.2 million from the project’s inception in December 2015 through June 30, 2021.

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
•
The length of time and cost to develop and optimize manufacturing processes;
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

General and administrative expenses. General and administrative expenses during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
General and administrative	$9,069	$6,555	$2,514	38%	$17,296	$12,509	$4,787	38%

General and administrative expenses for the three months ended June 30, 2021 increased by $2.5 million as compared to three months ended June 30, 2020. The increase during the three months ended June 30, 2021 was primarily due to increases related to employee related expenses including noncash stock compensation expense pursuant to our separation agreement with our former Chief Executive Officer.

General and administrative expenses for the six months ended June 30, 2021 increased by $4.8 million as compared to six months ended June 30, 2020. The increase during the six months ended June 30, 2021 was primarily due to an increase of $3.6 million related to employee related expenses, $0.9 million related employee-related separation expenses, and $0.2 million expenses incurred related to consulting service costs.

Other income (expense), net. Other income, net for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
Other income (expense), net	$(31)	$10	$(41)	(410)%	$(22)	$377	$(399)	(106)%
Total	$(31)	$10			$(22)	$377

Other income (expense) for the three and six months ended June 30, 2021 decreased as compared to the three and six months ended June 30, 2020 due to a decrease in our cash balance and a decline in interest rates due to market fluctuations.

Liquidity and Capital Resources

Source of liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through June 30, 2021, we have received an aggregate of $714.1 million from public offerings and through sales under our “at-the market” offering program.

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

At-the-Market Facility

In June 2019, we entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, as a sale agent pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering value of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission. Subject to the terms of the sales agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. The compensation to Jefferies for sales of our common stock pursuant to the sales agreement will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the sales agreement. During the six months ended June 30, 2020, we issued and sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by us. We did not sell any shares of its common stock under the at-the-market facility during the three months ended June 30, 2021.

Term Loan

On August 6, 2021, the Company entered into a credit and security agreement with a lender (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones are met by August 31, 2022. Interest on the term loan is payable monthly in arrears at an annual interest rate of the greater of 7.75% or the prime rate plus a margin of 4.5%. The term loan amortization date is April 1, 2022; provided, however, if the Company raises $50M in funding on or prior to March 31, 2022, the term loan first payment date shall automatically be extended to September 1, 2022. Further, if the Company raised $50M on or prior to March 31, 2022 and an additional $50M on or prior to August 31, 2022, the term loan amortization shall automatically be extended to September 1, 2023. The term loan maturity date is March 1, 2023; provided, however, if Company achieves the funding milestones, the term loan maturity date shall automatically be extended to August 1, 2025. There is a final payment due of 5.75%. The Company granted a warrant at the closing to purchase 432,843 shares at $2.22 per share. The Company will grant a similar warrant if it draws the second $25.0 million tranche.

Funding Requirements

Given our current development plans, we expect that our existing cash and cash equivalents, plus the $25.0 million gross debt proceeds raised in August 2021, will be sufficient to fund our current operations into the fourth quarter of 2022. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. In addition, we have issued or reserved for future issuance shares nearing the maximum number of shares of common stock authorized by our certificate of incorporation. If we are unable to increase the total number of authorized shares, we may be unable to effectively utilize our common stock to raise capital. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Cash flows

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the three months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change
($ in thousands)
Net cash provided by (used in):
Operating activities	$(36,765)	$(23,912)	$(12,853)
Investing activities	(2,594)	(4,000)	1,406
Financing activities	1,036	101,692	(100,656)
Net increase in cash, cash equivalents, and restricted cash	$(38,323)	$73,780	$(112,103)

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

Net cash used in operating activities for the six months ended June 30, 2021 was $36.8 million, as compared to net cash used in operating activities of $23.9 million for the six months ended June 30, 2020. The net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $44.2 million, the decrease in prepaid and other current assets of $5.8 million offset by an increase in receivables of $3.0 million related to the use of our funds at MD Anderson, the change in accrued expenses of $4.8 million, the change in non-cash stock-based compensation of $7.5 million, and increase in lease liabilities of $0.8 million.

Net cash used in investing activities was $2.6 million for the six months ended June 30, 2021 compared to $4.0 million for the six months ended June 30, 2020.

Net cash provided by financing activities the six months ended June 30, 2021 was $1.0 million related to proceeds from the exercise of stock options. Net cash provided by financing activities the six months ended June 30, 2020 was $101.7 million, which included $88.7 million from the issuance of common stock in our public offering, net and $13.0 million from the issuance of common stock in our at the market offerings, net.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At June 30, 2021, our accumulated deficit was approximately $808.3 million. Our actual cash requirements will depend on and could increase significantly as a result of a number of factors, including:

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

Our working capital as of June 30, 2021 was $75.8 million, consisting of $89.4 million in current assets and $13.6 million in current liabilities. Working capital as of December 31, 2020 was $112.2 million, consisting of $130.6 million in current assets and $18.4 million in current liabilities. In May 2021, as a result of our review of our research and development portfolio, we announced the realigning of resources behind our Sleeping Beauty program. Resources currently deployed towards our Controlled IL-12 clinical program are currently being reduced, and we anticipate the realignment of resources will reduce cash expenditures on the Controlled IL-12 program.

Contractual Obligations

The following table summarizes our outstanding obligations as of June 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 -3 years	4 -5 years	More than 5 years
Operating leases	$7,091	$1,165	$2,263	$2,402	$1,261
Royalty and license fees	3,027	350	700	450	1,527
Strategic advisory fees	1,375	1,375	-	-	-
Total	$11,493	$2,890	$2,963	$2,852	$2,788

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and laboratory and office space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the lease for our corporate headquarters in

Boston, MA through August 31, 2021. On April 22, 2021, we extended our lease for a portion of office space currently held at our corporate office headquarters in Boston. The renewal of the portion of our corporate office headquarters was originally set to expire on August 31, 2021, but has now been extended through August 31, 2026.

On January 30, 2018, we entered into a lease agreement for office space in Houston, TX at MD Anderson through April 2021. On March 12, 2019, we entered into a lease agreement for additional office space in Houston through April 2021. On October 15, 2019, we entered into another lease agreement for additional office and lab space in Houston through February 2027. On April 13, 2020, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027. On June 1, 2020, we entered into a short-term lease in Houston for office and laboratory space. On September 1, 2020, we entered an additional short-term lease in Houston for additional office and laboratory space. On December 15, 2020, we entered into another lease for additional office and laboratory space in Houston through April 2028.

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

On November 27, 2020, we entered into two agreements for strategic advisory services that require us to pay $1.5 million through the end of the service period, concluding in September 2021.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

In our Annual Report, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

At June 30, 2021, we identified a material weakness in our internal controls over financial reporting relating to the reconciliation and review of our accounts in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s interim or annual financial statements will not be prevented or detected on a timely basis. Specifically, our identified material weakness existing in our financial reporting process relates to the lack of sufficient accounting resources to execute certain controls related to the reconciliation and review of accounts in a timely manner. The material weakness had no impact on any amounts reported in the financial statements for the quarter ended June 30, 2021 or for any previous period.

Remediation Efforts to Address Material Weakness

We currently are preparing a remediation plan to address the underlying cause of the material weakness described above. We expect that the remediation plan will include, among other things, reassessing the design and operation of the internal controls over our financial statement close process and the related accounting staffing levels and experience and designing and implementing effective internal controls related to reconciliation and review of our accounts. The material weakness had no impact on any amounts reported in the financial statement for the quarter ended June 30, 2021 or for any previous period. Management is committed to remediating the material weakness in a timely manner.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of June 30, 2021. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-5 and 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have implemented work-from-home policies for non-laboratory functions. The effects of our work-from-home policies and travel restrictions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2021, we had a net loss of $44.2 million, and, as of June 30, 2021, we have incurred approximately $808.3 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of June 30, 2021, we have approximately $76.7 million of cash and cash equivalents. Given our current development plans, we anticipate our cash resources, plus the $25.0 million gross debt proceeds raised in August 2021,will be sufficient to fund our operations into the fourth quarter of 2022 and we have no committed sources of additional capital at this time.  The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all.

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

In June 2019, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, or Jefferies, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission. During the year ended December 31, 2020, we issued and sold an aggregate of 2,814,673 shares of our common stock under the sales agreement for aggregate net proceeds of $13.0 million after deducting commissions and offering expenses of $0.4 million and may sell and issue approximately $80.9 million in additional shares under the sales agreement. There were no issuances during the three or six months ended June 30, 2021.

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

*We have identified a material weakness in our internal control as of June 30, 2021 and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

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

In connection with the review of our consolidated financial statements as of and for the quarter ended June 30, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness was related to the reconciliation and review of our accounts in a timely manner. Specifically, our identified material weakness existing in our financial reporting process relates to the lack of sufficient accounting resources to execute certain controls related to the reconciliation and review of accounts in a timely manner.

We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

We cannot assure you that any measures we are taking or may take in the future will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. We also previously had a material weakness identified for the year ended December 31, 2019, which was fully remediated as of December 31, 2020. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

*Our plans to develop and commercialize non-viral adoptive cellular therapies such as TCR therapies and CAR T-cell can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

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

Our genetically engineering T-cell programs face significant competition in the CAR and TCR technology space from multiple companies and their collaborators. Three such companies, Novartis International AG (Kymriah®), Kite Pharma Inc./Gilead Sciences, Inc. (Yescarta®) and Bristol-Myers Squibb Company (Breyanzi®), have now commercialized autologous CAR+ T cells against CD19. Additional companies developing autologous CAR+ T targets include Bristol-Myers Squibb Company, Precigen, Inc., bluebird bio, Inc., in collaboration with Celgene Corporation, Nanjing Legend Biotech and Janssen Biotech, Inc., a subsidiary of Johnson & Johnson, Gracell Biotechnologies Inc., CARsgen Therapeutics Co. Ltd., Bellicum Pharmaceuticals, Inc., Autolus Therapeutics plc, Exuma Biotech Corp., Mustang Bio, Inc., Crispr Therapeutics AG,  Protheragen Inc. and Marker Therapeutics, Inc. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Precision Biosciences Inc.,and Servier (in collaboration with Cellectis) which may compete with our product candidates.

Our TCR program faces competition from several companies, including from Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, Lyell, bluebird bio, BioNTech AG, Kite Pharma Inc./Gilead Sciences, Inc., Achilles Therapeutics Limited, Iovance Biotherapeutics, Inc., Immatics Biotechnologies GmbH, Tmunity Therapeutics Inc., Medigene AG, Tactiva Therapeutics, LLC, Takara Bio, Inc., TCR2 Therapeutics Inc., Zelluna Immunotherapy AS, PACT Pharma, Inc. and others. Many of these companies are either investigating TCR T cells against germline antigens or are utilizing tumor infiltrating lymphocytes (TIL) whereas Ziopharm is focused on developing TCR T cell products against neoantigens arising from somatic mutations in solid tumors. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology. We also face competition from companies developing therapies using cells other than T cells such as Takeda Pharmaceutical Company, ImmunityBio, IN8bio, Inc., Fate Therapeutics Inc., and TC BioPharm Limited. We also face competition from companies developing T cells with cytokines such as Repertoire Immune Medicines and Obsidian Therapeutics, Inc. We also face competition from non-cell- based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.

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

Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, a limited number of gene therapy and cell therapy products have been approved in the United States and Europe.

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
•
Resources at 3rd party manufacturers should be called out here. For example, competition for these scare resources, skills required, and on going training/certifications of employees.
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

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that ACA is unconstitutional in its entirety because the “individual mandate”

was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

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

The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January , 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the  Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered into a joint motion to stay the litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or if we receive regulatory approval, commercialize our products.

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

•
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

Our immuno-oncology product candidates may face competition in the future from biosimilars and/or new technologies.

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

As of June 30, 2021, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 51.4% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

RISKS RELATED TO INDEBTEDNESS

We have incurred indebtedness, the funding of which is, in part, dependent on our future performance and our ability to raise additional capital.

On August 6, 2021, we, as borrower, entered into a loan and security agreement with Silicon Valley Bank, as lender, which agreement provides for term loans in an aggregate principal amount of up to $50.0 million, or the SVB Facility. The SVB Facility consists of two tranches of term loans, the first of which was funded on August 6, 2021 and the second of which is conditioned upon achieving certain milestones. Several of those milestones relate to the performance of certain drugs in development, and one milestone relates to the receipt of additional capital. If we do not reach those milestones, we will be unable to draw on the second term loan tranche, thereby reducing our liquidity, and we will be required to make principal payments on the SVB Facility beginning one year earlier than if we were to draw on the second term loan tranche.

We have incurred indebtedness to increase liquidity and servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our operations to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to further refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control as well as our ability to raise additional capital. We may also seek additional debt financing to meet the financing milestone under the SVB Facility and to support our ongoing activities. Debt financing can have significant adverse consequences for our business, including:

•
requiring us to dedicate a substantial portion of cash flows from operations to payment on our debt, which would reduce available funds for further research and development;
•
increasing the amount of interest that we must pay on debt with variable interest rates, if market rates of interest increase;
•
subjecting us to restrictive covenants that reduce our ability to take certain corporate actions, acquire companies, products or technology, or obtain further debt financing;
•
requiring us to pledge our non-intellectual property assets as collateral, which could limit our ability to obtain additional debt financing;
•
requiring us to cash collateralize a portion of the SVB Facility if we do not raise additional capital prior to the end of the year.

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants and payment obligations under the SVB Facility could result in an event of default under that agreement. An event of default could result in the acceleration of amounts due under the SVB Facility and a cross default and acceleration under other debt agreements, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness.

Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.

The SVB Facility includes a $25 million term loan, which was funded on the effective date of the facility, and the ability to borrow an additional $25 million term loan, subject to the achievement of certain milestones. We may also seek additional debt financing to meet the financing milestone under the SVB Facility and to support our ongoing activities. Debt financing can have significant adverse consequences for our business, including:

•
the ability to enter into certain licensing arrangements;
•
the ability to maintain flexible cash management arrangements;
•
the payment obligations under our indebtedness;
•
the scope, progress, results and costs of our development activities.

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

3.2

Amendment to Amended and Restated Certificate of Incorporation effective as of May 21, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed May 21, 2021).

3.3

Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

10.1

Separation Agreement by and between the Company and Dr. Laurence Cooper, dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 9, 2021)

10.2*

Consulting Agreement between the Company and Dr. Laurence Cooper, dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 9, 2021).

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

ZIOPHARM ONCOLOGY, INC.

By:

/s/ Heidi Hagen
Heidi Hagen
Interim Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer) Dated: August 13, 2021

By:

/s/ Timothy Cunningham
Timothy Cunningham
Interim Chief Financial Officer
(Principal Financial Officer) Dated: August 13, 2021