Form 10-Q
period 2021-09-30
ZIOPHARM ONCOLOGY INC
filed 2021-11-08
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 216,145,826 shares.

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
•
the development of our product candidates, including statements regarding the initiation, timing, progress and results of our preclinical studies, clinical trials and research and development programs;
•
our ability to advance our product candidates through various stages of development, especially through pivotal safety and efficacy trials;
•
the risk that final trial data may not support interim analysis of the viability of our product candidates;
•
our expectation regarding the safety and efficacy of our product candidates;
•
the timing, scope or likelihood of regulatory filings and approvals from the U.S. Food and Drug Administration ("FDA") or equivalent foreign regulatory agencies for our product candidates and for which indications;
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
•
anticipated milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

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
•
Our plans to develop and commercialize non-viral TCR T-cell therapy can be considered a new approach to cancer treatment, the successful development of which is subject to significant challenges.
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
•
Our product candidates are in various stages of clinical trials, which are very expensive and time-consuming. We cannot be certain when we will be able to submit a Biologics License Application, or BLA to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.
•
We identified a material weakness in our internal controls over financial reporting as of June 30, 2021, which has not been remediated as of September 30, 2021. Remediation action plans have been identified and implemented. The testing of these controls implemented to date will begin in the fourth quarter of 2021. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.
•
Our cell-based therapy immuno-oncology products rely on the availability of reagents, specialized equipment, and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

•
Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, limited numbers of cell therapy products have been approved in the United States and Europe.
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

ZIOPHARM Oncology, Inc.

Part I - Financial Information

Item 1. Financial Statements

ZIOPHARM Oncology, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$91,725	$115,069
Receivables	1,510	4,665
Prepaid expenses and other current assets	3,319	10,855
Total current assets	96,554	130,589
Property and equipment, net	11,662	10,231
Right of use asset	5,179	4,650
Deposits	365	130
Other non-current assets	2	745
Total assets	$113,762	$146,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,463	$960
Current portion of long-term debt	12,037	—
Accrued expenses	13,963	16,589
Lease liability - current portion	710	819
Total current liabilities	28,173	18,368
Long-term debt	12,174	—
Lease liability - non-current portion	4,708	3,995
Total liabilities	45,055	22,363
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized; 216,145,804 and 214,591,906 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	216	215
Additional paid-in capital	899,549	887,868
Accumulated deficit	(831,058)	(764,101)
Total stockholders’ equity	68,707	123,982
Total liabilities and stockholders’ equity	$113,762	$146,345

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$398	$—	$398	$—
Operating expenses:
Research and development	14,521	13,968	41,427	38,725
General and administrative	8,173	6,353	25,469	18,862
Total operating expenses	22,694	20,321	66,896	57,587
Loss from operations	(22,296)	(20,321)	(66,498)	(57,587)
Other income (expense):
Interest income (expense), net	(444)	7	(444)	412
Other income (expense), net	7	(1)	(15)	(29)
Other income (expense), net	(437)	6	(459)	383
Net loss	$(22,733)	$(20,315)	$(66,957)	$(57,204)
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.31)	$(0.27)
Weighted average common shares outstanding, basic and diluted	214,542,465	212,837,367	214,310,349	208,497,410

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(unaudited)

(in thousands)

For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	215,559,148	$216	$896,390	$(808,325)	$88,281
Stock-based compensation	-	-	2,371	-	2,371
Restricted stock awards	875,000	-	-	-	-
Cancelled restricted common stock	(288,344)	-	-	-	-
Issuance of warrants	-	-	788	-	788
Net loss	-	-	-	(22,733)	(22,733)
Balance at September 30, 2021	216,145,804	$216	$899,549	$(831,058)	$68,707

For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	$123,982
Stock-based compensation	-	-	9,857	-	9,857
Exercise of employee stock options	363,109	-	1,037	-	1,037
Restricted stock awards	1,601,224	1	(1)	-	-
Cancelled restricted common stock	(410,435)	-	-	-	-
Issuance of warrants	-	-	788	-	788
Net loss	-	-	-	(66,957)	(66,957)
Balance at September 30, 2021	216,145,804	$216	$899,549	$(831,058)	$68,707

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

For the Three and Nine Months Ended September 30, 2021 and 2020

(unaudited)

(in thousands)

For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	214,150,940	$214	$884,214	$(721,014)	$163,414
Stock-based compensation	-	-	1,792	-	1,792
Exercise of employee stock options	14,750	-	27	-	27
Net loss	-	-	-	(20,315)	(20,315)
Balance at September 30, 2020	214,165,690	$214	$886,033	$(741,329)	$144,918

For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	181,803,320	$182	$778,953	$(684,125)	$95,010
Stock-based compensation	-	-	5,393	-	5,393
Exercise of employee stock options	22,916	-	43	-	43
Issuance of restricted common stock	555,900	1	(1)	-	-
Cancelled restricted common stock	(141,230)	-	-	-	-
Issuance of common stock in connection with a public offering, net of commissions and expense of $5.9 million	29,110,111	29	88,632	-	88,661
Issuance of common stock in connection with an at the market offering, net of commissions of $0.4 million	2,814,673	2	13,013	-	13,015
Net loss				(57,204)	(57,204)
Balance at September 30, 2020	214,165,690	$214	$886,033	$(741,329)	$144,918

The accompanying notes are an integral part of the unaudited interim financial statements.

ZIOPHARM Oncology, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(66,957)	$(57,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,892	708
Amortization of financing costs	148	-
Stock-based compensation	9,857	5,393
(Increase) decrease in:
Receivables	3,155	(2,098)
Prepaid expenses and other current assets	7,646	8,249
Right of use asset	(529)	(98)
Other noncurrent assets	508	(636)
Increase (decrease) in:
Accounts payable	503	1,713
Accrued expenses	(3,169)	3,828
Lease liabilities	604	168
Net cash used in operating activities	(46,342)	(39,977)
Cash flows from investing activities:
Purchases of property and equipment	(2,964)	(6,012)
Net cash used in investing activities	(2,964)	(6,012)
Cash flows from financing activities:
Proceeds from long-term debt borrowing	25,000	-
Debt issuance costs	(75)	-
Proceeds from exercise of stock options	1,037	43
Issuance of common stock in connection with a public offering, net	-	88,661
Issuance of common stock in connection with at the market offerings, net	-	13,015
Net cash provided by financing activities	25,962	101,719
Net increase (decrease) in cash and cash equivalents	(23,344)	55,730
Cash and cash equivalents, beginning of period	115,069	79,741
Cash and cash equivalents, end of period	$91,725	$135,471
Supplementary disclosure of cash flow information:
Cash paid for interest	$136	$—
Amounts included in accrued expenses and accounts payable related to property and equipment	$348	$1,163
Issuance costs in accounts payable and accrued expenses	$184	$—
Supplementary disclosure of noncash investing and financing activities
Warrants issued in a term loan	$788	$—

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

The Company is a clinical stage biopharmaceutical company focused on discovering, developing and commercializing next generation immuno-oncology platforms that leverage cell therapies to treat patients with cancers. The Company is developing technologies that utilize the immune system by employing innovative cell engineering to deliver safe and effective cell therapies for the treatment of multiple cancer types. Specifically, the Company is focused on developing T-cell receptor, or TCR, T cell therapies to target neoantigens in solid tumors, or TCR-T. A part of the Company's platform is referred to as “Sleeping Beauty” and is based on the non-viral genetic engineering of immune cells using a transposon/transposase system that is intended to stably engineer T cells outside of the body for subsequent infusion.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts. In May 2021, the Company announced that it will be winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. The Company will continue to seek a partner for this program and have also begun exploring potential synergies between this technology and our cell therapy programs. Costs incurred during the three and nine months ended September 30, 2021 under the program wind-down have not been material.

The Company has operated at a loss since its inception in 2003 and has no recurring revenues from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2021, the Company had approximately $91.7 million of cash and cash equivalents. The Company’s accumulated deficit at September 30, 2021 was approximately $831.1 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash.

The Company’s amended and restated certificate of incorporation authorizes it to issue 350,000,000 shares of common stock. As of October 29, 2021, there were 216,145,826 shares of common stock outstanding and an additional 33,778,465 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021, or the Annual Report.

The results disclosed in the statements of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year 2021.

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
•
Fair value measurements of stock-based compensation; and
•
Income taxes.

Impact of COVID-19 Pandemic

With the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business and operations. The Company continues to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and its employees, as well as its operations and the operations of its business partners and healthcare communities. In response to the COVID-19 pandemic, the Company has implemented policies at its locations to mitigate the risk of exposure to COVID-19 by its personnel. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts and the value of its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, the result of vaccination efforts and the effectiveness of any other actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

2. Financings

August 2021 Term Loan

On August 6, 2021, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and affiliates of Silicon Valley Bank (collectively, “SVB”) (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones are met by August 31, 2022. Please refer to Note 4, Debt, for further discussion of the Company's Term Loan Agreement with SVB.

February 2020 Public Offering

On February 5, 2020, the Company entered into an underwriting agreement with Jefferies LLC, or Jeffries, as representative of the several underwriters named therein, relating to the issuance and sale of 27,826,086 shares of its common stock. The price to the public in the offering was $3.25 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $3.055 per share.

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

At-the-Market (ATM) Facility

In June 2019, the Company entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of its common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to the Company’s effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the SEC.

During the nine months ended September 30, 2020, the Company sold an aggregate of 2,814,673 shares of its common stock at an average price of $4.77 per share under the Sales Agreement. The net proceeds from sales were approximately $13.0 million after deducting underwriting discounts.

During the nine months ended September 30, 2021, there were no sales under the Sales Agreement.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report except as noted below.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard effective January 1, 2021, with no material impact upon adoption.

4. Debt

The carrying values of our debt obligation were as follows:

September 30,
2021
Term Loan Agreement	$25,078
Unamortized discount on Term Loan Agreement	(867)
Total debt	24,211
Less: current portion of long-term debt	(12,037)
Long-term debt	$12,174

On August 6, 2021, the Company entered into a $50.0 million Term Loan Agreement with SVB, with an initial borrowing of $25.0 million ("Term A Tranche"). Loans under the Term Loan Agreement are secured by a first lien of substantially all the assets of the Company, other than the Company's intellectual property. Proceeds from intellectual property are available as security for amounts borrowed.

The Term Loan Agreement requires the Company to meet certain funding and clinical milestones in order to either: (i) extend the maturity date of the initial loan ("Equity Milestone") or (ii) to utilize the Term Loan Agreement's remaining $25.0 million available borrowing capacity (“Term B Tranche”).

Principal repayments for the Term A Tranche will start on April 1, 2022, with a maturity date of March 1, 2023; however, if an Equity Milestone is achieved on or before March 31, 2022, principal repayments for the Term A Tranche will start on September 1, 2022, with a maturity date of August 1, 2025. Upon achievement of certain funding and clinical milestones associated with the Term B Tranche on or before August 31, 2022, the Company may borrow the remaining $25.0 million available under the Term Loan Agreement with principal repayments for the Term Loan Agreement starting on September 1, 2023 and a maturity date of August 1, 2025.

Outstanding loans bear interest, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. As of September 30, 2021, interest on outstanding loans was 7.75%. In addition to the payment of the outstanding principal plus accrued interest due, the Company will also owe SVB 5.75% of the original principal amounts borrowed as a final payment ("Final Payment"). The Final Payment will be accreted over the term of the loan using the effective interest method.

The Company may, at its option, make up to two prepayments, each prepayment consisting of no less than $5,000,000 of any outstanding borrowings under the Term Loan Agreement, plus accrued and unpaid interest, subject to a prepayment premium. In addition to any outstanding principal plus accrued interest selected for prepayment, the Company would also prepay a pro-rata portion of the prepayment premium and the Final Payment associated with the principal amount being repaid. The Company cannot re-borrow any amounts previously paid.

Should the Company fail to achieve the Equity Milestone on or before December 31, 2021, cash and cash equivalents equal to 50% of the then outstanding principal plus associated Final Payment must be deposited into an account pledged to SVB as additional cash collateral.

The Term Loan Agreement restricts the Company, apart from conducting its operations in the normal course of business and certain other permitted exceptions, from entering into mergers or acquisitions, incurring additional indebtedness, paying dividends, delisting its stock from the Nasdaq stock exchange or disposing of assets or making changes to its business operations without the consent of SVB.

The Term Loan Agreement also contains standard conditions, as well as insolvency and delisting of the Company’s common stock from Nasdaq, as deemed events of default. Should the debt become mandatorily repayable upon an event of default, a default interest rate of 3% above otherwise applicable rates would be due on any balances outstanding.

In connection with the Term Loan Agreement, the Company also issued warrants to SVB providing for the purchase of a total of 432,844 shares of its common stock at an exercise price of $2.22 per share. The warrants are exercisable in whole or in part any time prior to August 6, 2031, and were recorded at their relative fair value amount of $0.8 million in additional paid-in capital upon issuance (with an offsetting reduction to the carrying value of outstanding debt).

Should the Company achieve the Term B Milestone and borrow the remaining $25.0 million available under the Term Loan Agreement, an additional 432,842 warrants will be issued and recorded at that time to SVB with similar terms to the initial issuance described above.

The Term Loan Agreement issuance costs were approximately $1.0 million and primarily related to the warrants issued to SVB, which will be amortized into interest expense over the period to March 1, 2023. Interest expense, including the amortization of issuance costs, was $0.4 million for the third quarter of 2021.

The fair value of the Term Loan Agreement as of September 30, 2021 approximates its face value due to proximity to the transaction.

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

Assets and liabilities, measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$84,891	$84,891	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$75,990	$75,990	$—	$—

The cash equivalents represent deposits in short-term United States treasury money market mutual funds quoted in an active market and classified as a Level 1 asset.

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, inducement stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock consisted of the following as of September 30, 2021 and 2020, respectively:

	September 30,
	2021	2020
Stock options	11,072,894	6,572,191
Inducement stock options	97,500	863,333
Unvested restricted stock	1,510,655	1,289,389
Warrants	22,705,571	22,272,727
	35,386,620	30,997,640

7. Related Party Transactions

Collaborations with Precigen/ PGEN

During the year ended December 31, 2018, the Company and PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation, entered into an Exclusive License Agreement (Note 8).

Collaboration with PGEN and MD Anderson

On January 13, 2015, the Company, together with Precigen, entered into a License with the MD Anderson Cancer Center, or MD Anderson, (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D., who served as the Company’s Chief Executive Officer from May 2015 to February 2021 and was formerly a tenured professor of pediatrics at MD Anderson. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge recorded in 2015.

During the nine months ended September 30, 2021 and 2020, the Company did not make any payments to MD Anderson. The total aggregate payments made in connection with this agreement have been $41.9 million since inception. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs was zero at September 30, 2021 as the outstanding balance has been fully utilized. At September 30, 2021 and December 31, 2020, the Company had accounts receivable due from MD Anderson of $1.1 million and $4.7 million, respectively. Additionally, the Company recorded approximately $2.1 million and $1.4 million of accrued expenses due to MD Anderson for research and other activities at September 30, 2021 and December 31, 2020, respectively.

Collaboration with Vineti Inc.

On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc., or Vineti. Pursuant to the agreements, Vineti is developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s TCR-T clinical programs. Heidi Hagen, who previously served as a member of our Board of Directors and served as Interim Chief Executive Officer of the Company from February 2021 through August 2021, is a co-founder and former officer, of Vineti. During the three and nine months ended September 30, 2021, the Company recorded expenses of approximately $0.1 million and $0.4 million for services performed by Vineti, respectively.

Joint Venture with TriArm Therapeutics/Eden Biocell

On December 18, 2018, the Company entered into a Framework Agreement with TriArm Therapeutics, Ltd., or TriArm, pursuant to which the parties agreed to launch Eden BioCell, Ltd., or Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement. Eden BioCell is a joint venture in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea, or collectively, Greater China. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm has contributed $10.0 million to Eden BioCell. TriArm also manages all clinical development in the territory pursuant to a Master Services Agreement between TriArm and Eden BioCell. James Huang, who became a director of the Company in July 2020, Chairman of the Board of Directors in January 2021 and Executive Chairman in February 2021, was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang also serves as a member of Eden BioCell’s Board of Directors.

For the three and nine months ended September 30, 2021 and 2020, Eden Biocell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Ziopharm mutually agreed to dissolve the joint venture.

8. Commitments and Contingencies

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

In consideration of the licenses and other rights granted by PGEN, the Company pays PGEN an annual license fee of $0.1 million. The Company did not have any annual license payments for the three and nine months ended September 30, 2021 and 2020.

The Company will also make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay PGEN tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sales of any approved IL-12 Products and CAR Products. The Company will also pay PGEN royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR Products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay PGEN 20% of any sublicensing income received by the Company relating to the licensed products.

PGEN will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of PGEN’s CAR products, up to $50.0 million.

During the three and nine months ended September 30, 2021, there were zero and $0.1 million, respectively, of expenses for services performed by PGEN. During the three and nine months ended September 30, 2020, there were no expenses for services performed by PGEN. As of September 30, 2021, the Company did not have any outstanding liabilities related to services performed by PGEN. As of December 31, 2020, the Company had $0.1 million in accrued expenses related to services for amounts due to PGEN.

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

The term of the MD Anderson License expires on the later of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson License, the Company, together with PGEN, shall have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if Ziopharm and PGEN are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson had the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third-party contract if the Company and PGEN did not meet the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by us and PGEN, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and PGEN and may be terminated by the mutual written agreement of the Company, PGEN, and MD Anderson.

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

During the three and nine months ended September 30, 2021 and 2020, the Company made no payments to MD Anderson. The net balance of cash resources on hand at MD Anderson available to offset expenses and future costs was zero at September 30, 2021 as the outstanding balance has been fully utilized. At September 30, 2021 and December 31, 2020, the Company had accounts receivable due from MD Anderson of $1.1 million and $4.7 million, respectively. Additionally, the Company recorded approximately $2.1 million and $1.4 million of accrued expenses due to MD Anderson for research and other activities at September 30, 2021 and December 31, 2020, respectively.

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

The Company has agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs incurred starting after January 1, 2021 under the 2019 Agreement. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low-single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company’s TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed that it will sell the Company’s TCR products to MD Anderson at preferential prices and will sell its TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company’s TCR products. No costs have been incurred or paid under this agreement as of September 30, 2021.

In connection with the execution of the 2019 Agreement, the Company issued MD Anderson warrants to purchase 3,333,333 shares of common stock. Refer to Note 11 – Warrants for further details.

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

The terms of the Patent License also require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million. The first minimum annual royalty payment is payable on the date that is eighteen months following the date of the Patent License. This payment of $0.1 million was expensed during the first quarter of 2021.

On September 28, 2020, the Company entered into a second amendment to the patent license agreement which expanded the TCR library to include additional TCRs. On April 16, 2021, the Company entered into a third amendment to the patent license agreement which modified the terms governing termination, modification and surrender of rights under the license. On May 4, 2021, the Company entered into a fourth amendment to the patent license agreement which expanded the TCR library to include additional TCRs. On August 13, 2021, the Company entered into a fifth amendment to the patent licensing agreement which expanded the TCR library to include an additional TCR.

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of the Company’s first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License, which has not been met at September 30, 2021.

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

During the three and nine month periods ended September 30, 2021, the Company expensed $0.3 million and $0.5 million related to patent prosecution services under this agreement. The Company did not incur expenses related to patent services during the three and nine month periods ended September 30, 2020. Additionally, the Company recorded $0.3 million in accrued expenses as of September 30, 2021 related to patent prosecution services.

Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute

On January 10, 2017, the Company announced the signing of a CRADA, with the NCI for the development of adoptive cell transfer, or ACT, based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system to express TCRs for the treatment of solid tumors. The principal goal of the CRADA is to develop and evaluate ACT for patients with advanced cancers using autologous peripheral blood lymphocytes, or PBL, genetically modified using the non-viral Sleeping Beauty system to express TCRs that recognize neoantigens expressed within a patient’s cancer. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company. In February 2019, the Company extended the CRADA with the NCI for two years, committing an additional $5.0 million to this program. The Company recorded $1.3 million of expense for both nine month periods ended September 30, 2021 and 2020, and for the three month period ended September 30, 2021 and 2020, the Company recorded expense of zero and $0.6 million, respectively.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and nine months ended September 30, 2021 the Company accrued $80,000 of fees under the terms of the license agreement. No amounts were accrued or paid during the three or nine months ended September 30, 2020.

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

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the license agreement with the Licensors. During the three and nine months ended September 30, 2021, the Company recorded $0.4 million of collaboration revenue under the collaboration agreement with Solasia in accordance with variable consideration guidance within ASC Topic 606, Revenue from Contracts with Customers. No amounts were recorded or received during the three or nine months ended September 30, 2020.

Collaboration with KBI

On July 9, 2020, the Company entered into a master service agreement and statement of work with KBI Biopharma, a contract manufacturing organization serving the biotechnology industry, including cell therapy. Pursuant to the agreements, KBI will provide cGMP cell therapy manufacturing and testing for the Company’s library TCR-T cell clinical program.

Collaboration with Aldevron

On March 3, 2019, the Company entered into a master services agreement with Aldevron, a plasmid DNA manufacturer. On June 25, 2020, Aldevron announced an agreement for Aldevron to produce DNA plasmids under their neoGMP® service to be utilized in the manufacture of the Company’s TCR-T cell therapies for treatment of solid tumors.

9. Leases

In June 2012, the Company entered into a master lease for the Company’s corporate office headquarters in Boston, Massachusetts, which was originally set to expire in August 2016, but renewed through August 31, 2021. As of September 30, 2021 and December 31, 2020, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet.

On April 22, 2021, the Company extended its lease for a 9,800 square foot portion of its office space in Boston. The renewal for its office space was originally set to expire on August 31, 2021, but has now been extended through August 2026. Under the terms of the renewal, the Company is required to make rental payments of approximately $26,000 per month.

On January 30, 2018, the Company entered into a lease agreement for office space in Houston, Texas, at MD Anderson. Under the terms of the Houston lease agreement, the Company leased approximately 210 square feet and were required to make rental payments at an average monthly rate of approximately $1,000. This lease was terminated effective March 31, 2020.

On March 12, 2019, the Company entered into a lease agreement, or the First Houston Lease, for office and lab space in Houston, Texas at MD Anderson through April 2021. Under the terms of the First Houston Lease agreement, the Company leased approximately 1,038 square feet and was required to make rental payments at an average monthly rate of approximately $2,000 through April 2021. On October 15, 2019, the Company entered into a lease agreement, or the Second Houston Lease, for additional office space in Houston through February 2027. Under the terms of the Second Houston Lease, the Company leases from MD Anderson, approximately 8,443 square feet and is initially required to make rental payments of approximately $17,000 per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term. Effective April 13, 2020, the Company leased an additional 5,584 square feet from MD Anderson. The Company is initially required to make rental payments of approximately $12,000 per month through February 2027, subject to an annual base rent increase of approximately 3.0% throughout the term.

Effective December 15, 2020, the Company leased an additional 35,482 square feet from MD Anderson. The Company is initially required to make rental payments of approximately $37,000 per month through April 2028, subject to an annual base rent increase of approximately 3.0% throughout the term beginning in April 2023.

The components of lease expense were as follows:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$352	$267	$1,113	$768
Total lease cost	$352	$267	$1,113	$768
Weighted-average remaining lease term (years)	5.71	4.99	5.71	4.99
Weighted-average discount rate	8.00%	8.00%	8.00%	8.00%

Effective June 1, 2020, the Company entered into a noncancelable lease for a period of less than a year with monthly payments of approximately $10,000 that is not subject to right of use asset recognition under ASC 842. Effective September 1, 2020, the Company added additional space to the noncancelable lease for a period of less than a year with monthly payments now totaling approximately $15,000. Rent expense was zero and $5,000 during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, this lease has been terminated and the Company has no further obligation.

As of September 30, 2021, the future minimum lease payments of the Company’s operating lease obligations for the years ended December 31, were as follows (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$273
2022	1,102
2023	1,132
2024	1,166
2025	1,201
Thereafter	1,873
Total lease payments	6,747
Less: Imputed interest and adjustments	(1,329)
Present value of lease payments	$5,418

10. Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	535	522	2,115	1,587
General and administrative	1,836	1,270	7,742	3,806
Stock-based compensation expense	$2,371	$1,792	$9,857	$5,393

The Company granted an aggregate of 2,755,000 and 7,150,438 stock options during the three and nine months ended September 30, 2021, with a weighted-average grant date fair value of $1.08 and $1.91 per share, respectively. The Company granted an aggregate of 203,178 and 1,252,178 stock options during the three and nine months ended September 30, 2020, with a weighted-average grant date fair value of $1.96 and $2.45 per share, respectively.

On March 4, 2021, the Company extended the contractual life of 216,700 fully vested stock options held by a former director of the Company. On April 5, 2021, the Company extended the contractual life of 751,371 stock options and accelerated the vesting of 226,889 shares of restricted stock held by a former officer of the Company. On April 29, 2021, the Company extended the contractual life of 10,417 vested and 167,023 unvested stock options and accelerated the vesting of 4,137 shares of restricted stock held by a former director. On May 17, 2021, the Company extended the contractual life of 347,267 vested stock options held by a former officer of the Company. These extensions resulted in additional stock compensation expense of approximately $2.0 million during the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.89 - 0.96%	0.36 - 0.39%	0.50 - 1.15%	0.36 - 1.68%
Expected life in years	6.00 - 6.25	5.75 - 6.25	5.50 - 6.25	5.75 - 6.25
Expected volatility	72.53 - 72.84%	73.59 - 74.18%	72.53 - 74.80%	71.11 - 74.18%
Expected dividend yield	—%	—%	—%	—%

At September 30, 2021, there were 97,500 stock options that had been issued outside the 2012 Equity Incentive Plan, or the 2012 Plan and the 2020 Equity Incentive Plan, or the 2020 Plan. These options are excluded from the schedule below.

Stock option activity under the Company’s stock option plans for the nine months ended September 30, 2021 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	6,840,719	$3.81
Granted	7,150,438	2.97
Exercised	(363,109)	2.86
Cancelled	(2,555,154)	3.54
Outstanding, September 30, 2021	11,072,894	$3.36	8.32	$473
Options exercisable, September 30, 2021	5,743,820	$4.08	7.24	$—
Options exercisable, December 31, 2020	3,596,315	$4.17	6.90	$598
Options available for future grant	2,224,159

At September 30, 2021, total unrecognized compensation costs related to unvested stock options outstanding amounted to $8.0 million. The cost is expected to be recognized over a weighted-average period of 2.03 years.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	786,280	$3.08
Granted	1,601,224	2.60
Vested	(466,436)	3.68
Cancelled	(410,413)	3.46
Unvested, September 30, 2021	1,510,655	$2.28

At September 30, 2021, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $2.4 million. The cost is expected to be recognized over a weighted-average period of 2.19 years.

At the Company’s annual meeting held on June 29, 2020, the shareholders approved the 2020 Equity Incentive Plan, or the 2020 Plan, which is a successor to and continuation of the 2012 Plan. The 2020 Plan had 21 million shares authorized, plus the shares remaining for issuance under the 2012 Plan. Our ability to utilize the total shares authorized under the 2020 Plan will be limited by the total number of shares authorized in our certificate of incorporation. As a result, as of September 30, 2021, there are 2,224,159 shares available to grant from the 2020 Plan. Additionally, 2,625,000 stock options with an exercise price of $1.64 were granted on August 30, 2021 to the Company's Chief Executive Officer, as part of his compensation package. These options are subject to a vesting schedule. None of these options have vested and do not currently impact the shares available to grant from the 2020 Plan. No additional awards can be granted from the 2012 Plan or the Company's 2003 Stock Option Plan.

11. Warrants

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

On October 22, 2019, the Company entered into the 2019 Agreement with MD Anderson. Refer to Note 8 – Commitments and Contingencies for further details. In connection with the execution of the 2019 Agreement, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of common stock. The warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the warrant in the same manner as if the Company paid cash for services to be rendered. The Company has not recognized any expense related to the warrant as of September 30, 2021, as no work towards any of the specified clinical milestones has begun.

On August 6, 2021, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and affiliates, collectively, SVB. Refer to Note 4 - Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten year life and are fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends.

12. Restructuring

On September 27, 2021, in order to lower its existing cost structure in connection with the realignment of its business strategy, the Company announced a strategic reduction in force and notified approximately 60 full-time employees of its intention to terminate their services on or, in most cases, before November 30, 2021. Certain of the notified employees had employment agreements that provided for enhanced severance benefits. The severance benefits, apart from certain continuing company-paid health care benefits for up to twelve months, will be paid during the fourth quarter of 2021.

The Company expensed the following costs associated with these future termination benefit payments resulting from the strategic reduction in force:

September 30,
2021
Research and Development	$2,248
General and Administrative	1,289
Total Severance Expense	$3,537

Amounts remaining to be expensed after September 30, 2021, for a limited number of employees continuing to render service through November 30, 2021, are di minimis. At September 30, 2021, the accrued liability balance associated with the strategic reduction in force announced in the third quarter of 2021 is $3.5 million and is expected to be paid in the fourth quarter of 2021.

13. Joint Venture

On December 18, 2018, the Company entered into a Framework Agreement with TriArm pursuant to which the parties agreed to launch Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement (see Note 7).

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

The closing of the transaction occurred on July 5, 2019. The Framework Agreement and Share Subscription Agreements were each respectively amended to be effective as of this date. Upon consummation of the joint venture, Eden BioCell and the Company also entered into a license agreement, pursuant to which the Company licensed the rights to Eden BioCell for third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen for the territory of China (including Macau and Hong Kong), Taiwan and Korea. Eden BioCell will be responsible for certain milestone and royalty payments related to the Company’s license agreements with MD Anderson and PGEN (see Note 8). TriArm entered into a master services agreement with Eden BioCell and contributed

$10.0 million of cash on the closing date. TriArm and the Company each received a 50% equity interest in the joint venture in exchange for their contributions to Eden BioCell.

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

In March 2021 and as announced by the Company in April 2021, Eden BioCell, the Company’s Joint Venture in Taiwan with TriArm Therapeutics, began treating patients in a clinical trial with the Company’s investigational CD19 RPM CAR-T cell therapy, under the IND cleared by the Taiwan FDA in December. Two patients have now been treated in this trial. The lead investigator at National Taiwan University in Taipei, has reported no serious adverse safety events in either of these patients. Laboratory results continue to support, as previously published, that non-viral Sleeping Beauty gene transfer is effective in genetically modifying autologous T-cells. Patients were infused two days after gene transfer, thus shortening the turnaround time and demonstrating an advantage over viral methods.

Based on laboratory data from the first two patients generated between March and May 2021, the TriArm/Eden team concluded, in concert with the investigator and the team at Ziopharm, that further process development work is required.

In September 2021, TriArm and Ziopharm mutually agreed to dissolve the joint venture.

For the three and nine months ended September 30, 2021 and 2020, Eden BioCell incurred a net loss. The Company continues to have no commitment to fund its operations.

14. Subsequent Events

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, developing and commercializing next generation immuno-oncology platforms that leverage cell therapies to treat patients with cancers. We are developing technologies that utilize the immune system by employing innovative cell engineering to deliver safe and effective cell therapies for the treatment of multiple cancer types. Specifically, we are focused on developing T-cell receptor, or TCR, T cell therapies to target neoantigens in solid tumors, or TCR-T. A part of our platform is referred to as “Sleeping Beauty” and is based on the non-viral genetic engineering of immune cells using a transposon/transposase system that is intended to stably engineer T cells outside of the body for subsequent infusion.

We have identified specific hotspot mutations and have correspondingly prepared TCRs which, when engineered to the T cells of the patient, will redirect these T cells to target these shared neoantigen hotspots in solid tumors. These distinct TCRs, which we refer to as our “Library TCR-T Approach”, have been prepared before the patient-recipient has been identified. We then screen potential patients for the hotspot mutations for which we have corresponding TCRs, and when we find a match, we will genetically modify the recipient’s own T cells to redirect specificity to shared neoantigens. In our company-sponsored Phase 1 clinical trial, we will evaluate TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. Initially, six curated TCRs reactive to mutated KRAS and TP53 were included in the clinical trial. The clinical trial design, however, allows for and we expect to expand the number of TCRs to be evaluated in this trial. This clinical trial is being conducted in collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, which will serve as the first site for the clinical trial. Other clinical trial sites may be added at a later time. The U.S. Food and Drug Administration, or the FDA, has cleared the investigational new drug, or IND, application we have submitted for this clinical trial. Enrollment in this clinical trial has not yet begun. We anticipate treating the first patient under this trial during the first half of 2022.

Under our Cooperative Research and Development Agreement, the NCI, is conducting a Phase 2 Personalized TCR-T clinical trial to evaluate autologous peripheral blood lymphocytes genetically modified with the Sleeping Beauty system to express autologous neoantigen-specific TCRs. The trial is designed to enroll patients with a broad range of solid tumors. The U.S. Food and Drug Administration, or the FDA, has cleared the investigational new drug, or IND, application submitted by the NCI for this clinical trial. However, enrollment in this clinical trial has been suspended due to issues internal to the NCI and unrelated to our technology. The progress and timeline for recommencement of this trial, including the timeline for dosing patients, are under the control of the NCI.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2021, we had a net loss of $67.0 million, and, as of September 30, 2021, we have incurred approximately $831.1 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

On September 27, 2021, we announced a restructuring enabling us to advance our TCR program. As a result of the restructuring, approximately 60 positions were eliminated, where the anticipated cost savings associated with the restructuring extend our cash runway. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023.

The ongoing COVID-19 global pandemic has presented a significant health and economic challenge around the world and is affecting our employees, partners and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Supply chain disruptions caused by the pandemic may negatively impact productivity, disrupt our business and delay our clinical programs and timelines. The severity of negative impacts will depend, in part, on the length and magnitude of the disruptions. These and perhaps more severe disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to work with our partners to mitigate the impact the COVID-19 pandemic is having on our business.

Clinical, Manufacturing, Scientific, and Regulatory Developments

In February 2021, the FDA cleared our company-sponsored IND application for a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of lung, cholangiocarcinoma, pancreatic, colorectal and gynecological cancers. The screening study is now open and we are actively identifying patients who may be eligible for our sponsored clinical treatment trial. We anticipate dosing of the first patient in the clinical treatment study in the first half of 2022.

The clinical treatment study will be opened for enrollment once clinical manufacturing readiness has been established. We have built and will be opening our own cGMP clinical production unit ("CPU").  Commissioning of the facility, as well as aseptic process validation, were completed in the second quarter of 2021. In October we completed engineering and process qualification runs in the CPU. We are committed to having our internal manufacturing capabilities operational to support the first patient dosing in the first half of 2022. During 2020, we successfully transferred the manufacturing process to KBI, a contract manufacturing organization with cGMP cell therapy manufacturing facilities in The Woodlands, Texas. The TCR-T batch data generated at both KBI and Ziopharm’s laboratory were the basis of the CMC portion of the IND filing. KBI must complete the process qualification and aseptic process validation to facilitate clinical manufacturing at their site.

We have built and will be opening our own cGMP clinical production unit ("CPU").  Commissioning of the facility, as well as aseptic process validation, were completed in the second quarter of 2021. In October we completed engineering and process qualification runs in the CPU. We are committed to having our internal manufacturing capabilities operational to support the first patient dosing in the first half of 2022.

We continue to qualify TCRs in our library and will amend the IND at the appropriate time to include these additional TCRs. We expect that the additional TCRs will expand the potential utility and applicable patient population for the library and may include additional KRAS and TP53 mutations or other genetic hotspots associated with solid tumors (EGFR).

During the second quarter of 2021, we presented a poster at the annual American Association of Cancer Research (AACR) meeting. The poster highlighted preclinical work regarding our TCR-T program and demonstrated that multiple TCRs with unique specificities targeting recurrent TP53 and KRAS substitutions in frequent HLA haplotypes could be stably expressed using Sleeping Beauty transposition to re-direct peripheral blood T-cells towards tumor cells.

In March 2021 and as announced in April 2021, Eden BioCell, our Joint Venture in Taiwan with TriArm Therapeutics, began treating patients in a clinical trial with our investigational CD19 RPM CAR-T cell therapy, under the IND cleared by the Taiwan FDA in December. Two patients were treated in this trial. The lead investigator at National Taiwan University in Taipei, has reported no serious adverse safety events in either of these patients. Laboratory results continue to support, as previously published, that non-viral Sleeping Beauty gene transfer is effective in genetically modifying autologous T-cells. Patients were infused two days after gene transfer, thus shortening the turnaround time and demonstrating an advantage over viral methods.

Based on laboratory data from the first two patients generated between March and May 2021, the TriArm/Eden team concluded, in concert with the investigator and the team at Ziopharm, that further process development work is required.

In September 2021, TriArm and Ziopharm mutually agreed to dissolve the Eden Biocell Joint Venture. We will continue seeking a partner for this program. The decision to dissolve the Eden Biocell Joint Venture further allows us to prioritize our efforts and capital on the TCR-T program, which is the focus of our strategy and represents a much larger potential commercial opportunity.

MD Anderson has closed the CD19 RPM CAR-T Allogeneic Phase 1 clinical trial and withdrew the IND as of June 2021.

We are winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. We will continue seeking a partner for this program and have also begun exploring potential synergies between this technology and our cell therapy programs.

Financial Overview

Overview of Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

License Income. License income during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
Collaboration revenue	$398	$—	$398	100%	$398	$—	$398	100%

Collaboration revenue during the three and nine months ended September 30, 2021 was $0.4 million compared to zero during the three and nine months ended September 30, 2020. In the current year, we received $0.4 million under our Collaboration Agreement.

Research and development expenses. Research and development expenses during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
Research and development	$14,521	$13,968	$553	4%	$41,427	$38,725	$2,702	7%

Research and development expenses for the three months ended September 30, 2021 increased by $0.6 million when compared to the three months ended September 30, 2020 primarily due to a $2.2 million charge recognized during the third quarter related to our strategic restructuring event announced on September 27, 2021. The increase was primarily offset by $1.6 million in reduced trial and consulting costs.

Research and development expenses for the nine months ended September 30, 2021 increased by $2.7 million when compared to the nine months ended September 30, 2020 primarily due to a $2.2 million charge recognized during the third quarter related to our strategic restructuring event announced on September 27, 2021, an increase of $4.8 million related to salary and employee related expenses and a $1.5 million increase in facilities and other related expenses. The increase during the period was offset by reduced program related costs of $5.8 million in program and consulting costs in comparison to the nine months ended September 30, 2020.

Our research and development expense consists primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to contract research organizations in conjunction with costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

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

We do track our accumulated costs by program for costs incurred by outside vendors conducting research for our named clinical candidates. For the three months ended September 30, 2021, our clinical stage projects included a Phase 1/2 clinical trial evaluating TCRs from our library for the investigational treatment of long cholangiocarinoma, pancreatic, colorectal and gynecological cancers, a Phase 1 clinical trial with Ad-RTS-IL-12 plus veledimex in progressive glioblastoma; a Phase 1 clinical trial infusing our 2nd generation CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies; a Phase 1/2 clinical trial of Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors; and a Phase 2 clinical trial of Ad-RTS-hIL-12 with veledimex in combination with cemiplimab-rwlc in progressive glioblastoma.

Costs incurred by outside vendors conducting research for our named clinical candidates during the three months ended September 30, 2021 and through inception is as follows:

	Three Months Ended	Since Inception, Through
(in mllions)	September 30, 2021	September 30, 2021
Direct external expenses by program:
TCR Library	$4.7	$11.7
Ad-RTS-hIL-12 with veledimex in combination with cemiplimab-rwlc	$1.1	$7.8
Ad-RTS-hIL-12 with veledimex for the treatment of pediatric brain tumors	$-	$2.7
Ad-RTS-IL-12 plus veledimex in progressive glioblastoma	$0.2	$14.8
CD19-specific CAR+ T cells in patients with advanced lymphoid malignancies	$-	$6.2

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

General and administrative expenses. General and administrative expenses during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
General and administrative	$8,173	$6,353	$1,820	29%	$25,469	$18,862	$6,607	35%

General and administrative expenses for the three months ended September 30, 2021 increased by $1.8 million as compared to three months ended September 30, 2020 primarily related to $1.3 million in employee related severance charges in association with our September 2021 strategic reduction in force recognized during the quarter and an increase of $0.8 million related to consulting service costs. The increases were offset by a $0.3 million decrease in salary and employee related costs.

General and administrative expenses for the nine months ended September 30, 2021 increased by $6.6 million as compared to nine months ended September 30, 2020 primarily due to an increase of $1.3 million in employee related severance charges associated with our September 2021 strategic reduction in force, $4.2 million related to employee related expenses, and $1.1 million related to consulting service costs.

Other income (expense), net. Other income, net for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change		2021	2020	Change
($ in thousands)
Interest expense, net	$(444)	$7	$(451)	(6,443)%	$(444)	$412	$(856)	(208)%
Other expense, net	7	(1)	8	(800)%	(15)	(29)	14	(48)%
Other income (expense), net	$(437)	$6			$(459)	$383

Other expense, net for the three and nine months ended September 30, 2021 increased as compared to the three and nine months ended September 30, 2020 due to interest expense associated with our Term Loan with Silicon Valley Bank.

Liquidity and Capital Resources

Source of liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through September 30, 2021, we have received an aggregate of $739.1 million from issuances of equity and with our term loan with Silicon Valley Bank.

Term Loan

On August 6, 2021, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and affiliates of Silicon Valley Bank (collectively, “SVB”) (the “Term Loan Agreement”). The Term Loan Agreement provides for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones are met by August 31, 2022. Principal repayments will start on April 1, 2022, unless certain milestones are reached prior to that date.

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

At-the-Market Facility

In June 2019, we entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies as a sale agent pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering value of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission. Subject to the terms of the sales agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. The compensation to Jefferies for sales of our common stock pursuant to the sales agreement will be an amount equal to 3% of the gross proceeds of any shares of common stock sold under the sales agreement. During the nine months ended September 30, 2020, we issued and sold an aggregate of 2,814,673 shares of its common stock. The offering was made pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283) previously filed with the SEC, and a prospectus supplement thereunder. The net proceeds from the offering were approximately $13.0 million after deducting underwriting discounts and offering expenses payable by us. We did not sell any shares of our common stock under the at-the-market facility during the three or nine months ended September 30, 2021.

Funding Requirements

Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023. We currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. In addition, we have issued or reserved for future issuance shares nearing the maximum number of shares of common stock authorized by our certificate of incorporation. If we are unable to increase the total number of authorized shares, we may be unable to effectively utilize our common stock to raise capital. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our products, management may need to curtail development efforts. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital when and if needed. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

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

Cash Flows

The following table summarizes our net decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change
($ in thousands)
Net cash provided by (used in):
Operating activities	$(46,342)	$(39,977)	$(6,365)
Investing activities	(2,964)	(6,012)	3,048
Financing activities	25,962	101,719	(75,757)
Net increase (decrease) in cash and cash equivalents	$(23,344)	$55,730	$(79,074)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating activities is derived by adjusting our net loss for:

•
Non-cash operating items such as depreciation and stock-based compensation; and
•
Changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Net cash used in operating activities for the nine months ended September 30, 2021 was $46.3 million, as compared to net cash used in operating activities of $40.0 million for the nine months ended September 30, 2020. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $66.0 million, the decrease in prepaid and other current assets of $7.5 million, a decrease in receivables of $3.2 million related to the collection of our outstanding receivables and use of funds at MD Anderson, a change in accrued expenses of $3.2 million, non-cash stock-based compensation of $9.9 million, and an increase in lease liabilities of $0.6 million.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2021 compared to $6.0 million for the nine months ended September 30, 2020. The change of $3.1 million is a result of cash used to expand our internal cell therapy capabilities in our Houston, Texas facilities during the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2021.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $26.0 million related to proceeds from our Term Loan with Silicon Valley bank and the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2020 was $101.7 million, which included $88.7 million from the issuance of common stock in our public offering, net and $13.0 million from the issuance of common stock in our at the market offerings, net.

Operating capital and capital expenditure requirements

We anticipate that losses will continue for the foreseeable future. At September 30, 2021, our accumulated deficit was approximately $831.1 million. Our actual cash requirements will depend on and could increase significantly as a result of a number of factors, including:

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

Our working capital as of September 30, 2021 was $68.5 million, consisting of $96.6 million in current assets and $28.1 million in current liabilities. Working capital as of December 31, 2020 was $112.2 million, consisting of $130.6 million in current assets and $18.4 million in current liabilities. In May 2021, as a result of our review of our research and development portfolio, we announced the realigning of resources behind our Sleeping Beauty program. The Company announced that it will be winding down our existing Controlled IL-12 clinical program, and we anticipate the realignment of resources will reduce cash expenditures on the Controlled IL-12 program. On September 27, 2021, in order to lower our existing cost structure, we also announced a strategic reduction in force and notified approximately 60 full-time employees of our intention to terminate their employment services.

Contractual Obligations

The following table summarizes our outstanding obligations as of September 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

($ in thousands)	Total	Less than 1 year	2 -3 years	4 -5 years	More than 5 years
Operating leases	$6,747	$1,097	$2,281	$2,391	$978
Royalty and license fees	3,277	350	700	450	1,777
Term loan	28,481	14,258	14,223	-	-
Total	$38,505	$15,705	$17,204	$2,841	$2,755

Operating Leases

Our commitments for operating leases relate to the lease for our corporate headquarters in Boston, Massachusetts, and laboratory and office space in Houston, Texas. On December 21, 2015 and April 15, 2016, we renewed the lease for our office space in Boston, MA through August 31, 2021. On April 22, 2021, we extended our lease for a portion of office space currently held at our office space in Boston. The renewal of the portion of our office space was originally set to expire on August 31, 2021, but has now been extended through August 31, 2026.

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

Royalty and License Fees

On January 10, 2017, we announced the signing of a Cooperative Research and Development Agreement, or CRADA with the NCI for the development of ACT-based immunotherapies genetically modified using the Sleeping Beauty transposon/transposase system for the treatment of solid tumors. In February 2019, we extended the CRADA with the NCI until January 9, 2022. As of September 30, 2021, we do not expect to incur any further fees associated with the CRADA.

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

Critical Accounting Policies and Estimates

In our Annual Report, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level, except with respect to the event described below.

Material Weakness

As reported in our Quarterly Report on Form 10-Q with the SEC on August 12, 2021, we identified a material weakness in our internal controls over financial reporting relating to the reconciliation and review of our accounts in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual financial statements will not be prevented or detected on a timely basis. Specifically, our identified material weakness existing in our financial reporting process relates to the lack of sufficient accounting resources to execute certain controls related to the reconciliation and review of accounts in a timely manner. The material weakness remains unremediated at September 30, 2021. The material weakness had no impact on any amounts reported in the financial statements for the quarter ended September 30, 2021 or for any previous period.

Remediation Efforts to Address Material Weakness

Remediation action plans have been identified and implemented with regard to controls related to the reconciliation and review of accounts in a timely manner. We have reassessed the design and operation of the internal controls over our financial statement close process and have realigned our accounting staffing levels and experience. The material weakness had no impact on any amounts reported in the financial statement for the quarter ended September 30, 2021 or for any previous period. The effectiveness of these internal controls that have been implemented to date will be tested beginning in the fourth quarter of 2021. Management is committed to remediating the material weakness in a timely manner.

Changes in Internal Control over Financial Reporting

We have taken actions to remediate the material weakness related to our internal control over financial reporting, as described above. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-5 and 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2021, we had a net loss of $67.0 million, and, as of September 30, 2021, we have incurred approximately $831.1 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of September 30, 2021, we have approximately $91.7 million of cash and cash equivalents. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023, and we have no committed sources of additional capital at this time.  The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all.

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

Further, we may elect to prioritize one or more of our programs and reduce or eliminate our activities on our other programs to preserve our capital resources. Any decision to reduce or eliminate activities for a program may negatively impact the potential for the program, which could have a material adverse effect on our business. For instance, we have decided to wind down the existing clinical programs of our Controlled IL-12 program in 2021 and to actively explore partnership opportunities for the Controlled IL-12 program to support its continued development. Some of these changes to our planned Controlled IL-12 program may impact the prospects and future development of this program, including our ability to pursue later stage development or a partnership for this program. We have also mutually agreed with TriArm to dissolve the Eden BioCell joint venture.

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

On August 6, 2021, the Company entered into a Term Loan Agreement with Silicon Valley Bank and affiliates of Silicon Valley Bank. The Term Loan Agreement provides for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones are met by August 31, 2022. In connection with the initial borrowing, the Company also issued warrants to SVB providing for the purchase of a total of 432,844 shares of its common stock at an exercise price of $2.22 per share.

In June 2019, we entered into an Open Market Sale Agreement with Jefferies pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Shares will be sold pursuant to our effective registration statement on Form S-3ASR (File No. 333-232283), as previously filed with the Securities and Exchange Commission. During the year ended December 31, 2020, we issued and sold an aggregate of 2,814,673 shares of our common stock under the sales agreement for aggregate net proceeds of $13.0 million after deducting commissions and offering expenses of $0.4 million and may sell and issue approximately $80.9 million in additional shares under the sales agreement. There were no issuances during the three or nine months ended September 30, 2021.

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

*We identified a material weakness in our internal control as of June 30, 2021, which has not been remediated as of September 30, 2021. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We may also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

In connection with the review of our consolidated financial statements as of and for the quarter ended June 30, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness was related to the reconciliation and review of our accounts in a timely manner. Specifically, our identified material weakness existing in our financial reporting process relates to the lack of sufficient accounting resources to execute certain controls related to the reconciliation and review of accounts in a timely manner. The material weakness remains unremediated as of September 30, 2021.

Remediation action plans have been identified and implemented with regard to controls related to the reconciliation and review of accounts in a timely manner. We have reassessed the design and operation of the internal controls over our financial statement close process and have realigned our accounting staffing levels and experience. The material weakness had no impact on any amounts reported in the financial statement for the quarter ended September 30, 2021 or for any previous period. The effectiveness of these internal controls that have been implemented to date will be tested beginning in the fourth quarter of 2021.

We cannot assure you that any measures we are taking or may take in the future will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. We also previously had a material weakness identified for the year ended December 31, 2019, which was fully remediated as of December 31, 2020. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in the identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

*Our plans to develop and commercialize non-viral adoptive cellular therapies, such as TCR-T cell therapies, can be considered as new approaches to cancer treatment, the successful development of which is subject to significant challenges.

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, and from PGEN, pursuant to the License Agreement, to pursue the development and commercialization of non-viral cellular therapies based on cytokines, T-cells, and TCRs, targeting solid tumor malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

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

The immuno-oncology effector platform in which we have acquired rights pursuant to our License Agreement with PGEN represents early-stage technology in the field of human oncology biotherapeutics, with Ad-RTS-IL-12 plus veledimex having completed trials, in melanoma, breast cancer and rGBM. Similarly, our genetically modified T-cell candidates are supported by limited clinical data, all of which has been generated through trials conducted by MD Anderson, the NCI, and Eden BioCell, not by us. We plan to assume control of the overall clinical and regulatory development of our T-cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new INDs, or in filing INDs sponsored by us for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.

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

In addition, the results of the limited clinical trials conducted to date may not be replicated in future clinical trials. Our genetically modified T-cell product candidates, as well as other product candidates, may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Moreover, there are a number of regulatory requirements that we must satisfy before we can continue clinical trials of TCR-T cell or other cellular therapy product candidates in the United States. Satisfaction of these requirements will entail substantial time, effort and financial resources.

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

Our genetically engineering T-cell programs face significant competition in the TCR and CAR technology space from multiple companies and their collaborators. Our TCR program in particular faces competition from several companies, including from Achilles Therapeutics Limited, Adaptimmune Therapeutics plc in collaboration with GlaxoSmithKline plc, ArsenalBio, bluebird bio, BioNTech AG, Bristol-Myers Squibb Company, Immatics Biotechnologies GmbH, Iovance Biotherapeutics, Inc., Lion TCR, Lyell, Medigene AG, NexImmune, PACT Pharma, Inc., Precigen, Inc., Tactiva Therapeutics, LLC, Takara Bio, Inc., TCR2 Therapeutics Inc., Tmunity Therapeutics Inc., Zelluna Immunotherapy AS and others. Many of these companies are either investigating TCR T cells against germline antigens or are utilizing tumor infiltrating lymphocytes (TIL). Some are pursuing CAR-T cells for solid tumors. In contrast, Ziopharm is focused on developing TCR T cell products against neoantigens arising from somatic mutations in solid tumors. Several companies, including Advaxis Inc./Amgen Inc., BioNTech AG and Gritstone Oncology, Inc., are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics, Inc. and several companies developing CRISPR technology, including Crispr Therapeutics Co. Ltd. Several companies are pursuing the development of allogeneic CAR+ T therapies, including Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Precision Biosciences Inc., and Servier (in collaboration with Cellectis) which may compete with our product candidates. We also face competition from companies developing therapies using cells other than T cells such as Athenex, Fate Therapeutics Inc.,

ImmunityBio, IN8bio, Inc., Nkarta, and Takeda Pharmaceutical Company. We also face competition from companies developing T cells with cytokines such as Repertoire Immune Medicines and Obsidian Therapeutics, Inc. We also face competition from non-cell- based treatments offered by other companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding AG.

Additionally, our ability to pursue partnerships relating to our IL-12 and CAR-T programs may be impacted by substantial competition from other biopharmaceutical companies.

Even if we obtain regulatory approval of potential TCR products, we may not be the first to market and that may affect the price or demand for our potential products. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

We may not be able to retain the rights licensed to us and PGEN by MD Anderson to technologies relating to CAR T-cell therapies and other related technologies.

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

In 2021, we experienced transitions in our senior management. In February 2021, our Board appointed Heidi Hagen, formerly our lead independent director, as our interim Chief Executive Officer and principal executive officer to replace Dr. Laurence J.N. Cooper. On February 17, 2021, we appointed Timothy Cunningham as our interim Chief Financial Officer and principal financial officer. In August 2021, our Board appointed Kevin S. Boyle, Sr. Chief Executive Officer and a member of the Board, and Ms. Hagen returned to her Board director position. Management transition is often difficult and inherently causes some loss of institutional knowledge and creates potential uncertainty in strategy execution.

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

*Restructuring activities could disrupt our business and effect our results of operations. In addition, we may not achieve anticipated benefits and saving from such restructuring activities.

In September 2021, we announced a restructuring enabling us to focus on and enhance our TCR program. Approximately 60 positions have been eliminated, representing more than 50% of our workforce. As a result of our restructuring and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023. We estimate we will incur total expenses relating to the restructuring of approximately $3.7 million for severance and termination costs. The restructuring resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses to our infrastructure and operations, risks that we may be unable to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop and, ultimately, commercialize our product candidates. If our management is unable to successfully manage this transition and restructuring activities, our expenses may be more than expected and we may be unable to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

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

Our cell-based therapy immuno-oncology products rely on the availability of reagents, specialized equipment, and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

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

Our immuno-oncology product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, a limited number of cell therapy products have been approved in the United States and Europe.

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

Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Tissue and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Also, before a clinical trial can begin at an institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on

January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health care coverage through the ACA marketplace, which began on February 21, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

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

The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation, challenging the MFN model on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim rule. In addition, on March 11, 2021 President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, currently set at 100% of a drug's average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. Further, in July 2021, the Biden Administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Individual states in the United States also have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or if we receive regulatory approval, commercialize our products.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

•
The federal Anti-Kickback Statute, which regulates our business activities, including our clinical research and relationships with healthcare providers or other entities as well as our future marketing practices, educational programs, pricing policies, and by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
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
•
Requirements under the Physician Payments Sunshine Act to report annually to CMS certain financial arrangements with physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, and physicians, as defined by such law and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson and NCI, as well as with respect to the PGEN technology, including

Ad-RTS-IL-12 plus veledimex. Under the MD Anderson License, future filings and applications require the agreement of each of MD Anderson, PGEN and us, and MD Anderson has the right to control the preparation and filing of additional patent applications unless the parties agree that we or PGEN may prosecute the application directly. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or PGEN may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the patent license agreement with the NCI for certain TCRs, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications or patents licensed to us. Although under the agreement, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all patent applications or patents licensed to us, we cannot guarantee that our comments will be solicited or followed. Under our License Agreement with PGEN, PGEN has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear any related costs incurred by it in regard to those actions. PGEN is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the agreement PGEN has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson, the NCI or PGEN, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, MD Anderson, the NCI and PGEN will file additional patent applications both in the United States and in other countries. However, we cannot predict or guarantee:

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
•
Other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics or responses to these events; and
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

As of September 30, 2021, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 51.4% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

*The Tax Cuts and Jobs Act, signed into law in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law legislation, known as the Tax Cuts and Jobs Act of 2017, or Tax Act, that significantly revises the Code. The federal income tax law is referred to as the Tax Act, and contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The CARES Act, enacted in 2020, modified certain of these tax changes, and enacted other tax changes applicable to corporations. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act and the CARES Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Currently, bills introduced in Congress, including the “Build Back Better Act,” contain additional changes to the taxation of corporations, which could adversely affect our business and financial condition. The impact of the Tax Act, the CARES Act and any other tax legislation on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

RISKS RELATED TO INDEBTEDNESS

*We have incurred indebtedness, the funding of which is, in part, dependent on our future performance and our ability to raise additional capital.

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

*We have incurred indebtedness to increase liquidity and servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our operations to pay our substantial debt.

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

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants and payment obligations under the SVB Facility could result in an event of default under that agreement. An event of default could result in the acceleration of amounts due under the SVB Facility, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness.

*Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.

The SVB Facility includes a $25.0 million term loan, which was funded on the effective date of the facility, and the ability to borrow an additional $25.0 million term loan, subject to the achievement of certain milestones. We may also seek additional debt financing to meet the financing milestone under the SVB Facility and to support our ongoing activities. Debt financing can have significant adverse consequences for our business, including:

•
the ability to enter into certain licensing arrangements;
•
the ability to maintain flexible cash management arrangements;

•
the payment obligations under our indebtedness;
•
the scope, progress, results and costs of our development activities.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Termination of Consulting Agreement with Interim Chief Financial Officer

On November 4, 2021, the Company provided written notice of termination of that certain consulting agreement by and between the Company and Danforth Advisors, LLC, a financial consultancy firm specializing in working with life sciences companies (the “Cunningham Consulting Agreement”). Pursuant to the terms of the Cunningham Consulting Agreement, Tim Cunningham, the Company’s interim Chief Financial Officer and principal financial officer, provided services to the Company. The Cunningham Consulting Agreement will terminate effective immediately. Neither the decision to terminate the Cunningham Consulting Agreement or Mr. Cunningham’s services was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

Designation of Principal Financial Officer

In connection with the termination of the Cunningham Consulting Agreement, effective immediately, the Company has designated Kevin S. Boyle, the Company’s Chief Executive Officer, as its principal financial officer in addition to his designation as principal executive officer. Mr. Boyle will receive no additional compensation for this designation.

Extension of Employment of Principal Accounting Officer

As previously disclosed, Kevin G. Lafond, the Company’s Senior Vice President Finance, Chief Accounting Officer and Treasurer, will be separating from the Company in connection with the Company’s workforce reduction. The Company has extended his employment and Mr. Lafond’s last day with the Company will be November 9, 2021.

Appointment of Principal Accounting Officer

In connection with Mr. Lafond’s separation, the Board of Directors has designated Michael Wong, the Company’s Vice President, Finance, to serve as its principal accounting officer effective November 9, 2021.

Mr. Wong, age 41, has served as the Company’s Vice President, Finance since September 2021. Previously, Mr. Wong was Director, Technical Accounting at McDermott International, Ltd., where he also served as Interim Head, Audit. Prior to joining McDermott, Mr. Wong was an Audit Senior Manager at Ernst & Young LLP in Houston, and also spent part of his 14 year career with Ernst & Young in both the London, U.K. and Toronto, Canada offices. Michael is a licensed CPA in Texas and Canada and has a Bachelor of Commerce from Queen’s University, Canada.

Mr. Wong was not appointed to serve as principal accounting officer pursuant to any arrangements or understandings with the Company or with any other person, and there are no related party transactions between Mr. Wong and the Company that would require disclosure under Item 404(a) of Regulation S-K. The Company has not entered into any material plan, contract, arrangement or amendment with Mr. Wong, and no compensatory grants or awards were made to Mr. Wong in connection with his appointment as principal accounting officer. Mr. Wong is eligible to receive grants under the Company’s equity incentive plans.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 000-32353, filed April 26, 2006).

3.2

Amendment to Amended and Restated Certificate of Incorporation effective as of May 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed May 21, 2021).

3.3

Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

4.1+	Form of Warrant to Purchase Shares of Common Stock dated August 6, 2021

10.1+	Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated August 6, 2021.

10.2*

Employment Agreement by and between the Registrant and Kevin S. Boyle, Sr., dated August 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 30, 2021).

31.1+

Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+

Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14 or 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4
101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
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

ZIOPHARM ONCOLOGY, INC.

By:

/s/ Kevin S. Boyle Sr.
Kevin S. Boyle Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer) Dated: November 8, 2021

By:

/s/ Kevin G. Lafond
Kevin G. Lafond
Chief Accounting Officer and Treasurer
(Principal Accounting Officer) Dated: November 8, 2021