Form 10-Q
period 2022-03-31
Alaunos Therapeutics, Inc.
filed 2022-05-16
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33038

Alaunos Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8030 El Rio Street Houston, TX 77054 (346) 355-4099 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCRT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2022, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 215,950,561 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are all statements contained in this Quarterly Report that are not historical fact, and in some cases can be identified by terms such as: “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning.

These statements are based on management’s current beliefs and assumptions and on information currently available to management. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
our ability to raise substantial additional capital to continue as a going concern, fund our planned operations and repay our existing indebtedness;
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
•
the anticipated amount, timing and accounting of contract liabilities, milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;
•
our intellectual property position, including the strength and enforceability of our intellectual property rights;
•
our ability to attract and retain qualified employees and key personnel; and
•
our expectations regarding the impact of the COVID-19 pandemic, including the expected duration of disruption to key clinical trial activities, limitations on travel, quarantine and social distancing protocols, diversion of healthcare resources away from the conduct of our clinical trials, and other immediate and long-term impacts and effects on our business and operations.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

Unless the context requires otherwise, references in this Quarterly Report to “Alaunos,” the “Company,” “we,” “us” or “our” refer to Alaunos Therapeutics, Inc., and its subsidiaries.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Alaunos™, Ziopharm® and hunTR™ as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

ii

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

•
We will require substantial additional financial resources to continue as a going concern, continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.
•
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market. Delisting could prevent us from maintaining an active, liquid and orderly trading market.
•
We may effect a reverse stock split of our common stock, but it may not result in the intended benefits. If we implement a reverse stock split, liquidity of our common stock may be adversely affected.
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
•
We will need to attract, recruit and retain qualified personnel, and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
•
Our existing indebtedness, together with our other financial obligations and contractual commitments, could adversely affect our financial condition and restrict our future operations. For instance, if we fail to achieve certain clinical milestones or equity raise requirements, we will be required to deposit a significant amount of cash into an account to be held as collateral.
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
•
Our cell-based immuno-oncology product candidates rely on the availability of reagents, specialized equipment, and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$68,255	$76,054
Receivables	—	1,111
Prepaid expenses and other current assets	1,517	1,666
Total current assets	69,772	78,831
Property and equipment, net	10,311	10,941
Right-of-use asset	4,240	4,420
Deposits	42	42
Other non-current assets	626	631
Total assets	$84,991	$94,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$605	$1,368
Current portion of long-term debt	13,993	7,868
Accrued expenses	5,891	6,076
Lease liability - current portion	745	729
Total current liabilities	21,234	16,041
Long-term debt	10,323	16,250
Lease liability - non-current portion	4,312	4,518
Total liabilities	$35,869	$36,809
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock $0.001 par value; 350,000,000 shares authorized, 215,950,561 shares issued and outstanding at March 31, 2022 and 350,000,000 shares authorized, 216,127,443 shares issued and outstanding at December 31, 2021	216	216
Additional paid-in capital	901,546	900,693
Accumulated deficit	(852,640)	(842,852)
Total stockholders' equity	49,122	58,057
Total liabilities and stockholders' equity	$84,991	$94,865

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	5,580	13,336
General and administrative	3,505	8,227
Total operating expenses	9,085	21,563
Loss from operations	(9,085)	(21,563)
Other income (expense), net	(703)	9

Net loss	$(9,788)	$(21,554)
Net loss applicable to common stockholders	$(9,788)	$(21,554)
Basic and diluted net loss per share	$(0.05)	$(0.10)
Weighted average number of common shares outstanding used to compute basic and diluted net loss per share	214,946,569	213,954,665

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	$123,982
Stock-based compensation	—	—	2,197	—	2,197
Exercise of employee stock options	352,442	—	1,016	—	1,016
Restricted stock awards	313,326	—	—	—	—
Net loss		—	—	(21,554)	(21,554)
Balance at March 31, 2021	215,257,674	$215	$891,081	$(785,655)	$105,641

Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	853	—	853
Cancelled restricted common stock	(176,882)	—	—	—	—
Net loss	—	—	—	(9,788)	(9,788)
Balance at March 31, 2022	215,950,561	216	901,546	(852,640)	49,122

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,788)	$(21,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	689	540
Amortization of financing costs	198	—
Stock-based compensation	853	2,197
(Increase) decrease in:
Receivables	1,111	(340)
Prepaid expenses and other current assets	149	3,207
Right-of-use asset	180	292
Other noncurrent assets	5	559
Increase (decrease) in:
Accounts payable	(763)	2,654
Accrued expenses	(214)	(2,684)
Lease liabilities	(190)	(184)
Net cash used in operating activities	(7,770)	(15,313)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(717)
Net cash used in investing activities	(29)	(717)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,017
Net cash provided by financing activities	—	1,017
Net decrease in cash and cash equivalents	(7,799)	(15,013)
Cash and cash equivalents, beginning of period	76,054	115,069
Cash and cash equivalents, end of period	$68,255	$100,056
Supplementary disclosure of cash flow information:
Cash paid for interest	$484	$—
Amounts included in accrued expenses and accounts payable related to property and equipment	$29	$682

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. On January 25, 2022, the Company changed its corporate name from ZIOPHARM Oncology, Inc. to Alaunos Therapeutics, Inc. The Company is leveraging its proprietary, non-viral Sleeping Beauty gene transfer platform and its cancer hotspot mutation TCR library to design and manufacture personalized cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53, and EGFR.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts. In May 2021, the Company announced that it will be winding down its existing Controlled IL-12 clinical program. The Company continues to seek a partner for this program.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued.

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2022, the Company had approximately $68.3 million of cash and cash equivalents. The Company’s accumulated deficit at March 31, 2022 was approximately $852.6 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

Based on the current cash forecast, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resource is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

As of March 31, 2022, there were 215,950,561 shares of common stock outstanding and an additional 33,891,996 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures required by generally accepted accounting principles in the United States, or GAAP, have been condensed or omitted pursuant to such rules and regulations.

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 30, 2022, or the Annual Report.

The results disclosed in the statements of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

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

Effective December 28, 2021, the Company, entered into a First Amendment (the “Amendment”) to the Loan and Security Agreement (as so amended, the "Amended Loan and Security Agreement").

The Amended Loan and Security Agreement extends the interest-only period through August 31, 2022, and provides for an automatic extension through August 31, 2023, if the Amended Milestones (as defined below) are met by August 31, 2022. The Amendment eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche (the "SVB Facility"). Under the Amended Loan and Security Agreement, the SVB Facility will mature on August 1, 2023; however, if the Company achieves the Amended Milestones on or prior to August 31, 2022, then the maturity will automatically extend to August 1, 2024.

Please refer to Note 4 - Debt, for further discussion of the Loan and Security Agreement and the Amended Loan and Security Agreement.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Debt

The carrying values of the Company's debt obligation were as follows:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

March 31,
($ in thousands)	2022
Loan and Security Agreement	$25,314
Unamortized discount on Loan and Security Agreement	(998)
Total debt	24,316
Less: current portion of long-term debt	(13,993)
Long-term debt	$10,323

As of March 31, 2022, the SVB Facility was fully drawn in the amount of $25.0 million. The SVB Facility bears interest at a floating rate per annum on outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. As of March 31, 2022, interest on the outstanding loans was 8.00%. The Amended Loan and Security Agreement provides for an interest-only period which extends through August 31, 2022 and may be automatically extended through August 31, 2023 if, on or prior to August 31, 2022, SVB receives evidence satisfactory to it, confirming that the Company has (i) received at least $50.0 million in net cash proceeds from the sale of the Company’s equity securities after the date of the Amended Loan and Security Agreement, on terms and conditions acceptable to SVB, and (ii) achieved positive data in the first cohort of the Library TCR-T Trial endorsed by an independent safety monitoring committee as a safe dose to proceed (together, the “Amended Milestones”). After the interest-only payment period, aggregate outstanding borrowings are payable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding principal and accrued and unpaid interest under the SVB Facility and all other outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023; however, if the Company achieves the Amended Milestones on or prior to August 31, 2022, then the maturity will be automatically extended to August 1, 2024. In addition to the payment of the outstanding principal plus accrued interest due, the Company will also owe SVB 5.75% of the original principal amounts borrowed as a final payment (the "Final Payment"). The Company is permitted to make up to two prepayments, subject to the prepayment premium, of the SVB Facility, each payment of at least $5.0 million. Such prepayment premium would be 3.00% of the principal amount of the SVB Facility if prepaid prior to the first anniversary of the effective date, 2.00% of the principal amount of the SVB Facility if prepaid on or after the first anniversary of the effective date but prior to the second anniversary of the effective date and 1.00% of the principal amount of the SVB Facility if prepaid on or after the second anniversary of the effective date but prior to the maturity date. No amount that has been repaid may be reborrowed.

The Amended Loan and Security Agreement requires the Company to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility if the Company does not achieve the Amended Milestones on or prior to August 31, 2022. In the event a cash collateralization were to occur, so long as no event of default has occurred, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest on the SVB Facility, in each case, so long as (i) after subtracting such scheduled payment, the sum of (a) the aggregate outstanding principal, (b) accrued and unpaid interest and (c) the Final Payment is less than $9,770,933 and $5,604,167, respectively and (ii) the balance in the collateral account after the release would equal or exceed $10.0 million and $6.0 million, respectively. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

In connection with its entry into the Loan and Security Agreement, the Company issued to SVB warrants to purchase (i) up to 432,844 shares of the Company’s common stock, in the aggregate, and (ii) up to an additional 432,842 shares of common stock, in the aggregate, in the event the Company achieves certain clinical milestones, in each case at an exercise price per share of $2.22.

In connection with its entry into the Amendment, the Company amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of the Company's common stock, in the aggregate, at an exercise price per share of $1.16, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the SVB warrants, which will be amortized into interest expense over the period to August 1, 2023. Interest expense was $0.7 million for the three months ended March 31, 2022.

The fair value of the Amended Loan and Security Agreement as of March 31, 2022 approximates its face value due to proximity to the transaction.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

5.
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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2022 and 2021 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$67,255	$67,255

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75,222	$75,222	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

6.
Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, inducement stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock consisted of the following as of March 31, 2022 and 2021, respectively:

	March 31,
	2022	2021
Common stock options	$10,969,654	$10,738,378
Inducement stock options	—	463,333
Unvested restricted stock	993,879	1,074,606
Warrants	22,922,342	22,272,727
	$34,885,875	$34,549,044

7.
Related Party Transactions

Collaboration with Vineti Inc.

On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc., ("Vineti"). Pursuant to the agreements, Vineti has been developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s T-cell therapy, or TCR-T, clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and resigned November 2, 2021 and the Company's Interim Chief Executive Officer on February 25, 2021 and resigned on August 30, 2021, is a co-founder and former officer, of Vineti. During the three months ended March 31, 2022, the Company recorded no expenses for Vineti, compared to $0.2 million of expenses for the three months ended March 31, 2021.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

In accordance with the Settlement Agreement, the Company agreed to reimburse the WaterMill Parties for up to $0.4 million of their reasonable out-of-pocket expenses out of a total of approximately $0.7 million in fees and expenses actually incurred by the WaterMill Parties in connection with (i) the WaterMill Parties' solicitation of written consents from the Company's stockholders to vote in favor of certain proposals, as set forth in the definitive consent statement filed by the WaterMill Parties on October 30, 2020, and (ii) the negotiation, execution, and effectuation of the Settlement Agreement. As of February 19, 2021, the Company has fully reimbursed the WaterMill Parties an aggregate amount of $0.4 million.

Joint Venture with TriArm Therapeutics/Eden BioCell

On December 18, 2018, the Company and TriArm Therapeutics, Ltd. (“TriArm”) launched Eden BioCell, Ltd. (“Eden BioCell”) as a joint venture to lead commercialization of the Company’s Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm has contributed $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. TriArm also manages all clinical development in the territory pursuant to a Master Services Agreement between TriArm and Eden BioCell. James Huang was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang is the Chair of the Company's board of directors and has been a director since July 2020. He also serves as a member of Eden BioCell’s board of directors.

For the three months ended March 31, 2022, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. Refer to Note 11 - Joint Venture, for further details.

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

The Company is solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially reasonable efforts, as defined in the License Agreement, to develop and commercialize IL-12 products, CD19 products, BCMA products and TCR Products.

In consideration of the licenses and other rights granted by PGEN, the Company will pay PGEN an annual license fee of $0.1 million and the Company has agreed to reimburse PGEN for certain historical costs of the licensed programs up to $1.0 million, which was fully paid during the year ended December 31, 2019.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 R&D Agreement.

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

2019 Research and Development Agreement—The University of Texas MD Anderson Cancer Center

On October 22, 2019, the Company entered into the 2019 Research and Development Agreement, or the 2019 R&D Agreement, with MD Anderson, pursuant to which the parties agreed to collaborate with respect to the TCR program. Under the 2019 R&D Agreement, the parties will, among other things, collaborate on programs to expand the Company's TCR library and conduct clinical trials. The activities under the 2019 R&D Agreement are directed by a joint steering committee comprised of two members from the Company and one member from MD Anderson.

The Company will own all inventions and intellectual property developed under the 2019 R&D Agreement and the Company will retain all rights to intellectual property for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including the Company's Sleeping Beauty technology. The Company has granted MD Anderson an exclusive license for such intellectual property outside the field of oncology and to develop and commercialize TCR products manufactured

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

using viral gene transfer technologies limited to autologous products if used for cancer treatment or prevention, and a non-exclusive license for allogenic anti-tumor TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products at rates in the low single digits. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three months ended March 31, 2022, the Company incurred expenses of $0.4 million related to this agreement compared to $0 for the three months ended March 31, 2021.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. Please refer to Note 10 - Warrants, for further discussion of the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of December 31, 2021, none of the milestones have been met.

License Agreement with the NCI

On May 28, 2019, the Company entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or NCI. Pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies. On May 29, 2019, January 8, 2020, September 28, 2020, April 16, 2021, May 4, 2021, and August 13, 2021 the Company amended the Patent License to expand its TCR library to include additional TCRs reactive to mutated KRAS and TP53 neoantigens licensed from the NCI.

The terms of the Patent License require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million.

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of the Company's first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License.

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

The Patent License will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. The NCI may terminate or modify the Patent License in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the Patent License, or any portion thereof, in the Company's sole discretion at any time upon 60 days’ written notice to the NCI. In addition, the NCI has the right to: (i) require the Company to sublicense the rights to the product candidates covered by the Patent License upon certain conditions, including if the Company is not

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

reasonably satisfying required health and safety needs and (ii) terminate or modify the Patent License, including if the Company is not satisfying requirements for public use as specified by federal regulations.

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.3 million in license payments to the NCI under this agreement.

Cooperative Research and Development Agreement (CRADA) with the NCI

On January 9, 2017, the Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using the Company's Sleeping Beauty technology, NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use the Company's Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company's researchers.

The Company is responsible for providing NCI with the test materials necessary for them to conduct their studies, and eventually, clinical trials pursuant to the CRADA. Inventions, data and materials discovered or produced in connection with performance of the research plan under the CRADA will remain the sole property of the party who produced the discovery. The parties will jointly own all inventions jointly discovered under the research plan. The owner of any invention under the CRADA will make the decision to file a patent covering the invention, or in the case of a jointly owned invention, the Company will have the first opportunity to file a patent covering the invention. If the Company fails to provide timely notice of its decision to NCI or decide not to file a patent covering the joint invention, NCI has the right to make the filing. For any invention solely owned by NCI or jointly made by NCI and the Company for which a patent application was filed, the U.S. Public Health service grants the Company an exclusive option to elect an exclusive or non-exclusive commercialization license. For inventions owned solely by NCI or jointly owned by NCI and the Company, which are licensed according to the terms described above, the Company agreed to grant to the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world. The Company is also required to grant the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world for any of the Company's solely owned inventions. The agreement may be terminated by any of the parties upon 60 days prior written consent.

The NCI has a cleared Investigational New Drug Application, or IND, that would permit them to begin this trial. To the Company's knowledge, the trial has not yet enrolled due to matters internal to the NCI and unrelated to the Company's technology. The progress and timeline for this trial, including the timeline for dosing patients, are under control of the NCI.

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. The Company did not record expenses under the CRADA for the three months ended March 31, 2022, as compared to $0.6 million for the three months ended March 31, 2021.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three months ended March 31, 2022 and March 31, 2021, no amounts were expensed or paid under the terms of the agreement.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K. K. ("Solasia"), which was amended on July 31, 2014 to include an exclusive worldwide license. Pursuant to the License and Collaboration Agreement, the

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenue generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the license agreement with the Licensors. During the three months ended March 31, 2022 and March 31, 2021, the Company did not record collaboration revenue under the collaboration agreement with Solasia.

9.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	315	733
General and administrative	538	1,464
Stock-based compensation expense	$853	$2,197

The Company granted an aggregate of 2,690,000 stock options during the three months ended March 31, 2022, with a weighted-average grant date fair value of $0.47 per share. The Company granted an aggregate of 4,314,438 stock options during the three months ended March 31, 2021, with a weighted-average grant date fair value of $2.43 per share.

For the three months ended March 31, 2022 and 2021, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.63 – 2.43%	0.09 – 1.05%
Expected life in years	6.25	5.50 - 6.25
Expected volatility	74.49 - 76.27%	72.92 - 74.20%
Expected dividend yield	—%	—%

2.

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2022 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,665,869	$2.87
Granted	2,690,000	0.69
Cancelled	(2,386,216)	3.68
Outstanding, March 31, 2022	10,969,653	$2.16	9.02	$—
Options exercisable, March 31, 2022	3,394,055	$3.35	7.86	$—
Options exercisable, December 31, 2021	4,410,312	$3.85	7.53	$—
Options available for future grant	15,242,103

At March 31, 2022, total unrecognized compensation costs related to unvested stock options outstanding amounted to $7.5 million. The cost is expected to be recognized over a weighted-average period of 2.08 years.

A summary of the status of unvested restricted stock for the three months ended March 31, 2022 is as follows:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	1,198,580	$2.10
Vested	(27,819)	3.16
Cancelled	(176,882)	2.79
Unvested, March 31, 2022	993,879	$1.95

At March 31, 2022, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $1.5 million. The cost is expected to be recognized over a weighted-average period of 2.15 years.

10.
Warrants

In connection with the Company’s November 2018 private placement which provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock which became exercisable six months after the closing of the private placement (the "November 2018 Warrants"). The November 2018 Warrants had an exercise price of $3.01 per share and have a five-year term. The fair value of the November 2018 Warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

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

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three months ended March 31, 2022 and March 31, 2021, the Company did not recognize any expense related to the MD Anderson Warrant as no clinical milestones had been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4 - Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten-year life and are fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the Amendment, as described in Note 4 - Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the warrants are for up to 649,615 shares of common stock, in the aggregate, at an exercise price per share of $1.16. The amended and restated warrants expire on August 6, 2031 and were fully vested upon issuance. Using a Black-Scholes model with an expected volatility of 81%, risk free interest rate of 1.49%, expected life of 10 years and no dividends, the Company recorded a $0.2 million increase in the fair value of the warrants due to the modification of the warrants.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The Company determined that Eden BioCell was considered a variable interest entity, or VIE, and concluded that it is not the primary beneficiary of the VIE as it did not have the power to direct the activities of the VIE. As a result, the Company accounts for the equity interest in Eden BioCell under the equity method of accounting as it has the ability to exercise significant influence.

In March 2021, Eden BioCell began treating patients in a clinical trial with the Company’s investigational CD19 RPM CAR-T cell therapy, under the IND cleared by the Taiwan FDA in December 2020. In the first half of 2021, two patients were treated in this trial. The lead investigator at National Taiwan University in Taipei, has reported no serious adverse safety events in either of these patients. Laboratory results continue to support, as previously published, that non-viral Sleeping Beauty gene transfer is effective in genetically modifying autologous T-cells. Patients were infused two days after gene transfer, thus shortening the turnaround time and demonstrating an advantage over viral methods.

Based on laboratory data from the first two patients generated between March and May 2021, the TriArm/Eden team concluded, in concert with the investigator and the Company, that further process development work is required.

In September 2021, TriArm and the Company mutually agreed to dissolve the joint venture.

For the three months ended March 31, 2022 and 2021, Eden BioCell incurred a net loss. The Company continues to have no commitment to fund its operations.

12.
Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued. The Company did not have any material subsequent events that impacted its financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 30, 2022, or the Annual Report.

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

Overview

We are a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We are leveraging our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53, and EGFR. In collaboration with the MD Anderson Cancer Center, or MD Anderson, we are currently enrolling patients for a Phase 1/2 clinical trial evaluating ten TCRs reactive to mutated KRAS, TP53, and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian, and bile duct, which we refer to as our TCR-T Library Phase 1/2 Trial. On May 2, 2022, we announced that we treated our first patient in this trial; we anticipate reporting interim data in the second half of 2022.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2022, we had a net loss of $9.8 million, and as of March 31, 2022, we have incurred approximately $852.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

On September 27, 2021, we announced a restructuring designed to enable us to focus on and advance our TCR program. As a result of the restructuring, approximately 60 positions were eliminated, and we were able to extend our anticipated cash runway. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023.

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

On May 2, 2022, we announced dosing of the first patient in our TCR-T Library Phase 1/2 trial being conducted at MD Anderson. The TCR-T cell product was successfully manufactured in Alaunos’ cGMP facility in Houston, Texas. We continue to enroll patients in the trial at dose levels according to the clinical protocol. We expect to present interim data at an appropriate scientific or medical conference in the second half of 2022.

On May 16, 2022, we presented preclinical data in poster M-234 on Stem-cell memory TCR-T cells targeting hotspot EGFR, KRAS and TP53 neoantigens generated through co-expression of membrane-bound Interleukin-15, or mbIL-15, at the 25th Annual Meeting of the American Society of Gene and Cell Therapy. Our mbIL-15 program is designed to augment the function of TCR-T cells by co-expression of a proprietary potentially more potent mbIL-15. In this preclinical study, we observed that mbIL-15 TCR-T cells specifically targeted and killed tumors expressing matching neoantigen and HLAs with negligible off-target effects. Importantly, mbIL-15 seems to enhance the survival and persistence of TCR-T cells cultured in the absence of exogenous cytokine support. The persisting mbIL-15 TCR-T cells were observed to exhibit a preponderance of long-lived T stem-cell memory cells that were capable to giving rise to effector T cell subsets upon in vitro restimulation. These preclinical observations suggest that our proprietary mbIL-15 technology has the potential to establish long-lived tumor-specific TCR-T cells that may have the potential to survive in circulation and in the suppressive tumor microenvironment.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with our Amended Loan and Security Agreement, as defined below.

Overview of Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
($ in thousands)
Research and development expenses	$5,580	$13,336	$(7,756)	(58)%

Research and development expenses for the three months ended March 31, 2022 decreased by $7.8 million, or 58%, when compared to the three months ended March 31, 2021 primarily due to a decrease in program-related costs of $2.8 million as a result of the winding down of our IL-12 and CAR-T programs, a $4.7 million decrease in employee related expenses due to our reduced headcount following our restructuring in the third quarter of 2021, and a $0.3 million decrease in consulting expenses due to a decreased reliance on consultants.

For the three months ended March 31, 2022, our clinical stage projects included our TCR-T Library Phase 1/2 trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian, and bile duct cancers.

General and administrative expenses

General and administrative expenses during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
($ in thousands)
General and administrative expenses	$3,505	$8,227	$(4,722)	(57)%

General and administrative expenses for the three months ended March 31, 2022 decreased by $4.7 million as compared to the three months ended March 31, 2021, primarily due to a $3.6 million decrease in employee related expenses due to our reduced headcount following our restructuring in the third quarter of 2021, a $0.8 million decrease in consulting and professional services expenses due to lower legal costs and a decreased use of consultants, and a $0.2 million decrease in facilities and other expenses.

Other income (expense), net

Other income (expense), net during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021	Change
($ in thousands)
Interest expense	$(683)	$—	$(683)	100%
Other income (expense), net	(20)	9	(29)	(322)%
Total	$(703)	$9	$(712)	(7911)%

Other expense, net for the three months ended March 31, 2022 increased by $0.7 million as compared to the three months ended March 31, 2021, primarily due to $0.7 million of interest expense associated with our Amended Loan and Security Agreement, as defined below.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through March 31, 2022, we have received an aggregate of $714.1 million from issuances of equity and $25.0 million from our Amended Loan and Security Agreement, as defined below.

We follow the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the second quarter of 2023. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to our ability to continue as a going concern. This forecast of cash resources and planned operations is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

2021 Loan and Security Agreement

On August 6, 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank and affiliates of Silicon Valley Bank (collectively, "SVB") (the "Loan and Security Agreement"). The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing ("Term A Tranche"), with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022 ("Term B Tranche").

Effective December 28, 2021, we entered into a First Amendment (the "Amendment") to the Loan and Security Agreement (as so amended, the "Amended Loan and Security Agreement").

The Amended Loan and Security Agreement extends the interest-only period through August 31, 2022, and provides for an automatic extension through August 31, 2023, if the Amended Milestones (as defined below) are met by August 31, 2022. The Amendment eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche (the "SVB Facility"). Under the Amended Loan and Security Agreement, the SVB Facility will mature on August 1, 2023; however, if we achieve the Amended Milestones on or prior to August 31, 2022, then the maturity will automatically extend to August 1, 2024. As of March 31, 2022, the SVB Facility was fully drawn in the amount of $25.0 million. The SVB Facility bears interest at a floating rate per annum on the outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. The Amended Loan and Security Agreement provides for an interest-only period which extends through August 31, 2022, as compared to March 31, 2022 in the Loan and Security Agreement, and may be automatically extended through August 31, 2023, if, on or prior to August 31, 2022, SVB receives evidence, satisfactory to it, confirming that we have (i) received at least $50.0 million in net cash proceeds from the sale of our equity securities after the date of the Amended Loan and Security Agreement, on terms and conditions acceptable to SVB, and (ii) achieved positive data in the first cohort of the TCR-T Library Phase 1/2 Trial endorsed by an independent safety monitoring committee as a safe dose to proceed (together, the “Amended Milestones”). After the interest-only payment period, aggregate outstanding borrowings are repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding principal and accrued and unpaid interest under the SVB Facility and all other outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023; however, if we achieve the Amended Milestones on or prior to August 31, 2022, then the maturity will be automatically extended to August 1, 2024. In addition to the payment of the outstanding principal plus accrued interest due, we will also owe SVB 5.75% of the original principal amounts borrowed as a final payment (the "Final Payment"). We are permitted to make up to two prepayments, each payment of at least $5.0 million, subject to the prepayment premium of the SVB Facility. Such prepayment premium would be 3.00% of the principal amount of the SVB Facility if prepaid prior to the first anniversary of the effective date, 2.00% of the principal amount of the SVB Facility if prepaid on or after the first anniversary of the effective date but prior to the second anniversary of the effective date and 1.00% of the principal amount of the SVB Facility if prepaid on or after the second anniversary of the effective date but prior to maturity date. No amount that has been repaid may be reborrowed.

The Amended Loan and Security Agreement requires us to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility if we do not achieve the Amended Milestones on or prior to August 31, 2022. In the event a cash collateralization were to occur, so long as no event of default has occurred, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest on the SVB facility, in each case, so long as (i) after subtracting such scheduled payment, the sum of (a) the aggregate outstanding principal, (b) accrued and unpaid interest and (c) the Final Payment is less than $9,770,933 and $5,604,167, respectively and (ii) the balance in the collateral account after the release would equal or exceed $10.0 million and $6.0 million, respectively. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of our properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

In connection with our entry into the Loan and Security Agreement, we issued to SVB warrants to purchase (i) up to 432,844 shares of our common stock, in the aggregate, and (ii) up to an additional 432,842 shares of Common Stock, in the aggregate, in the event we achieve certain clinical milestones, in each case at an exercise price per share of $2.22. In connection with our entry into the Amendment, we amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of our common stock, in the aggregate, at an exercise price per share of $1.16, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the SVB Warrants, which will be amortized into interest expense over the period to August 1, 2023. Interest expense was $0.7 million for the three months ended March 31, 2022.

The fair value of the Amended Loan and Security Agreement as of March 31, 2022 approximates its face value due to proximity to the transaction.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
($ in thousands)
Net cash provided by (used in):
Operating activities	$(7,770)	$(15,313)
Investing activities	(29)	(717)
Financing activities	—	1,017
Net decrease in cash and cash equivalents	$(7,799)	$(15,013)

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

Net cash used in operating activities for the three months ended March 31, 2022 was $7.8 million, as compared to net cash used in operating activities of $15.3 million for the three months ended March 31, 2021. The net cash used in operating activities for the three months ended March 31, 2022 was primarily due to our net loss of $9.8 million, adjusted for $1.7 million of non-cash items such as depreciation and stock-based compensation, and a decrease in accounts payable of $0.8 million and a $0.2 million decrease in accrued expenses, offset by a decrease in receivables of $1.1 million due to cash receipts and a decrease to prepaid expenses and other assets of $0.2 million.

Net cash used in investing activities was $29 thousand for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. The decrease of $0.7 million in net cash used in investing activities was primarily a result of the decision to use available cash to expand our internal cell therapy capabilities in our Houston, Texas facilities during the first quarter of 2021.

There were no financing activities for the three months ended March 31, 2022. Net cash provided by financing activities during the three months ended March 31, 2021 was $1.0 million, related primarily to proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of March 31, 2022, our accumulated deficit was approximately $852.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

•
changes in the focus, direction and pace of our development programs;
•
the effect of competing technologies and market developments;
•
the scope, progress, timing, costs and results of our TCR-T Library Phase 1/2 Trial for the treatment of certain solid tumors and costs associated with the development of our product candidates;
•
our headcount growth focused on our TCR program and scaling our manufacturing capabilities;
•
our ability to secure partnering arrangements; and
•
costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments.

As of March 31, 2022, we had approximately $68.3 million of cash and cash equivalents. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2023. In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations.

Working capital as of March 31, 2022 was $48.6 million, consisting of $69.8 million in current assets and $21.2 million in current liabilities. Working capital as of December 31, 2021 was $62.8 million, consisting of $78.8 million in current assets and $16.0 million in current liabilities.

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

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the three months ended March 31, 2022 and 2021, we recognized $0.3 million related to royalty payments under this agreement. As of March 31, 2022, we have paid a total of $0.8 million in minimum annual royalty payments under this agreement.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of our first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. No payments were made during the three months ended March 31, 2022 and March 31, 2021.

On October 5, 2018, we entered into an exclusive license agreement, or the License Agreement, with PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the agreement and we have also agreed to reimburse certain historical costs of PGEN up to $1.0 million. For the three months ended March 31, 2022 and March 31, 2021, we have made licensing fee payments in accordance with the terms of the agreement.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2021, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2022, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report. The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes from the risk factors previously disclosed in Item 1A of our Annual Report, as filed with the SEC. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. The impact of COVID-19 may also exacerbate other risks discussed in this filing, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

RISKS RELATED TO OUR BUSINESS

*We will require substantial additional financial resources to continue as a going concern and to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2022, we had a net loss of $9.8 million, and, as of March 31, 2022, our accumulated deficit since inception in 2003 was $852.6 million. We expect our operating expenditures and net losses to increase significantly in connection with our ongoing clinical trial and our internal research and development capabilities. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of March 31, 2022, we have approximately $68.3 million of cash and cash equivalents. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023, and we have no committed sources of additional capital at this time. We follow the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to our ability to continue as a going concern.

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

On August 6, 2021, we entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. In connection with the initial borrowing, we also issued warrants to SVB and certain of its affiliates for the purchase of up to 432,844 shares of our common stock, in the aggregate, at an exercise price of $2.22 per share. The Loan and Security Agreement was subsequently amended, effective December 28, 2021, to, among other things, eliminate the additional tranche so that the $25.0 million we have drawn down is the full amount available under the SVB Facility. As a result, we do not have any other borrowings available under the SVB Facility. In connection with entering into the Amendment we also amended and restated the warrants. These amended and restated warrants provide for the purchase of up to 649,615 shares of our common stock, in the aggregate, at an exercise price of $1.16 per share.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, creating liens, making capital expenditures or declaring dividends. Furthermore, the ongoing impact of COVID-19 and geopolitical instability, including the recent military conflict between Russia and Ukraine, on global financial markets could make the terms of any available financing less attractive to use and more dilutive to our existing shareholders. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

We have incurred indebtedness that could adversely affect our business and place restrictions on our operating and financial flexibility.

The Amended Loan and Security Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries. The affirmative covenants require us (and us to cause our subsidiaries, if any) to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage, and protect material intellectual property, among other things. The negative covenants restrict our and our subsidiaries’ ability to, among other things, transfer collateral, change our business, engage in mergers or acquisitions, incur additional indebtedness, pay cash dividends or make other distributions, make investments, create liens, sell assets and make any payment on subordinated debt. The restrictive covenants of the Amended Loan and Security Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial, including entering into certain licensing arrangements, maintaining flexible cash management arrangements and engaging in certain change in control transactions, among others.

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

*We have previously identified material weaknesses in our internal control, all of which have been remediated. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Global Select Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We may also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

We have identified material weaknesses in our internal control over financial reporting in the past. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Although the material weaknesses identified in the past have been remediated, we cannot assure you that any measures we have taken or may take in the future will be sufficient to avoid potential future material weaknesses. If we are unable to successfully remediate any future material weakness and maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in the identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Our plans to develop and commercialize non-viral adoptive TCR-T cell therapies can be considered a new approach to cancer treatment, the successful development of which is subject to significant challenges.

We intend to employ technologies such as the technology licensed from MD Anderson pursuant to that certain license agreement between us, Precigen, and MD Anderson, with an effective date of January 13, 2015, or the MD Anderson License, which was subsequently assigned by Precigen and assumed by PGEN effective as of January 1, 2018, from PGEN, pursuant to the License Agreement, and from NCI, pursuant to the Patent License described above, to pursue the development and commercialization of non-viral cellular therapies based on T-cells and TCRs, targeting solid tumor malignancy. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

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

We commenced enrollment in our TCR-T Library Phase 1/2 Trial in January 2022 and announced the treatment of the first patient in May 2022. We do not know at this stage whether patient response data from this trial will be favorable, and initial success in clinical trials may not be indicative of results obtained when such trials are completed. Our product candidates may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates.

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

We will need to attract, recruit and retain qualified personnel and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

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

Companies in the T-cell therapy segment that have target discovery platforms like ours include Adaptive Therapeutics, Affini-T Therapeutics, Immatics, Enara Bio, T-knife Therapeutics, TScan Therapeutics and 3T Biosciences. Several companies, including Advaxis, Amgen, BioNTech, Geneos Therapeutics, and Gritstone, are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics and several companies developing CRISPR technology, including Crispr Therapeutics.

Several companies are pursuing the development of allogeneic CAR-T therapies, including Allogene Therapeutics, Atara Biotherapeutics, Precision Biosciences, and Servier Laboratories (in collaboration with Cellectis), which may compete with our product candidates. We also face competition from companies developing therapies using cells other than T cells such as Athenex, Fate Therapeutics, ImmunityBio, IN8bio, Nkarta Therapeutics, and Takeda Pharmaceutical. Other competitors are developing T cells with cytokines such as Fate Therapeutics and Obsidian Therapeutics. Finally, we also face competition from non- cell-based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Incyte, Merck, and Roche. Additionally, our ability to pursue partnerships relating to our IL-12 and CAR-T programs may be impacted by substantial competition from these and other biopharmaceutical companies.

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

Our product candidates are in various stages of development and require extensive clinical testing. Our most advanced product candidates are in our TCR-T Library Phase 1/2 Trial, which is currently enrolling patients. Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. Notwithstanding our current clinical trial plans for each of our existing product candidates, which we estimate will take several years to complete, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. Failure can occur at any stage of a clinical trial, and we can encounter problems that cause us to delay the start of, abandon or repeat clinical trials. Some factors which may lead to a delay in the commencement or completion of our clinical trials include: requests for additional nonclinical data from regulators, unforeseen safety issues, dosing issues, lack of effectiveness during clinical trials, difficulty recruiting or monitoring patients, difficulty manufacturing clinical products, among other factors.

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
•
The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors that use, disclose or otherwise process individually identifiable health information;
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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. In addition, due to the COVID-19 pandemic, we have enabled many of our employees to work remotely, which may make us more vulnerable to cyberattacks. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Although we have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, we cannot guarantee that those measures will be successful in preventing any such security incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare Company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. If the technology supporting our hunTR discovery engine were to experience a cyber-incident resulting in the disclosure or theft of our proprietary screening software or library of TCRs, our business may be materially and negatively impacted. While we are not aware of any such material system failure, accident or security breach to date, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson and NCI, as well as with respect to the PGEN technology, including Sleeping Beauty. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, PGEN and us, and MD Anderson has the right to control the preparation, filing, and prosecution of such patent applications unless the parties agree that we or PGEN instead may control such activities. Although under the agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or PGEN may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Under the Patent License with the NCI for certain TCRs, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications and patents licensed to us. Although under the Patent License, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all its patent applications and patents licensed to us, we cannot guarantee that our comments will be solicited or followed. Under our License Agreement with PGEN, PGEN has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear all related costs incurred by it in regard to those actions. PGEN is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the License Agreement PGEN has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson, the NCI or PGEN, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, MD Anderson, the NCI and PGEN will file additional patent applications both in the United States and in other jurisdictions. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ patent portfolio:

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

During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. On April 27, 2022, we filed a definitive proxy statement, which included a proposal to effect a reverse stock split, if needed in the discretion of our board of directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for -5 and 1-for-15, inclusive. On May 11, 2022, the closing price of our common stock was $0.55 per share. If we are unable to continue to meet the requirements for listing on the Nasdaq Global Select Market we may apply to Nasdaq to list our common stock on the Nasdaq Capital Markets which may also provide us up to an additional 180 days to regain compliance with the Minimum Bid Price Rule. Nasdaq would have to accept our application to list on the Nasdaq Capital Market and we would need to show our compliance with the other listing standards and provide Nasdaq written notice of our intention to cure the bid price deficiency. Should Nasdaq determine that we are not eligible to list on the Nasdaq Capital Market or we elect not to submit an application to transfer to the Nasdaq Capital Market we will receive written notice that our common stock will be delisted, at which point we will have the opportunity to appeal that decision. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

*We may effect a reverse stock split of our common stock, but it may not result in the intended benefits.

As described above, we are seeking approval from our stockholders to effect, if needed in the discretion of our board of directors, a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock in order to regain compliance with the Nasdaq minimum bid price requirement. However, there can be no assurance that the reverse stock split will be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq.

*If we implement a reverse stock split, liquidity of our common stock may be adversely affected.

If we do effect a reverse stock split, the liquidity of the shares of our common stock may be affected adversely by any such reverse stock split given the reduced number of shares of common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

*The exercise of outstanding warrants, and issuance of equity awards may have a dilutive effect on our stock, and negatively impact the price of our common stock.

As of March 31, 2022, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under our 2012 Equity Incentive Plan, or the 2020 Equity Incentive Plan. Under these plans, 10,969,653 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $2.16 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of March 31, 2022, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 51.9% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 11, 2022, Dr. Eleanor de Groot notified us of her decision to resign from her position as our Executive Vice President, Operations, effective May 13, 2022, in order to pursue other opportunities.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

3.3

Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 preferred stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: May 16, 2022

By:

/s/ Michael Wong
Michael Wong
Vice President, Finance
(Principal Accounting Officer) Dated: May 16, 2022