Form 10-Q
period 2022-06-30
Alaunos Therapeutics, Inc.
filed 2022-08-15
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 216,174,542 shares.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law,

i

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$60,011	$76,054
Receivables	—	1,111
Prepaid expenses and other current assets	1,350	1,666
Total current assets	61,361	78,831
Property and equipment, net	9,671	10,941
Right-of-use asset	2,357	4,420
Deposits	42	42
Other non-current assets	500	631
Total assets	$73,931	$94,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$474	$1,368
Current portion of long-term debt	20,051	7,868
Accrued expenses	5,725	6,076
Lease liability, current	525	729
Total current liabilities	26,775	16,041
Long-term debt	4,472	16,250
Lease liability, non-current	2,476	4,518
Other non-current liabilities	28	—
Total liabilities	$33,751	$36,809
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 420,000,000 shares authorized, 216,174,542 shares issued and outstanding at June 30, 2022 and 350,000,000 shares authorized, 216,127,443 shares issued and outstanding at December 31, 2021	216	216
Additional paid-in capital	902,536	900,693
Accumulated deficit	(862,572)	(842,852)
Total stockholders' equity	40,180	58,057
Total liabilities and stockholders' equity	$73,931	$94,865

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	5,937	13,570	11,518	26,906
General and administrative	3,429	9,069	6,935	17,296
Gain on lease modification	(133)	—	(133)	—
Total operating expenses	9,233	22,639	18,320	44,202
Loss from operations	(9,233)	(22,639)	(18,320)	(44,202)
Interest expense	(740)	—	(1,425)	—
Other income (expense), net	41	(31)	25	(22)

Net loss	$(9,932)	$(22,670)	$(19,720)	$(44,224)
Net loss applicable to common stockholders	$(9,932)	$(22,670)	$(19,720)	$(44,224)
Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.09)	$(0.21)
Weighted average common shares outstanding, basic and diluted	214,998,893	214,426,406	214,972,876	214,191,839

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	215,950,561	$216	$901,546	$(852,640)	$49,122
Stock-based compensation	—	—	990	—	990
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(56,019)	—	—	—	—
Net loss	—	—	—	(9,932)	(9,932)
Balance at June 30, 2022	216,174,542	$216	$902,536	$(862,572)	$40,180

The accompanying notes are an integral part of these financial statements.

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	1,843	—	1,843
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(232,901)	—	—	—	—
Net loss	—	—	—	(19,720)	(19,720)
Balance at June 30, 2022	216,174,542	$216	$902,536	$(862,572)	$40,180

The accompanying notes are an integral part of these financial statements.

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	215,257,674	$215	$891,081	$(785,655)	$105,641
Stock-based compensation	—	—	5,290	—	5,290
Exercise of employee stock options	10,667	—	20	—	20
Restricted stock awards	412,898	1	(1)	—	—
Cancelled restricted common stock	(122,091)	—	—	—	—
Net loss	—	—	—	(22,670)	(22,670)
Balance at June 30, 2021	215,559,148	$216	$896,390	$(808,325)	$88,281

The accompanying notes are an integral part of these financial statements.

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	$123,982
Stock-based compensation	—	—	7,486	—	7,486
Exercise of employee stock options	363,109	—	1,036	—	1,036
Restricted stock awards	726,224	1	—	—	1
Cancelled restricted common stock	(122,091)	—	—	—	—
Net loss	—	—	—	(44,224)	(44,224)
Balance at June 30, 2021	215,559,148	$216	$896,390	$(808,325)	$88,281

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,720)	$(44,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,374	1,219
Amortization of financing costs	405	—
Stock-based compensation	1,843	7,486
Reduction in the carrying amount of right-of-use assets	2,196	(721)
Gain on lease modification	(133)	—
(Increase) decrease in:
Receivables	1,111	(2,961)
Prepaid expenses and other current assets	316	5,820
Other non-current assets	131	493
Increase (decrease) in:
Accounts payable	(894)	22
Accrued expenses	(368)	(4,742)
Lease liabilities	(2,246)	843
Other non-current liabilities	28	—
Net cash used in operating activities	(15,957)	(36,765)
Cash flows from investing activities:
Purchases of property and equipment	(86)	(2,594)
Net cash used in investing activities	(86)	(2,594)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,036
Net cash provided by financing activities	—	1,036
Net decrease in cash and cash equivalents	(16,043)	(38,323)
Cash and cash equivalents, beginning of period	76,054	115,069
Cash and cash equivalents, end of period	$60,011	$76,746
Supplementary disclosure of cash flow information:
Cash paid for interest	$1,002	$—
Amounts included in accrued expenses and accounts payable related to property and equipment	$17	$258

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. On January 25, 2022, the Company changed its corporate name from ZIOPHARM Oncology, Inc. to Alaunos Therapeutics, Inc. The Company is leveraging its proprietary, non-viral Sleeping Beauty gene transfer platform and its cancer hotspot mutation TCR library to design and manufacture personalized cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR.

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2022, the Company had approximately $60.0 million of cash and cash equivalents. The Company’s accumulated deficit at June 30, 2022 was approximately $862.6 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

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

As of June 30, 2022, there were 216,174,542 shares of common stock outstanding and an additional 33,008,978 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

The results disclosed in the statements of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year 2022.

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

2.
Financings

2021 Loan and Security Agreement

On August 6, 2021, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Silicon Valley Bank and affiliates of Silicon Valley Bank (collectively, "SVB"). The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing (the "Term A Tranche"), with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022 (the "Term B Tranche").

Effective December 28, 2021, the Company, entered into a First Amendment (the “Amendment”) to the Loan and Security Agreement (as so amended, the "Amended Loan and Security Agreement").

The Amended Loan and Security Agreement extends the interest-only period through August 31, 2022 and provides for an automatic extension of the interest-only period through August 31, 2023, if the Amended Milestones (as defined below) are met by August 31, 2022. The Amendment eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche (the "SVB Facility"). Under the Amended Loan and Security Agreement, the SVB Facility will mature on August 1, 2023; however, if the Company achieves the Amended Milestones on or prior to August 31, 2022, then the maturity will automatically extend to August 1, 2024.

Please refer to Note 4 - Debt, for further discussion of the Loan and Security Agreement and the Amended Loan and Security Agreement.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Debt

The carrying values of the Company's debt obligation were as follows:

June 30,
($ in thousands)	2022
Loan and Security Agreement	$25,423
Unamortized discount on Loan and Security Agreement	(900)
Total debt	24,523
Less: current portion of long-term debt	(20,051)
Long-term debt	$4,472

As of June 30, 2022, the SVB Facility was fully drawn in the amount of $25.0 million. The SVB Facility bears interest at a floating rate per annum on outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. As of June 30, 2022, interest on the outstanding loans was 9.25%. The Amended Loan and Security Agreement

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

provides for an interest-only period which extends through August 31, 2022 and may be automatically extended through August 31, 2023 if, on or prior to August 31, 2022, SVB receives evidence satisfactory to it, confirming that the Company has (i) received at least $50.0 million in net cash proceeds from the sale of the Company’s equity securities after the date of the Amended Loan and Security Agreement, on terms acceptable to SVB, and (ii) achieved positive data in the first cohort of the Library TCR-T Trial endorsed by an independent safety monitoring committee as a safe dose to proceed (together, the “Amended Milestones”). After the interest-only payment period, aggregate outstanding borrowings are payable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding principal and accrued and unpaid interest under the SVB Facility and all other outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023; however, if the Company achieves the Amended Milestones on or prior to August 31, 2022, then the maturity will be automatically extended to August 1, 2024. In addition to the payment of the outstanding principal plus accrued interest due, the Company will also owe SVB 5.75% of the original principal amounts borrowed as a final payment (the "Final Payment"). The Company is permitted to make up to two prepayments, subject to a prepayment premium, of the SVB Facility, each such payment to be at least $5.0 million. Such prepayment premium would be 3.00% of the principal amount of the SVB Facility if prepaid prior to the first anniversary of the effective date, 2.00% of the principal amount of the SVB Facility if prepaid on or after the first anniversary of the effective date but prior to the second anniversary of the effective date and 1.00% of the principal amount of the SVB Facility if prepaid on or after the second anniversary of the effective date but prior to the maturity date. No amount that has been repaid may be reborrowed.

The Amended Loan and Security Agreement requires the Company to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility if the Company does not achieve the Amended Milestones on or prior to August 31, 2022. In the event a cash collateralization were to occur, so long as no event of default has occurred, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest, in each case, so long as (i) after subtracting such scheduled payment, the sum of (a) the aggregate outstanding principal, (b) accrued and unpaid interest and (c) the Final Payment is less than $9,770,933 and $5,604,167, respectively and (ii) the balance in the collateral account after the release would equal or exceed $10.0 million and $6.0 million, respectively. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

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

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the SVB Warrants, which will be amortized into interest expense over the period to August 1, 2023. Interest expense was $0.7 million for the three months ended June 30, 2022 and was $1.4 million for the six months ended June 30, 2022.

The fair value of the Amended Loan and Security Agreement as of June 30, 2022 approximates its face value due to proximity to the transaction.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and December 31, 2021 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$59,011	$59,011	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75,222	$75,222	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

6.
Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, inducement stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock consisted of the following as of June 30, 2022 and 2021, respectively:

	June 30,
	2022	2021
Common stock options	10,086,635	10,186,829
Inducement stock options	-	463,333
Unvested restricted stock	1,159,688	1,065,175
Warrants	22,922,342	22,272,727
	34,168,665	33,988,064

7.
Related Party Transactions

Collaboration with Vineti Inc.

On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc. ("Vineti"). Pursuant to the agreement, Vineti has been developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s T-cell therapy, or TCR-T, clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and resigned November 2, 2021 and the Company's Interim Chief Executive Officer on February 25, 2021 and resigned on August 30, 2021, is a co-founder and former officer of Vineti. During the three and six months ended June 30, 2022, the Company recorded no expenses for Vineti, compared to $0.1 million of expenses for the three and six months ended June 30, 2021.

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

For the three and six months ended June 30, 2022, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. Refer to Note 12 - Joint Venture, for further details.

8.
Leases

In the second quarter of 2022, the Company modified its real estate lease agreement executed on December 15, 2020 with MD Anderson, which reduced the Company's leased space for 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was recorded on the lease modification during the three months ended June 30, 2022.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The Company will make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay PGEN tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products. The Company will also pay PGEN royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay PGEN twenty percent of any sublicensing income received by us relating to the licensed products. The Company is responsible for all development costs associated with each of the licensed products.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

activities under the 2019 R&D Agreement are directed by a joint steering committee comprised of two members from the Company and one member from MD Anderson.

The Company will own all inventions and intellectual property developed under the 2019 R&D Agreement and the Company will retain all rights to intellectual property for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including the Company's Sleeping Beauty technology. The Company has granted MD Anderson an exclusive license for such intellectual property outside the field of oncology and to develop and commercialize TCR products manufactured using viral gene transfer technologies limited to autologous products if used for cancer treatment or prevention, and a non-exclusive license for allogenic anti-tumor TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three months ended June 30, 2022, the Company incurred expenses of $0.6 million from MD Anderson related to this agreement compared to $0 for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company incurred expenses of $1.0 million from MD Anderson related to this agreement compared to $0 for the six months ended June 30, 2021.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. Please refer to Note 11 - Warrants, for further discussion of the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of June 30, 2022, the milestones have not been met.

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

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of the Company's first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License. The Company paid the first benchmark payment during the three months ended June 30, 2022.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

For the three months ended June 30, 2022, the Company recognized $0.2 million in license payments to the NCI under this agreement, compared to $0.1 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company recognized $0.5 million in license payments to the NCI under this agreement, compared to $0.5 million for the six months ended June 30, 2021.

Cooperative Research and Development Agreement (CRADA) with the NCI

On January 9, 2017, the Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using the Company's Sleeping Beauty technology, the NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use the Company's Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company's researchers.

The Company is responsible for providing the NCI with the test materials necessary for them to conduct their studies, and eventually, clinical trials pursuant to the CRADA. Inventions, data and materials discovered or produced in connection with performance of the research plan under the CRADA will remain the sole property of the party who produced the discovery. The parties will jointly own all inventions jointly discovered under the research plan. The owner of any invention under the CRADA will make the decision to file a patent covering the invention, or in the case of a jointly owned invention, the Company will have the first opportunity to file a patent covering the invention. If the Company fails to provide timely notice of its decision to the NCI or decide not to file a patent covering the joint invention, the NCI has the right to make the filing. For any invention solely owned by the NCI or jointly made by the NCI and the Company for which a patent application was filed, the U.S. Public Health service grants the Company an exclusive option to elect an exclusive or non-exclusive commercialization license. For inventions owned solely by the NCI or jointly owned by the NCI and the Company, which are licensed according to the terms described above, the Company agreed to grant to the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world. The Company is also required to grant the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world for any of the Company's solely owned inventions. The agreement may be terminated by any of the parties upon 60 days prior written consent.

The NCI has a cleared Investigational New Drug Application, or IND, that would permit them to begin this trial. To the Company's knowledge, the trial has not yet enrolled due to matters internal to the NCI and unrelated to the Company's technology. The progress and timeline for this trial, including the timeline for dosing patients, are under control of the NCI.

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA (the "CRADA Fourth Amendment") which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company did not record expenses under the CRADA for the three and six months ended June 30, 2022, as compared to $0.6 million for the three months ended June 30, 2021 and $1.3 million for the six months ended June 30, 2021.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain other milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and six months ended June 30, 2022 and June 30, 2021, no amounts were expensed or paid under the terms of the agreement.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K. K. ("Solasia"), which was amended on July 31, 2014 to include an exclusive worldwide license and amended on October 14, 2021 to revise certain payment schedule details. Pursuant to the License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenue generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the license agreement with the licensors. During the three and six months ended June 30, 2022 and June 30, 2021, the Company did not record collaboration revenue under the collaboration agreement with Solasia.

10.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	214	847	528	1,580
General and administrative	776	4,443	1,315	5,906
Stock-based compensation expense	$990	$5,290	$1,844	$7,486

The Company granted an aggregate of 692,500 stock options during the three months ended June 30, 2022, with a weighted-average grant date fair value of $0.55 per share, and granted an aggregate of 3,382,500 stock options during the six months ended June 30, 2022, with a weighted-average grant date fair value of $0.48 per share. The Company granted an aggregate of 41,500 stock options during the three months ended June 30, 2021, with a weighted-average grant date fair value of $2.27 per share, and granted an aggregate of 4,395,438 stock options during the six months ended June 30, 2021, with a weighted-average grant date fair value of $2.44 per share.

For the three and six months ended June 30, 2022 and 2021, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.83 – 3.54%	1.15%	1.63 – 3.54%	0.09 – 1.15%
Expected life in years	5.27 - 6.25	6.25	5.27 - 6.25	5.50 - 6.25
Expected volatility	78.58 - 82.97%	74.08%	74.49 - 82.97%	72.92 - 74.80%
Expected dividend yield	—%	—%	—%	—%

2.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Stock option activity under the Company’s stock option plans for the six months ended June 30, 2022 is as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,665,869	$2.87
Granted	3,382,500	0.71
Cancelled	(3,961,735)	3.33
Outstanding, June 30, 2022	10,086,635	$1.97	8.95	$1,611
Options exercisable, June 30, 2022	2,955,111	$3.28	7.87	$89
Options exercisable, December 31, 2021	4,410,312	$3.85	7.53	$—
Options available for future grant	15,780,200

At June 30, 2022, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.1 million. The cost is expected to be recognized over a weighted-average period of 1.95 years.

A summary of the status of unvested restricted stock for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	1,198,580	$2.10
Granted	280,000	0.82
Vested	(85,991)	3.87
Cancelled	(232,901)	3.15
Unvested, June 30, 2022	1,159,688	$1.45

At June 30, 2022, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $1.4 million. The cost is expected to be recognized over a weighted-average period of 1.92 years.

11.
Warrants

In connection with the Company’s November 2018 private placement that provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock, which became exercisable six months after the closing of the private placement (the "November 2018 Warrants"). The November 2018 Warrants had an exercise price of $3.01 per share and have a five-year term. The fair value of the November 2018 Warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors whereby the investors exercised the November 2018 Warrants for an aggregate of 17,803,031 shares of common stock, at an exercise price of $3.01 per share. Proceeds from the warrant exercise after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million.

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

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4 - Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the Amendment, as described in Note 4 - Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 649,615 shares of common stock, in the aggregate, at an exercise price per share of $1.16. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance. Using a Black-Scholes model with an expected volatility of 81%, risk free interest rate of 1.49%, expected life of 10 years and no dividends, the Company recorded a $0.2 million increase in the fair value of the SVB Warrants due to the modification of the SVB Warrants.

The Company assessed whether the SVB Warrants require accounting as derivatives. The Company determined that the SVB Warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As such, the Company has concluded the SVB Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

12.
Joint Venture

On December 18, 2018, the Company entered into a Framework Agreement with TriArm whereby the parties agreed to launch Eden BioCell, to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement.

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

For the three and six months ended June 30, 2022 and June 30, 2021, Eden BioCell incurred a net loss. The Company continues to have no commitment to fund its operations.

13.
Subsequent Events

On August 12, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”), pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million through Piper Sandler as its sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Distribution Agreement. As of the date of this Quarterly Report on Form 10-Q, there have been no offers or sales of the Company’s common stock under the Equity Distribution Agreement. In connection with entering into the Equity Distribution Agreement, the Company concurrently terminated, effective August 12, 2022, the Open Market Sale Agreement with Jefferies LLC, dated June 21, 2019, governing its former "at the market offering" program.

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

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

Overview

We are a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We are leveraging our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with the MD Anderson Cancer Center, or MD Anderson, we are currently enrolling patients for a Phase 1/2 clinical trial evaluating ten TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial. On May 2, 2022, we announced that we treated our first patient in this trial; we anticipate reporting early data in the third quarter of 2022.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2022, we had a net loss of $19.7 million, and as of June 30, 2022, we have incurred approximately $862.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

On May 2, 2022, we announced dosing of the first patient in our TCR-T Library Phase 1/2 trial being conducted at MD Anderson at dose level 1, or 5x109. The patient has non-small cell lung cancer and was treated with TCR-T cells targeting a KRAS G12D mutation. Following a safety review by the safety review committee at MD Anderson, we are moving ahead at the second dose level of 4x1010 TCR-T cells. We continue to enroll patients in the trial at dose levels according to the clinical protocol. We expect to present early data at an appropriate scientific or medical conference in the third quarter of 2022.

The TCR-T cell product was successfully manufactured in Alaunos' state-of-the-art good manufacturing practice ("cGMP") facility in Houston, Texas. We are executing a multi-prong strategy to expand our manufacturing capabilities, including implementing standard operating procedures that allow for simultaneous production of multiple products, hiring additional staff to support multiple shifts and evaluating physical expansion of the cGMP footprint.

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

In June 2022, Solasia Pharma K. K. ("Solasia") announced that darinaparsin has been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. As a part of our license agreement with Solasia, we are eligible for sales-based milestones and a percentage of any sublicense revenue generated by Solasia. Solasia will continue to be responsible for all costs related manufacturing and commercialization.

On June 24, 2022, we entered into the Fourth Amendment (the "CRADA Fourth Amendment") to a Cooperative Research and Development Agreement, dated January 9, 2017, by and among the National Cancer Institute and the Company, as amended (the "CRADA"). Under the CRADA, the National Cancer Institute will work to generate proof of concept utilizing our Sleeping Beauty platform for personalized TCR-T therapies. The CRADA Fourth Amendment, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, we agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023.

We have continued advancing our hunTR discovery engine to discover new TCRs which may potentially be added to our TCR library. We are working to increase output and reduce screening costs and currently anticipate sharing data from the hunTR discovery engine in the fourth quarter of 2022.

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

Overview of Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Research and Development Expenses

Research and development expenses during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Research and development expenses	$5,937	$13,570	$(7,633)	(56)%	$11,518	$26,906	$(15,388)	(57)%

Research and development expenses for the three months ended June 30, 2022 decreased by $7.6 million when compared to the three months ended June 30, 2021 primarily due to a decrease in program-related costs of $2.0 million as a result of the winding down of our IL-12 and CAR-T programs, a $5.2 million decrease in employee related expenses due to our reduced headcount following our restructuring in the third quarter of 2021, and a $0.3 million decrease in consulting expenses due to reduced use of consultants.

Research and development expenses for the six months ended June 30, 2022 decreased by $15.4 million when compared to the six months ended June 30, 2021 primarily due to a decrease in program-related costs of $4.9 million as a result of the winding down of our IL-12 and CAR-T programs, a $9.8 million decrease in employee related expenses due to our reduced headcount following our restructuring in the third quarter of 2021, and a $0.6 million decrease in consulting expenses due to reduced use of consultants.

For the three and six months ended June 30, 2022, our clinical stage projects included our TCR-T Library Phase 1/2 trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers.

General and administrative expenses

General and administrative expenses during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
General and administrative expenses	$3,429	$9,069	$(5,640)	(62)%	$6,935	$17,296	$(10,361)	(60)%

General and administrative expenses for the three months ended June 30, 2022 decreased by $5.6 million as compared to the three months ended June 30, 2021, primarily due to a $5.4 million decrease in employee related expenses due to our reduced headcount following our restructuring in the third quarter of 2021 and a $0.2 million decrease in consulting and professional services expenses due to lower legal costs and a decreased use of consultants.

General and administrative expenses for the six months ended June 30, 2022 decreased by $10.4 million as compared to the six months ended June 30, 2021, primarily due to a $9.2 million decrease in employee related expenses due to our reduced headcount following our restructuring in the third quarter of 2021, a $1.0 million decrease in consulting and professional services expenses due to lower legal costs and a decreased use of consultants, and a $0.1 million decrease in facilities-related costs.

Gain on lease modification

Gains on lease modifications during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Gain on lease modification	$(133)	$—	$(133)	100%	$(133)	$—	$(133)	100%

Gain on lease modification during the three and six months ended June 30, 2022 was $0.1 million compared to $0 during the three and six months ended June 30, 2021. As a result of a real estate lease modification during the second quarter of 2022, the associated lease liability and right-of-use asset were remeasured based on the revised lease payments, resulting in a gain of $0.1 million.

Other income (expense), net

Other income (expense), net during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Interest expense	$(740)	$—	$(740)	100%	$(1,425)	$—	$(1,425)	100%
Other income (expense), net	41	(31)	72	(232)%	25	(22)	47	(214)%
Total	$(699)	$(31)	$(668)	2155%	$(1,400)	$(22)	$(1,378)	6264%

Other expense, net for the three months ended June 30, 2022 increased by $0.7 million as compared to the three months ended June 30, 2021, primarily due to $0.7 million of interest expense associated with our Amended Loan and Security Agreement, as defined below.

Other expense, net for the six months ended June 30, 2022 increased by $1.4 million as compared to the six months ended June 30, 2021, primarily due to $1.4 million of interest expense associated with our Amended Loan and Security Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through June 30, 2022, we have received an aggregate of $714.1 million from issuances of equity and $25.0 million from our Amended Loan and Security Agreement, as defined below.

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

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”), pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. As of the date of this Quarterly Report on Form 10-Q, there have been no offers or sales of our common stock under the Equity Distribution Agreement. In connection with entering into the Equity Distribution Agreement, we concurrently terminated, effective August 12, 2022, the Open Market Sale Agreement with Jefferies LLC, dated June 21, 2019, governing our former “at the market offering” program.

2021 Loan and Security Agreement

On August 6, 2021, we entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Silicon Valley Bank and affiliates of Silicon Valley Bank (collectively, "SVB"). The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing (the "Term A Tranche"), with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022 (the "Term B Tranche").

Effective December 28, 2021, we entered into a First Amendment (the "Amendment") to the Loan and Security Agreement (as so amended, the "Amended Loan and Security Agreement").

The Amended Loan and Security Agreement extends the interest-only period through August 31, 2022, and provides for an automatic extension of the interest-only period through August 31, 2023, if the Amended Milestones (as defined below) are met by August 31, 2022. The Amendment eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche (the "SVB Facility"). Under the Amended Loan and Security Agreement, the SVB Facility will mature on August 1, 2023; however, if we achieve the Amended Milestones on or prior to August 31, 2022, then the maturity will automatically extend to August 1, 2024. As of June 30, 2022, the SVB Facility was fully drawn in the amount of $25.0 million. The SVB Facility bears interest at a floating rate per annum on the outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. The Amended Loan and Security Agreement provides for an interest-only period which extends through August 31, 2022, as compared to March 31, 2022 in the Loan and Security Agreement, and may be automatically extended through August 31, 2023, if, on or prior to August 31, 2022, SVB receives evidence, satisfactory to it, confirming that we have (i) received at least $50.0 million in net cash proceeds from the sale of our equity securities after the date of the Amended Loan and Security Agreement, on terms acceptable to SVB, and (ii) achieved positive data in the first cohort of the TCR-T Library Phase 1/2 Trial endorsed by an independent safety monitoring committee as a safe dose to proceed (together, the “Amended Milestones”). After the interest-only payment period, aggregate outstanding borrowings are repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding principal and accrued and unpaid interest under the SVB Facility and all other outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023; however, if we achieve the Amended Milestones on or prior to August 31, 2022, then the maturity will be automatically extended to August 1, 2024. In addition to the payment of the outstanding principal plus accrued interest due, we will also owe SVB 5.75% of the original principal amounts borrowed as a final payment (the "Final Payment"). We are permitted to make up to two prepayments, each such payment to be at least $5.0 million, subject to a prepayment premium of the SVB Facility. Such prepayment premium would be 3.00% of the principal amount of the SVB Facility if prepaid prior to the first anniversary of the effective date, 2.00% of the principal amount of the SVB Facility if prepaid on or after the first anniversary of the effective date but prior to the second anniversary of the effective date and 1.00% of the principal amount of the SVB Facility if prepaid on or after the second anniversary of the effective date but prior to maturity date. No amount that has been repaid may be reborrowed.

The Amended Loan and Security Agreement requires us to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility if we do not achieve the Amended Milestones on or prior to August 31, 2022. In the event a cash collateralization were to occur, so long as no event of default has occurred, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest, in each case, so long as (i) after subtracting such scheduled payment, the sum of (a) the aggregate outstanding principal, (b) accrued and unpaid interest and (c) the Final Payment is less than $9,770,933 and $5,604,167, respectively and (ii) the balance in the collateral account after the release would equal or exceed $10.0 million and $6.0 million, respectively. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of our properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

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

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the SVB Warrants, which will be amortized into interest expense over the period to August 1, 2023. Interest expense was $0.7 million for the three months ended June 30, 2022 and was $1.4 million for the six months ended June 30, 2022.

The fair value of the Amended Loan and Security Agreement as of June 30, 2022 approximates its face value due to proximity to the transaction.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
($ in thousands)
Net cash provided by (used in):
Operating activities	$(15,957)	$(36,765)
Investing activities	(86)	(2,594)
Financing activities	—	1,036
Net decrease in cash and cash equivalents	$(16,043)	$(38,323)

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

Net cash used in operating activities for the six months ended June 30, 2022 was $16.0 million, as compared to net cash used in operating activities of $36.8 million for the six months ended June 30, 2021. The net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $19.7 million, adjusted for $5.7 million of non-cash items such as depreciation and stock-based compensation, a $2.2 million decrease in lease liabilities, a decrease in accounts payable of $0.9 million and a $0.4 million decrease in accrued expenses, offset by a decrease in receivables of $1.1 million and a decrease to prepaid expenses and other assets of $0.4 million.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2022, compared to $2.6 million for the six months ended June 30, 2021. The decrease was primarily a result of the decision to use available cash to expand our internal cell therapy capabilities in our Houston, Texas facilities during the first half of 2021.

There were no financing activities for the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2021 was $1.0 million, related primarily to proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of June 30, 2022, our accumulated deficit was approximately $862.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

As of June 30, 2022, we had approximately $60.0 million of cash and cash equivalents. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2023. In order to continue our operations beyond our forecasted runway, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations.

Working capital as of June 30, 2022 was $34.6 million, consisting of $61.4 million in current assets and $26.8 million in current liabilities. Working capital as of December 31, 2021 was $62.8 million, consisting of $78.8 million in current assets and $16.0 million in current liabilities.

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

In the second quarter of 2022, the Company modified its real estate lease agreement executed on December 15, 2020 with MD Anderson. The modification reduced the Company's leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was also recorded on the lease modification.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the three and six months ended June 30, 2022 and 2021, we recognized $0.3 million related to royalty payments under this agreement. As of June 30, 2022, we have paid a total of $0.8 million in minimum annual royalty payments under this agreement.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million will be due upon the initiation of our first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. A payment totaling $0.1 million was made during the three and six months ended June 30, 2022 related to the first benchmark payment, as compared to $0 during the three and six months ended June 30, 2021.

On October 5, 2018, we entered into an exclusive license agreement, or the License Agreement, with PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the agreement and we have also agreed to reimburse certain historical costs of PGEN up to $1.0 million. For the three and six months ended June 30, 2022 and June 30, 2021, we have made licensing fee payments in accordance with the terms of the agreement.

Pursuant to the terms of the License Agreement, we are responsible for contingent milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we will pay PGEN tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products. We will also pay PGEN royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We will also pay PGEN twenty percent of any sublicensing income received by us relating to the licensed products. We are responsible for all development costs associated with each of the licensed products. PGEN will pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of PGEN’s CAR products, up to a maximum royalty amount of $100.0 million.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2021, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2022, we had a net loss of $19.7 million, and, as of June 30, 2022, our accumulated deficit since inception in 2003 was $862.6 million. We expect our operating expenditures and net losses to increase significantly in connection with our ongoing clinical trial and our internal research and development capabilities. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of June 30, 2022, we have approximately $60.0 million of cash and cash equivalents. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023, and we have no committed sources of additional capital at this time. We follow the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to our ability to continue as a going concern.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, creating liens, making capital expenditures or declaring dividends. Furthermore, the ongoing impact of COVID-19 and geopolitical instability, including the military conflict between Russia and Ukraine, on global financial markets could make the terms of any available financing less attractive to use and more dilutive to our existing shareholders. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

Our TCR-T cell therapies targeting solid tumors face significant competition from multiple companies, and their collaborators, in the TCR and CAR technology space. We face competition from several companies, including Achilles Therapeutics, Annoca, Adaptimmune Therapeutics in collaboration with GlaxoSmithKline, Affini-T Therapeutics, ArsenalBio, BioNTech, bluebird bio, Bristol-Myers Squibb, Immatics, Iovance Biotherapeutics, Lion TCR, Lyell Immunopharma, Medigene, Nurix Therapeutics, Neogene Therapeutics, NexImmune, PACT Pharma, Precigen, Tactiva Therapeutics, Takara Bio, TCR2 Therapeutics, T-Cure BioScience, T-knife Therapeutics, Tmunity Therapeutics, Triumvira Immunologics, TScan Therapeutics, Turnstone Biologics, Zelluna Immunotherapy and others. Many of these companies are either investigating TCR-T cells against germline antigens or are utilizing tumor infiltrating lymphocytes. Some are pursuing CAR-T cells for solid tumors. In contrast, we are focused on developing TCR-T cell products against neoantigens arising from somatic mutations in solid tumors.

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

A portion of our research and development is being conducted by the NCI under the CRADA entered into in January 2017 and which was amended in March 2018, February 2019, March 2022 and June 2022. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting a clinical trial using the Sleeping Beauty system to express TCRs for the treatment of solid tumors. We have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T-cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our program. Further, in response to the COVID-19 pandemic, the NCI has taken precautionary measures that have delayed the enrollment of the personalized TCR-T clinical trial using the Sleeping Beauty system to express TCRs for the treatment of solid tumors. The progress and timeline, including the timeline for dosing patients, for this trial are under the control of the NCI.

The CRADA expired by its terms on January 9, 2022. In March 2022, we entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, we entered into the Fourth Amendment to the CRADA (the "CRADA Fourth Amendment") which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023.

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

As of June 30, 2022, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the 2020 Equity Incentive Plan. Under the 2020 Equity Incentive Plan and our 2012 Equity Incentive Plan, 10,086,635 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $1.97 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of June 30, 2022, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 44.1% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics

Effective August 12, 2022, the Board adopted a revised Code of Ethics and Conduct (the “Revised Code”). The Revised Code applies to all employees, officers and directors of the Company. The Revised Code was adopted to reflect what the Company considers to be current best practices and policies for an operating company and to make certain technical, administrative and non-substantive amendments to the prior Code of Ethics and Conduct. The adoption of the Revised Code did not relate to or result in any waiver, explicit or implicit, of any provision of the prior Code of Ethics and Conduct.

The above description of the Revised Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Revised Code, a copy of which is filed as Exhibit 14.1 hereto and incorporated herein by reference. The Revised Code is also available on the Company’s investor relations website (ir.alaunos.com). The contents of the Company’s website are not incorporated by reference in this Quarterly Report on Form 10-Q or made a part hereof for any purpose.

Item 6. Exhibits

Exhibit Number	Description

3.1+	Amended and Restated Certificate of Incorporation of the Registrant, and all amendments thereto.

3.2

Amended and Restated Bylaws of the Registrant, dated as of September 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

10.1+	Fourth Amendment to the Cooperative Research and Development Agreement, dated June 24, 2022, by and between the National Cancer Institute and the Registrant.

10.2+	Equity Distribution Agreement, dated August 12, 2022, by and between Piper Sandler & Co. and the Registrant.

14.1+	Code of Ethics and Conduct, as amended August 12, 2022.

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: August 15, 2022

By:

/s/ Michael Wong
Michael Wong
Vice President, Finance
(Principal Accounting Officer) Dated: August 15, 2022