Form 10-Q
period 2022-09-30
Alaunos Therapeutics, Inc.
filed 2022-11-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 216,182,042 shares.

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
•
our ability to attract and retain qualified employees and key personnel; and
•
the impact on our business from a pandemic, epidemic or outbreak, including the COVID-19 pandemic.

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

i

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
•
Our existing indebtedness, together with our other financial obligations and contractual commitments, could adversely affect our financial condition and restrict our future operations. For instance, we were required to deposit a significant amount of cash into an account to be held as collateral.
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
•
Our cellular immuno-oncology product candidates rely on the availability of reagents, specialized equipment, and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$37,807	$76,054
Restricted cash	13,938	—
Receivables	2,911	1,111
Prepaid expenses and other current assets	849	1,666
Total current assets	55,505	78,831
Property and equipment, net	9,050	10,941
Right-of-use asset	2,247	4,420
Deposits	42	42
Other non-current assets	500	631
Total assets	$67,344	$94,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,984	$1,368
Current portion of long-term debt	22,668	7,868
Accrued expenses	7,675	6,076
Lease liability, current	542	729
Total current liabilities	32,869	16,041
Long-term debt	—	16,250
Lease liability, non-current	2,334	4,518
Other non-current liabilities	28	—
Total liabilities	$35,231	$36,809
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 420,000,000 shares authorized, 216,182,042 shares issued and outstanding at September 30, 2022 and 350,000,000 shares authorized, 216,127,443 shares issued and outstanding at December 31, 2021	216	216
Additional paid-in capital	903,365	900,693
Accumulated deficit	(871,468)	(842,852)
Total stockholders' equity	32,113	58,057
Total liabilities and stockholders' equity	$67,344	$94,865

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Collaboration revenue	$2,911	$398	$2,911	$398
Operating expenses:
Research and development	7,893	14,521	19,411	41,427
General and administrative	3,282	8,173	10,217	25,469
Gain on lease modification	—	—	(133)	—
Total operating expenses	11,175	22,694	29,495	66,896
Loss from operations	(8,264)	(22,296)	(26,584)	(66,498)
Other income (expense):
Interest expense	(841)	(444)	(2,266)	(444)
Other income (expense), net	254	7	279	(15)
Other income (expense), net	(587)	(437)	(1,987)	(459)
Net loss	$(8,851)	$(22,733)	$(28,571)	$(66,957)
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.13)	$(0.31)
Weighted average common shares outstanding, basic and diluted	215,098,995	214,542,465	215,015,377	214,310,349

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	216,174,542	$216	$902,536	$(862,572)	$40,180
Stock-based compensation	—	—	808	—	808
Exercise of employee stock options	26,250	—	21	—	21
Repurchase of common stock	(18,750)	—	—	(45)	(45)
Net loss	—	—	—	(8,851)	(8,851)
Balance at September 30, 2022	216,182,042	$216	$903,365	$(871,468)	$32,113

The accompanying notes are an integral part of these financial statements.

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	2,651	—	2,651
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(232,901)	—	—	—	—
Exercise of employee stock options	26,250	—	21	—	21
Repurchase of common stock	(18,750)	—	—	(45)	(45)
Net loss	—	—	—	(28,571)	(28,571)
Balance at September 30, 2022	216,182,042	$216	$903,365	$(871,468)	$32,113

The accompanying notes are an integral part of these financial statements.

For the Three Months Ended September 30, 2021

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	215,559,148	$216	$896,390	$(808,325)	$88,281
Stock-based compensation	—	—	2,371	—	2,371
Restricted stock awards	875,000	—	—	—	—
Cancelled restricted common stock	(288,344)	—	—	—	—
Issuance of warrants	—	—	788	—	788
Net loss	—	—	—	(22,733)	(22,733)
Balance at September 30, 2021	216,145,804	$216	$899,549	$(831,058)	$68,707

The accompanying notes are an integral part of these financial statements.

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	$123,982
Stock-based compensation	—	—	9,857	—	9,857
Exercise of employee stock options	363,109	—	1,037	—	1,037
Restricted stock awards	1,601,224	1	(1)	—	—
Cancelled restricted common stock	(410,435)	—	—	—	—
Issuance of warrants	—	—	788	—	788
Net loss	—	—	—	(66,957)	(66,957)
Balance at September 30, 2021	216,145,804	$216	$899,549	$(831,058)	$68,707

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,571)	$(66,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,065	1,892
Amortization of financing costs	634	148
Stock-based compensation	2,651	9,857
Decrease (increase) in the carrying amount of right-of-use assets	2,306	(529)
Gain on lease modification	(133)	—
(Increase) decrease in:
Receivables	(1,800)	3,155
Prepaid expenses and other current assets	817	7,646
Other non-current assets	131	508
Increase (decrease) in:
Accounts payable	616	503
Accrued expenses	1,525	(3,169)
Lease liabilities	(2,371)	604
Other non-current liabilities	28	—
Net cash used in operating activities	(22,102)	(46,342)
Cash flows from investing activities:
Purchases of property and equipment	(100)	(2,964)
Net cash used in investing activities	(100)	(2,964)
Cash flows from financing activities:
Proceeds from long-term debt borrowing	—	25,000
Debt issuance costs	—	(75)
Proceeds from the exercise of stock options	21	1,037
Repurchase of common stock	(45)	—
Repayment of long-term debt	(2,083)	—
Net cash provided by (used in) financing activities	(2,107)	25,962
Net decrease in cash, cash equivalents and restricted cash	(24,309)	(23,344)
Cash, cash equivalents and restricted cash, beginning of period	76,054	115,069
Cash, cash equivalents and restricted cash, end of period	$51,745	$91,725
Supplementary disclosure of cash flow information:
Cash paid for interest	$1,603	$136
Amounts included in accrued expenses and accounts payable related to property and equipment	$74	$348

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. On January 25, 2022, the Company changed its corporate name from ZIOPHARM Oncology, Inc. to Alaunos Therapeutics, Inc. The Company is leveraging its proprietary, non-viral Sleeping Beauty gene transfer platform and its cancer hotspot mutation TCR library to design and manufacture autologous cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR.

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2022, the Company had approximately $37.8 million of cash and cash equivalents and $13.9 million of restricted cash related to the Company's debt agreement (see Note 4). The Company’s accumulated deficit at September 30, 2022 was approximately $871.5 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

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

As of September 30, 2022, there were 216,182,042 shares of common stock outstanding and an additional 33,545,557 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

The results disclosed in the statements of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The Amended Loan and Security Agreement extended the interest-only period through August 31, 2022. The Amended Milestones (as defined below) were not met by the Company on or prior to August 31, 2022, and therefore, the interest-only period was not extended beyond August 31, 2022. The Amendment also eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche (the "SVB Facility"). Under the Amended Loan and Security Agreement, the SVB Facility will mature on August 1, 2023.

Please refer to Note 4 - Debt, for further discussion of the Loan and Security Agreement and the Amended Loan and Security Agreement.

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Sandler & Co. ("Piper Sandler"), pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and nine months ended September 30, 2022, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Debt

The carrying values of the Company's debt obligation were as follows:

	September 30,	December 31,
($ in thousands)	2022	2021
Loan and Security Agreement	$23,461	$25,209
Unamortized discount on Loan and Security Agreement	(793)	(1,091)
Total debt	$22,668	$24,118

As of September 30, 2022, the SVB Facility was fully drawn in the amount of $25.0 million. The SVB Facility bears interest at a floating rate per annum on outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. As of September 30, 2022, interest on the outstanding loans was 10.75%. The Amended Loan and Security Agreement provided for an interest-only period through August 31, 2022. On or prior to August 31, 2022, the Company had not (i) received at least $50.0 million in net cash proceeds from the sale of the Company’s equity securities after the date of the Amended Loan and Security Agreement, on terms acceptable to SVB, nor (ii) achieved positive data in the first cohort of the Library TCR-T Trial endorsed by an independent safety monitoring committee as a safe dose to proceed (together, the “Amended Milestones”), and, therefore, the interest-only period was not extended beyond August 31, 2022. Commencing on September 1, 2022, aggregate outstanding borrowings are payable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023. The Company will also owe SVB 5.75% of the original principal amounts borrowed as a final payment (the "Final Payment"). The Company is

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

permitted to make up to two prepayments, subject to a prepayment premium of the amount being prepaid, ranging from 1.00% to 2.00%, of the SVB Facility, each such prepayment to be at least $5.0 million plus all accrued and unpaid interest on the portion being prepaid.

As a result of not achieving the Amended Milestones on or prior to August 31, 2022, the Amended Loan and Security Agreement required the Company to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility. As of September 30, 2022, the Company has collateralized $13.9 million, which is classified as restricted cash on the balance sheet. So long as no event of default has occurred and subject to certain other terms related to the remaining outstanding balance under the SVB Facility being satisfied, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

In connection with its entry into the Loan and Security Agreement, the Company issued to SVB warrants to purchase (i) up to 432,844 shares of the Company’s common stock, in the aggregate, and (ii) up to an additional 432,842 shares of common stock, in the aggregate, in the event the Company achieved certain clinical milestones, in each case at an exercise price per share of $2.22.

In connection with its entry into the Amendment, the Company amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of the Company's common stock, in the aggregate, at an exercise price per share of $1.16, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the SVB Warrants, which will be amortized into interest expense over the period to August 1, 2023. Interest expense was $0.8 million for the three months ended September 30, 2022 and was $2.3 million for the nine months ended September 30, 2022, compared to $0.4 million for the three and nine months ended September 30, 2021.

The fair value of the Amended Loan and Security Agreement as of September 30, 2022 approximates its face value.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2022 and December 31, 2021 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$36,807	$36,807	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75,222	$75,222	$—	$—

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

There have been no changes to the valuation methods during the nine months ended September 30, 2022. We had no financial assets or liabilities that were classified as Level 2 or Level 3 during the nine months ended September 30, 2022.

6.
Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, inducement stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be anti-dilutive. Such potentially dilutive shares of common stock consisted of the following as of September 30, 2022 and 2021, respectively:

	September 30,
	2022	2021
Common stock options	10,623,215	11,072,894
Inducement stock options	-	97,500
Unvested restricted stock	940,000	1,510,655
Warrants	22,922,342	22,705,571
	34,485,557	35,386,620

7.
Related Party Transactions

Collaboration with Vineti Inc.

On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc. ("Vineti"). Pursuant to the agreement, Vineti has been developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s T-cell therapy, or TCR-T, clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and resigned November 2, 2021 and the Company's Interim Chief Executive Officer on February 25, 2021 and resigned on August 30, 2021, is a co-founder and former officer of Vineti. During the three and nine months ended September 30, 2022, the Company recorded no expenses for Vineti, compared to $0.1 million of expenses for the three months ended September 30, 2021 and $0.4 million for the nine months ended September 30, 2021.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

partner of Panacea Venture, which is an investor in TriArm. Mr. Huang is the Chair of the Company's board of directors and has been a director since July 2020. He also serves as a member of Eden BioCell’s board of directors.

For the three and nine months ended September 30, 2022, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. Refer to Note 12 - Joint Venture, for further details.

8.
Leases

In April 2022, the Company modified its real estate lease agreement executed on December 15, 2020 with MD Anderson for office space in Houston, which reduced the Company's leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was recorded on the lease modification during the nine months ended September 30, 2022.

In June 2022, the Company executed an agreement to sub-sublease 4,772 square feet of subleased office space in Boston. The term of the sub-sublease is from July 1, 2022 to June 30, 2025 and provides the sub-subtenant with an option to extend through to July 31, 2026. For the three and nine months ended September 30, 2022, the Company recognized $44 thousand in lease income, which is classified within other income (expense), net in the statement of operations.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three months ended September 30, 2022, the Company incurred clinical expenses of $0.3 million from MD Anderson related to this agreement compared to $0 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company incurred clinical expenses of $0.7 million from MD Anderson related to this agreement compared to $0 for the nine months ended September 30, 2021.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. Please refer to Note 11 - Warrants, for further discussion of the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of September 30, 2022, the milestones have not been met.

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

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of the Company's first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License. The Company paid the first benchmark payment during the nine months ended September 30, 2022.

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

For the three months ended September 30, 2022, the Company recognized $0.1 million in license payments to the NCI under this agreement, compared to $0.3 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022,

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

the Company recognized $0.5 million in license payments to the NCI under this agreement, compared to $0.6 million for the nine months ended September 30, 2021.

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

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA (the "CRADA Fourth Amendment") which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company did not record expenses under the CRADA for the three and nine months ended September 30, 2022, as compared to $0 for the three months ended September 30, 2021 and $1.3 million for the nine months ended September 30, 2021.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and nine months ended September 30, 2022, $2.5 million was expensed as a one-time milestone payment under the terms of the agreement, compared to $0.1 million for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022 and 2021, the Company did not incur royalty expenses on sales under this agreement.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K. K. ("Solasia"), which was amended on July 31, 2014 to include an exclusive worldwide license and amended on October 14, 2021 to revise certain payment schedule details (as so amended, the "Solasia License and Collaboration Agreement"). Pursuant to the Solasia License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenue generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s licensors, as defined in the Solasia License and Collaboration Agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Solasia License and Collaboration Agreement with the licensors, as described above.

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three and nine months ended September 30, 2022, the Company recorded $2.9 million of collaboration revenue under the Solasia License and Collaboration Agreement primarily related to Solasia's achievement of certain sales-based milestones in Japan. During the three and nine months ended September 30, 2021, the Company recorded $0.4 million of collaboration revenue under the Solasia License and Collaboration Agreement. During the three and nine months ended September 30, 2022 and 2021, the Company did not record royalty revenues on net sales of darinaparsin under this agreement.

10.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	145	535	673	2,115
General and administrative	663	1,836	1,978	7,742
Stock-based compensation expense	$808	$2,371	$2,651	$9,857

The Company granted an aggregate of 1,275,000 stock options during the three months ended September 30, 2022, with a weighted-average grant date fair value of $1.52 per share, and granted an aggregate of 4,667,500 stock options during the nine months ended September 30, 2022, with a weighted-average grant date fair value of $0.67 per share. The Company granted an aggregate of 2,755,000 stock options during the three months ended September 30, 2021, with a weighted-average grant date fair value of $1.08 per share, and granted an aggregate of 7,150,438 stock options during the nine months ended September 30, 2021, with a weighted-average grant date fair value of $1.91 per share.

For the three and nine months ended September 30, 2022 and 2021, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.94 – 3.62%	0.89 – 0.96%	1.63 – 3.62%	0.50 – 1.15%
Expected life in years	6.23 - 6.25	6.00 - 6.25	5.27 - 6.25	5.50 - 6.25
Expected volatility	82.43 - 85.89%	72.53 - 72.84%	74.49 - 85.89%	72.53 - 74.80%
Expected dividend yield	—%	—%	—%	—%

2.

Stock option activity under the Company’s stock option plans for the nine months ended September 30, 2022 is as follows:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,665,869	$2.87
Granted	4,667,500	1.08
Exercised	(26,250)	0.80
Cancelled	(4,683,904)	3.40
Outstanding, September 30, 2022	10,623,215	$1.85	8.27	$3,572
Options exercisable, September 30, 2022	3,211,631	$2.69	7.01	$510
Options exercisable, December 31, 2021	4,410,312	$3.85	7.53	$—
Options available for future grant, September 30, 2022	15,245,494

At September 30, 2022, total unrecognized compensation costs related to unvested stock options outstanding amounted to $7.1 million. The cost is expected to be recognized over a weighted-average period of 2.01 years.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	1,198,580	$2.10
Granted	280,000	0.82
Vested	(305,679)	2.28
Cancelled	(232,901)	3.15
Unvested, September 30, 2022	940,000	$1.41

At September 30, 2022, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $1.2 million. The cost is expected to be recognized over a weighted-average period of 1.83 years.

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

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4 - Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

For the three and nine months ended September 30, 2022 and September 30, 2021, Eden BioCell incurred a net loss. The Company continues to have no commitment to fund its operations.

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

Overview

We are a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We are leveraging our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with the MD Anderson Cancer Center, or MD Anderson, we are currently enrolling and treating patients for a Phase 1/2 clinical trial evaluating 10 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2022, we had a net loss of $28.6 million, and as of September 30, 2022, we have incurred approximately $871.5 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

TCR-T Library Phase 1/2 Trial

We have seen encouraging early clinical safety, persistence and efficacy data in our first-in-human Sleeping Beauty TCR-T Library Phase 1/2 Trial that is actively enrolling patients with solid tumor cancers at MD Anderson Cancer Center. We presented information on the first two patients treated in September 2022 at the CRI-ENCI-AACR International Cancer Immunotherapy Conference, or CICON. We continue to perform translational assessments to assess the biological activity of our TCR-T cells in the first two patients. We believe that these data provide early clinical validation of the potential of Sleeping Beauty TCR-T cell therapy in high value indications with significant unmet need. Key takeaways from the clinical experience to date are:

•
Patients 1 and 2 demonstrated manageable safety profiles with no dose limiting toxicities (DLTs) or immune effector cell-associated neurotoxicity syndrome (ICANS);
•
Persistence of the TCR-T cells were evident in both patients. Patient 1 had persistence at 24 weeks with approximately 30% of the patient's total CD3+ T cells comprising TCR-T cells in peripheral blood after treatment with KRAS-G12D/HLA-A*11:01 mutation-specific TCR-T cells at dose level 1 (9x109 cells). Patient 2 had persistence at 12 weeks with approximately 20% of the patient's total CD3+ T cells comprising TCR-T cells in peripheral blood after treatment with TP53-R175H/HLA-A*02:01 mutation-specific TCR-T cells at dose level 2 (64x109 cells);
•
Demonstrating six month progression-free survival, Patient 1 had best overall response of objective, partial response with regression of greater than 50% of target lesions at 12 weeks post-cell therapy. Patient 2 had best overall response of stable disease at six weeks with 12 week progression-free survival. Progressive disease was observed in Patient 1 and Patient 2 at week 24 and week 12, respectively, and each patient subsequently went off study;
•
The targeted mutations, KRAS-G12D and TP53-R175H, were detected in progressing tumor biopsies suggesting no antigen loss; and
•
Tumor homing was observed in Patient 1 with infiltration of both CD4 and CD8 TCR-T cells six months post-TCR-T cell therapy.

To our knowledge, achievement of an objective clinical response resulting from treatment with KRAS-G12D and HLA-A*11:01 specific TCR-T cells has not been reported until Patient 1 in our TCR-T Library Phase 1/2 Trial. Patient 1’s infusion product was high quality with 97.3% viability, 99.7% CD3+ purity and 95.2% TCR positivity. Patient 1’s target lesions were reduced compared to baseline by 46% at six weeks, 51% at 12 weeks and 46% at 24 weeks. At six months following treatment, an elective tumor biopsy of non-measurable disease in the right lung showed continued presence of tumor cells, KRAS-G12D mutation and HLA-A*11:01 allele which was corroborated by another elective scan at seven months. Patient 1 is now off study.

Scans of Patient 1’s target lesions suggest the depth of the clinical response with evidence of durable and complete resolution of the right lower lobe target lesion (red circle) and non-measurable lymphogenic spread (orange circle) through week 24 (Image A) and reduction in the size of the three target lesions. Similar sustained reduction of the right upper lobe lesion (red circle) was observed through week 24 (Image B). The hilar lymph node (red circles) and non-measurable right lung disease (orange circle) appear to have reduced in size at week 24 compared to baseline measurements (Image C). Measurements of Patient 1's lesions are provided at Table D.

(A)

(B)

(C)

(D)

Patient 2's treatment was the first-in-human Sleeping Beauty TCR-T cell therapy targeting TP53 hotspot mutations and was well tolerated. The TCR-T cells demonstrated persistence and the patient showed signs of clinical efficacy. The same TCR used by the NCI to treat breast cancer, which resulted in a 6-month confirmed, objective partial response, was used to treat Patient 2. Patient 2 received highly pure TCR-T cells (92.5% viability, 99% CD3+ purity, and 92% TCR positivity). Reduction of target lesions by 15% from baseline was observed at six weeks post-infusion, but we observed 21.8% growth of lesions from the week six measurements and appearance of new liver and lung metastases at week 12 signaled progressive disease in Patient 2, who is now off study. Lesion measurement data for Patient 2 are available at Table E. We anticipate treating our next patient before the end of 2022 and presenting an update on our TCR-T Library Phase 1/2 Trial in 2023.

(E)

We intend to file an IND amendment to incorporate cryopreserved TCR-T cells in our clinical protocol by the end of 2022. This process improvement will also shorten the manufacturing time from 30 days to 26 days. Our IND amendment will also include two new TCRs, expanding our clinical library and further increasing the addressable market. Three of these 10 TCRs already in our clinical library have been associated with confirmed partial responses in a clinical setting, giving us great confidence in the power of TCRs to treat solid tumors. We have also updated our standard operating procedures to allow for simultaneous manufacture of two product candidates in our cGMP suite. We have increased our existing manufacturing capacity to produce two products simultaneously.

mbIL-15 Program

We are continuing to advance our mbIL-15 program towards an IND filing in the second half of 2023 and believe that this program has the potential to increase the survival of TCR-T cells in the harsh tumor microenvironment and deepen clinical responses.

Solasia License and Collaboration Agreement

In June 2022, Solasia Pharma K. K. ("Solasia") announced that darinaparsin has been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the third quarter of 2022, the Company recorded $2.9 million of collaboration revenue under the Solasia License and Collaboration Agreement primarily related to Solasia's achievement of certain sales-based milestones in Japan.

Under the terms of a patent and technology license agreement with MD Anderson and the Texas A&M University System, following Solasia's achievement of sales-based milestones, the Company also recorded a one-time $2.5 million expense during the third quarter of 2022 to MD Anderson.

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

Other Income (Expense)

Other income (expense) consists of interest expense associated with our Amended Loan and Security Agreement, as defined below, and sublease income, which started accruing on July 1, 2022.

Overview of Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Collaboration Revenue

Collaboration revenue during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Collaboration revenue	$2,911	$398	$2,513	631%	$2,911	$398	$2,513	631%

Collaboration revenue during the three and nine months ended September 30, 2022 was $2.9 million as compared to $0.4 million during the three and nine months ended September 30, 2021, due to revenue earned under the Solasia License and Collaboration Agreement.

Research and Development Expenses

Research and development expenses during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Research and development expenses	$7,893	$14,521	$(6,628)	(46)%	$19,411	$41,427	$(22,016)	(53)%

Research and development expenses for the three months ended September 30, 2022 decreased by $6.6 million when compared to the three months ended September 30, 2021 primarily due to a decrease in program-related costs of $3.6 million, mainly related to the winding down of our IL-12 and CAR-T programs, a $4.9 million decrease in employee related expenses due to our reduced headcount, including a $2.2 million restructuring charge in the third quarter of 2021, following our strategic restructuring event, a $0.4 million decrease in consulting expenses due to reduced use of consultants and a $0.2 million decrease in facilities costs due to the partial termination of one of our leases. These decreases were partially offset by a one-time $2.5 million expense to MD Anderson under the terms of our patent and technology license agreement.

Research and development expenses for the nine months ended September 30, 2022 decreased by $22.0 million when compared to the nine months ended September 30, 2021 primarily due to a decrease in program-related costs of $8.4 million, mainly related to the winding down of our IL-12 and CAR-T programs, a $14.7 million decrease in employee related expenses due to our reduced headcount, including a $2.2 million restructuring charge in the third quarter of 2021, following our strategic restructuring event, a $1.0 million decrease in consulting expenses due to reduced use of consultants and a $0.2 million decrease in facilities costs due to the partial termination of one of our leases. These decreases were partially offset by a one-time $2.5 million expense to MD Anderson under the terms of our patent and technology license agreement.

For the three and nine months ended September 30, 2022, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers.

General and administrative expenses

General and administrative expenses during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
General and administrative expenses	$3,282	$8,173	$(4,891)	(60)%	$10,217	$25,469	$(15,252)	(60)%

General and administrative expenses for the three months ended September 30, 2022 decreased by $4.9 million as compared to the three months ended September 30, 2021, primarily due to a $3.2 million decrease in employee related expenses due to our reduced headcount, including a $1.3 million restructuring charge in the third quarter of 2021, following our strategic restructuring event and a $1.7 million decrease in consulting and professional services expenses due to lower legal costs and reduced use of consultants.

General and administrative expenses for the nine months ended September 30, 2022 decreased by $15.3 million as compared to the nine months ended September 30, 2021, primarily due to a $12.4 million decrease in employee related expenses due to our reduced headcount, including a $1.3 million restructuring charge in the third quarter of 2021, following our strategic restructuring event, a $2.8 million decrease in consulting and professional services expenses due to lower legal costs and reduced use of consultants and a $0.2 million decrease in facilities-related costs due to the expiration of two of our leases during 2021.

Gain on lease modification

Gain on lease modifications during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Gain on lease modification	$—	$—	$—	—%	$(133)	$—	$(133)	100%

There was no gain on lease modification during the three months ended September 30, 2022 and 2021. Gain on lease modification during the nine months ended September 30, 2022 was $0.1 million as compared to $0 during the nine months ended September 30, 2021. As a result of a real estate lease modification during the second quarter of 2022, the associated lease liability and right-of-use asset were remeasured based on the revised lease payments, resulting in a gain of $0.1 million.

Other income (expense), net

Other income (expense), net during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
($ in thousands)
Interest expense	$(841)	$(444)	$(397)	89%	$(2,266)	$(444)	$(1,822)	410%
Other income (expense), net	254	7	247	3529%	279	(15)	294	(1960)%
Total	$(587)	$(437)	$(150)	34%	$(1,987)	$(459)	$(1,528)	333%

Other income (expense), net for the three months ended September 30, 2022 increased by $0.2 million as compared to the three months ended September 30, 2021, primarily due to $0.4 million of interest expense associated with our Amended Loan and Security Agreement, partially offset by $0.2 million of interest income.

Other income (expense), net for the nine months ended September 30, 2022 increased by $1.5 million as compared to the nine months ended September 30, 2021, primarily due to $1.8 million of interest expense associated with our Amended Loan and Security Agreement, partially offset by $0.3 million of interest income.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through September 30, 2022, we have received an aggregate of $714.1 million from issuances of equity and $25.0 million from our Amended Loan and Security Agreement.

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

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler”), pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and nine months ended September 30, 2022, there were no sales of our common stock under the Equity Distribution Agreement. In connection with entering into the Equity Distribution Agreement, we concurrently terminated, effective August 12, 2022, the Open Market Sale Agreement, dated June 21, 2019, governing our former “at the market offering” program.

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

As of September 30, 2022, the SVB Facility was fully drawn in the amount of $25.0 million. The SVB Facility bears interest at a floating rate per annum on the outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. The Amended Loan and Security Agreement provided for an interest-only period which extended through August 31, 2022, as compared to March 31, 2022 in the Loan and Security Agreement. On or prior to August 31, 2022, we had not (i) received at least $50.0 million in net cash proceeds from the sale of our equity securities after the date of the Amended Loan and Security Agreement, on terms acceptable to SVB, nor (ii) achieved positive data in the first cohort of the TCR-T Library Phase 1/2 Trial endorsed by an independent safety monitoring committee as a safe dose to proceed (together, the “Amended Milestones”), and therefore, the interest-only period was not extended beyond August 31, 2022. Commencing on September 1, 2022, aggregate outstanding borrowings are repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023. We will also owe SVB 5.75% of the original principal amounts borrowed as a final payment (the "Final Payment"). We are permitted to make up to two prepayments, subject to a prepayment premium of the amount being prepaid, ranging from 1.00% to 2.00%, of the SVB Facility, each such prepayment to be at least $5.0 million plus all accrued and unpaid interest on the portion being prepaid.

As a result of not achieving the Amended Milestones on or prior to August 31, 2022, the Amended Loan and Security Agreement requires us to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility. As of September 30, 2022, we have collateralized $13.9 million, which is classified as restricted cash on the balance sheet. So long as no event of default has occurred and subject to certain other terms related to the remaining outstanding balance under the SVB Facility being satisfied, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of our properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

In connection with our entry into the Loan and Security Agreement, we issued to SVB warrants to purchase (i) up to 432,844 shares of our common stock, in the aggregate, and (ii) up to an additional 432,842 shares of Common Stock, in the aggregate, in the event we achieved certain clinical milestones, in each case at an exercise price per share of $2.22. In connection with our entry into the Amendment, we amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of our common stock, in the aggregate, at an exercise price per share of $1.16, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the SVB Warrants, which will be amortized into interest expense over the period to August 1, 2023. Interest expense was $0.8 million for the three months ended September 30, 2022 and was $2.3 million for the nine months ended September 30, 2022.

The fair value of the Amended Loan and Security Agreement as of September 30, 2022 approximates its face value.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
($ in thousands)
Net cash provided by (used in):
Operating activities	$(22,102)	$(46,342)
Investing activities	(100)	(2,964)
Financing activities	(2,107)	25,962
Net decrease in cash and cash equivalents	$(24,309)	$(23,344)

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

Net cash used in operating activities for the nine months ended September 30, 2022 was $22.1 million, as compared to net cash used in operating activities of $46.3 million for the nine months ended September 30, 2021. The net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $28.6 million, adjusted for $7.5 million of non-cash items such as depreciation, stock-based compensation and a decrease in the carrying amount of right-of-use lease assets, a $2.4 million decrease in lease liabilities, a $1.8 million increase in accounts receivable, offset by an increase in accounts payable of $0.6 million, a $1.5 million increase in accrued expenses, and a decrease to prepaid expenses and other assets of $0.9 million.

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2022, compared to $3.0 million for the nine months ended September 30, 2021. The decrease was primarily a result of the decision to use available cash to expand our internal cell therapy capabilities in our Houston, Texas facilities during the first half of 2021.

Net cash used in financing activities for the nine months ended September 30, 2022 was $2.1 million, primarily related to the repayment of long-term debt. Net cash provided by financing activities during the nine months ended September 30, 2021 was $26.0 million, related primarily to proceeds from the issuance of long-term debt and proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of September 30, 2022, our accumulated deficit was approximately $871.5 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

As of September 30, 2022, we had approximately $37.8 million of cash and cash equivalents and $13.9 million of restricted cash related to the Amended Loan and Security Agreement. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2023. In order to continue our operations beyond our forecasted runway, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations.

Working capital, which excludes restricted cash, as of September 30, 2022 was $8.7 million, consisting of $41.6 million in current assets and $32.9 million in current liabilities. Working capital as of December 31, 2021 was $62.8 million, consisting of $78.8 million in current assets and $16.0 million in current liabilities.

Operating Leases

Our commitments for operating leases relate to laboratory and office space in Houston, Texas and office space in Boston, Massachusetts. On December 21, 2015 and April 15, 2016, we renewed the sublease for our office space in Boston through August 31, 2021. On April 22, 2021, we extended our sublease for a portion of office space at our office in Boston through August 31, 2026.

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

In the second quarter of 2022, the Company modified its real estate lease agreement executed on December 15, 2020 with MD Anderson. The modification reduced the Company's leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was also recorded on the lease modification in the second quarter of 2022.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the three months ended September 30, 2022 and 2021, we recognized $0 related to royalty payments under this agreement, and we recognized $0.3 million in royalty payments under this agreement for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, we have paid a total of $0.5 million in minimum annual royalty payments under this agreement.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of our first sponsored Phase 1 clinical trial of a licensed product or licensed process in the field of use licensed under the Patent License. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. Payments totaling $0 and $0.1 million were made during the three and nine months ended September 30, 2022 related to the first benchmark payment, as compared to $0 during the three and nine months ended September 30, 2021.

On October 5, 2018, we entered into an exclusive license agreement, or the License Agreement, with PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the License Agreement and we have also agreed to reimburse certain historical costs of PGEN up to $1.0 million. For the three and nine months ended September 30, 2022 and September 30, 2021, we have made licensing fee payments in accordance with the terms of the License Agreement.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2021, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2022, we had a net loss of $28.6 million, and, as of September 30, 2022, our accumulated deficit since inception in 2003 was $871.5 million. We expect our operating expenditures and net losses to increase significantly in connection with our ongoing clinical trial and our internal research and development capabilities. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of September 30, 2022, we have approximately $37.8 million of cash and cash equivalents and $13.9 million of restricted cash related to the Amended Loan and Security Agreement. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the second quarter of 2023. We have no committed sources of additional capital at this time. We follow the guidance of Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to our ability to continue as a going concern.

The forecast of cash resources is forward-looking information that involves risks and uncertainties, and our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, slower and/or faster than expected progress of our research and development efforts, changes in governmental regulation, competitive and technical advances, rising costs associated with the development of our product candidates, our ability to secure partnering arrangements, and costs of filing, prosecuting, defending and enforcing our intellectual property rights. Global political and economic events, including the COVID-19 pandemic and increased inflation, have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or make the terms of any available financing less attractive, which could in the future negatively affect our operations. If we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

On August 6, 2021, we entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. In connection with the initial borrowing, we also issued warrants to SVB and certain of its affiliates for the purchase of up to 432,844 shares of our common stock, in the aggregate, at an exercise price of $2.22 per share. The Loan and Security Agreement was subsequently amended, effective December 28, 2021, to, among other things, eliminate the additional tranche so that the $25.0 million we have drawn down is the full amount available under the SVB Facility. As a result, we do not have any other borrowings available under the SVB Facility. In connection with entering into the Amendment we also amended and restated the warrants. These amended and restated warrants provide for the purchase of up to 649,615 shares of our common stock, in the aggregate, at an exercise price of $1.16 per share. The Amended Loan and Security Agreement also required us to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility in the event we failed to achieve the Amended Milestones. We did not achieve the Amended Milestones and as of September 30, 2022, are required to hold $13.9 million in a restricted cash collateral account with SVB. The collateralized cash represents a significant portion of our cash and cash equivalents that we are not able to access to fund our operations.

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

*We have incurred indebtedness that could adversely affect our business and place restrictions on our operating and financial flexibility.

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

We intend to satisfy our debt service obligations with our existing cash and cash equivalents and any additional amounts we may raise through future debt and equity financings. Our ability to make payments due under the SVB Facility depends on our future performance, which is subject to economic, financial, competitive conditions and other factors beyond our control. We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, the Amended Loan and Security Agreement requires us to deposit unrestricted and unencumbered cash equal to 50% of the principal amount of the SVB Facility then outstanding and an amount equal to 5.75% of the original principal amount in a cash collateral account with SVB. As of September 30, 2022 we deposited $13.9 million in cash into the cash collateral account pursuant to the terms of the Amended Loan and Security Agreement. Failure to pay any amount due under the SVB Facility, to comply with covenants under the Amended Loan and Security Agreement, or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, or condition (financial or otherwise), would result in an event of default. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 3.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Facility and exercise remedies against us and the collateral securing the SVB Facility and other obligations under the Amended Loan and Security Agreement, including foreclosure against assets securing the SVB Facility. In addition, the covenants under the Amended Loan and Security Agreement and the pledge of substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement), as collateral on the loan may limit our ability to obtain additional debt financing.

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

We commenced enrollment in our TCR-T Library Phase 1/2 Trial in January 2022 and announced early clinical data for the first patient in September 2022. We do not know at this stage whether patient response data from additional patients in this trial will be favorable, and initial success in clinical trials may not be indicative of results obtained when such trials are completed. Our product candidates may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates.

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

*We will need to attract, recruit and retain qualified personnel and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

In 2021, we experienced transitions in our senior management including the appointment of Kevin S. Boyle, Sr. as Chief Executive Officer and a member of the board of directors in August 2021 and the hiring of Michael Wong as our Vice President, Finance in September 2021 and his appointment as principal accounting officer in November 2021. In November 2021, we hired Melinda Lackey as our Senior Vice President, Legal, and in August 2022, we hired Abhishek Srivastava as our Vice President, Technical Operations. Management transition is often difficult and inherently causes some loss of institutional knowledge.

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

Our TCR-T cell therapies targeting solid tumors face significant competition from multiple companies, and their collaborators, in the TCR and CAR technology space. We face competition from several companies, including 2Seventy Bio, Achilles Therapeutics, Annoca, Adaptimmune Therapeutics, Affini-T Therapeutics, ArsenalBio, BioNTech, Bristol-Myers Squibb, Immatics, Iovance

Biotherapeutics, Lion TCR, Lyell Immunopharma, Medigene, Nurix Therapeutics, Neogene Therapeutics, NexImmune, PACT Pharma, Precigen, Tactiva Therapeutics, Takara Bio, TCR2 Therapeutics, T-Cure BioScience, T-knife Therapeutics, Tmunity Therapeutics, Triumvira Immunologics, TScan Therapeutics, Turnstone Biologics, Zelluna Immunotherapy and others. Many of these companies are either investigating TCR-T cells against germline antigens or are utilizing tumor infiltrating lymphocytes. Some are pursuing CAR-T cells for solid tumors. In contrast, we are focused on developing TCR-T cell products against neoantigens arising from somatic mutations in solid tumors.

Companies in the T-cell therapy segment that we believe to have target discovery platforms like ours include Adaptive Biotechnologies, Affini-T Therapeutics, Enara Bio, Immatics, Neogene, T-knife Therapeutics, TScan Therapeutics and 3T Biosciences. Several companies, including Advaxis, Amgen, BioNTech, Geneos Therapeutics, and Gritstone, are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics and several companies developing CRISPR technology, including Crispr Therapeutics.

Several companies are pursuing the development of allogeneic CAR-T therapies, including Allogene Therapeutics, Atara Biotherapeutics and Precision Biosciences, which may compete with our product candidates. We also face competition from companies developing therapies using cells other than T cells such as Athenex, Fate Therapeutics, ImmunityBio, IN8bio, Nkarta Therapeutics, and Takeda Pharmaceutical. Other competitors are developing T cells with cytokines such as Fate Therapeutics and Obsidian Therapeutics. Finally, we also face competition from non-cellular treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Incyte, Merck, and Roche. Additionally, our ability to pursue partnerships relating to our IL-12 and CAR-T programs may be impacted by substantial competition from these and other biopharmaceutical companies.

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

Under the Patent License, we received an exclusive, worldwide license to certain intellectual property and patents from NCI for TCRs we can introduce into T cells using transposon-based genetic engineering. These T cells may be used in our TCR-T Library Phase 1/2 Trial or in subsequent clinical trials, if initiated. The term of the Patent License shall expire with the last of the licensed patents. The NCI could terminate or modify the Patent License if it believes we have materially breached, by failing to meet the defined milestones by the required dates, or upon certain insolvency events that are not cured within the 90-day time limit once we are notified of such alleged breach. The Patent License is also subject to certain public use requirements wherein the NCI could require us to sublicense certain product candidates or terminate or modify the Patent License if we do not meet these public use requirements. The Patent License could also be terminated by the NCI if we are unable to pay the required benchmark payments or the annual minimum royalty payments.

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

In addition, our preclinical studies and our ongoing TCR-T Library Phase 1/2 Trial at MD Anderson have been and may continue to be affected by the COVID-19 pandemic. Patient enrollment and study visits have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, if we are unable to successfully recruit and retain patients, principal investigators, and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state, our clinical trial operations could be adversely impacted.

RISKS RELATED TO THE CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

*If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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
The number of clinical trial sites;
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

Our product candidates are in various stages of development and require extensive clinical testing. Our most advanced product candidates are in our TCR-T Library Phase 1/2 Trial, which is currently enrolling and treating patients. Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. Notwithstanding our current clinical trial plans for each of our existing product candidates, which we estimate will take several years to complete, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. Failure can occur at any stage of a clinical trial, and we can encounter problems that cause us to delay the start of, abandon or repeat clinical trials. Some factors which may lead to a delay in the commencement or completion of our clinical trials include: requests for additional nonclinical data from regulators, unforeseen safety issues, dosing issues, lack of effectiveness during clinical trials, difficulty recruiting or monitoring patients, difficulty manufacturing clinical products, among other factors.

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

Our cellular therapy immuno-oncology product candidates rely on the availability of reagents, specialized equipment and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

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
•
Public statements by third parties like trial participants and clinical investigators regarding our current or future clinical trials;
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
•
General economic, industry, political and market conditions, including, but not limited to, the ongoing impact of global economic conditions;
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

Public statements made by third parties such as trial participants and clinical investigators about our current or future clinical trials without our consent may adversely impact our stock price. We may not be aware of these third-party statements when made, may not be able to respond to these third-party statements and may not be able to defend our business or the public’s legitimate interests due to restrictions on what we may say about our product candidates which may cause the price of our stock to fluctuate. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

As of September 30, 2022, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the 2020 Equity Incentive Plan. Under the 2020 Equity Incentive Plan and our 2012 Equity Incentive Plan, 10,623,215 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $1.85 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of September 30, 2022, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 44.4% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	—	—	—	—
August 1, 2022 - August 31, 2022	18,750	$2.41	—	—
September 1, 2022 - September 30, 2022	—	—	—	—
Total	18,750	$2.41	—	—

(1) Included in this table are shares withheld during the 3-month period ended September 30, 2022 to satisfy a portion of the tax withholding obligations in connection with the vesting of shares of restricted stock granted under the 2020 Equity Incentive Plan.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: November 14, 2022

By:

/s/ Michael Wong
Michael Wong
Vice President, Finance
(Principal Accounting Officer) Dated: November 14, 2022