Form 10-K
period 2022-12-31
Alaunos Therapeutics, Inc.
filed 2023-03-07
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $221,548,093 as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 178,667,817 shares of common stock held by non-affiliates and a closing price of $1.24 as reported on the Nasdaq Global Select on June 30, 2022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 2, 2023, there were 240,627,055 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Alaunos Therapeutics, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•
the development of our product candidates, including statements regarding the initiation, timing, progress and results of our research and development, preclinical studies and clinical programs;
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

Unless the context requires otherwise, references in this Annual Report to “Alaunos,” the “Company,” “we,” “us” or “our” refer to Alaunos Therapeutics, Inc., and its subsidiaries.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Alaunos™, Ziopharm® and hunTR® as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

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
•
Our product candidates are in various stages of clinical development, which is very expensive and time-consuming. We cannot be certain when we will be able to submit a Biologics License Application, or BLA, to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.
•
Our cellular immuno-oncology product candidates rely on the availability of reagents, specialized equipment and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.
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

PART I

Item 1. Business

Overview

We are a clinical-stage oncology-focused cell therapy company developing adoptive TCR engineered T-cell therapies, or TCR-T, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We are leveraging our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from common tumor-related mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, we are currently enrolling patients for a Phase 1/2 clinical trial evaluating 12 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial.

In the United States, solid tumors represent approximately 90% of new cancer diagnoses. Approximately 2.0 million people are expected to be diagnosed with cancer in the United States in 2023 and approximately 610,000 people are expected to die from cancer in the United States in 2023. Some of the cancers we are targeting in our TCR-T Library Phase 1/2 Trial are expected to be among the most prevalent cancers diagnosed in the United States in 2023. In 2023, it is estimated that 238,340 people will be diagnosed with lung and bronchus cancer, 153,020 will be diagnosed with colorectal cancer, 66,200 people will be diagnosed with endometrial cancer, 64,050 people will be diagnosed with pancreatic cancer, 19,710 people will be diagnosed with ovarian cancer and approximately 8,000 people will be diagnosed with bile duct cancer. Mutations of the KRAS, TP53 and EGFR genes are commonly expressed across a wide variety of cancers.

The table below sets forth our multiple solid tumor pipeline programs.

Our TCR-T program targeting solid tumors consists of:

•
TCR Library: We have built a TCR library that targets shared hotspot mutations known to be one of the key causes of cancer. These are non-inherited mutations. We have in-licensed from the National Cancer Institute, or the NCI, multiple TCRs derived from third parties that are reactive to mutated KRAS, TP53 and EGFR. Our TCR library currently consists of 12 TCRs targeting six solid tumor indications.
•
Sleeping Beauty Gene Transfer Platform: Our proprietary non-viral genetic engineering technology utilizes a particular enzyme referred to as a transposase to cut and paste donor DNA referred to as a transposon into chromosomes of a T cell using a process called transposition.
•
hunTR® (human neoantigen T cell Receptor) Discovery Engine: Our robust and innovative TCR discovery engine enables us to rapidly identify new TCRs to add to our ever-expanding TCR library. Using our hunTR discovery engine, we are able to analyze thousands of single T cells simultaneously using state-of-the-art bioinformatics and next generation sequencing. We aim to maximize the breadth of our TCR library by evaluating both helper (CD4) and killer (CD8) T cells. The ability to continue discovering new TCRs has the potential to expand the applicable patient population for our ongoing and future clinical trials.

We believe our TCR-T program has several potential advantages over other cell therapy approaches for solid tumors, including CAR-T and tumor-infiltrating lymphocytes, or TIL. As compared to CAR-T, these potential advantages include that our TCR-T program targets intracellular and extracellular neoantigens whereas CAR-T primarily targets extracellular antigens. As compared to TIL, these potential advantages include that our TCR-T program has defined target specificity from the genetic engineering employed in manufacturing whereas in TIL specificity typically arises from the endogenous TCR rather than an introduced immunoreceptor.

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

When these immunogenic peptides are derived from proteins which are in turn expressed from genes that are mutated only in tumor cells (for example, within the cancer genome and not encoded in the germline), they are known as neoantigens. Tumor cells presenting neoantigens via HLA are targets for T cells. T cells can recognize and kill neoantigen-presenting cancer cells. This approach is different from traditional CARs, which directly recognize antigens, such as CD19, on the surface of malignant B cells, without presentation by HLA.

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

Neoantigens are encoded by tumor-specific mutated genes that are often unique to each patient. Targeting these unique neoantigens requires TCRs that are generated on a patient-by-patient basis. During cancer initiation and progression, tumor cells acquire mutations in naturally occurring genes that are responsible for transformation, known as driver mutations. Some of these driver mutations occur in common places called hotspots and are a class of mutations shared between tumor types and between individuals. Since driver mutations can be anticipated, it is possible to prepare TCRs in advance of a patient’s need and form a library of banked TCRs.

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

Our TCR-T Manufacturing Process

The diagram below illustrates our manufacturing process for our current TCR-T product candidates.

Screening
1
2
Selection of TCR from Library for Manufacturing
3
Peripheral Blood Leukapheresis
4
Sleeping Beauty Transposition of TCR
5
TCR Expression & Expansion
6
Formulation & Cryopreservation
7
Infusion

Our TCR-T approach focuses on what we believe to be the most critical and prevalent tumor-specific targets in cancer. These target mutations, called hotspots, are prevalent in genes including KRAS, TP53 and EGFR, which can be found in non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers in several different HLA alleles. These driver genes play a key role in regulating cell division, maturation and death, and mutations in these genes have been observed to play a critical role in the development of certain cancers. The advantage of our Library TCR-T approach is that subsets of patients with solid tumors may be rapidly treated by screening them for targeted neoantigens (e.g., KRAS, TP53 and EGFR), identifying patient HLA, and matching these results to the TCRs in the library. Patients with a variety of different cancers (e.g., non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers) can be screened for a match to our growing TCR library through tumor sequencing and identification of the patient’s tumor mutation and HLA typing. Once a match to our TCR library is confirmed, a portion of the patient’s white blood cells is collected through a peripheral blood leukapheresis and sent to our own current Good Manufacturing Practices, or cGMP, manufacturing facility in Houston, Texas.

Once the desired pre-manufactured TCR transposon is selected from our TCR library, we utilize our proprietary non-viral Sleeping Beauty genetic engineering technology to modify the patient’s T cells (both CD4+ and CD8+). We use T cells from peripheral blood, which have a younger and healthier phenotype relative to tumor-resident T cells, to generate our TCR-T cells. Given initial clinical cellular kinetics of the TCR-T cells in the patients treated to date, we believe these modified TCR-T cells will persist in the recipient following infusion. We have observed in preclinical studies that genetic engineering of T cells by our Sleeping Beauty technology resulted in the rapid and stable expression of the introduced neoantigen-specific TCR. The genetically modified T cells expressing high levels of the TCR are expanded to produce the patient-specific, or autologous, TCR-T cell product. The product candidate is then harvested from the manufacturing process, formulated, cryopreserved, transferred to the hospital facility and infused in the patient after thawing.

Benefits of Our Non-Viral Sleeping Beauty Gene Transfer Platform

Our Sleeping Beauty gene transfer platform provides several benefits, including those described below.

•
Scalability and Reduction in Complexity. The Sleeping Beauty technology is a straightforward means to manufacture a large number of autologous T-cell products. The technology requires only the synthesis of DNA plasmids as the starting material for genetic engineering of the T cells. In contrast, traditional viral gene transfer is more complex and requires specialized manufacturing of each viral vector(s) of interest. Production of a viral vector starts with the generation of plasmid DNA with the transgene of interest. This plasmid is then introduced into a packaging cell line and viruses are secreted into the media over a couple of days. This process is inherently more complex to scale with the numbers of cells and associated media required relative to Sleeping Beauty, which only requires the plasmid DNA. Genetic modification of the patient cells using the Sleeping Beauty technology is accomplished through electroporation with the DNA plasmids and subsequent culture, selection and growth of the T cells to large numbers using traditional manufacturing techniques. This simple process can be scaled through the addition of manufacturing lines.
•
Customizable Therapies. We believe our Sleeping Beauty platform provides us with the ability to manufacture more customizable therapies. The platform enables a library of TCRs to be assembled and used in cells to recognize diverse mutations within shared neoantigens and address a multitude of HLA types. We believe this can enable both our current Library TCR-T approach against shared cancer targets as well as personalized TCR therapies against unique, and potentially multiple, personal neoantigens. We believe multiplexing TCR-T cells, which involves infusing a patient with more than one TCR product, will be best enabled by our Sleeping Beauty system and through our unique TCRs and expanding TCR library.
•
Potential Clinical Benefits. We believe the anti-tumor activity of our TCR-T cells has the potential to last as long as the TCR-T cells persist and proliferate following the recognition of the neoantigen on the tumor cell surface. This may lead to durable and progressively greater clinical response in patients. In CAR-T cell products generated in human cells, Sleeping Beauty transposons were observed to integrate in a close-to-random distribution at thymine-adenine, or TA, dinucleotide sites, which increases the likelihood of insertion in a genomic safe harbor, thereby making them less likely to cause off-target effects when compared to other transposons and viral gene delivery methods. We also believe that including membrane-bound interleukin-15, or mbIL-15, in TCR-T cells can provide additional benefits. In particular, we have observed that T cells modified to express mbIL-15 as well as a TCR show increased potential for stemness corresponding with a potential ability to persist longer in the patient after infusion.
•
Accommodation of Large Transgene Size. Plasmids manufactured using our Sleeping Beauty platform have a large enough payload size to allow for genetic engineering of both the TCR as well as insertion of a gene encoding for the expression of cytokines, such as mbIL-15. This facilitates uniformly high co-expression of both the TCR and cytokine on a single integrated gene.

Preclinical and Clinical Development

Preclinical Development of our TCR-T Product Candidates

We have independently evaluated all licensed TCRs using our Sleeping Beauty platform. Candidate TCRs for clinical translation were selected based on conventional in vitro immunological measurements. We presented these data at the 2021 American Association for Cancer Research (AACR) and Society for Immunotherapy of Cancer (SITC) annual meetings. We selected the TCRs based, in part, on their ability to express on the T cell surface and then specifically recognize the mutated target without also targeting healthy cells. For those TCRs that are destined for killer T cells, our preclinical data suggest that those TCR-T cells can kill the appropriate tumor cell lines expressing the target neoantigen. In our preclinical studies we observed TCR-T cells killed significantly more tumor cells when matched with the corresponding HLA and neoantigen relative to mismatched tumor cells and relative to mismatched T cells not expressing the relevant neoantigen-specific TCR.

Selected licensed TCRs have also been co-expressed with mbIL-15 on T cells. This was accomplished with the transfer of a single transposon to deliver three independent genes (TCRalpha, TCRbeta, mbIL-15) to the T cell. We optimized the orientation order of these three genes and the growth conditions specific for the generation of mbIL-15 TCR-T cells. Using similar standard immunologic readouts described above, the mbIL-15 TCR-T cells were observed to display a similar specificity and potency profile to conventional TCR-T cells; however, we observed increased in vitro survival of mbIL-15 TCR-T cells in the absence of all added support relative to TCR-T cells, especially in the T memory stem cell populations. We have filed an international patent application around these findings and presented preclinical data from this program at the American Society of Gene & Cell Therapy conference in 2022. We believe mbIL-15 has the potential to increase the survival of TCR-T cells in the harsh tumor microenvironment and deepen clinical responses. We are working towards filing a related Investigational New Drug Application, or IND, in the second half of 2023.

TCR-T Library Phase 1/2 Trial

In February 2021, we received FDA clearance for our company-sponsored IND to initiate a Phase 1/2 open-label, dose-escalation trial which is initially being conducted at MD Anderson. In January 2022, after screening patients, we opened enrollment in our TCR-T Library Phase 1/2 Trial and expect to enroll up to 180 adults during the course of the trial. We will only enroll patients who have a matched HLA and hotspot mutation that is targeted by one of the TCRs from our TCR library, who have progressive or recurrent solid tumors and who have failed at least one prior line of standard therapy. The trial is evaluating our 12 library TCRs targeting neoantigens arising from KRAS, TP53 and EGFR mutations in patients across a broad range of solid tumors that include non-small cell lung, colorectal, endometrial, pancreatic, ovarian, and bile duct cancers, all in a single trial. We have used and anticipate continuing to use our hunTR discovery engine to add new TCRs to our library and clinical program as they are qualified by our laboratory. The patients are being enrolled in cohorts according to their cancer at three separate dose levels. The Phase 1 primary endpoint is to define dose limiting toxicity or the recommended maximum tolerated dose for a subsequent clinical trial. The primary endpoints for the Phase 2 portion of the trial are expected to determine the objective response rate and otherwise evaluate safety and tolerability. We are also monitoring TCR-T cell persistence and performing multiple conventional immune monitoring assays in the clinical trial to evaluate their persistence in patients. As of December 31, 2022, we have enrolled and dosed three patients.

We presented information on the first two patients treated in September 2022 at the CRI-ENCI-AACR International Cancer Immunotherapy Conference, or CICON. The first patient we treated had lung adenocarcinoma with multiple lines of prior therapy and was refractory to checkpoint inhibitors. The second patient we treated was diagnosed with colon cancer and had received multiple lines of standard prior therapies. We successfully dosed a third patient who was diagnosed with advanced pancreatic cancer refractory to multiple lines of standard therapy in our TCR-T Library Phase 1/2 Trial in December 2022. We continue to perform translational assessments to assess the biological activity of our TCR-T cells in order to guide next generation TCR-T therapy approaches including potential combination and multiplexed

TCR-T cell therapies. We believe that these data provide early clinical validation of the potential of Sleeping Beauty TCR-T cell therapy in high value indications with significant unmet need.

•
Patients 1, 2 and 3 demonstrated manageable safety profiles with no dose limiting toxicities, or DLTs, or immune effector cell-associated neurotoxicity syndrome;
•
Persistence of the TCR-T cells has been observed. Patient 1 had persistence at 24 weeks with approximately 30% of the patient's total CD3+ T cells comprising TCR-T cells in peripheral blood after treatment with KRAS-G12D/HLA-A*11:01 mutation-specific TCR-T cells at dose level 1 (9x109 cells). Patient 2 had persistence at 12 weeks with approximately 20% of the patient's total CD3+ T cells comprising TCR-T cells in peripheral blood after treatment with TP53-R175H/HLA-A*02:01 mutation-specific TCR-T cells at dose level 2 (64x109 cells).
•
Demonstrating six month progression-free survival, Patient 1 had best overall response of objective, partial response with regression of greater than 50% of target lesions at 12 weeks post-cell therapy. Patient 2 had best overall response of stable disease at six weeks with 12 week progression-free survival. Progressive disease was observed in Patient 1 and Patient 2 at weeks 24 and 12, respectively, and each patient subsequently went off study;
•
The targeted mutations, KRAS-G12D and TP53-R175H, were detected in progressing tumor biopsies suggesting no antigen loss; and
•
Tumor homing was observed in Patient 1 with infiltration of both CD4 and CD8 TCR-T cells six months post-TCR-T cell therapy.

To our knowledge, achievement of an objective clinical response resulting from treatment with KRAS-G12D and HLA-A*11:01 specific TCR-T cells has not been reported until Patient 1 in our TCR-T Library Phase 1/2 Trial. Patient 1’s infusion product was high quality with 97.3% viability, 99.7% CD3+ purity and 95.2% TCR positivity. Patient 1’s target lesions were reduced compared to baseline by 46% at six weeks, 51% at 12 weeks and 46% at 24 weeks. At six months following treatment, an elective tumor biopsy of non-measurable disease in the right lung showed continued presence of tumor cells, KRAS-G12D mutation and HLA-A*11:01 allele, and progressive disease was corroborated by another elective scan at seven months. Patient 1 is now off trial and is being monitored as part of our long-term follow-up protocol.

Patient 2's treatment was the first-in-human Sleeping Beauty TCR-T cell therapy targeting TP53 hotspot mutations and was generally well tolerated. The same TCR used by the NCI to treat breast cancer, which resulted in a 6-month confirmed, objective partial response, was used to treat Patient 2. Patient 2 received highly pure TCR-T cells (92.5% viability, 99% CD3+ purity, and 92% TCR positivity). Reduction of target lesions by 15% from baseline was observed at six weeks post-infusion, but we observed 21.8% growth of lesions from the week six measurements and appearance of new liver and lung metastases at week 12 signaled progressive disease in Patient 2, who was removed from the trial as a result of such progression.

In the fourth quarter of 2022, we submitted an IND amendment to the FDA to add two new TCRs to our clinical trial targeting frequent mutations and HLAs, with the potential to double the addressable market of our TCR-T Library Phase 1/2 Trial. In over 700 patients screened at MD Anderson Cancer Center with gastrointestinal or lung tumors, we have improved our match rate from 5% ot over 10%, including roughly one in five patients matching two TCRs in the current library. The addition of these new TCRs highlights our strategy to add both more HLAs to existing mutations (KRAS-G12V and HLA-DRB1*07:01) and new mutations within our targeted gene families (TP53-R273C and HLA-DPB1*04:02). In 2023, we expect to further expand our library with exclusively owned TCRs targeting recurrent hotspot mutations in KRAS, TP53 and EGFR to 15 TCRs. We continue to actively enroll patients in our TCR-T Library Phase 1/2 Trial targeting KRAS, TP53 and EGFR hotspot mutations across six solid tumor indications. We expect to enroll multiple patients in the first half of 2023. The IND amendment also combined our treatment and screening protocols, streamlining enrollment and potentially making it easier for both patients and physicians. The amended IND also eliminated the requirement for retesting of the tumor mutation if six months had passed between screening and treatment. We anticipate providing an interim clinical data update in 2023 as we work toward advancing the TCR-T Library Phase 1/2 Trial into Phase 2 and we expect to be Phase 2 ready by the end of 2023.

IL-12 Program

As we announced in May 2021, we are winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. We are actively seeking a partner for continued development of this program.

Manufacturing

Our cGMP facility in Houston, Texas is staffed by Alaunos personnel and is fully operational for manufacturing TCR T-cells genetically modified with our Sleeping Beauty gene transfer platform for our early-stage clinical trials. We continue to rely on third parties for the production of the DNA plasmids used in manufacturing our product candidates.

Our Library TCR-T approach allows us to streamline the T cell manufacturing process by pre-manufacturing DNA plasmids corresponding to each of our qualified library TCRs. These TCRs are then utilized in the manufacturing for the patient-specific, autologous TCR-T product candidates. Our in-house TCR-T manufacturing facility also allows us to integrate our research and development capabilities, potentially reducing the time from discovery to treating patients in a clinical trial. This integration is designed to minimize delays and reduce risks that can be encountered in drug development, including the failure of third parties to successfully produce the desired product, long technology transfer periods and long lead times for orders. We continue to execute on our multi-pronged strategy to expand manufacturing capacity and efficiency. We doubled our manufacturing capacity in 2022, allowing for production of two products simultaneously. We also filed an IND amendment to move from fresh to cryopreserved product and began implementing this change in the first half of 2023. The use of cryopreserved cell products is expected to reduce manufacturing process time from 30 days to 26 days, a 13% decrease, while increasing flexibility for patient scheduling and treatment. We have ongoing initiatives to optimize the process and further reduce the manufacturing time.

We seek continuous improvement in our manufacturing and release workflow through process and analytical development. Our processes will continue to be optimized to increase efficiencies, incorporate new technologies and reduce time to treatment for the patient.

Intellectual Property

Our goal is to obtain, maintain and enforce patent and trade secret protection for our product candidates, formulations, processes, methods and other proprietary technologies. We strive to preserve our trade secrets and other confidential information and to operate without infringing the proprietary rights of other parties. Our policy is to actively seek the strongest possible intellectual property protection for our technology and product candidates through a combination of license agreements and owned patents, both in the United States and abroad.

Owned Patents

As of December 31, 2022, we have five families of pending patent applications that cover our TCR-T library, products and processes. We do not currently own any granted patents.

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

We also depend upon the skills, knowledge and experience of our scientific and technical employees, as well as those of our advisors, consultants, and other contractors, none of which may be patentable. To help protect unpatentable proprietary know-how, and for inventions for which patents may be difficult to enforce, we currently rely, and in the future, will continue to rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the “Risk Related to Our Intellectual Property” section for further information about certain risks and uncertainties that may affect our patent position and proprietary rights.

License Agreements

Exclusive License Agreement with PGEN Therapeutics

On October 5, 2018, we entered into an exclusive license agreement, or License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. Pursuant to the terms of the License Agreement, we have exclusive, worldwide rights to research, develop and commercialize (i) TCR products designed for neoantigens for the treatment of cancer, (ii) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (iii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between us, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN. Under the License Agreement, we also have exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

We are solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. We are required to use commercially reasonable efforts, as defined in the License Agreement, to develop and commercialize IL-12 products, CD19 products and TCR Products.

In consideration of the licenses and other rights granted by PGEN, we pay PGEN an annual license fee of $0.1 million and reimbursed PGEN for certain historical costs of the licensed programs.

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

License Agreement and 2015 Research and Development Agreement-The University of Texas MD Anderson Cancer Center

On January 13, 2015, we, together with Precigen, entered into that certain license agreement, or the MD Anderson License, with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, we, together with PGEN, hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs, arising from the laboratory of Laurence Cooper, M.D., Ph.D. Dr. Cooper served as our Chief Executive Officer from May 2015 until February 2021 and was formerly a tenured professor of pediatrics at MD Anderson.

On August 17, 2015, the Company, Precigen and MD Anderson entered into the Research and Development Agreement, or the 2015 R&D Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs. The rights and obligations of Precigen under the 2015 R&D Agreement were assigned to us pursuant to the Fourth Amendment to the 2015 R&D Agreement which was entered into on September 19, 2019, or the Fourth Amendment, with an effective date of October 5, 2018. The activities under the 2015 R&D Agreement are directed by a joint steering committee comprised of two members from our company and one member from MD Anderson.

As provided under the MD Anderson License, we provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, we entered into an amendment to the 2015 R&D Agreement extending its term until April 15, 2021 and on October 22, 2019, we entered into another amendment to the 2015 R&D Agreement extending its term until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which we entered into on October 22, 2019, with MD Anderson, pursuant to which we agreed to collaborate with respect to the TCR program.

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

2019 Research and Development Agreement-The University of Texas MD Anderson Cancer Center

Under the 2019 R&D Agreement, we and MD Anderson will, among other things, collaborate on programs to expand our TCR library and conduct clinical trials. The activities under the 2019 R&D Agreement are directed by a joint steering committee comprised of two members from our company and one member from MD Anderson.

We will own all inventions and intellectual property developed under the 2019 R&D Agreement and we will retain all rights to all intellectual property, patentable or not, for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including our Sleeping Beauty technology. We have granted MD Anderson an exclusive license for such intellectual property to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies, and any products outside the field of oncology and a non-exclusive license for allogenic TCR products manufactured using viral-based technologies.

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

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, we issued MD Anderson a warrant to purchase 3,333,333 shares of our common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026 and vests in four parts upon the occurrence of certain clinical milestones. As of December 31, 2022, the milestones have not been met.

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

We are also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was paid in 2022 upon the initiation of our TCR-T Library Phase 1/2 Trial, which was a qualifying Phase 1 clinical trial under the terms of the Patent License.

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

Cooperative Research and Development Agreement with the NCI

On January 9, 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using our Sleeping Beauty technology, the NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use our Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with our researchers.

We are responsible for providing the NCI with the test materials necessary for them to conduct their studies, and eventually, clinical trials pursuant to the CRADA. Inventions, data and materials discovered or produced in connection with performance of the research plan under the CRADA will remain the sole property of the party who produced the discovery. The parties will jointly own all inventions jointly discovered under the research plan. The owner of any invention under the CRADA will make the decision to file a patent covering the invention, or in the case of a jointly owned invention, we will have the first opportunity to file a patent covering the invention. If we fail to provide timely notice of our decision to the NCI or decide not to file a patent covering the joint invention, NCI has the right to make the filing. For any invention solely owned by NCI or jointly made by NCI and us for which a patent application was filed, the U.S. Public Health service grants us an exclusive option to elect an exclusive or non-exclusive commercialization license. For inventions owned solely by NCI or jointly owned by NCI and us, which are licensed according to the terms described above, we agreed to grant to the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world. We are also required to grant the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world for any of our solely owned inventions. The agreement may be terminated by any of the parties upon 60 days prior written consent.

The NCI has a cleared IND that would permit them to begin this trial. To our knowledge, the trial has not yet enrolled. The progress and timeline for this trial, including the timeline for dosing patients, are under control of the NCI.

In February 2019, we extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program. In March 2022, we entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, we entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, we agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023.

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

In May 2019, we in-licensed from the NCI a patent portfolio that includes intellectual property related to our TCR-T cell library. Under the terms of the agreement, we hold an exclusive, worldwide license to certain intellectual property to develop, manufacture and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, we hold an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express certain TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies.

Governmental Regulation and Product Approval

As a biopharmaceutical company, we are subject to extensive regulation. Our genetically engineered T-cell product candidates are regulated as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with cGMPs for biologics.

Human immunotherapy products are a new category of therapeutics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.

Government authorities in the United States (at the federal, state and local level) and in other countries and jurisdictions extensively regulate, among other things, the research, development, preclinical and clinical testing, manufacturing, quality control, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. The process for obtaining regulatory marketing approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. The clinical trial sponsor must submit an IND to the FDA before clinical testing can begin in the United States. An IND must contain the results of the preclinical tests, manufacturing information, analytical data, any available clinical data or literature, a proposed clinical protocol, an investigator’s brochure, a sample informed consent form and other materials. Clinical trial protocols detail, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Some preclinical testing, such as toxicity studies, may continue even after the IND is submitted.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board, an independent group of experts that evaluates study data for safety and makes recommendations concerning continuation, modification, or termination of clinical trials, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA GTP regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

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

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements and complying with FDA promotion and advertising requirements.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, with manufacturing processes, or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, complete withdrawal from the market, product recalls, warning letters from the FDA, mandated corrective advertising or communications with doctors, product seizure or detention, injunctions and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Biosimilars are approved pursuant to an abbreviated pathway whereby applicants need not submit the full slate of preclinical and clinical data, and approval is based in part on the FDA’s findings of safety, purity, and potency for the original biologic (i.e., the reference product). Reference products are eligible to receive 12 years of exclusivity from the time of first licensure of the product, which prevents the FDA from approving any biosimilars to the reference product through the abbreviated pathway, but does not prevent approval of BLAs that are accompanied by a full data package and that do not rely on the reference product. A biosimilar may be approved if the product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and there are no clinically meaningful differences with the reference product in terms of the safety, purity and potency.

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

Reimbursement may impact the demand for, and/or the price of, any product candidate that obtains marketing approval. Even if coverage and reimbursement is obtained for a given product candidate by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use a product, and physicians may be less likely to prescribe a product, unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of the product. Therefore, coverage and adequate reimbursement is critical to new drug product acceptance.

The downward pressure on health care costs in general, particularly prescription drugs and biologics, has become very intense. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. As a result, increasingly high barriers are being erected to the entry of new products. The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide favorable coverage and adequate reimbursement. In addition, emphasis on managed care in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Care Laws Governing Interactions with Healthcare Providers

Healthcare providers and third-party payors in the United States play a primary role in the recommendation and prescription of drug products. Arrangements with healthcare providers, third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws, including false claims, privacy and security, price reporting and physician sunshine laws or regulations. Some of our pre-commercial activities are subject to some of these laws. The applicable federal, state and foreign healthcare laws and regulations laws that may affect a pharmaceutical manufacture’s ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which regulates our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities and individuals subject to the law including certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates as well as their covered subcontractors;
•
Requirements to report annually to the Centers for Medicare & Medicaid Services, or CMS, certain financial arrangements with physicians and teaching hospitals, as defined in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, and its implementing regulations, including reporting any “transfer of value” made or distributed to prescribers and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year; and
•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform Efforts

A primary trend in the United States healthcare industry and elsewhere is cost containment. Over the last several years, there have been federal and state proposals and legislation enacted regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products and making changes to healthcare financing and the delivery of care in the United States.

In March 2010, President Obama signed into law the ACA, which included measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, promoted a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program and imposed a number of substantial new compliance provisions related to pharmaceutical companies’ interactions with healthcare practitioners. The ACA also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research and a new Center for Medicare & Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013. This 2% reduction was temporarily suspended during the COVID-19 pandemic, but has since been reinstated and, unless Congress and/or the Executive Branch take additional action, will begin to increase gradually starting in April 2030, reaching 4% in April 2031, until sequestration ends in October 2031. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. In November 2019, CMS issued a final rule finalizing the changes to the Medicare Quality Payment Program.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers; the implementation of these provisions has also been delayed by the IRA until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, currently set at 100% of a drug’s average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. Further, in July 2021, the Biden Administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and Other Laws

The Foreign Corrupt Practices Act, or the FCPA, prohibits any United States individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Our operations are also subject to non-United States anti-corruption laws such as the U.K. Bribery Act 2010, or the Bribery Act. As with the FCPA, these laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense.

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

Competition

We believe our novel hunTR discovery engine has a demonstrated ability to identify proprietary TCRs, allowing us to further expand and advance our pipeline with multiple solid tumor programs under development. In addition, our non-viral transposon method of expressing TCRs, Sleeping Beauty, is less complex relative to many of our competitors’ viral approaches. Finally, our TCR-T Phase 1/2 Library Trial is designed to allow us to treat patients quickly and efficiently in many different indications with a tumor mutation and HLA matching one or more of the several TCRs in our library, which we believe gives us a distinct competitive advantage. However, the development and commercialization for new products to treat cancer, including the indications we are pursuing, is highly competitive and considerable competition exists from major pharmaceutical, biotechnology and specialty cancer companies. Many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. Given the rapidly advancing and changing science and technologies in the industry, they may compete with us in hiring personnel, setting up clinical study sites, recruiting patients for clinical trials, and procuring technologies and licenses complementary to, or required for, our programs. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

Our TCR-T cell therapies targeting solid tumors face significant competition from multiple companies, and their collaborators, in the TCR and CAR technology space. We face competition from several companies, including 2Seventy Bio, Achilles Therapeutics, Adaptimmune Therapeutics, Affini-T Therapeutics, Annoca, ArsenalBio, Athenex, BioNTech, Bristol-Myers Squibb, Immatics, Iovance Biotherapeutics, Kite (a Gilead company), Lion TCR, Lyell Immunopharma, Medigene, Nurix Therapeutics, Neogene Therapeutics (a member of the AstraZeneca group), NexImmune, PACT Pharma, Precigen, Tactiva Therapeutics, Takara Bio, TCR2 Therapeutics, T-Cure BioScience, T-knife Therapeutics, Triumvira Immunologics, TScan Therapeutics, Turnstone Biologics, Zelluna Immunotherapy and others. Many of these companies are either investigating TCR-T cells against germline antigens or are utilizing tumor infiltrating lymphocytes. Some are pursuing CAR-T cells for solid tumors. In contrast, we are focused on developing TCR-T cell products against neoantigens arising from somatic mutations in solid tumors.

Companies in the T-cell therapy segment that have target discovery platforms like ours include Adaptive Biotechnologies, Affini-T Therapeutics, Enara Bio, Immatics, Neogene Therapeutics (a member of the AstraZeneca group), PACT Pharma, T-knife Therapeutics, TScan Therapeutics and 3T Biosciences. Several companies, including Advaxis, Amgen, BioNTech, Geneos Therapeutics, and Gritstone, are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics and several companies developing CRISPR technology, including Captain T Cell and Crispr Therapeutics.

Several companies are pursuing the development of allogeneic CAR-T therapies, including Allogene Therapeutics, Atara Biotherapeutics and Precision Biosciences, which may compete with our product candidates. We also face competition from companies developing therapies using cells other than T cells, such as Athenex, Fate Therapeutics, ImmunityBio, IN8bio, Nkarta Therapeutics and Takeda Pharmaceutical. Other competitors are developing T cells with cytokines, such as Fate Therapeutics and Obsidian Therapeutics. Finally, we also face competition from non-cellular treatments offered by other companies, such as Amgen, AstraZeneca, Bristol-Myers Squibb, Immatics, Immunocore, Incyte, Merck, Mirati and Roche. Additionally, our ability to find partnerships relating to our IL-12 and CAR-T programs may be impacted by substantial competition from these and other biopharmaceutical companies.

We face competition on a broader spectrum of the oncology market that is more common, cost-effective and reimbursable, such as surgery, radiation and other drug therapies like chemotherapy, hormone therapy, biologic therapy such as monoclonal and bispecific antibodies, or a combination of any of these therapies. If any of our TCR-T therapies are approved, they may not be as competitive as other therapies, to the extent they are used in combinations with these therapies. Insurers and other third-party payors may also encourage use of certain products; thus, gaining market acceptance or market share for any of our TCR-T therapies could pose difficulties. Finally, standard of care could evolve or change throughout the clinical development of our product candidates.

Moreover, if our competitors develop and market a drug that is safer, more effective with fewer side effects, easier to administer, or less expensive, we could see a less favorable market opportunity for our TCR-T therapy candidates. Our competition may also receive FDA or other regulatory approval for their products more quickly than we do, which could give them a first mover advantage and a strong market position before we are able to commercialize our products. If approved, key competitive factors that may affect the success of our TCR-T candidates are likely their efficacy, safety, ease of administering, price and reimbursement from insurance or government.

Employees and Human Capital Resources

As of February 15, 2023, we had 34 full-time employees and no part-time employees, 28 of whom were engaged in research and development activities, and 6 of whom were engaged in administration. None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees are good.

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

Our principal executive offices are located at 8030 El Rio Street, Houston, Texas 77054, and our telephone number is (346) 355-4099.

Available Information

Our website address is www.alaunos.com. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K. We file reports with the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our common stock is risky. In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition, results of operation and future growth prospects would likely be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment in our common stock. Therefore, we urge you to carefully review this entire report and consider the risk factors discussed below. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results or prospects. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

RISKS RELATED TO OUR BUSINESS

We will require substantial additional financial resources to continue as a going concern and to continue ongoing development of our product candidates and pursue our business objectives; if we are unable to obtain these additional resources when needed, we may be forced to delay or discontinue our planned operations, including clinical testing of our product candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2022, we had a net loss of $37.7 million, and, as of December 31, 2022, our accumulated deficit since inception in 2003 was $880.6 million. We expect our operating expenditures and net losses to increase significantly in connection with our ongoing clinical trial and our internal research and development capabilities. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of December 31, 2022, we have approximately $53.0 million of cash and cash equivalents, including $13.9 million of restricted cash related to the Amended Loan and Security Agreement (as defined below). Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the fourth quarter of 2023. We have no committed sources of additional capital at this time. We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to our ability to continue as a going concern.

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

On August 6, 2021, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Silicon Valley Bank and certain of its affiliates, or SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022, or the SVB Facility. In connection with the initial borrowing, we also issued warrants to SVB for the purchase of up to 432,844 shares of our common stock, in the aggregate, at an exercise price of $2.22 per share. The Loan and Security Agreement was subsequently amended, or the Amended Loan and Security Agreement, effective December 28, 2021, to, among other things, eliminate the additional tranche so that the $25.0 million we have drawn down is the full amount available under the SVB Facility. As a result, we do not have any other borrowings available under the SVB Facility. In connection with entering into the Amended Loan and Security Agreement we also amended and restated the warrants. These amended and restated warrants provide for the purchase of up to 649,615 shares of our common stock, in the aggregate, at an exercise price of $1.16 per share. The Amended Loan and Security Agreement also required us to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility in the event we failed to achieve certain equity raise and clinical milestones by August 31, 2022. We did not achieve these milestones and, as a result, deposited $13.9 million in a collateral account with SVB as required by the terms of the Amended Loan and Security Agreement. The collateralized cash represents a significant portion of our cash and cash equivalents that we are not able to access to fund our operations and is classified as restricted cash on our Balance Sheet.

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

The Amended Loan and Security Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries. The affirmative covenants require us (and us to cause our subsidiaries, if any) to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage and protect material intellectual property, among other things. The negative covenants restrict our and our subsidiaries’ ability to, among other things, transfer collateral, change our business, engage in mergers or acquisitions, incur additional indebtedness, pay cash dividends or make other distributions, make investments, create liens, sell assets and make any payment on subordinated debt. The restrictive covenants of the Amended Loan and Security Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial, including entering into certain licensing arrangements, maintaining flexible cash management arrangements and engaging in certain change in control transactions, among others.

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

We intend to satisfy our debt service obligations with our existing cash and cash equivalents and any additional amounts we may raise through future debt and equity financings. Our ability to make payments due under the SVB Facility depends on our future performance, which is subject to economic, financial, competitive conditions and other factors beyond our control. We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, the Amended Loan and Security Agreement requires us to deposit unrestricted and unencumbered cash equal to 50% of the principal amount of the SVB Facility then outstanding and an amount equal to 5.75% of the original principal amount in a cash collateral account with SVB. As of December 31, 2022 we have $13.9 million in cash deposited in the cash collateral account pursuant to the terms of the Amended Loan and Security Agreement. Failure to pay any amount due under the SVB Facility, to comply with covenants under the Amended Loan and Security Agreement, or the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations or condition (financial or otherwise), would result in an event of default. The occurrence and continuation of an event of default could cause interest to be charged at the rate that is otherwise applicable plus 3.00% (unless SVB elects to impose a smaller increase) and would provide SVB with the right to accelerate all obligations under the SVB Facility and exercise remedies against us and the collateral securing the SVB Facility and other obligations under the Amended Loan and Security Agreement, including foreclosure against assets securing the SVB Facility. In addition, the covenants under the Amended Loan and Security Agreement and the pledge of substantially all of our assets, excluding our intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement), as collateral on the loan may limit our ability to obtain additional debt financing.

We have previously identified material weaknesses in our internal control, all of which have been remediated. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Global Select Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We may also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

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

We are employing technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, from PGEN, pursuant to the License Agreement, and from the NCI, pursuant to the Patent License described above, to pursue the development and commercialization of non-viral cellular therapies based on T-cells and TCRs, targeting solid tumor malignancy. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•
obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T-cell therapies for cancer;
•
designing and conducting our clinical trials using this new approach or selecting the appropriate TCRs in a way that may lead to optimal results;
•
identifying and manufacturing appropriate TCRs from either a patient or third parties that can be administered to the patient;
•
developing and deploying consistent and reliable processes for engineering a patient’s and/or donor’s T cells ex vivo and infusing the T cells back into the patient;
•
conditioning patients with chemotherapy in conjunction with delivery of the potential products, which may increase the risk of adverse side effects of the chemotherapy itself or of the potential products;
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

Our genetically modified TCR-T cell product candidates are supported by limited clinical data, some of which has been generated through trials conducted by MD Anderson and the NCI, rather than solely by us. We have assumed control of the overall clinical and regulatory development of our TCR-T cell product candidates, and any failure to obtain, or delays in obtaining, sponsorship of new INDs, or in filing INDs sponsored by us for these or any other product candidates we decide to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and process development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business. We began enrolling patients in our TCR-T Library Phase 1/2 Trial in January 2022.

Further, we did not control the design or conduct of all of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by MD Anderson or other entities, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates.

Moreover, there are a number of regulatory requirements that we must continue to satisfy as we conduct our clinical trials of TCR-T cell product candidates in the United States. The criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products and change frequently. Satisfaction of these requirements will entail substantial time, effort and financial resources. To date, the FDA has approved only a few adoptive cell therapies for commercialization. Because adoptive cell therapies are relatively new and our product candidates employ novel gene expression and cell technologies, regulatory agencies may lack experience in evaluating product candidates like our Library TCR-T product candidates. This novelty may heighten regulatory scrutiny of our therapies or lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent commercialization of our product candidates. These factors make it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates. Any time, effort and financial resources we expend on our clinical product candidates and other early-stage product development programs that are ultimately not successful may adversely affect our business.

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

We commenced enrollment in our TCR-T Library Phase 1/2 Trial in January 2022 and announced early clinical data for the first patient in September 2022 and for the first two patients in November 2022. The first two patients enrolled in our TCR-T Library Phase 1/2 Trial have been removed from the trial due to subsequent disease progression. We do not know at this stage whether patient response data from additional patients in this trial will be favorable, and initial success in clinical trials may not be indicative of results obtained when such trials are completed. Our product candidates may fail to show the desired safety and efficacy in clinical development, and we cannot assure you that the results of any future trials will demonstrate the value and efficacy of our product candidates. Even if our clinical trials are completed as planned, we cannot be certain that their results will support approval of our product candidates.

There are no approved engineered TCR-T cell immunotherapies for solid tumors. We believe our product candidates may be effective against certain solid tumors and plan to develop product candidates for use in those certain solid tumors. We cannot guarantee that our product candidates will be able to access the solid tumor or show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. In addition, the safety profile of our product candidates may differ in a solid tumor setting. If we are unable to make our product candidates function in solid tumors, our development plans and business will be significantly harmed.

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

We will need to recruit, hire and retain qualified personnel and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We may not be able to attract or retain qualified management and commercial, scientific, manufacturing and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on our principal scientific, regulatory and medical advisors. The loss of any of our key personnel could result in delays in product development, loss of key personnel or partnerships and diversion of management resources, which could adversely affect our operating results. We do not carry “key person” life insurance policies on any of our officers or key employees.

We face substantial competition from other biopharmaceutical companies, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

Our TCR-T cell therapies targeting solid tumors face significant competition from multiple companies, and their collaborators, in the TCR and CAR technology space. We face competition from several companies, including 2Seventy Bio, Achilles Therapeutics, Annoca, Adaptimmune Therapeutics, Affini-T Therapeutics, ArsenalBio, Athenex, BioNTech, Bristol-Myers Squibb, Immatics, Iovance Biotherapeutics, Kite (a Gilead company), Lion TCR, Lyell Immunopharma, Medigene, Neogene Therapeutics (a member of the AstraZeneca group), NexImmune, Nurix Therapeutics, PACT Pharma, Precigen, Tactiva Therapeutics, Takara Bio, TCR2 Therapeutics, T-Cure BioScience, T-knife Therapeutics, Triumvira Immunologics, TScan Therapeutics, Turnstone Biologics, Zelluna Immunotherapy and others. Many of these companies are either investigating TCR-T cells against germline antigens or are utilizing tumor infiltrating lymphocytes. Some are pursuing CAR-T cells for solid tumors. In contrast, we are focused on developing TCR-T cell products against neoantigens arising from somatic mutations in solid tumors.

Companies in the T-cell therapy segment that we believe to have target discovery platforms like ours include Adaptive Biotechnologies, Affini-T Therapeutics, Enara Bio, Immatics, Neogene Therapeutics (a member of the AstraZeneca group), PACT Pharma, T-knife Therapeutics, TScan Therapeutics and 3T Biosciences. Several companies, including Advaxis, Amgen, BioNTech, Geneos Therapeutics and Gritstone, are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics and several companies developing CRISPR technology, including Captain T Cell and Crispr Therapeutics.

Several companies are pursuing the development of allogeneic CAR-T therapies, including Allogene Therapeutics, Atara Biotherapeutics and Precision Biosciences, which may compete with our product candidates. We also face competition from companies developing therapies using cells other than T cells, such as Athenex, Fate Therapeutics, ImmunityBio, IN8bio, Nkarta Therapeutics and Takeda Pharmaceutical. Other competitors are developing T cells with cytokines, such as Fate Therapeutics and Obsidian Therapeutics. Finally, we also face competition from non-cellular treatments offered by other companies, such as Amgen, AstraZeneca, Bristol-Myers Squibb, Immatics, Immunocore, Incyte, Merck, Mirati and Roche. Additionally, our ability to find partnerships relating to our IL-12 and CAR-T programs may be impacted by substantial competition from these and other biopharmaceutical companies.

Even if we obtain regulatory approval of potential TCR products, we may not be the first to market and that may affect the price or demand for our potential products. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication, or fewer side effects, than our potential products or may offer comparable performance at a lower cost. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our potential products, thereby reducing or eliminating our commercial opportunity. We may not be able to implement our business plan if the acceptance of our potential products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our potential products, or if physicians switch to other new drug or biologic products or choose to reserve our potential products. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our potential products, that may prevent us from obtaining approval from the FDA for such potential products for the same indication for seven years, except in limited circumstances. If our potential products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

We are dependent on patents, know-how and proprietary technology that are licensed from others, particularly MD Anderson, PGEN and the NCI, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

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
•
whether we are complying with our diligence and payment obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License, the License Agreement with PGEN and the Patent License with the NCI;
•
whether or not our partners are complying with all of their obligations to support our programs under licenses and research and development agreements; and
•
the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson, PGEN and the NCI, on acceptable terms, we may be unable to successfully develop and commercialize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

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

Under the Patent License, we received an exclusive, worldwide license to certain intellectual property and patents from NCI for TCRs we can introduce into T cells using transposon-based genetic engineering. These T cells may be used in our TCR-T Library Phase 1/2 Trial or in subsequent clinical trials, if initiated. The term of the Patent License shall expire with the last of the licensed patents. The NCI could terminate or modify the Patent License if it believes we have materially breached the Patent License, including by failing to meet the defined milestones by the required dates, and have not cured such breach within 90 days of receiving notice of such alleged breach. The NCI may also terminate the Patent License immediately upon our receipt of written notice of certain insolvency events. The Patent License is also subject to certain public use requirements wherein the NCI could require us to sublicense certain product candidates or terminate or modify the Patent License if we do not meet these public use requirements. The Patent License could also be terminated by the NCI if we are unable to pay the required benchmark payments or the annual minimum royalty payments.

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

The CRADA expired by its terms on January 9, 2022. In March 2022, we entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, we entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, we agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023.

We may not be able to commercialize any products, generate significant revenues, or attain profitability.

To date, none of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. Unless and until we receive approval from the FDA and/or other foreign regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Even if we obtain regulatory approval for one or more of our product candidates, if we are unable to successfully commercialize our products, we may not be able to generate sufficient revenues to achieve or maintain profitability or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

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

We may be unable to find appropriate partners to continue the development of the product candidates we de-prioritized in 2021, which may prevent us from ever deriving meaningful revenue from them.

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

We have also mutually agreed with TriArm Therapeutics Ltd., or TriArm, to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity is in the process of being dissolved.

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

In addition, our preclinical studies and our ongoing TCR-T Library Phase 1/2 Trial at MD Anderson have been, and may continue to be, affected by the COVID-19 pandemic. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, have been, and may continue to be, delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, if we are unable to successfully recruit and retain patients, principal investigators, and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state, our clinical trial operations could be adversely impacted.

RISKS RELATED TO THE CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We have experienced, and may continue to experience, difficulties in patient enrollment in our ongoing TCR-T Library Phase 1/2 Trial and any future clinical trials, for a variety of reasons, including impacts that have resulted or may result from the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

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
•
Patient insurance approvals of trial participation; and
•
The risk that patients enrolled in clinical trials will drop out of the clinical trials before the manufacturing and infusion of our product candidates or clinical trial completion.

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some of our potential patients may instead opt to enroll in a clinical trial being conducted by one of our competitors. In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because our clinical trial is in, and our future clinical trials may be in, patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial, which would require additional patient enrollment.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. The process of obtaining regulatory approval is expensive and often takes many years following the commencement of clinical trials. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Regulatory approval is never guaranteed.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we obtain regulatory approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request and may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS.

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

Our product candidates are in various stages of development and require extensive clinical testing. Our most advanced product candidates are in our TCR-T Library Phase 1/2 Trial, which is currently enrolling and dosing patients. Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. Notwithstanding our current clinical trial plans for each of our existing product candidates, which we estimate will take several years to complete, we may not be able to commence additional trials or see results from these trials within our anticipated timelines. Failure can occur at any stage of a clinical trial, and we can encounter problems that cause us to delay the start of, abandon or repeat clinical trials. Some factors which may lead to a delay in the commencement or completion of our clinical trials include: requests for additional nonclinical data from regulators, unforeseen safety issues, dosing issues, lack of effectiveness during clinical trials, difficulty recruiting or monitoring patients, or difficulty manufacturing clinical products, among other factors.

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

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events, including potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates. The FDA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. If a serious adverse event were to occur in our TCR-T Library Phase 1/2 Trial, the FDA may place a hold on the clinical trial.

The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the institutions that collaborate with us, as toxicities resulting from our novel technologies may not be normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand their side effect profiles, both for our planned clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death. Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our product candidates, a number of potentially significant negative consequences could result, including:

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

Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates, including DNA plasmids, which are used as the vector to insert our TCRs into human T cells. Some of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with some of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For some of these reagents, equipment, infrastructure and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, or source product on commercially reasonable terms, which could be due to, among other things, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, supply chain issues or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our ability to conduct clinical trials, which could significantly harm our business.

In addition, some of the reagents and products used by us may be stored at a single vendor. The loss of materials located at a single vendor, or the failure of such a vendor to manufacture clinical product in accordance with our specifications, would impact our ability to conduct ongoing or planned clinical trials and continue the development of our products. Further, manufacturing replacement material may be expensive and require a significant amount of time, which may further impact our clinical programs.

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

We have limited experience in biopharmaceutical manufacturing. In 2021, we began manufacturing our product candidates at our in-house current good manufacturing practices, or cGMP, manufacturing facility at our leased headquarters in Houston, Texas. Our ability to manufacture our product candidates depends on our finding and retaining personnel with the appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to find or retain these individuals, we may need to train additional personnel to fill the needed roles or engage with external contractors. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.

Specifically, the operation of a cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals who have successful previous experience in cleanroom environments. Cell therapy facilities, like other biological agent manufacturing facilities, require appropriate commissioning and validation activities to demonstrate that they operate as designed. Additionally, each manufacturing process must be proven through the performance of process validation runs to guarantee that the facility, personnel, equipment, and process work as designed. Although we have developed our own manufacturing processes using an in-house team, there is timing risk associated with increased in-house product manufacture.

The manufacture of our product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in our manufacturing facilities, the manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. It is possible that stability or other issues relating to the manufacture of our product candidates could occur in the future. We recently amended our clinical trial IND to use cryopreservation-based storage of clinical products. This process is new and we may experience manufacturing failures or difficulties producing sufficient quantities of our clinical products as a result of this change.

Our product candidates currently are, and will continue to be, manufactured on a patient-by-patient basis. Delays in manufacturing could adversely impact the treatment of each patient and may discourage participation in our current or future clinical trials. We have not yet manufactured our clinical trial product candidates on a large scale and may not be able to achieve large scale clinical trial or commercial manufacturing and processing on our own to satisfy expected clinical trial or commercial demands for any of our product candidates. While we believe that our current manufacturing and processing approaches are appropriate to support our early-stage clinical product development, we have limited experience in managing the T cell engineering process, and our processes may be more difficult or more expensive than anticipated. The manufacturing processes employed by us may not result in product candidates that will be safe and effective. If we are unable to manufacture sufficient number of TCR-T cells for our product candidates, our development efforts would be delayed, which would adversely affect our business and prospects.

Our manufacturing operations are subject to review and oversight by the FDA. We are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations. Our license to manufacture product candidates is subject to continued regulatory review.

We do not yet have sufficient information to reliably estimate the cost of commercial manufacturing and processing of our product candidates. The actual cost to manufacture and process our product candidates at commercial scale could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

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

During our development of the manufacturing process, our TCR-T cell product candidates have demonstrated consistency from lot to lot and from donor to donor. However, our sample size is small and the starting material used during our preclinical development work came from healthy donors. As we work with white blood cells taken from our patient population, we may encounter unforeseen difficulties due to starting with material from donors who are not healthy, including challenges inherent in harvesting white blood cells from unhealthy patients.

Although we believe our current manufacturing process is scalable for our clinical development and commercialization, if any of our product candidates are approved or commercialized, we may encounter challenges in validating our process due to the heterogeneity of the product starting material. However, we anticipate that during the early phases of our clinical trials we will be able to adapt our process to account for these differences, resulting in a more robust process. We cannot guarantee that any other issues relating to the heterogeneity of the starting material will not impact our ability to commercially manufacturing our product candidates.

The gene transfer vectors from our Sleeping Beauty system used to manufacture our product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T cells are manufactured using our Sleeping Beauty system, a non-viral vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then primarily integrated at thymine-adenine, or TA, dinucleotide sites throughout the patient’s genome and, once expressed as protein, is transported to the surface of the patient’s T cells. Because the gene transfer vector modifies the genetic information of the T cell, there is a theoretical risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral vectors to insert genetic information into T cells, which we believe have a lower risk of insertional oncogenesis as opposed to viral vectors. However, the risk of insertional oncogenesis remains a concern for gene therapy, and we cannot assure you that it will not occur in any of our ongoing or planned clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Although we use non-viral vectors, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur from our non-viral vector, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

We may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate, and will require substantial resources for research, development and testing. We cannot predict whether our research, development and clinical approaches will result in products that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the approval process and may require us to conduct additional preclinical studies and clinical trials or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

We currently have no marketing, sales or distribution capabilities. If and when we become reasonably certain that we will be able to commercialize our current or future product candidates, we anticipate allocating resources to the marketing, sales and distribution of our proposed products in North America and in certain other geographies; however, we cannot assure that we will be able to market, sell, and distribute our products successfully. Our future success also may depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities and to encourage the collaborator’s strategic interest in the product candidates under development, and such collaborator’s ability to successfully market and sell any such products. Although we intend to pursue certain collaborative arrangements regarding the sale and marketing of certain of our product candidates, there are no assurances that we will be able to establish or maintain collaborative arrangements or, if we are able to do so, whether we would be able to conduct our own sales efforts. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product candidates in the United States or overseas.

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

Even if the FDA and/or foreign equivalents thereof approve our product candidates, physicians and patients may not accept and use them. The use of engineered T cells as potential cancer treatments is a relatively recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Acceptance and use of our products will depend upon a number of factors, including:

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that would require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that approval will be obtained. If we are unable to obtain coverage of and adequate payment levels for our product candidates, if approved, from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer our products and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success.

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

Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second line or first line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second line or first line therapy.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the ACA, which included measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, promoted a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program and imposed a number of substantial new compliance provisions related to pharmaceutical companies’ interactions with healthcare practitioners. The ACA also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research and a new Center for Medicare & Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Act. Further, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the IRA into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

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

The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, currently set at 100% of a drug's average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. Further, in July 2021, the Biden Administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Individual states in the United States also have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
Requirements under the Physician Payments Sunshine Act to report annually to CMS certain financial arrangements with prescribers and teaching hospitals, as defined in the ACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, and physicians, as defined by such law and reporting any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year; and
•
State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including any consulting agreements with physicians who may receive stock or stock options as compensation for their services, could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has further strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

To the extent that any of our product candidates is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations.

Efforts to ensure that our business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in United States federal or state health care programs, such as Medicare and Medicaid, disgorgement, imprisonment, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

In the ordinary course of our business, we, our CROs and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson and the NCI, as well as with respect to the PGEN technology, including Sleeping Beauty. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, PGEN and us, and MD Anderson has the right to control the preparation, filing and prosecution of such patent applications unless the parties agree that we or PGEN instead may control such activities. Although under the MD Anderson License MD Anderson has agreed to review and incorporate any reasonable comments that we or PGEN may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or implemented. Under the Patent License with the NCI for certain TCRs, the NCI is responsible for the preparation, filing, prosecution and maintenance of patent applications and patents licensed to us. Although under the Patent License the NCI is required to consult with us in the preparation, filing, prosecution and maintenance of all its patent applications and patents licensed to us, we cannot guarantee that our comments will be solicited or implemented. Under our License Agreement with PGEN, PGEN has the right, but not the obligation, to prepare, file, prosecute and maintain the patents and patent applications licensed to us and shall bear all related costs incurred by it in regard to those actions. PGEN is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the License Agreement PGEN has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson, the NCI or PGEN, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, the NCI and PGEN will file additional patent applications both in the United States and in other jurisdictions. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ patent portfolio:

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

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, or filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents, if any, that we may be able to obtain. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases at all, and because publications of discoveries in the scientific literature lag behind actual discoveries per se, neither we nor our licensors can be certain that others have not filed patent applications for technology used by us or covered by our pending patent applications. We cannot know with certainty whether we were the first to make and file for the inventions claimed in our owned patent portfolio, or whether our licensors were the first to make and file for the inventions claimed in our in-licensed patent portfolio. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. In addition, our own earlier filed patents and applications or those of MD Anderson, the NCI or PGEN may limit the scope of later patents we obtain, if any. If third parties file or have filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection, or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, and to maintain our competitive position, we rely on trade secret protection and confidentiality agreements. To this end, it is our general policy to require our employees, consultants, advisors and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how, confidential information or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. Moreover, we may not be able to obtain adequate remedies for any breaches of these agreements. Our trade secrets or other confidential information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets or other confidential information were to be lawfully obtained or independently developed by competitors, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

In order to protect or enforce patent rights, we may initiate patent infringement litigation against third parties. Similarly, we may be sued by others for patent infringement. We also may become subject to pre- and post-grant proceedings conducted in the USPTO, including interferences, derivations, post-grant review, inter partes review, or reexamination. In other jurisdictions, our patent estate may be subject to pre- and post-grant opposition, nullity, revocation proceedings and the like. Asserting and defending against intellectual property actions are costly and divert technical and management personnel away from their normal responsibilities.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties directed to compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from MD Anderson, the NCI and PGEN is early-stage technology, and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any third-party patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims have merit.

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

Annuities and other similar fees must be paid to the respective patent authority to maintain patents (or patents and patent applications) in most jurisdictions worldwide. Further, patent authorities in jurisdictions worldwide require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to submit documents with the necessary formal requirements, such as notarization and legalization. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have in-licensed patents and patent applications under the MD Anderson License, the Patent License, and the License Agreement. Under these agreements, we are subject to a range of obligations pertaining to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, and insurance.

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

In addition, the licensing or acquisition of third-party intellectual property rights is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
•
Other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics or responses to these events; and

•
Changes in accounting principles.

In addition, the stock market in general and our stock in particular from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Public debt and equity markets, and in particular the Nasdaq Global Select Market, have experienced extreme price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many biopharmaceutical companies.

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

Public statements made by third parties such as trial participants and clinical investigators about our current or future clinical trials without our consent may adversely impact our stock price. We may not be aware of these third-party statements when made, may not be able to respond to these third-party statements and may not be able to defend our business or the public’s legitimate interests due to restrictions on what we may say about our product candidates, which may cause the price of our stock to fluctuate. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Global Select Market or if we are unable to transfer our listing to another stock market. On January 4, 2023, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, for continued listing on the Nasdaq Global Select Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until July 3, 2023, or the Compliance Date, to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, Nasdaq will provide us written notification that we have regained compliance with the Bid Price Requirement, unless Nasdaq exercises its discretion to extend this ten-day period.

During this 180-day period, we anticipate reviewing our options to regain compliance with the Minimum Bid Price Rule, including conducting a reverse stock split. On March 2, 2023, the closing price of our common stock was $0.57 per share. If we are unable to continue to meet the requirements for listing on the Nasdaq Global Select Market we may apply to Nasdaq to list our common stock on the Nasdaq Capital Market, which may also provide us up to an additional 180 days to regain compliance with the Minimum Bid Price Rule. Nasdaq would have to accept our application to list on the Nasdaq Capital Market and we would need to show our compliance with the other listing standards and provide Nasdaq written notice of our intention to cure the Bid Price deficiency. Should Nasdaq determine that we are not eligible to list on the Nasdaq Capital Market or we elect not to submit an application to transfer to the Nasdaq Capital Market, we will receive written notice that our common stock will be delisted, at which point we will have the opportunity to appeal that decision. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if our common stock is delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the amended and restated certificate of incorporation or our bylaws; (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

As of December 31, 2022, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under our 2020 Equity Incentive Plan. As of December 31, 2022, under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan, 10,408,622 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $1.84 per share.

Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of December 31, 2022, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 33.2% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million as of the last business day of our most recently completed second quarter if our annual revenues are $100 million or more as of our most recently completed fiscal year, or until our public float exceeds $700 million as of the last business day of our most recently completed second quarter if our annual revenues are less than $100 million as of our most recently completed fiscal year.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 8030 El Rio Street, Houston, Texas 77054. Our Houston offices are leased pursuant to the 2019 Lease and the 2020 Lease, as described below, and comprise a total of approximately 17,265 square feet. In December 2021, we made the decision to close our former corporate office in Boston, Massachusetts. We are still party to the Boston lease and have subleased a portion of the space. We continue to seek an acceptable sublessee of the remaining portion of the Boston lease to become a subtenant and/or assume our obligations under the lease.

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

In December 2020, we entered into a second agreement with MD Anderson to lease additional space on MD Anderson’s campus, or, as amended, the 2020 Lease. The 2020 Lease expires in April 2028 and may be extended for one additional five-year term at our election. In April 2022, we modified the 2020 Lease, which reduced our leased space from 18,111 square feet to 3,228 square feet. See Note 8 to the accompanying financial statements, Leases, for further details.

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

Record Holders

As of February 15, 2023, we had approximately 240 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

We did not sell or issue any equity securities during the three months ended December 31, 2022 that were not registered under the Securities Act.

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

Overview

We are a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We are leveraging our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with MD Anderson, we are currently enrolling and treating patients for a Phase 1/2 clinical trial evaluating 12 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial.

As of December 31, 2022, we had approximately $53.0 million of cash, cash equivalents and restricted cash. Our restricted cash of $13.9 million relates to the Amended Loan and Security Agreement. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the fourth quarter of 2023, and we have no committed sources of additional capital at this time. See “Liquidity and Capital Resources.”

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2022, we had a net loss of $37.7 million, and through December 31, 2022, we have incurred approximately $880.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

•
continue to undertake clinical trials for product candidates;
•
seek regulatory approvals for product candidates;
•
work with regulatory authorities to identify and address program-related inquiries;
•
implement additional internal systems and infrastructure;
•
hire additional personnel; and
•
scale up and scale out the manufacturing of our product candidates.

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

2022 Developments

In the fourth quarter of 2022, we submitted an IND amendment to the FDA to add two new TCRs to our clinical trial targeting frequent mutations and HLAs, with the potential to double the addressable market of our TCR-T Library Phase 1/2 Trial. The addition of these new TCRs highlights our strategy to add both more HLAs to existing mutations (KRAS-G12V and HLA-DRB1*07:01) and new mutations within our targeted gene families (TP53-R273C and HLA-DPB1*04:02). In 2023, we expect to further expand our library with exclusively owned TCRs targeting recurrent hotspot mutations in KRAS, TP53 and EGFR to include 15 TCRs.

We continue to actively enroll patients in our TCR-T Library Phase 1/2 Trial targeting KRAS, TP53 and EGFR hotspot mutations across six solid tumor indications. In September 2022, we announced the first objective clinical response from a TCR-T cell therapy using non-viral Sleeping Beauty targeting solid tumors. We successfully dosed the third patient in the trial in December 2022 and expect to enroll multiple patients in the first half of 2023. The fourth quarter IND amendment also combined our treatment and screening protocols, streamlining enrollment and potentially making it easier for both patients and physicians. The amended IND also eliminated the requirement for retesting of the tumor mutation if six months had passed between screening and treatment. We anticipate providing an interim clinical data update in 2023 as we work toward advancing the TCR-T Library Phase 1/2 Trial into Phase 2 and we expect to be Phase 2 ready by the end of 2023.

We continue to execute on our multi-pronged strategy to expand manufacturing capacity and efficiency. We doubled our manufacturing capacity in 2022 allowing for production of two products simultaneously. We also filed an IND amendment to move from fresh to cryopreserved product and expect to begin implementing this change in the first half of 2023. The use of cryopreserved cell products is expected to reduce manufacturing process time from 30 days to 26 days, a 13% decrease, while increasing flexibility for patient scheduling and treatment. We have ongoing initiatives to optimize the process and further reduce the manufacturing time.

We are advancing our TCR-T cell therapy program towards an IND filing anticipated in the second half of 2023. We believe mbIL-15 has the potential to increase the survival of TCR-T cells in the harsh tumor microenvironment and deepen clinical responses. In addition, we continue to conduct translational assessments of treated patients to guide next generation TCR-T therapy approaches including potential combination and multiplexed TCR-T cell therapies.

Financial Overview

Collaboration Revenue

We recognize research and development funding revenue over the estimated period of performance. To date we have not generated product revenue. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenue.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities, reagents and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to contract research organizations in conjunction with clinical trials, fees paid to contract research organizations in conjunction with costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our programs in a timely manner or our failure to enter into appropriate collaborative agreements could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our product development strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

Results of Operations for the Fiscal Years ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Collaboration revenue	$2,922	$398
Operating expenses:
Research and development	25,018	49,643
General and administrative	13,142	27,564
Gain on lease modification	(133)	—
Property and equipment and right-of-use assets impairment	—	740
Total operating expenses	38,027	77,947
Loss from operations	(35,105)	(77,549)
Other income (expense):
Interest expense	(3,154)	(1,189)
Other income (expense), net	529	(13)
Other income (expense), net	(2,625)	(1,202)
Net loss	$(37,730)	$(78,751)

Collaboration Revenue

Collaboration revenue during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
($ in thousands)
Collaboration revenue	$2,922	$398	$2,524	634%

Collaboration revenue during the year ended December 31, 2022 was $2.9 million compared to $0.4 during the year ended December 31, 2021. The increase was primarily due to $2.9 million we recognized under our license and collaboration agreement with Solasia Pharma K.K upon achievement of a milestone.

Research and Development Expenses

Research and development expenses during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
($ in thousands)
Research and development expenses	$25,018	$49,643	$(24,625)	(50)%

Research and development expenses for the year ended December 31, 2022 decreased by $24.6 million when compared to the year ended December 31, 2021 primarily due to a decrease in program-related costs of $9.7 million, mainly related to the winding down of our IL-12 and CAR-T programs, a $15.5 million decrease in employee-related expenses due to our reduced headcount, a $1.4 million decrease in consulting expenses due to our reduced use of outside service providers and a $0.5 million decrease in facilities and other expenses following the reduction of our real estate footprint in 2022. These decreases were partially offset by a one-time $2.5 million expense to MD Anderson under the terms of our License Agreement resulting from Solasia's achievement of a milestone.

Our strategic restructuring event during the year ended December 31, 2021 resulted in the termination of approximately 60 full-time employees, which led to the decrease in employee-related expenses. We currently do not anticipate similar events in the future.

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
($ in thousands)
General and administrative expenses	$13,142	$27,564	$(14,422)	(52)%

General and administrative expenses for the year ended December 31, 2022 decreased by $14.4 million as compared to the year ended December 31, 2021, primarily due to a $12.4 million decrease in employee-related expenses as a result of our reduced headcount, a $1.7 million decrease in consulting expenses due to lower legal costs and reduced use of consultants and a $0.3 million decrease in facilities and other expenses following the reduction of our real estate footprint in 2022.

Our strategic restructuring event during the year ended December 31, 2021 resulted in the termination of approximately 60 full-time employees, which led to the decrease in employee-related expenses. We currently do not anticipate similar events in the future.

Gain on lease modification

Gain on lease modifications during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021	Change
($ in thousands)
Gain on lease modification	$(133)	$—	$(133)	100%

Gain on lease modification during the year ended December 31, 2022 was $0.1 million as compared to $0 during the year ended December 31, 2021. As a result of a real estate lease modification during the second quarter of 2022, the associated lease liability and right-of-use asset were remeasured based on the revised lease payments, resulting in a gain of $0.1 million.

Impairments

Impairments during the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021	Change
($ in thousands)
Property and equipment and right-of-use assets impairment	$—	$740	$(740)	100%

There were no impairments during the year ended December 31, 2022, compared to $0.7 during the year ended December 31, 2021. Due to a change in the intended use of our Boston office, an impairment charge of $0.6 million to the right-of-use asset and $0.1 million to leasehold improvements and other assets associated with the office was recognized during the year ended December 31, 2021.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021	Change
($ in thousands)
Interest expense	$(3,154)	$(1,189)	$(1,965)	165%
Other income (expense), net	529	(13)	542	(4169)%
Total	$(2,625)	$(1,202)	$(1,423)	118%

Total other income (expense), net for the year ended December 31, 2022 increased by $1.4 million as compared to the year ended December 31, 2021 due to additional interest expense associated with our Amended Loan and Security Agreement, as defined below, of $2.0 million, partially offset by increased interest income of $0.5 million recognized during the year ended December 31, 2022 as a result of higher interest rates earned on our cash balances.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through December 31, 2022, we have received an aggregate of $729.1 million from issuances of equity and $25.0 million from our Amended Loan and Security Agreement.

We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the fourth quarter of 2023. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

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

2022 Public Offering

On November 29, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Cantor Fitzgerald & Co., or the Underwriter, as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 24,228,719 shares of our common stock, or the Firm Shares, to the Underwriter at a price of $0.6191 per share.

Our net proceeds from the Offering were $14.7 million (before accounting for the partial exercise of the Underwriter's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by us.

Under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 3,634,307 shares of common stock, or, together with the Firm Shares, the Shares, at the same price per share as the Firm Shares. On January 5, 2023, the Underwriter partially exercised its option to purchase 216,294 shares of common stock.

All of the Shares sold in the Offering were sold by us.

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the year ended December 31, 2022, there were no sales of our common stock under the Equity Distribution Agreement. In connection with entering into the Equity Distribution Agreement, we concurrently terminated, effective August 12, 2022, the Open Market Sale Agreement, dated June 21, 2019, governing our former “at the market offering” program.

2021 Loan and Security Agreement

On August 6, 2021, we entered into the Loan and Security Agreement. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. Effective December 28, 2021, we entered into the Amended Loan and Security Agreement, or the Amended Loan and Security Agreement.

Under the terms of the Amended Loan and Security Agreement, the SVB Facility was modified to eliminate the additional tranche, which remained unfunded, leaving only the initial $25.0 million as the full amount available under the SVB Facility. The SVB Facility bears interest at a floating rate per annum on the outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. The Amended Loan and Security Agreement provided for an interest-only period through August 31, 2022. Commencing on September 1, 2022, aggregate outstanding borrowings became repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

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

As a result of not achieving certain milestones specified in the Amended Loan and Security Agreement on or prior to August 31, 2022, we were required to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility. As of December 31, 2022, we have collateralized $13.9 million, which is classified as restricted cash on our Balance Sheet. So long as no event of default has occurred and subject to certain other terms related to the remaining outstanding balance under the SVB Facility being satisfied, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of our properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

In connection with our entry into the Loan and Security Agreement, we issued to SVB warrants to purchase (i) up to 432,844 shares of our common stock, in the aggregate, and (ii) up to an additional 432,842 shares of Common Stock, in the aggregate, in the event we achieved certain clinical milestones, in each case at an exercise price per share of $2.22. In connection with our entry into the Amended Loan and Security Agreement, we amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of our common stock, in the aggregate, at an exercise price per share of $1.16, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

Cash Flows

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
($ in thousands)
Net cash provided by (used in):
Operating activities	$(29,232)	$(61,468)
Investing activities	(193)	(3,323)
Financing activities	6,367	25,776
Net decrease in cash and cash equivalents	$(23,058)	$(39,015)

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

Net cash used in operating activities for the year ended December 31, 2022 was $29.2 million, as compared to $61.5 million for the year ended December 31, 2021. The decrease was primarily related to the reduction of our net loss by $41.1 million, partially offset by the extent of non-cash adjustments and working capital impacts.

The net cash used in operating activities for the year ended December 31, 2022 was primarily a result of our net loss of $37.7 million, adjusted for $9.6 million of non-cash items such as depreciation, stock-based compensation and a decrease in the carrying amount of right-of-use assets, a decrease in accounts receivable of $1.1 million and a decrease in prepaid expenses and other assets of $1.0 million, offset by a decrease in accrued expenses of $0.7 million and a decrease in lease liabilities of $2.5 million. The net cash used in operating activities for the year ended December 31, 2021 was primarily a result of our net loss of $78.8 million, adjusted for $14.5 million of non-cash items such as depreciation and stock-based compensation and a decrease in accrued expenses of $10.5 million, offset by a decrease in receivables of $3.6 million, a decrease in prepaid expenses and other assets of $9.4 million and an increase in accounts payable of $0.3 million.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2022 as compared to $3.3 million for the year ended December 31, 2021. The decrease in net cash used in investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily a result of the decision to use available cash to expand our internal cell therapy capabilities in our Houston, Texas facilities during the first half of 2021.

Net cash provided by financing activities was $6.4 million for the year ended December 31, 2022 compared to $25.8 million for the year ended December 31, 2021. The $6.4 million provided by financing activities during the year ended December 31, 2022 related primarily to $14.7 million in net proceeds from the issuance of common stock (before accounting for the partial exercise of the Underwriter's option), offset by $8.3 million of repayments of long-term debt. Net cash provided by financing activities was $25.8 million for the year ended December 31, 2021, related primarily to proceeds from our $25.0 million SVB Facility and the proceeds from the exercise of stock options equal to $1.0 million.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of December 31, 2022, our accumulated deficit was approximately $880.6 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

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

As of December 31, 2022, we had approximately $53.0 million of cash, cash equivalents and restricted cash. Our restricted cash of $13.9 million relates to the Amended Loan and Security Agreement. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the fourth quarter of 2023. In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Working capital, which excludes restricted cash, as of December 31, 2022 was $15.7 million, consisting of $39.9 million in current assets and $24.2 million in current liabilities. Working capital as of December 31, 2021 was $62.8 million, consisting of $78.8 million in current assets and $16.0 million in current liabilities.

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

In April 2022, we modified our real estate lease agreement executed on December 15, 2020 with MD Anderson. The modification reduced our leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments.

In June 2022, we executed an agreement to sub-sublease 4,772 square feet of our subleased office space in Boston. The term of the sub-sublease is from July 1, 2022 to June 30, 2025 and provides the sub-subtenant with an option to extend through to July 31, 2026. For the year ended December 31, 2022, we recognized $0.1 million in lease income, which is classified within other income (expense), net in the Statement of Operations.

Royalty and License Fees

On May 28, 2019, we entered into the Patent License with the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the year ended December 31, 2022, we recognized $0.3 million in royalty payments under the Patent License, and we recognized $0.3 million in royalty payments for the year ended December 31, 2021. As of December 31, 2022, we have paid a total of $0.5 million in minimum annual royalty payments under the Patent License.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of our TCR-T Library Phase 1/2 Trial. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. Payments of $0.1 million were made during the year ended December 31, 2022, and no payments were made during the year ended December 31, 2021.

On October 5, 2018, we entered into the License Agreement with PGEN. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the agreement and we have also agreed to reimburse certain historical costs of PGEN up to $1.0 million. For the years ended December 31, 2022 and 2021, we have made licensing fee payments in accordance with the terms of the agreement.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the year ended December 31, 2022, the Company recorded $2.9 million of collaboration revenue under the Solasia License and Collaboration Agreement primarily related to Solasia's achievement of certain sales-based milestones in Japan, compared to $0.4 million during the year ended December 31, 2021.

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

Revenue Recognition from Collaboration Agreements

We primarily generate revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, we recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which replaced ASC 605, Multiple Element Arrangements, as used in historical years. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

The terms of our arrangements with customers typically include the payment of one or more of the following: (i) non-refundable, up-front payment, (ii) development, regulatory and commercial milestone payments, (iii) future options and (iv) royalties on net sales of licensed products. Accordingly, the transaction price is generally comprised of a fixed fee due at contract inception and variable consideration in the form of milestone payments due upon the achievement of specified events and tiered royalties earned when customers recognize net sales of licensed products. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize the most likely amount method to estimate the amount of variable consideration, to predict the amount of consideration to which we will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the control of us or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, we reevaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, we recognize revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Stock-based compensation expense is based on the number of awards ultimately expected to vest and is reduced for forfeitures as they occur. Consistent with prior years, the Company uses the Black-Scholes option pricing model, which requires estimates of the expected term option holders will retain their options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value share-based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Our assumptions are estimated as follows:

•
the fair market value of our common stock is considered the quoted market price on Nasdaq;
•
the expected volatility is based on the historical stock volatility of our common stock over a sufficient period of time equal to the expected term of the option;
•
the expected term represents the period that our stock options are expected to be outstanding;
•
the risk-free interest rate is based on the yields of U.S. Treasury securities with maturities commensurate with the expected term of the award; and
•
we have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

Income Taxes

In preparing our financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which, prior to the consideration for the need for a valuation allowance, are included on our Balance Sheet. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on an annual basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position; and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

For a discussion of new accounting standards, please read Note 3 to the accompanying financial statements, Summary of Significant Accounting Principles included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this Item 7A.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-26 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and our principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2022, our disclosure controls and procedures were effective as described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and our principal accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer and our principal accounting officer, we assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2022, based on the criteria discussed above.

Inherent Limitations on Internal Controls

Our management, including our principal executive officer and principal financial officer, and our principal accounting officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.6

Form of Warrant to Purchase Shares of Common Stock issued to SVB and certain of its Affiliates, dated December 28, 2021 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

4.7

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

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

10.38#

Third Amendment to Patent License Agreement, dated as of April 16, 2021, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.39#

Fourth Amendment to Patent License Agreement, dated as of May 4, 2021, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.40#

Fifth Amendment to Patent License Agreement, dated as of August 13, 2021, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

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

10.44

Third Amendment to the Cooperative Research and Development Agreement, dated March 15, 2022, by and among the National Cancer Institute and the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.45

Fourth Amendment to the Cooperative Research and Development Agreement, dated June 24, 2022, by and between the National Cancer Institute and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 15, 2022).

10.46

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

10.51

Agreement dated February 4, 2021, by and among the Registrant, WaterMill Asset Management Corp. and Robert W. Postma (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 5, 2021).

10.52

Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated August 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 8, 2021).

10.53

First Amendment to the Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated December 28, 2021 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.54

Equity Distribution Agreement, dated August 12, 2022, by and between Piper Sandler & Co. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 15, 2022).

10.55

Underwriting Agreement, dated as of November 29, 2022, by and between Cantor Fitzgerald & Co. and the Registrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed November 30, 2022).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.

#	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

Date: March 7, 2023	By:	/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: March 7, 2023	By:	/s/ Michael Wong
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

Signature	Title	Date
/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 7, 2023
/s/ Michael Wong
Michael Wong	Vice President, Finance (Principal Accounting Officer)	March 7, 2023
/s/ Christopher Bowden
Christopher Bowden	Director	March 7, 2023
/s/ James Huang
James Huang	Director	March 7, 2023
/s/ Robert W. Postma
Robert W. Postma	Director	March 7, 2023
/s/ Mary Thistle
Mary Thistle	Director	March 7, 2023
/s/ Jaime Vieser
Jaime Vieser	Director	March 7, 2023
/s/ Holger Weis
Holger Weis	Director	March 7, 2023

Alaunos Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alaunos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alaunos Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses since its inception and will be required to raise additional capital to fund operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accruals for Clinical Trials and Other Research and Development Expenses

As discussed in Note 3 to the financial statements, the Company accrues costs for clinical trials and other research and development expenses based on estimates of costs incurred through the balance sheet date that have not been invoiced by the clinical research organizations, clinical study sites, consultants, or other vendors. This process involves reviewing open contracts and purchase orders, communicating with vendors and internal personnel to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The Company's accrual for clinical trial and preclinical study expenses totaled $2.4 million at December 31, 2022 as disclosed in Note 6.

We identified the accruals for clinical trials and other research and development expenses to be a critical audit matter because auditing the Company’s accruals is complex as the information necessary to make an estimate is accumulated from multiple sources and there may be delays in invoicing from clinical study sites and other vendors, or payments may depend on factors such as the completion of clinical trial milestones. Additionally, in certain circumstances, it requires judgment, as the timing and pattern of vendor invoicing may not correspond to the level of services provided.

How We Addressed the Matter in our Audit

Our audit procedures to test the accruals for clinical trial and preclinical studies expenses included, among others:

•
We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the reasonableness of assumptions used by management.
•
We inspected certain contracts with third parties and related information received by the Company to test proper recording of costs incurred to date.

•
We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel, specifically those who oversee the projects, and confirmations with the third parties.
•
We performed analytical procedures over fluctuations in accruals on a department level throughout the year.
•
We tested subsequent invoices received from third parties and cash disbursements to assess completeness of recorded accruals.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Boston, Massachusetts

March 7, 2023

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$39,058	$76,054
Restricted cash	13,938	—
Receivables	4	1,111
Prepaid expenses and other current assets	799	1,666
Total current assets	53,799	78,831
Property and equipment, net	8,460	10,941
Right-of-use asset	2,136	4,420
Deposits	42	42
Other non-current assets	500	631
Total assets	$64,937	$94,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,389	$1,368
Long-term debt, current	16,765	7,868
Accrued expenses	5,454	6,076
Lease liability, current	558	729
Total current liabilities	24,166	16,041
Long-term debt	—	16,250
Lease liability, non-current	2,188	4,518
Other non-current liabilities	28	—
Total liabilities	$26,382	$36,809
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 420,000,000 shares authorized, 240,410,761 shares issued and outstanding at December 31, 2022 and 350,000,000 shares authorized, 216,127,443 shares issued and outstanding at December 31, 2021	240	216
Additional paid-in capital	918,942	900,693
Accumulated deficit	(880,627)	(842,852)
Total stockholders' equity	38,555	58,057
Total liabilities and stockholders' equity	$64,937	$94,865

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021

Collaboration revenue	$2,922	$398
Operating expenses:
Research and development	25,018	49,643
General and administrative	13,142	27,564
Gain on lease modification	(133)	—
Property and equipment and right-of-use assets impairment	—	740
Total operating expenses	38,027	77,947
Loss from operations	(35,105)	(77,549)
Other income (expense):
Interest expense	(3,154)	(1,189)
Other income (expense), net	529	(13)
Other income (expense), net	(2,625)	(1,202)
Net loss	$(37,730)	$(78,751)
Basic and diluted net loss per share	$(0.17)	$(0.37)
Weighted average common shares outstanding, basic and diluted	217,130,311	214,399,074

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	214,591,906	$215	$887,868	$(764,101)	$123,982
Stock-based compensation	—	—	10,774	—	10,774
Exercise of employee stock options	363,109	—	1,036	—	1,036
Common stock issuance	5,991	—	—	—	—
Restricted stock awards	1,601,224	1	(1)	—	—
Cancelled restricted common stock	(434,787)	—	—	—	—
Issuance of warrants	—	—	1,016	—	1,016
Net loss	—	—	—	(78,751)	(78,751)
Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	3,528	—	3,528
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(232,901)	—	—	—	—
Exercise of employee stock options	26,250	—	21	—	21
Repurchase of common stock	(18,750)	—	—	(45)	(45)
Issuance of common stock, net of expenses	24,228,719	24	14,700	—	14,724
Net loss	—	—	—	(37,730)	(37,730)
Balance at December 31, 2022	240,410,761	$240	$918,942	$(880,627)	$38,555

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,730)	$(78,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,759	2,597
Property and equipment and right-of-use asset impairment	—	740
Amortization of financing costs	981	383
Stock-based compensation	3,528	10,774
Decrease (increase) in the carrying amount of right-of-use assets	2,417	(352)
Gain on lease modification	(133)	—
Loss on sale of equipment	7	—
(Increase) decrease in:
Receivables	1,107	3,555
Prepaid expenses and other current assets	867	9,189
Other non-current assets	131	201
Increase (decrease) in:
Accounts payable	(25)	274
Accrued expenses	(668)	(10,512)
Lease liabilities	(2,501)	434
Other non-current liabilities	28	—
Net cash used in operating activities	(29,232)	(61,468)
Cash flows from investing activities:
Purchases of property and equipment	(216)	(3,323)
Proceeds from the sale of property and equipment	23	—
Net cash used in investing activities	(193)	(3,323)
Cash flows from financing activities:
Proceeds from long-term debt borrowing	—	25,000
Debt issuance costs	—	(260)
Proceeds from the exercise of stock options	21	1,036
Proceeds from the issuance of common stock	14,724	—
Repurchase of common stock	(45)	—
Repayment of long-term debt	(8,333)	—
Net cash provided by financing activities	6,367	25,776
Net decrease in cash, cash equivalents and restricted cash	(23,058)	(39,015)
Cash, cash equivalents and restricted cash, beginning of period	76,054	115,069
Cash, cash equivalents and restricted cash, end of period	$52,996	$76,054
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,171	$630
Amounts included in accrued expenses and accounts payable related to property and equipment	$91	$134

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

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts. In May 2021, the Company announced that it will be winding down its existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. The Company continues to seek a partner for this program.

The Company’s amended and restated certificate of incorporation authorizes it to issue 420,000,000 shares of common stock. As of December 31, 2022, there were 240,410,761 shares of common stock outstanding and an additional 33,330,964 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company follows the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2022, the Company had approximately $53.0 million of cash, cash equivalents and restricted cash. The restricted cash of $13.9 million at December 31, 2022 is related to the Company's debt agreement (refer to Note 4, Debt). The Company’s accumulated deficit at December 31, 2022 was approximately $880.6 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events, including its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given, nor are within the Company's control. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

Based on the current cash forecast and the Company's dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from the issuance date of the financial statements, and substantial doubt as to the Company's ability to continue as a going concern exists. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

2.
Financings

2021 Loan and Security Agreement

On August 6, 2021, the Company entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Silicon Valley Bank and affiliates of Silicon Valley Bank, or collectively, SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, or the Term A Tranche, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022, or the Term B Tranche.

Effective December 28, 2021, the Company, entered into a First Amendment to the Loan and Security Agreement. We refer to the Loan and Security Agreement, as so amended, as the Amended Loan and Security Agreement.

The Amended Loan and Security Agreement extended the interest-only period through August 31, 2022. Certain milestones specified in the Amended Loan and Security Agreement were not met by the Company on or prior to August 31, 2022, and therefore, the interest-only period was not extended beyond August 31, 2022. The Amended Loan and Security Agreement also eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche, or the SVB Facility. Under the Amended Loan and Security Agreement, the SVB Facility will mature on August 1, 2023.

Refer to Note 4, Debt, for further discussion of the Loan and Security Agreement and the Amended Loan and Security Agreement.

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the year ended December 31, 2022, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

2022 Public Offering

On November 29, 2022, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Cantor Fitzgerald & Co., or the Underwriter, as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 24,228,719 shares, or the Firm Shares, of the Company’s common stock to the Underwriter at a price of $0.6191 per share.

The net proceeds to the Company from the Offering were $14.7 million (before accounting for the partial exercise of the Underwriter's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 3,634,307 shares of common stock, which we refer to, together with the Firm Shares, as the Shares, at the same price per share as the Firm Shares. On January 5, 2023, the Underwriter partially exercised its option to purchase 216,294 shares of common stock.

All of the Shares sold in the Offering were sold by the Company.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company’s most significant estimates and judgments used in the preparation of the financial statements are:

•
Clinical trial expenses and other research and development expenses;
•
Collaboration agreements;
•
Fair value measurements of stock-based compensation; and
•
Income taxes.

Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this Annual Report on Form 10-K. The Company did not have any material subsequent events that impacted its financial statements or disclosures.

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

Costs, including certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction in progress and are not depreciated until such time as the subject asset is placed in service. Repairs and maintenance that do not extend the useful life of the asset are expensed as incurred. Upon sale, retirement or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the Statements of Operations.

Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset.

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Warrants

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company assesses whether warrants issued require accounting as derivatives. The Company determined that the warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 815, Derivatives and Hedging. As such, the Company has concluded the warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and 2021 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$38,058	$38,058	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75,222	$75,222	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset. There have been no changes to the valuation methods during the years ended December 31, 2022 and 2021. The Company had no financial assets or liabilities that were classified as Level 2 or Level 3 during the years ended December 31, 2022 and 2021.

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

During 2021, following the Company's strategic restructuring and further cost reduction initiatives, the Company determined that changes in the intended use of its Boston office represented an indicator of impairment, resulting in an impairment charge of $0.6 million to the right-of-use asset. In addition, the Company impaired approximately $0.1 million of leasehold improvements and various other assets associated with its decision to close the Company's Boston office. Refer to Note 8, Leases, for further details.

Revenue Recognition from Collaboration Agreements

Revenue for the year ended December 31, 2022 consisted of $2.9 million and for the year ended December 31, 2021 consisted of $0.4 million. For the years ended December 31, 2022 and 2021, the Company recognized revenue through its Collaboration Agreement with Solasia Pharma K.K. primarily due to the achievement of milestones, as further described in Note 9, Commitments and Contingencies.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company primarily generates revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Research and Development Costs

As part of the process of preparing the Company's financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company's service providers invoice the Company in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, a few require advanced payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time. Examples of estimated accrued research and development expenses include fees paid to:

•
clinical research organizations, or CROs, in connection with performing research services on its behalf and clinical trials;
•
investigative sites or other providers in connection with clinical trials;
•
vendors in connection with preclinical and clinical development activities; and
•
vendors related to product manufacturing, development, and distribution of preclinical and clinical supplies.

The Company bases its expenses related to preclinical studies and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company's vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or amount of prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low in any particular period. To date, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense (Refer to Note 12, Income Taxes).

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period. Stock-based compensation expense is based on the number of awards ultimately expected to vest and is reduced for forfeitures as they occur. Consistent with prior years, the Company uses the Black-Scholes option pricing model, which requires estimates of the expected term option holders will retain their options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company recognized the full impact of its share-based employee payment plans in the Statements of Operations for each of the years ended December 31, 2022 and 2021 and did not capitalize any such costs on the Balance Sheets. The Company recognized $3.0 million of compensation expense related to stock options for the year ended December 31, 2022 and $7.4 million of compensation expense related to stock options for the year ended December 31, 2021. The Company recognized $0.5 million of compensation expense, related to restricted stock for the year ended December 31, 2022 and $3.4 million for the year ended December 31, 2021 (refer to Note 13, Stock Option Plan). The total compensation expense relating to vesting of stock options and restricted stock awards for the year ended December 31, 2022 was $3.5 million and $10.8 million for the year ended December 31, 2021. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	868	2,598
General and administrative	2,660	8,176
Stock-based compensation expense	$3,528	$10,774

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in the year ended December 31, 2022 was approximately $0.77 per share and was approximately $2.62 per share for the year ended December 31, 2021. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in SAB No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

Year Ended December 31,
	2022	2021
Risk-free interest rate	1.63 – 4.21%	0.50 – 1.36%
Expected life in years	5.27 – 6.25	5.50 – 6.25
Expected volatility	74.49 – 88.75%	72.53 – 74.80%
Expected dividend yield	—%	—%

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

The computation of basic and diluted net loss per share consists of the following:

	Year Ended December 31,
	2022	2021
Net loss	$(37,730)	$(78,751)
Weighted-average common shares outstanding, basic and diluted	217,130,311	214,399,074
Net loss per share, basic and diluted	$(0.17)	$(0.37)

Certain shares related to some of the Company’s outstanding common stock options, unvested restricted stock and warrants have not been included in the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 as the result would be antidilutive. Such potential common shares on December 31, 2022 and 2021 consist of the following:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

	December 31,
	2022	2021
Common stock options	10,408,622	10,665,869
Inducement stock options	-	32,500
Unvested restricted stock	939,062	1,198,580
Warrants	22,922,342	22,922,342
	34,270,026	34,819,291

New Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update, or ASU, 2021-10, Government Assistance (Topic 832): Disclosures by Business entities about Government Assistance, which requires business entities to disclose information about certain government assistance that they receive. Entities must comply with the new disclosure requirements if they account for transactions with government entities under the (1) contribution model or (2) grant model by analogy. The Company adopted this standard effective January 1, 2022, with no material impact upon adoption.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, which requires lessors to classify as operating leases those leases with variable lease payments that do not depend on an index or rate if another classification (i.e. sales-type or direct financing) would result in a commencement date (‘day 1’) selling loss. The Company adopted this standard effective January 1, 2022, with no material impact upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815- 40): Warrant modifications, which clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options (e.g. warrants) that remain equity-classified after modification or exchange. The Company adopted this standard effective January 1, 2022, with no material impact upon adoption.

4. Debt

The carrying values of the Company's debt obligation were as follows:

	December 31,
($ in thousands)	2022	2021
Loan and Security Agreement	$17,395	$25,209
Unamortized discount on Loan and Security Agreement	(630)	(1,091)
Total debt	16,765	24,118
Less: long-term debt, current	(16,765)	(7,868)
Long-term debt	$—	$16,250

On August 6, 2021, the Company entered into the Loan and Security Agreement. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. On December 28, 2021, the Company entered into the Amended Loan and Security Agreement.

Under the terms of the Amended Loan and Security Agreement, the SVB Facility was modified to eliminate the additional $25.0 million tranche, which remained unfunded, leaving only the initial $25.0 million as the full amount available under the SVB Facility. The SVB Facility bears interest at a floating rate per annum on outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. As of December 31, 2022, interest on the outstanding loans was 12.00%. The Amended Loan and Security Agreement provided for an interest-only period through August 31, 2022. Commencing on September 1, 2022, aggregate outstanding borrowings became repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding obligations under the Amended Loan and Security Agreement are due and payable on August 1, 2023. The Company will also owe SVB 5.75% of the original principal amounts borrowed as a final payment. The Company is permitted to make up to two prepayments, subject to a prepayment premium of the amount being prepaid, ranging from 1.00% to 2.00%, of the SVB Facility, each such prepayment to be at least $5.0 million plus all accrued and unpaid interest on the portion being prepaid.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

As a result of not achieving certain milestones specified in the Amended Loan and Security Agreement on or prior to August 31, 2022, the Company was required to cash collateralize half of the sum of the then-outstanding principal amount of the SVB Facility, plus an amount equal to 5.75% of the original principal amount of the SVB Facility. As of December 31, 2022, the Company has collateralized $13.9 million, which is classified as restricted cash on the Balance Sheet. So long as no event of default has occurred and subject to certain other terms related to the remaining outstanding balance under the SVB Facility being satisfied, $2.5 million will be released from the collateral account following the eighth scheduled payment of principal and interest, and a further $4.0 million will be released following the tenth scheduled payment of principal and interest. The SVB Facility and related obligations under the Amended Loan and Security Agreement are secured by substantially all of the Company’s properties, rights and assets, except for its intellectual property (which is subject to a negative pledge under the Amended Loan and Security Agreement). In addition, the Amended Loan and Security Agreement contains customary representations, warranties, events of default and covenants.

In connection with its entry into the Loan and Security Agreement, the Company issued to SVB warrants to purchase (i) up to 432,844 shares of the Company’s common stock, in the aggregate, and (ii) up to an additional 432,842 shares of common stock, in the aggregate, in the event the Company achieved certain clinical milestones, in each case at an exercise price per share of $2.22.

In connection with its entry into the Amended Loan and Security Agreement, the Company amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of the Company's common stock, in the aggregate, at an exercise price per share of $1.16, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the Amended Loan and Security Agreement, were approximately $1.2 million and primarily related to the warrants issued to SVB, which will be amortized into interest expense over the period to August 1, 2023. Interest expense, including the amortization of issuance costs, was $3.2 million for the year ended December 31, 2022 and $1.2 million for the year ended December 31, 2021.

The fair value of the Amended Loan and Security Agreement as of December 31, 2022 approximates its face value.

5.
Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
($ in thousands)	2022	2021
Office and computer equipment	$2,183	$2,534
Software	1,291	1,236
Leasehold improvements	9,561	9,474
Laboratory equipment	5,232	5,110
	18,267	18,354
Less: accumulated depreciation	(9,807)	(7,413)
Property and equipment, net	$8,460	$10,941

Depreciation expense for the year ended December 31, 2022 was $2.8 million and was $2.6 million for the year ended December 31, 2021. During the year ended December 31, 2021, the Company impaired property and equipment by $0.1 million. Refer to Note 3, Summary of Significant Accounting Policies, for further details.

6.
Accrued Expenses

Accrued expenses consist of the following:

($ in thousands)	2022	2021
Clinical	$2,200	$1,677
Employee compensation	1,160	1,922
Professional services	534	825
Preclinical services	198	363
Manufacturing services	1,177	1,056
Other consulting services	16	66
Other	169	167
	$5,454	$6,076

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

7.
Related Party Transactions

Collaboration with Vineti Inc.

On July 9, 2020, the Company entered into a master service agreement and statement of work with Vineti, Inc., or Vineti. Pursuant to the agreements, Vineti is developing a software platform to coordinate and orchestrate the order, cell collection and manufacturing process for the Company’s T-cell therapy, or TCR-T, clinical programs. Heidi Hagen, who became a director of the Company in June 2019 and resigned November 2, 2021 and was appointed the Company's interim Chief Executive Officer on February 25, 2021 and resigned on August 30, 2021, is a co-founder and former officer, of Vineti. During the year ended December 31, 2022, the Company did not incur expenses for services performed by Vineti, compared to $0.4 million during the year ended December 31, 2021.

WaterMill Settlement Agreement

On February 4, 2021, the Company entered into an agreement, or the Settlement Agreement, with WaterMill Asset Management Corp. and Robert W. Postma, or collectively, the WaterMill Parties. Pursuant to the Settlement Agreement, the Company increased the size of its board of directors from eight to nine directors and appointed Mr. Postma to fill the newly created directorship.

In accordance with the Settlement Agreement, the Company agreed to reimburse the WaterMill Parties for up to $0.4 million of their reasonable out-of-pocket expenses in connection with (i) the WaterMill Parties' solicitation of written consents from our stockholders to vote in favor of certain proposals, as set forth in the definitive consent statement filed by the WaterMill Parties on October 30, 2020, and (ii) the negotiation, execution, and effectuation of the Settlement Agreement. As of February 19, 2021, the Company has fully reimbursed the WaterMill Parties an aggregate amount of $0.4 million.

Joint Venture with TriArm Therapeutics/Eden BioCell

On December 18, 2018, the Company and TriArm Therapeutics, Ltd., or TriArm, launched Eden BioCell, Ltd., or Eden BioCell, as a joint venture to lead commercialization of the Company’s Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm has contributed $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. TriArm also manages all clinical development in the territory pursuant to a master services agreement between TriArm and Eden BioCell. James Huang was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang is the Chair of the Company's board of directors and has been a director since July 2020. He also serves as a member of Eden BioCell’s board of directors.

For the years ended December 31, 2022 and 2021, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity is in the process of being dissolved. Refer to Note 15, Joint Venture, for further details.

8.
Leases

Operating Leases

In June 2012, the Company entered into a master lease for the Company’s office in Boston, Massachusetts, which was originally set to expire in August 2016, but was renewed through August 31, 2021. On April 22, 2021, the Company extended its lease for a portion of office space in Boston. The renewal of the portion of the Company's office space was originally set to expire on August 31, 2021, but was extended through August 31, 2026. As of December 31, 2022, and December 31, 2021, a total security deposit of $0.1 million is included in deposits on the Company’s balance sheet. In December 2021, the Company made the decision to move its operations away from its former corporate office in Boston. As described in Note 3, Summary of Significant Accounting Policies, the Company's change in the intended use of the Boston office represented an indicator of impairment. The Company determined the aggregate carrying value of the asset group (approximately $1.4 million as of December 31, 2021) was in excess of the aggregate estimated fair value and recorded an impairment charge of $0.6 million to the right-of-use asset and approximately $0.1 million to associated property and equipment during the year ended December 31, 2021. The fair value was determined based on the amount and timing of estimated net future cash flows, discounted at a risk-adjusted rate of 10%.

On March 12, 2019, the Company entered into a lease agreement for office and lab space in Houston, Texas at MD Anderson through April 2021. Under the terms of the lease agreement, the Company leases approximately 1,038 square feet and was required to make rental payments

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

On December 15, 2020, the Company entered into a second agreement with MD Anderson to lease additional space on MD Anderson’s campus (the “2020 Lease”). The Company is initially required to make rental payments of approximately $37 thousand per month through April 2028, subject to an annual base rent increase of approximately 3.0% throughout the term beginning in April 2023. The 2020 Lease may be extended for one additional five-year term at the Company's election.

In April 2022, the Company modified the 2020 Lease, which reduced the Company's leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was recorded on the lease modification during the year ended December 31, 2022. The Company is initially required to make payments of approximately $7 thousand per month through April 2028, subject to an annual base rent increase of approximately 3.0% throughout the term. The 2020 Lease may be extended for one additional five-year term at the Company's election.

The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Operating lease cost	$756	$1,394
Total lease cost	$756	$1,394
Weighted-average remaining lease term (years)	4.13	5.58
Weighted-average discount rate	8.26%	8.00%

The Company paid $0.8 million for amounts included in the measurement of the lease liabilities for the year-ended December 31, 2022. The Company did not recognize new operating lease assets obtained in exchange for operating lease liabilities for the year-ended December 31, 2022.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2023	757
2024	780
2025	804
2026	712
2027	158
Thereafter	31
Total lease payments	3,242
Less: imputed interest	(496)
Present value of lease payments	$2,746

In June 2022, the Company executed an agreement to sub-sublease 4,772 square feet of subleased office space in Boston. The term of the sub-sublease is from July 1, 2022 to June 30, 2025 and provides the sub-subtenant with an option to extend through to July 31, 2026. For the year ended December 31, 2022, the Company recognized $0.1 million in lease income, which is classified within other income (expense), net in the Statement of Operations. Under the current terms of the agreement, lease income for the remainder of the sub-sublease term is expected to be $0.2 million in 2023, $0.2 million in 2024 and $0.1 million in 2025.

9.
Commitments and Contingencies

Exclusive License Agreement with PGEN Therapeutics

On October 5, 2018, the Company entered into an exclusive license agreement, or License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. Pursuant to the terms of the

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

License Agreement, the Company has exclusive, worldwide rights to research, develop and commercialize (i) TCR products designed for neoantigens for the treatment of cancer, (ii) products utilizing Precigen’s RheoSwitch gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (iii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between us, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN. Under the License Agreement, the Company also has exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company is solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The Company is required to use commercially reasonable efforts, as defined in the License Agreement, to develop and commercialize IL-12 products, CD19 products and TCR Products.

In consideration of the licenses and other rights granted by PGEN, the Company pays PGEN an annual license fee of $0.1 million and the Company reimbursed PGEN for certain historical costs of the licensed programs.

The Company will make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, the Company will pay PGEN tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products. The Company will also pay PGEN royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. The Company will also pay PGEN 20% of any sublicensing income received by us relating to the licensed products. The Company is responsible for all development costs associated with each of the licensed products.

PGEN will pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of PGEN’s CAR products, up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the years ended December 31, 2022 and 2021.

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which we entered into on October 22, 2019, with MD Anderson, pursuant to which we agreed to collaborate with respect to the TCR program.

The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term of the MD Anderson

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

2019 Research and Development Agreement—The University of Texas MD Anderson Cancer Center

Under the 2019 R&D Agreement, the Company and MD Anderson will, among other things, collaborate on programs to expand the Company's TCR library and conduct clinical trials. The activities under the 2019 R&D Agreement are directed by a joint steering committee comprised of two members from the Company and one member from MD Anderson.

The Company will own all inventions and intellectual property developed under the 2019 R&D Agreement and the Company will retain all rights to all, intellectual property, patentable or not, for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including the Company's Sleeping Beauty technology. The Company has granted MD Anderson an exclusive license for such intellectual property to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies, and any products outside the field of oncology and a non-exclusive license for allogenic TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the year ended December 31, 2022, the Company incurred clinical expenses of $0.8 million from MD Anderson related to this agreement, compared to $0.3 million for the year ended December 31, 2021.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests in four parts upon the occurrence of certain clinical milestones. As of December 31, 2022, the milestones have not been met.

License Agreement with the NCI

On May 28, 2019, the Company entered into a patent license agreement, or the Patent License, with the NCI. Pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies. On May 29, 2019, January 8, 2020, September 28, 2020, April 16, 2021, May 4, 2021 and August 13, 2021 the Company amended the Patent License to expand its TCR library to include additional TCRs reactive to mutated KRAS and TP53 neoantigens licensed from the NCI.

The terms of the Patent License require the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equals $1.5 million.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was paid during the year ended December 31, 2022 upon the initiation of the Company's TCR-T Library Phase 1/2 Trial, which was a qualifying Phase 1 clinical trial under the terms of the Patent License.

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

For the year ended December 31, 2022 the Company incurred $0.7 million of expenses and incurred $0.5 million of expenses for the year ended December 31, 2021.

Cooperative Research and Development Agreement (CRADA) with the NCI

On January 9, 2017, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using the Company's Sleeping Beauty technology, the NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use the Company's Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion. Research conducted under the CRADA will be at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company's researchers.

The Company is responsible for providing the NCI with the test materials necessary for them to conduct their studies, and eventually, clinical trials pursuant to the CRADA. Inventions, data and materials discovered or produced in connection with performance of the research plan under the CRADA will remain the sole property of the party who produced the discovery. The parties will jointly own all inventions jointly discovered under the research plan. The owner of any invention under the CRADA will make the decision to file a patent covering the invention, or in the case of a jointly owned invention, the Company will have the first opportunity to file a patent covering the invention. If the Company fails to provide timely notice of its decision to the NCI or decides not to file a patent covering the joint invention, the NCI has the right to make the filing. For any invention solely owned by the NCI or jointly made by the NCI and the Company for which a patent application was filed, the U.S. Public Health service grants the Company an exclusive option to elect an exclusive or non-exclusive commercialization license. For inventions owned solely by the NCI or jointly owned by the NCI and the Company, which are licensed according to the terms described above, the Company agreed to grant to the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world. The Company is also required to grant the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world for any of the Company's solely owned inventions. The agreement may be terminated by any of the parties upon 60 days prior written consent.

The NCI has a cleared Investigational New Drug Application, or IND, that would permit them to begin this trial. To the Company's knowledge, the trial has not yet enrolled. The progress and timeline for this trial, including the timeline for dosing patients, are under control of the NCI.

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program; however, for the third and fourth quarters of 2021, the Company was not required to make payments toward the program as agreed with the NCI. Therefore, as of December 31, 2022, the Company made $3.8 million of payments under the February 2019 CRADA extension, and the NCI has agreed that this is full satisfaction of the agreement and no further payments are due under the $5.0 million commitment. In March 2022, the Company entered into an amendment to the CRADA that was retroactive, effective January 9, 2022 to extend the term of the

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company did not incur expenses under the CRADA for the year ended December 31, 2022, as compared to $1.3 million for the year ended December 31, 2021.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the year ended December 31, 2022, $2.5 million was incurred as a one-time milestone payment under the terms of the agreement, compared to $0.1 million for the year ended December 31, 2021. The Company incurred $2 thousand in royalty expenses on sales under this agreement during the year ended December 31, 2022, and did not incur royalty expenses on sales under this agreement during the year ended December 31, 2021.

Collaboration Agreement with Solasia Pharma K.K.

On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K. K., or Solasia, which was amended on July 31, 2014 to include an exclusive worldwide license and amended on October 14, 2021 to revise certain payment schedule details, or, as so amended, the Solasia License and Collaboration Agreement. Pursuant to the Solasia License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the year ended December 31, 2022, the Company earned $2.9 million of collaboration revenue under the Solasia License and Collaboration Agreement primarily related to Solasia's achievement of certain sales-based milestones in Japan, compared to $0.4 million during the year ended December 31, 2021.

10.
Warrants

In connection with the Company’s November 2018 private placement that provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 18,939,394 shares of common stock, which became exercisable six months after the closing of the private placement, or the November 2018 Warrants. The November 2018 Warrants had an exercise price of $3.01 per share and have a five-year term. The fair value of the November 2018 Warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

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

The Company issued participating investors new warrants to purchase up to 17,803,031 additional shares of common stock, or the 2019 Warrants, as consideration for the warrant holders to exercise their November 2018 Warrants. The 2019 Warrants will expire on the fifth anniversary of the initial exercise date and have an exercise price of $7.00. The 2019 Warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash charge in the Company’s statement of operations in 2019.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the year ended December 31, 2022 and 2021, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4, Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the Amended Loan and Security Agreement, as described in Note 4, Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 649,615 shares of common stock, in the aggregate, at an exercise price per share of $1.16. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance. Using a Black-Scholes model with an expected volatility of 81%, risk free interest rate of 1.49%, expected life of 10 years and no dividends, the Company recorded a $0.2 million increase in the fair value of the SVB Warrants due to the modification of the SVB Warrants during the year ended December 31, 2021.

The Company assessed whether the SVB Warrants require accounting as derivatives. The Company determined that the SVB Warrants were (1) indexed to the Company’s own stock and (2) classified in stockholders’ equity in accordance with ASC 815, Derivatives and Hedging. As such, the Company has concluded the SVB Warrants meet the scope exception for determining whether the instruments require accounting as derivatives and should be classified in stockholders’ equity.

11.
Restructuring

On September 27, 2021, in order to lower its existing cost structure in connection with the realignment of its business strategy, the Company announced a strategic reduction in force and notified approximately 60 full-time employees of its intention to terminate their services on or, in most cases, before November 30, 2021. Certain of the notified employees had employment agreements that provided for enhanced severance benefits. The severance benefits, apart from certain continuing Company-paid health care benefits for up to twelve months, were paid in 2021. The remaining benefits were paid in 2022, which reduced the severance benefits accrual to $0 as of December 31, 2022.

The Company incurred the following costs associated with termination benefit payments resulting from the strategic reduction in force:

December 31,
($ in thousands)	2021
Research and development	$2,368
General and administrative	1,289
Total severance expense	$3,657

12.
Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amounts of income tax expense for the years ended December 31, 2022 and 2021 differ from the amounts that would result from applying domestic federal statutory

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$171,070	$164,486
Start-up and pre-clinical studies	17,204	21,705
Research and development credit carryforwards	40,116	39,817
Stock-based compensation	698	706
Capitalized acquisition costs	2,180	2,946
Lease liability	618	1,278
Depreciation	239	102
Capitalized research expenses	5,156	-
Other	27	156
	237,308	231,196
Less valuation allowance	(236,827)	(230,119)
Total deferred tax assets	481	1,077

Right-of-use asset	(481)	(1,077)
Total deferred tax liabilities	$(481)	$(1,077)
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2022, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $665.5 million, of which approximately $341.7 million expire at various dates through December 31, 2037 and approximately $323.8 million can be carried forward indefinitely. The Company also has approximately $497.9 million of state net operating loss carryforwards available to offset future state taxable income, expiring at various dates through 2042. Additionally, the Company has approximately $40.1 million of federal and state research and development credits at December 31, 2022, expiring in varying amounts through 2042, which may be available to reduce future taxes.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $6.7 million in 2022 due primarily to net operating loss carryforwards and the increase in research and development credits.

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

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Federal income tax at statutory rates	21%	21%
State income tax, net of federal tax benefit	3%	3%
Research and development credits	2%	3%
Research and development true-up	-2%	0%
Stock-based compensation	-1%	-1%
Federal/state rate change	-5%	-2%
Change in valuation allowance	-18%	-24%
Effective tax rate	0%	0%

The Company adopted ASC 740, Accounting for Uncertain Tax Positions on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the years ended December 31, 2022 and 2021.

The Company has not recognized any interest and penalties in the statements of operations because of the Company’s net operating losses and tax credits that are available to be carried forward. When necessary, the Company will account for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect the amounts of unrecognized benefits will change significantly within the next twelve months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2022 to the extent net operating losses continue to be carried forward to 2022.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017, or the Tax Act, eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize them over five years pursuant to IRC Section 174. The mandatory capitalization requirement had no impact to the overall deferred tax assets due to the Company's loss position and full valuation allowance.

13.
Stock Option Plan

The Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, in May 2012. Including subsequent increases, the Company had reserved 14,000,000 shares for issuance. On December 31, 2022, there were 1,089,296 shares reserved for issuance and no shares available for future grant.

The Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, in June 2020. The Company reserved 21,000,000 shares for issuance plus a carryover of 1,066,275 shares from the 2012 Plan for a total of 22,066,275 shares. In addition, returning shares from the 2012 Plan are available for issuance under the 2020 Plan. As of December 31, 2022, there were 9,319,326 shares reserved for issuance and 15,460,088 shares available for future grant.

Stock options generally vest ratably in either quarterly or annual installments over three or four years, commencing on the first anniversary of the grant date and have contractual terms of ten years. Stock options to directors generally vest ratably over one or two years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis.

Proceeds from the option exercises during the year ended December 31, 2022 amounted to $21 thousand and during the year ended December 31, 2021 amounted to $1.0 million. The intrinsic value of these options amounted to $26 thousand for the year ended December 31, 2022 and $0.8 million for the year ended December 31, 2021.

Stock option activity under the Company's stock options plans for the years ending December 31, 2022 and 2021 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	6,840,719	3.81
Granted	9,380,438	2.62
Exercised	(363,109)	2.86
Cancelled	(5,192,179)	3.65
Outstanding, December 31, 2021	10,665,869	$2.87
Granted	4,697,500	1.08
Exercised	(26,250)	0.80
Cancelled	(4,928,497)	3.34
Outstanding, December 31, 2022	10,408,622	$1.84	8.69	$3
Options exercisable, December 31, 2022	3,891,598	$2.46	8.08	$—
Options exercisable, December 31, 2021	4,410,312	$3.85	7.53	$—
Options available for future grant, December 31, 2022	15,460,088

On December 31, 2022, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $6.2 million. The cost is expected to be recognized over a weighted-average period of 1.92 years.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Restricted Stock

For the year ended December 31, 2022 the Company issued 280,000 shares of restricted stock and 1,601,224 in the year ended December 31, 2021 to employees and directors. During the year ended December 31, 2022, the Company repurchased 18,750 shares at a price of $2.41 per share to cover payroll taxes for one employee exercise, which is in accordance with the original terms of the award. There were no repurchases by the Company for the year ended December 31, 2021.

A summary of the status of restricted stock as of December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2020	786,280	3.08
Granted	1,601,224	2.60
Vested	(754,137)	3.40
Cancelled	(434,787)	3.45
Unvested, December 31, 2021	1,198,580	$2.10
Granted	280,000	0.82
Vested	(306,617)	2.28
Cancelled	(232,901)	3.15
Unvested, December 31, 2022	939,062	$1.40

As of December 31, 2022, there was $1.1 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.78 years.

14.
Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IRC, or the 401(k) Plan. The Company may make contributions to the 401(k) Plan at its discretion. The Company contributed approximately $0.5 million to the 401(k) Plan during the year ended December 31, 2022 and $0.7 million during the year ended December 31, 2021.

15.
Joint Venture

On December 18, 2018, the Company entered into a Framework Agreement with TriArm whereby the parties agreed to launch Eden BioCell to lead clinical development and commercialization of certain Sleeping Beauty-generated CAR-T therapies as set forth in a separate license agreement.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Based on laboratory data from the first two patients generated between March and May 2021, the TriArm/Eden team concluded, in concert with the investigator and the Company, that further process development work is required.

For the years ended December 31, 2022 and 2021, Eden BioCell incurred a net loss. In September 2021, TriArm and the Company mutually agreed to dissolve the joint venture, which has now been terminated. The Eden BioCell entity is in the process of being dissolved.