Form 10-Q
period 2023-03-31
Alaunos Therapeutics, Inc.
filed 2023-05-10
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 240,627,055 shares.

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

These statements are based on management’s current beliefs and assumptions and on information currently available to management. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
our ability to raise substantial additional capital to continue as a going concern and fund our planned operations;
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
•
our ability to attract and retain qualified employees and key personnel; and
•
the impact on our business from a pandemic, epidemic or outbreak.

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

i

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Alaunos®, Ziopharm® and hunTR® as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

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
•
We will need to recruit, hire and retain qualified personnel, and we will continue to rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$23,496	$39,058
Restricted cash	13,938	13,938
Receivables	—	4
Prepaid expenses and other current assets	750	799
Total current assets	38,184	53,799
Property and equipment, net	7,889	8,460
Right-of-use assets	2,023	2,136
Deposits	42	42
Other non-current assets	500	500
Total assets	$48,638	$64,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,380	$1,389
Current portion of long-term debt	10,988	16,765
Accrued expenses	4,120	5,454
Lease liabilities, current	575	558
Total current liabilities	17,063	24,166
Lease liabilities, non-current	2,038	2,188
Other non-current liabilities	28	28
Total liabilities	$19,129	$26,382
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 420,000,000 shares authorized, 240,627,055 shares issued and outstanding at March 31, 2023 and 420,000,000 shares authorized, 240,410,761 shares issued and outstanding at December 31, 2022	241	240
Additional paid-in capital	919,943	918,942
Accumulated deficit	(890,675)	(880,627)
Total stockholders' equity	29,509	38,555
Total liabilities and stockholders' equity	$48,638	$64,937

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	6,504	5,580
General and administrative	3,168	3,505
Total operating expenses	9,672	9,085
Loss from operations	(9,672)	(9,085)
Other income (expense):
Interest expense	(853)	(683)
Other income (expense), net	477	(20)
Other income (expense), net	(376)	(703)
Net loss	$(10,048)	$(9,788)
Basic and diluted net loss per share	$(0.04)	$(0.05)
Weighted average common shares outstanding, basic and diluted	239,679,352	214,946,569

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	240,410,761	$240	$918,942	$(880,627)	$38,555
Stock-based compensation	—	—	910	—	910
Issuance of common stock, net of expenses	216,294	1	91	—	92
Net loss	—	—	—	(10,048)	(10,048)
Balance at March 31, 2023	240,627,055	$241	$919,943	$(890,675)	$29,509

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	853	—	853
Cancelled restricted common stock	(176,882)	—	—	—	—
Net loss	—	—	—	(9,788)	(9,788)
Balance at March 31, 2022	215,950,561	$216	$901,546	$(852,640)	$49,122

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,048)	$(9,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	696	689
Amortization of financing costs	472	198
Stock-based compensation	910	853
Decrease in the carrying amount of right-of-use assets	113	180
Decrease in:
Receivables	4	1,111
Prepaid expenses and other current assets	49	149
Other non-current assets	—	5
Decrease in:
Accounts payable	(110)	(763)
Accrued expenses	(1,334)	(214)
Lease liabilities	(133)	(190)
Net cash used in operating activities	(9,381)	(7,770)
Cash flows from investing activities:
Purchases of property and equipment	(61)	(29)
Proceeds from the disposal of property and equipment	38	—
Net cash used in investing activities	(23)	(29)
Cash flows from financing activities:
Proceeds from the issuance of common stock	92	—
Repayment of long-term debt	(6,250)	—
Net cash used in financing activities	(6,158)	—
Net decrease in cash, cash equivalents and restricted cash	(15,562)	(7,799)
Cash, cash equivalents and restricted cash, beginning of period	52,996	76,054
Cash, cash equivalents and restricted cash, end of period	$37,434	$68,255
Supplementary disclosure of cash flow information:
Cash paid for interest	$439	$484
Amounts included in accrued expenses and accounts payable related to property and equipment	$101	$29

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts. In May 2021, the Company announced that it will be winding down its existing Controlled IL-12 clinical program for the treatment of glioblastoma multiforme. The Company continues to seek a partner for this program.

As of March 31, 2023, there were 240,627,055 shares of common stock outstanding and an additional 36,235,588 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company follows the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about its ability to continue as a going concern for one year after the date its condensed financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the condensed financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the condensed financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2023, the Company had approximately $37.4 million of cash, cash equivalents and restricted cash. The restricted cash of $13.9 million at March 31, 2023 is related to the Company's debt agreement, which was subsequently repaid in its entirety on May 1, 2023 (see Note 4, Debt). The Company’s accumulated deficit at March 31, 2023 was approximately $890.7 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

Based on the current cash forecast and the Company's dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from the issuance date of the condensed financial statements, and substantial doubt as to the Company's ability to continue as a going concern exists. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures required by generally accepted accounting principles in the United States, or GAAP, have been condensed or omitted pursuant to such rules and regulations.

It is management’s opinion that the accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 7, 2023, or the Annual Report.

The results disclosed in the statements of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year 2023.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

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

Effective December 28, 2021, the Company entered into a First Amendment to the Loan and Security Agreement. The First Amendment extended the interest-only period through August 31, 2022. The First Amendment also eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche, or the SVB Facility. Under the amended Loan and Security Agreement, the SVB Facility was to mature on August 1, 2023. On May 1, 2023, the Company repaid its outstanding debt obligations in their entirety.

Refer to Note 4, Debt, for further discussion of the Loan and Security Agreement and the First Amendment.

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three months ended March 31, 2023, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

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

Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 3,634,307 shares of common stock, which we refer to, together with the Firm Shares, as the Shares, at the same price per share as the Firm Shares. On January 5, 2023, the Underwriter partially exercised its option to purchase an additional 216,294 shares of common stock.

3.
Summary of Significant Accounting Policies

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Debt

The carrying values of the Company's debt obligation were as follows:

	March 31,	December 31,
($ in thousands)	2023	2022
Loan and Security Agreement	$11,395	$17,395
Unamortized discount on Loan and Security Agreement	(407)	(630)
Total debt	$10,988	$16,765

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement provided for the funding of the Term A Tranche at the closing, with the Term B Tranche available if certain funding and clinical milestones were met by August 31, 2022. The SVB Facility and related obligations under the Loan and Security Agreement were secured by substantially all of the Company's properties, rights and assets, except for its intellectual property (which was subject to a negative pledge under the Loan and Security Agreement). In addition, the Loan and Security Agreement contained customary representations, warranties, events of default and covenants. As of March 31, 2023, the Company was in compliance with all debt covenants, as amended.

On December 28, 2021, the Company entered into the First Amendment to the Loan and Security Agreement. The First Amendment eliminated the unfunded Term B Tranche, among other things. The SVB Facility bore interest at a floating rate per annum on outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. As of March 31, 2023, interest on the outstanding loans was 12.5%. Commencing on September 1, 2022, aggregate outstanding borrowings became repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding obligations under the amended Loan and Security Agreement were due and payable on August 1, 2023. In connection with the payment of all of the Company's outstanding obligations, the Company also owed SVB 5.75% of the original principal amounts borrowed as a final payment, or the Final Payment.

Effective March 30, 2023, the Company entered into a Third Amendment to the Loan and Security Agreement, or the Third Amendment. Under the terms of the Third Amendment, the Company was no longer required to maintain all of its operating accounts, depository accounts and excess cash with SVB or one of its affiliates, and was instead only required to maintain a single operating or depository account at Silicon Valley Bank. The Third Amendment also modified the cash collateralization requirement, such that the Company was required to cash collateralize the entire sum of the outstanding principal amount of the SVB Facility plus an amount equal to the Final Payment, which amount was to be reduced commensurate with each regularly scheduled monthly payment of principal and interest on the SVB Facility.

On May 1, 2023, the Company paid SVB an amount equal to the entire outstanding principal amount under the SVB Facility, which was $10.4 million as of March 31, 2023, all accrued and unpaid interest and the Final Payment of $1.4 million. In accordance with the First Amendment, the payment was subject to a prepayment premium of 2.00%, or $0.1 million. Recorded issuance costs associated with the SVB Facility as of March 31, 2023 were $0.4 million.

In connection with its entry into the Loan and Security Agreement in August 2021, the Company issued to SVB warrants to purchase (i) up to 432,844 shares of the Company’s common stock, in the aggregate, and (ii) up to an additional 432,842 shares of common stock, in the aggregate, in the event the Company achieved certain clinical milestones, in each case at an exercise price per share of $2.22.

In connection with its entry into the First Amendment in December 2021, the Company amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of the Company's common stock, in the aggregate, with an exercise price of $1.16 per share, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the First Amendment, were approximately $1.2 million and primarily related to the issuance of the SVB Warrants, which were amortized into interest expense over the term of the loan. Interest expense, including the amortization of issuance costs, was $0.9 million for the three months ended March 31, 2023 and was $0.7 million for the three months ended March 31, 2022.

The fair value of the amended Loan and Security Agreement as of March 31, 2023 approximates its face value.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2023 and December 31, 2022 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,479	$2,479	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$38,058	$38,058	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

There have been no changes to the valuation methods during the three months ended March 31, 2023. We had no financial assets or liabilities that were classified as Level 2 or Level 3 as of December 31, 2022, nor during the three months ended March 31, 2023.

6.
Net loss per share

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, unvested restricted stock and warrants and, as such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Common stock options	13,313,246	10,969,654
Unvested restricted stock	898,125	993,879
Warrants	22,922,342	22,922,342
	37,133,713	34,885,875

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.
Related Party Transactions

Joint Venture with TriArm Therapeutics/Eden BioCell

On December 18, 2018, the Company and TriArm Therapeutics, Ltd., or TriArm, launched Eden BioCell, Ltd., or Eden BioCell, as a joint venture to lead commercialization of the Company’s Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm contributed $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. TriArm also managed all clinical development in the territory pursuant to a master services agreement between TriArm and Eden BioCell. James Huang was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang is the Chair of the Company's board of directors and has been a director since July 2020. He also serves as a member of Eden BioCell’s board of directors.

For the three months ended March 31, 2023, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity is in the process of being dissolved. Refer to Note 12, Joint Venture, for further details.

8.
Leases

On April 19, 2023, the Company terminated its Boston office lease, which was set to expire on August 31, 2026. In connection with the termination, the Company also assigned to the landlord its sub-sublease of the Boston office space, which had a term to June 30, 2025 with an option to extend through July 31, 2026. As of March 31, 2023, the Boston office right-of-use asset is $0.5 million and the associated lease liability is $0.8 million. Termination costs for the Boston office lease are $0.2 million.

9.
Commitments and Contingencies

Exclusive License Agreement with Precigen

On October 5, 2018, the Company entered into an exclusive license agreement, or License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. The Company refers to PGEN and Precigen together as Precigen. Pursuant to the terms of the License Agreement, the Company had exclusive, worldwide rights to research, develop and commercialize (i) TCR products designed for neoantigens for the treatment of cancer, (ii) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (iii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between the Company, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN. Under the License Agreement, the Company also had exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company was responsible for all aspects of the research, development and commercialization and was required to use commercially reasonable efforts to develop certain products.

In consideration of the licenses and other rights granted by Precigen, the Company was required to pay Precigen an annual license fee of $0.1 million, reimburse Precigen for certain historical costs, pay Precigen milestones up to an additional $52.5 million for each exclusively licensed program upon the achievement of certain milestones, and pay Precigen tiered royalties up to a maximum royalty amount of $100.0 million in the aggregate. The Company was also obligated to pay Precigen 20% of any sublicensing income received by us relating to the licensed products. The Company was responsible for all development costs associated with each of the licensed products.

Precigen was obligated to pay the Company royalties up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the three months ended March 31, 2023 and 2022.

On April 3, 2023, the Company entered into the Amended and Restated Exclusive License Agreement with Precigen, or the A&R License Agreement, which restated and amended the License Agreement in full. Under the A&R License Agreement, the Company still has exclusive, worldwide rights to research, develop and commercialize TCR products designed for neoantigens or driver mutations for the treatment of cancer and non-exclusive rights to use non-driver mutation TCRs. The Company further

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

maintains its exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company remains solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between the Company, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN are no longer exclusively licensed to the Company. The Company is no longer obligated to use commercially reasonable efforts for the exclusively licensed products. The A&R License Agreement further eliminates any royalty or milestone obligations to Precigen, with an annual license fee of $75 thousand due on the anniversary of the A&R License Agreement effective date. Precigen is no longer obligated to pay the Company royalties on the net sales derived from the sale of Precigen's CAR products.

License Agreement and 2015 Research and Development Agreement —The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Precigen, entered into a license agreement, or the MD Anderson License, with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with Precigen, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs.

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which the Company entered into on October 22, 2019, with MD Anderson, pursuant to which the Company agreed to collaborate with respect to the TCR program.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company will own all inventions and intellectual property developed under the 2019 R&D Agreement and the Company will retain all rights to all intellectual property, patentable or not, for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including the Company's Sleeping Beauty technology. The Company has granted MD Anderson an exclusive license for such intellectual property to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies and any products outside the field of oncology and a non-exclusive license for allogenic TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three months ended March 31, 2023, the Company incurred clinical expenses of $0.2 million from MD Anderson related to this agreement compared to $0.1 million for the three months ended March 31, 2022.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of March 31, 2023, the milestones have not been met.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

For each of the three months ended March 31, 2023 and 2022, the Company recognized $0.3 million in license payments to the NCI under this agreement.

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

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program; however, for the third and fourth quarters of 2021, the Company was not required to make payments toward the program as agreed with the NCI. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company recorded expenses of $0.3 million under the CRADA for the three months ended March 31, 2023, as compared to $0 for the three months ended March 31, 2022.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

fees that the Company may receive from a possible sublicense under certain circumstances. During the three months ended March 31, 2023 and 2022, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended March 31, 2023 and 2022, the Company did not earn collaboration revenue or royalty revenues on net sales under the Solasia License and Collaboration Agreement.

10.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	176	315
General and administrative	735	538
Stock-based compensation expense	$910	$853

The Company granted an aggregate of 3,065,168 stock options during the three months ended March 31, 2023, with a weighted-average grant date fair value of $0.39 per share, and granted an aggregate of 2,690,000 stock options during the three months ended March 31, 2022, with a weighted-average grant date fair value of $0.47 per share.

For the three months ended March 31, 2023 and 2022, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.58 – 3.87%	1.63 – 2.43%
Expected life in years	5.06 - 6.25	6.25
Expected volatility	89.69 - 95.63%	74.49 – 76.27%
Expected dividend yield	—%	—%

2.

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2023 is as follows:

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	10,408,622	$1.84
Granted	3,065,168	0.52
Cancelled	(160,544)	1.90
Outstanding, March 31, 2023	13,313,246	$1.54	8.80	$364
Options exercisable, March 31, 2023	4,553,574	$2.31	7.99	$—
Options exercisable, December 31, 2022	3,891,598	$2.46	8.08	$—
Options available for future grant, March 31, 2023	12,555,464

At March 31, 2023, total unrecognized compensation costs related to unvested stock options outstanding amounted to $6.6 million. The cost is expected to be recognized over a weighted-average period of 1.96 years.

A summary of the status of unvested restricted stock for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	939,062	$1.40
Vested	(40,937)	0.90
Unvested, March 31, 2023	898,125	$1.43

At March 31, 2023, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.9 million. The cost is expected to be recognized over a weighted-average period of 1.72 years.

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

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three months ended March 31, 2023 and 2022, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4, Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the First Amendment, as described in Note 4, Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 649,615 shares of common stock, in the aggregate, with an exercise price of $1.16 per share. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance.

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

For the three months ended March 31, 2023 and 2022, Eden BioCell incurred a net loss. In September 2021, TriArm and the Company mutually agreed to dissolve the joint venture, which has now been terminated. The Eden BioCell entity is in the process of being dissolved.

13.
Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these condensed financial statements were issued. Other than as described in the notes above, the Company did not have any other material subsequent events that impacted its condensed financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 7, 2023, or the Annual Report.

Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to contain forward-looking statements that reflect our plans, estimates and beliefs. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those risks identified under Part II, Item 1A. Risk Factors.

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

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2023, we had a net loss of $10.0 million, and as of March 31, 2023, we have incurred approximately $890.7 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses. Further development of our product candidates will likely require substantial increases in our expenses as we:

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

Recent Developments

TCR-T Library Phase 1/2 Trial

We continued actively enrolling patients in our TCR-T Library Phase 1/2 Trial targeting KRAS, TP53 and EGFR hotspot mutations across six solid tumor indications throughout the first quarter of 2023. Early translational data from the program from the first three patients treated in the trial will be highlighted in a poster at the 2023 American Society of Clinical Oncology (ASCO) Annual Meeting taking place in June 2023. We currently expect to provide an interim data update on multiple new patients in the third quarter and continue to anticipate Phase 2 readiness with a recommended Phase 2 dose by the end of 2023. We anticipate treating between nine and 12 patients by the end of 2023 in order to complete the Phase 1 portion of the trial.

As previously disclosed, we have enhanced our manufacturing process to move from fresh to cryopreserved cell product and have successfully manufactured multiple cryopreserved products in the first quarter of 2023, enabling greater flexibility for patient scheduling and treatment. Initiatives to further optimize the manufacturing process continue in 2023.

hunTR® Platform

The hunTR® platform for TCR discovery continues to make progress identifying and validating proprietary TCRs. We have added infrastructure to increase the screening throughput potential of hunTR while maintaining a high success rate of TCR discovery. We aim to add three new TCRs to the library by the end of 2023. We believe that successfully increasing throughput of the hunTR platform has the potential to generate out-licensing or partnering opportunities.

mbIL-15 Program

We are advancing our mbIL-15 TCR-T cell therapy program towards an IND filing anticipated in the second half of 2023. We believe mbIL-15 has the potential to increase the survival of TCR-T cells in the harsh tumor microenvironment and deepen clinical responses. In addition, we continue to conduct translational assessments of treated patients to guide next generation TCR-T therapy approaches including potential combination and multiplexed TCR-T cell therapies.

Debt Repayment

On May 1, 2023, we paid all amounts outstanding under our amended Loan and Security Agreement (as defined below) with Silicon Valley Bank and affiliates of Silicon Valley Bank, or collectively, SVB, comprised of the entire outstanding principal amount under the SVB Facility (as defined below), which was $10.4 million as of March 31, 2023, all accrued and unpaid interest and the Final Payment (as defined below). The payment was subject to a prepayment premium of 2.00%, or $0.1 million. Recorded issuance costs associated with the SVB Facility as of March 31, 2023 were $0.4 million.

Precigen A&R License Agreement

On April 3, 2023, we and Precigen, Inc., or Precigen, entered into an Amended and Restated Exclusive License Agreement, or the A&R License Agreement. The A&R License Agreement amended and restated in its entirety the original Exclusive License Agreement dated October 5, 2018 by and between us and Precigen, or the License Agreement. Under the A&R License Agreement, all rights under the License Agreement with respect to the IL-12 products and CAR products are now held exclusively by Precigen, and we are no longer obligated to develop or commercialize any CD19, IL-12 or TCR products. We retained exclusive, worldwide rights to research and develop and commercialize TCR products designed for neoantigens or driver mutations for the treatment of cancer. Additionally, all royalty and milestone obligations between us and Precigen have been removed, and annual license payments due to Precigen have been reduced from $100 thousand to $75 thousand. The A&R License Agreement also modified the license provision so that patents granted to us will expire upon the expiration or abandonment of the last-to-expire valid claim, or the Patent Term, and not the later of such expiration or abandonment and 12 years following the first commercial sale. The exclusive license granted to us with respect to know-how will become non-exclusive following the Patent Term.

Board of Directors

On March 29, 2023, Christopher Bowden, M.D. delivered notice of his resignation from the board of directors, effective March 30, 2023. On March 30, 2023, the board of directors appointed Robert Hofmeister, Ph.D. to fill the vacancy created by Dr. Bowden’s resignation. Dr. Hofmeister was also appointed to the Corporate Governance and Nominating Committee and the Compensation Committee of the board of directors, replacing Dr. Bowden.

Financial Overview

Collaboration Revenue

We recognize research and development funding revenue over the estimated period of performance. To date we have not generated product revenue. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenue.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities, reagents and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to contract research organizations, or CROs, in conjunction with clinical trials, fees paid to CROs in conjunction with costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our programs or when and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete our programs in a timely manner or our failure to enter into appropriate collaborative agreements could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our product development strategy or reduce or eliminate our activities in one or more of our programs. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation, consulting and professional fees, including patent related costs, general corporate costs and facility costs not otherwise included in research and development expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with our amended Loan and Security Agreement (as defined below), interest income on our cash balances and sublease income.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
($ in thousands)
Research and development expenses	$6,504	$5,580	$924	17%

Research and development expenses for the three months ended March 31, 2023 increased by $0.9 million when compared to the three months ended March 31, 2022, primarily due to higher program-related costs of $1.7 million related to increased manufacturing activities for our TCR-T Library Phase 1/2 Trial and research and development efforts related to our hunTR discovery engine, partially offset by a $0.7 million decrease in employee-related expenses due to lower salary and severance-related costs and a $0.1 million decrease in facilities and lease expenses following the reduction of our real estate footprint in 2022.

For the three months ended March 31, 2023, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
($ in thousands)
General and administrative expenses	$3,168	$3,505	$(337)	(10)%

General and administrative expenses for the three months ended March 31, 2023 decreased by $0.3 million as compared to the three months ended March 31, 2022, primarily due to lower professional fees of $0.2 million as a result of reducing our use of consultants and a $0.1 million decrease in other expenses primarily due to lower insurance costs and lease expenses following the reduction of our real estate footprint in 2022.

Other Income (Expense), Net

Other income (expense), net during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022	Change
($ in thousands)
Interest expense	$(853)	$(683)	$(170)	25%
Other income (expense), net	477	(20)	497	(2485)%
Total	$(376)	$(703)	$327	(47)%

Other expense, net for the three months ended March 31, 2023 decreased by $0.3 million as compared to the three months ended March 31, 2022, primarily due to higher interest income of $0.5 million as a result of increasing interest rates, partially offset by higher interest expense of $0.2 million associated with our amended Loan and Security Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through March 31, 2023, we have received an aggregate of $729.2 million from issuances of equity and $25.0 million from our amended Loan and Security Agreement.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed as receiver. During March 2023, we established a banking relationship with a financial institution in addition to SVB.

We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our condensed financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the fourth quarter of 2023. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the condensed financial statements, which raises substantial doubt as to our ability to continue as a going concern. This forecast of cash resources and planned operations is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

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

Under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 3,634,307 shares of common stock, or, together with the Firm Shares, the Shares, at the same price per share as the Firm Shares. On January 5, 2023, the Underwriter partially exercised its option to purchase an additional 216,294 shares of common stock.

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three months ended March 31, 2023, there were no sales of our common stock under the Equity Distribution Agreement. In connection with entering into the Equity Distribution Agreement, we concurrently terminated, effective August 12, 2022, the Open Market Sale Agreement, dated June 21, 2019, governing our former “at the market offering” program.

2021 Loan and Security Agreement

On August 6, 2021, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, or the Term A Tranche, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. The SVB Facility and related obligations under the Loan and Security Agreement were secured by substantially all of our properties, rights and assets, except for our intellectual property (which was subject to a negative pledge under the Loan and Security Agreement). In addition, the Loan and Security Agreement contained customary representations, warranties, events of default and covenants. As of March 31, 2023, we were in compliance with all debt covenants, as amended.

Effective December 28, 2021, we entered into the First Amendment to the Loan and Security Agreement. Under the terms of the First Amendment, the additional tranche, which remained unfunded, was eliminated, leaving only the Term A Tranche, which is referred to as the SVB Facility. The SVB Facility bore interest at a floating rate per annum on the outstanding loans, payable monthly, at the greater of (a) 7.75% and (b) the current published U.S. prime rate, plus a margin of 4.5%. Commencing on September 1, 2022, aggregate outstanding borrowings became repayable in twelve consecutive, equal monthly installments of principal plus accrued interest.

All outstanding obligations under the amended Loan and Security Agreement were due and payable on August 1, 2023. We also owed SVB $1.4 million as a final payment, or the Final Payment.

Effective March 30, 2023, we entered into a Third Amendment to the Loan and Security Agreement, or the Third Amendment. Under the terms of the Third Amendment, we were no longer required to maintain all of our operating accounts, depository accounts and excess cash with SVB, and were instead only required to maintain a single operating or depository account at Silicon Valley Bank. The Third Amendment also modified the cash collateralization requirement, such that we were required to cash collateralize the entire sum of the outstanding principal amount of the SVB Facility plus an amount equal to the Final Payment, which amount was to be reduced commensurate with each regularly scheduled monthly payment of principal and interest on the SVB Facility.

On May 1, 2023, we paid SVB all amounts outstanding under the amended Loan and Security Agreement, comprised of the entire outstanding principal amount under the SVB Facility, all accrued and unpaid interest and the Final Payment. The payment was subject to a prepayment premium of 2.00%.

In connection with our entry into the Loan and Security Agreement in August 2021, we issued to SVB warrants to purchase (i) up to 432,844 shares of our common stock, in the aggregate, and (ii) up to an additional 432,842 shares of Common Stock, in the aggregate, in the event we achieved certain clinical milestones, in each case at an exercise price per share of $2.22. In connection with our entry into the First Amendment in December 2021, we amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 649,615 shares of our common stock, in the aggregate, with an exercise price of $1.16 per share, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
($ in thousands)
Net cash used in:
Operating activities	$(9,381)	$(7,770)
Investing activities	(23)	(29)
Financing activities	(6,158)	—
Net decrease in cash and cash equivalents	$(15,562)	$(7,799)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flows from operating activities are derived by adjusting our net loss for:

•
Non-cash operating items such as depreciation and stock-based compensation; and
•
Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Net cash used in operating activities for the three months ended March 31, 2023 was $9.4 million, as compared to net cash used in operating activities of $7.8 million for the three months ended March 31, 2022. The increase was primarily related to the increase of our net loss by $0.2 million, non-cash adjustments and working capital impacts.

The net cash used in operating activities for the three months ended March 31, 2023 was primarily due to our net loss of $10.0 million, adjusted for $2.2 million of non-cash items such as depreciation, stock-based compensation and a decrease in the carrying amount of right-of-use lease assets, a $0.1 million decrease in lease liabilities and a $1.5 million decrease in accrued expenses.

Net cash used in investing activities was $23 thousand for the three months ended March 31, 2023, compared to $29 thousand for the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2023 was $6.2 million, compared to $0 for the three months ended March 31, 2022. The increase was primarily related to the $6.3 million in repayments of long-term debt, partially offset by $0.1 million in proceeds from the issuance of common stock.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of March 31, 2023, our accumulated deficit was approximately $890.7 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including:

•
changes in the focus, direction and pace of our development programs;
•
the effect of competing technologies and market developments;
•
the scope, progress, timing, costs and results of our TCR-T Library Phase 1/2 Trial for the treatment of certain solid tumors and costs associated with the development of our product candidates;
•
our headcount growth as we rebuild our workforce with a focus on our TCR program and scaling our manufacturing capabilities;
•
our ability to secure partnering arrangements; and
•
costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights, or other developments.

As of March 31, 2023, we had approximately $37.4 million of cash, cash equivalents and restricted cash. Our restricted cash of $13.9 million related to the amended Loan and Security Agreement, which was fully repaid as of May 1, 2023. Given our current development plans, we anticipate our cash resources will be sufficient to fund our operations into the fourth quarter of 2023. In order to continue our operations beyond our forecasted runway, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Working capital, which excludes restricted cash, as of March 31, 2023 was $7.2 million, consisting of $24.2 million in current assets and $17.0 million in current liabilities. Working capital as of December 31, 2022 was $15.7 million, consisting of $39.9 million in current assets and $24.2 million in current liabilities.

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

In June 2022, we executed an agreement to sub-sublease 4,772 square feet of our subleased office space in Boston. The term of the sub-sublease was from July 1, 2022 to June 30, 2025 and provided the sub-subtenant with an option to extend through to July 31, 2026. For the three months ended March 31, 2023, we recognized $43 thousand in lease income, which is classified within other income (expense), net in the condensed statement of operations.

In April 2023, we executed an agreement to terminate the lease for our remaining office space in Boston. Under the terms of the lease termination, we were required to pay a $0.2 million termination fee. Additionally, we have been released from our sub-sublease signed in June 2022 as it has been assigned to the Boston office space's landlord in conjunction with the agreement to terminate the lease for the remaining office space.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the three months ended March 31, 2023 and 2022, we recognized $0.3 million related to royalty payments under the Patent License. As of March 31, 2023, we have paid a total of $0.8 million in minimum annual royalty payments under the Patent License.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of our TCR-T Library Phase 1/2 Trial. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. No payments were made during the three months ended March 31, 2023 and 2022.

On October 5, 2018, we entered into the License Agreement with PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen. We refer to PGEN and Precigen together as Precigen. Under the License Agreement, we were obligated to pay Precigen an annual licensing fee of $0.1 million expected to be paid through the term of the License Agreement and we had also agreed to reimburse certain historical costs of Precigen up to $1.0 million.

Pursuant to the terms of the License Agreement, we were responsible for contingent milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we were also required to pay Precigen tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products as well as royalties ranging from low-single digits to mid-single digits on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We were also required to pay Precigen 20% of any sublicensing income received by us relating to the licensed products. We were also responsible for all development costs associated with each of the licensed products. Precigen was required to pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen's CAR products, up to a maximum royalty amount of $100.0 million. Pursuant to the A&R License Agreement, all royalty and milestone obligations between us and Precigen have been removed, and annual license payments due to Precigen have been reduced from $100 thousand to $75 thousand. Payment of the licensing fee is scheduled annually in the fourth quarter; therefore, in accordance with the terms of the agreement, no amounts were paid during the three months ended March 31, 2023 and 2022.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended March 31, 2023 and 2022, the Company did not record collaboration revenue under the License and Collaboration Agreement, dated March 7, 2011, as amended on July 31, 2014 between Solasia and us.

Critical Accounting Policies and Significant Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2022, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2023, based on information readily available, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2023, we had a net loss of $10.0 million, and, as of March 31, 2023, our accumulated deficit since inception in 2003 was $890.7 million. We expect our operating expenditures and net losses to increase significantly in connection with our ongoing clinical trial and our internal research and development capabilities. Further development of our product candidates will require substantial increases in our expenses as we:

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

As of March 31, 2023, we have approximately $37.4 million of cash and cash equivalents, including $13.9 million of restricted cash related to the amended Loan and Security Agreement. Given our current development plans and cash management efforts, we anticipate cash resources will be sufficient to fund operations into the fourth quarter of 2023. We have no committed sources of additional capital at this time. We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our condensed financial statements are issued. Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the condensed financial statements, which raises substantial doubt as to our ability to continue as a going concern.

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

On August 6, 2021, we entered into the Loan and Security Agreement with SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. In connection with the initial borrowing, we also issued warrants to SVB for the purchase of up to 432,844 shares of our common stock, in the aggregate, at an exercise price of $2.22 per share. Effective December 28, 2021, we entered into the First Amendment to the Loan and Security Agreement to, among other things, eliminate the additional tranche so that the $25.0 million we had drawn down was the full amount available under the SVB Facility. In connection with entering into the Amended Loan and Security Agreement we also amended and restated the warrants. These SVB Warrants provide for the purchase of up to 649,615 shares of our common stock, in the aggregate, with an exercise price of $1.16 per share. On May 1, 2023, we paid SVB all amounts outstanding under the amended Loan and Security Agreement, comprised of the entire outstanding principal amount of the SVB Facility, all accrued and unpaid interest and the Final Payment.

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

We may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed financial statements or could have a material adverse effect on our business and trading price of our securities.

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

We have identified material weaknesses in our internal control over financial reporting in the past. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements will not be prevented or detected on a timely basis.

Although the material weaknesses identified in the past have been remediated, we cannot assure you that any measures we have taken or may take in the future will be sufficient to avoid potential future material weaknesses. If we are unable to successfully remediate any future material weakness and maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in the identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our condensed financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Our plans to develop and commercialize non-viral adoptive TCR-T cell therapies can be considered a new approach to cancer treatment, the successful development of which is subject to significant challenges.

We are employing technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License described above, from Precigen, pursuant to the A&R License Agreement, and from NCI, pursuant to the Patent License described above, to pursue the development and commercialization of non-viral cellular therapies based on T-cells and TCRs, targeting solid tumor malignancy. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us to a number of challenges, including:

•
obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T-cell therapies for cancer;
•
designing and conducting our clinical trials using this new approach or selecting the appropriate TCRs in a way that may lead to optimal results;
•
identifying and manufacturing appropriate TCRs from either the patient or third parties that can be administered to the patient;
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

Our TCR-T cell therapies targeting solid tumors face significant competition from multiple companies, and their collaborators, in the TCR and CAR technology space. We face competition from several companies, including 2Seventy Bio, Achilles Therapeutics, Annoca, Adaptimmune Therapeutics, Affini-T Therapeutics, ArsenalBio, Athenex, BioNTech, Bristol-Myers Squibb, Immatics, Iovance Biotherapeutics, Kite (a Gilead company), Lion TCR, Lyell Immunopharma, Medigene, Neogene Therapeutics (a member of the AstraZeneca group), NexImmune, Nurix Therapeutics, PACT Pharma, Precigen, Tactiva Therapeutics, Takara Bio, T-Cure BioScience, T-knife Therapeutics, Triumvira Immunologics, TScan Therapeutics, Turnstone Biologics, Zelluna Immunotherapy and others. Many of these companies are either investigating TCR-T cells against germline antigens or are utilizing tumor infiltrating lymphocytes. Some are pursuing CAR-T cells for solid tumors. In contrast, we are focused on developing TCR-T cell products against neoantigens arising from somatic mutations in solid tumors.

Companies in the T-cell therapy segment that we believe to have target discovery platforms like ours include Adaptive Biotechnologies, Affini-T Therapeutics, Enara Bio, Immatics, Neogene Therapeutics (a member of the AstraZeneca group), PACT Pharma, T-knife Therapeutics, TScan Therapeutics and 3T Biosciences. Several companies, including Advaxis, Amgen, BioNTech, Geneos Therapeutics and Gritstone, are pursuing vaccine platforms to target neoantigens for solid tumors. Other companies are developing non-viral gene therapies, including Poseida Therapeutics, TScan Therapeutics and several companies developing CRISPR technology, including Captain T Cell and Crispr Therapeutics.

Several companies are pursuing the development of allogeneic CAR-T therapies, including Allogene Therapeutics, Atara Biotherapeutics and Precision Biosciences, which may compete with our product candidates. We also face competition from companies developing therapies using cells other than T cells such as Athenex, Fate Therapeutics, ImmunityBio, IN8bio, Nkarta Therapeutics and Takeda Pharmaceutical. Other competitors are developing T cells with cytokines, such as Fate Therapeutics and Obsidian Therapeutics. Finally, we also face competition from non-cellular treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Immatics, Immunocore, Incyte, Merck, Mirati and Roche.

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

Any termination of our licenses with Precigen, MD Anderson or the National Cancer Institute or our research and development agreements with MD Anderson and the National Cancer Institute could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

We are dependent on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson, Precigen and the NCI, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•
the scope of rights granted under the applicable license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes, and the technology and processes of Precigen, MD Anderson, the NCI and our other licensors, infringe intellectual property of the licensor that is not subject to the applicable license agreement;
•
our right to sublicense patent and other rights to third parties pursuant to our relationships with our licensors and partners;
•
whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License, the A&R License Agreement and our patent license agreement with the NCI;
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

We may not be able to retain the rights licensed to us and Precigen by MD Anderson or the rights licensed to us by the National Cancer Institute to technologies relating to TCR-T cell therapies and other related technologies.

Under the MD Anderson License, we, together with Precigen, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR-T cell and TCR-T cell therapies as well as either co-exclusive or non-exclusive licenses under certain related technologies. These proprietary methods and technologies, along with others within Precigen's technology suite and licensed to us by Precigen, may help realize the promise of genetically modified TCR-T cell therapies by controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, we and Precigen shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

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

Under the Patent License, we received an exclusive, worldwide license to certain intellectual property and patents from the NCI for TCRs we can introduce into T cells using transposon-based genetic engineering. These T cells may be used in our TCR-T Library Phase 1/2 Trial or in subsequent clinical trials, if initiated. The term of the Patent License shall expire with the last of the licensed patents. The NCI could terminate or modify the Patent License if it believes we have materially breached the Patent License, including by failing to meet the defined milestones by the required dates, and have not cured such breach within 90 days of receiving notice of such alleged breach. The NCI may also terminate the Patent License immediately upon our receipt of written notice of certain insolvency events. The Patent License is also subject to certain public use requirements wherein the NCI could require us to sublicense certain product candidates or terminate or modify the Patent License if we do not meet these public use requirements. The Patent License could also be terminated by the NCI if we are unable to pay the required benchmark payments or the annual minimum royalty payments.

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

The CRADA expired by its terms on January 9, 2022. In March 2022, we entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, we entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. If the NCI deprioritizes the work they are doing with us or otherwise limits their cooperation with us, our business may be negatively impacted.

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

Our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers and others.

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

*Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company's current and projected business operations and its financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March and May of 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, Signature Bank was closed by New York’s Department of Financial Services and First Republic Bank was closed by the California Department of Financial Protection and Innovation, and in each case the Federal Deposit Insurance Corporation was appointed as receiver. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

*A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have an adverse effect on our business, financial condition and results of operations.

The U.S. government reached its debt limit of $31.4 trillion in January 2023. Since then, the U.S. Department of Treasury implemented extraordinary measures to prevent default.

It is unclear if Congress and the President will reach an agreement to increase the U.S. government’s debt limit in a timely manner. The political stalemate over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations and related credit-rating downgrades. This creates uncertainty in the U.S. financial markets, domestic political conditions and interest rates which could have an adverse impact on our business and financial condition. Any disruption to the financial markets or an increase in interest rates may negatively impact our ability to raise capital within the time periods needed or on terms we consider acceptable, if at all. If the United States is unable to increase the U.S. government’s debt limit in a timely manner, the U.S. federal government, including agencies like the FDA, could shut down for a period of time and the United States could default or delay on payment of its obligations or both, which could have an adverse impact on financial markets and economic conditions in the United States and worldwide and an adverse effect on our business, financial condition and results of operations. Any government shutdown may delay our clinical development plans and increase costs related to funding and clinical development.

RISKS RELATED TO THE CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We have experienced, and may continue to experience, difficulties in patient enrollment in our ongoing TCR-T Library Phase 1/2 Trial and any future clinical trials for a variety of reasons, including impacts that have resulted or may result from the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

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
•
Such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA, New Drug Application, premarket approval, or PMA, or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

If the FDA does not allow our product candidates to enter later stage clinical trials or requires changes to the formulation or manufacture of our product candidates before commencing Phase 3 clinical trials, our ability to further develop, or seek approval for, such product candidates may be materially impacted. As such, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval of our product candidates or whether such a BLA will be accepted. Because we do not anticipate generating significant revenues unless and until we submit one or more BLAs and thereafter obtain requisite FDA approvals, the timing of our BLA submissions and FDA determinations regarding approval thereof will directly affect if and when we are able to generate significant revenues.

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

We have limited experience in biopharmaceutical manufacturing. In 2021, we began manufacturing our product candidates at our in-house current good manufacturing practices, or cGMP, manufacturing facility at our leased headquarters in Houston, Texas. Our ability to manufacture our product candidates depends on our hiring and retaining personnel with the appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to hire or retain these individuals, we may need to train additional personnel to fill the needed roles or engage with external contractors. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.

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

In addition, in many foreign countries, particularly the countries of the European Union, or the EU, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which included measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, promoted a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program and imposed a number of substantial new compliance provisions related to pharmaceutical companies' interactions with healthcare practitioners. The ACA also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research and a new Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Act. Further, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson and the NCI, as well as with respect to the Precigen technology, including Sleeping Beauty. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation, filing, and prosecution of such patent applications unless the parties agree that we or Precigen instead may control such activities. Although under the License Agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or implemented. Under the Patent License with the NCI for certain TCRs, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications and patents licensed to us. Although under the Patent License, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all its patent applications and patents licensed to us, we cannot guarantee that our comments will be solicited or implemented. Under our A&R License Agreement Precigen has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear all related costs incurred by it in regard to those actions. Precigen is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the A&R License Agreement Precigen has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson, the NCI or Precigen, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, the NCI and Precigen will file additional patent applications both in the United States and in other jurisdictions. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ patent portfolio:

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

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, or filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents, if any, that we may be able to obtain. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases at all, and because publications of discoveries in the scientific literature lag behind actual discoveries per se, neither we nor our licensors can be certain that others have not filed patent applications for technology used by us or covered by our pending patent applications. We cannot know with certainty whether we were the first to make and file for the inventions claimed in our owned patent portfolio, or whether our licensors were the first to make and file for the inventions claimed in our in-licensed patent portfolio. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. In addition, our own earlier filed patents and applications or those of MD Anderson, the NCI or Precigen may limit the scope of later patents we obtain, if any. If third parties file or have filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection, or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties directed to compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we license from MD Anderson, the NCI and Precigen is early-stage technology, and we are in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any third-party patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims have merit.

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

Annuities and other similar fees must be paid to the respective patent authority to maintain patents (or patents and patent applications) in most jurisdictions worldwide. Further, patent authorities in jurisdictions worldwide require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to submit documents with the necessary formal requirements, such as notarization and legalization. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have in-licensed patents and patent applications under the MD Anderson License, the Patent License and the A&R License Agreement. Under these agreements, we are subject to a range of obligations pertaining to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, and insurance.

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

*If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock.

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

During this 180-day period, we anticipate reviewing our options to regain compliance with the Minimum Bid Price Rule, including conducting a reverse stock split. On April 25, 2023, we filed a definitive proxy statement, which included a proposal to effect a reverse stock split, if needed in the discretion of our board of directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for-5 and 1-for-15, inclusive. On May 5, 2023, the closing price of our common stock was $0.59 per share. If we are unable to continue to meet the requirements for listing on the Nasdaq Global Select Market we may apply to Nasdaq to list our common stock on the Nasdaq Capital Market, which may also provide us up to an additional 180 days to regain compliance with the Minimum Bid Price Rule. Nasdaq would have to accept our application to list on the Nasdaq Capital Market and we would need to show our compliance with the other listing standards and provide Nasdaq written notice of our intention to cure the Bid Price deficiency. Should Nasdaq determine that we are not eligible to list on the Nasdaq Capital Market or we elect not to submit an application to transfer to the Nasdaq Capital Market, we will receive written notice that our common stock will be delisted, at which point we will have the opportunity to appeal that decision. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. If our common stock is delisted from Nasdaq, trading in our securities may be subject to the SEC’s “penny stock” rules. These “penny stock” rules will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

As described above, we are seeking approval from our stockholders to effect, if needed in the discretion of our board of directors, a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock in order to regain compliance with the Minimum Bid Price Rule. However, there can be no assurance that the reverse stock split will be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq.

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

*If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline. If our common stock is delisted by Nasdaq, the impact of analysts ceasing to cover our securities may negatively impact the price of our common stock more dramatically.

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

As of March 31, 2023, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the 2020 Equity Incentive Plan. As of March 31, 2023, under the 2020 Equity Incentive Plan and our 2012 Equity Incentive Plan, 13,313,246 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $1.54 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of March 31, 2023, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 22.5% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until either (i) our public float exceeds $250 million, as of the last business day of our most recently completed second quarter, if our annual revenues equal or exceed $100 million in our most recently completed fiscal year, or (ii) our public float exceeds $700 million, as of the last business day of our most recently completed quarter, if our annual revenues are less than $100 million in our most recently completed fiscal year.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, SEC File No. 001-33038, filed June 17, 2022).

3.2

Amended and Restated Bylaws of the Registrant, dated as of September 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

10.1+**	Amended and Restated Exclusive License Agreement, dated, April 3, 2023, by and between the Registrant and Precigen, Inc.

10.2+	Offer Letter, dated October 29, 2018, between the Registrant and Drew Deniger.

10.3+	Severance Agreement, dated July 29, 2019, between the Registrant and Drew Deniger.

10.4+	Employment Agreement, dated November 29, 2021, by and between the Registrant and Melinda K. Lackey.

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certifications of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.
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

**	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: May 10, 2023

By:

/s/ Michael Wong
Michael Wong
Vice President, Finance
(Principal Accounting Officer) Dated: May 10, 2023