Form 10-Q
period 2023-06-30
Alaunos Therapeutics, Inc.
filed 2023-08-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 240,627,055 shares.

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

These statements are based on management’s current beliefs and assumptions and on information currently available to management. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
our ability to successfully implement our strategic reprioritization or realize any or all of the anticipated benefits once implemented;
•
our ability to raise substantial additional capital to continue as a going concern and fund our planned operations in the near term and our strategic reprioritization in the longer term;
•
our ability to successfully consummate any strategic transactions, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions;
•
estimates regarding our expenses, use of cash, timing of future cash needs and anticipated capital requirements;
•
our ability to license additional intellectual property to support our strategic reprioritization or out-license our intellectual property and to comply with our existing license agreements;
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
•
the anticipated amount, timing and accounting of contract liabilities, milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses; and
•
our intellectual property position, including the strength and enforceability of our intellectual property rights.

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

i

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

•
Our strategic reprioritization may not be successful, specifically our focus on our hunTR TCR discovery platform may not yield results and we may be unsuccessful in identifying and implementing any strategic transaction.
•
Even if we successfully consummate a transaction from our strategic assessment, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
•
If a strategic transaction is not consummated, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We may require substantial additional financial resources to continue as a going concern, including through the strategic review process, and if we raise additional funds it may affect the value of your investment in our common stock.
•
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
•
We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
•
Should we resume development of our product candidates, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise adversely affected.
•
We have halted development of our product candidates very early in our development efforts. Our most advanced product candidates are only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a Biologics License Application, or BLA, to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.
•
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
•
Our stock price has been, and may continue to be, volatile.
•
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
•
We may effect a reverse stock split of our common stock, but it may not result in us obtaining the intended benefits.
•
Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$18,317	$39,058
Restricted cash	—	13,938
Receivables	4	4
Prepaid expenses and other current assets	457	799
Total current assets	18,778	53,799
Property and equipment, net	7,214	8,460
Right-of-use assets	1,434	2,136
Deposits	1	42
Other assets, non-current	500	500
Total assets	$27,927	$64,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,479	$1,389
Long-term debt, current	—	16,765
Accrued expenses	3,234	5,454
Lease liabilities, current	339	558
Total current liabilities	5,052	24,166
Lease liabilities, non-current	1,225	2,188
Other liabilities, non-current	—	28
Total liabilities	$6,277	$26,382
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 520,000,000 shares authorized, 240,627,055 shares issued and outstanding at June 30, 2023 and 420,000,000 shares authorized, 240,410,761 shares issued and outstanding at December 31, 2022	241	240
Additional paid-in capital	920,857	918,942
Accumulated deficit	(899,448)	(880,627)
Total stockholders' equity	21,650	38,555
Total liabilities and stockholders' equity	$27,927	$64,937

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Collaboration Revenue	$4	$—	$4	$—
Operating expenses:
Research and development	5,186	5,937	11,689	11,518
General and administrative	3,045	3,429	6,213	6,935
Gain on lease modification	(245)	(133)	(245)	(133)
Total operating expenses	7,986	9,233	17,657	18,320
Loss from operations	(7,982)	(9,233)	(17,653)	(18,320)
Other income (expense):
Interest expense	(1,068)	(740)	(1,921)	(1,425)
Other income, net	277	41	753	25
Other income (expense), net	(791)	(699)	(1,168)	(1,400)
Net loss	$(8,773)	$(9,932)	$(18,821)	$(19,720)
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.09)
Weighted average common shares outstanding, basic and diluted	239,797,574	214,998,893	239,738,789	214,972,876

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	240,627,055	$241	$919,943	$(890,675)	$29,509
Stock-based compensation	—	—	914	—	914
Net loss	—	—	—	(8,773)	(8,773)
Balance at June 30, 2023	240,627,055	$241	$920,857	$(899,448)	$21,650

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	240,410,761	$240	$918,942	$(880,627)	$38,555
Stock-based compensation	—	—	1,824	—	1,824
Issuance of common stock, net of expenses	216,294	1	91	—	92
Net loss	—	—	—	(18,821)	(18,821)
Balance at June 30, 2023	240,627,055	$241	$920,857	$(899,448)	$21,650

The accompanying notes are an integral part of these condensed financial statements.

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	215,950,561	$216	$901,546	$(852,640)	$49,122
Stock-based compensation	—	—	990	—	990
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(56,019)	—	—	—	—
Net loss	—	—	—	(9,932)	(9,932)
Balance at June 30, 2022	216,174,542	$216	$902,536	$(862,572)	$40,180

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	1,843	—	1,843
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(232,901)	—	—	—	—
Net loss	—	—	—	(19,720)	(19,720)
Balance at June 30, 2022	216,174,542	$216	$902,536	$(862,572)	$40,180

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,821)	$(19,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,395	1,374
Amortization of financing costs	1,339	405
Stock-based compensation	1,824	1,843
Decrease in the carrying amount of right-of-use assets	947	2,196
Gain on lease modification	(245)	(133)
Loss on disposal of equipment	10	—
Decrease in:
Receivables	—	1,111
Prepaid expenses and other current assets	342	316
Deposits	41	—
Other assets, non-current	—	131
Increase (decrease) in:
Accounts payable	90	(894)
Accrued expenses	(2,095)	(368)
Lease liabilities	(1,182)	(2,246)
Other liabilities, non-current	(28)	28
Net cash used in operating activities	(16,383)	(15,957)
Cash flows from investing activities:
Purchases of property and equipment	(196)	(86)
Proceeds from the disposal of property and equipment	38	—
Net cash used in investing activities	(158)	(86)
Cash flows from financing activities:
Proceeds from the issuance of common stock	92	—
Repayment of long-term debt	(18,105)	—
Debt extinguishment costs	(125)	—
Net cash used in financing activities	(18,138)	—
Net decrease in cash, cash equivalents and restricted cash	(34,679)	(16,043)
Cash, cash equivalents and restricted cash, beginning of period	52,996	76,054
Cash and cash equivalents, end of period	$18,317	$60,011
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,063	$1,002
Amounts included in accrued expenses related to property and equipment	$—	$17

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

On August 14, 2023, the Company announced a strategic reprioritization to focus on the development of its hunTR TCR discovery platform and wind down of its TCR-T Library Phase 1/2 trial. In connection with the reprioritization, the Company announced it intends to reduce its workforce by approximately 60%. Concurrently, the Company is considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company has engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process.

As of June 30, 2023, there were 240,627,055 shares of common stock outstanding and an additional 36,531,228 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2023, the Company had approximately $18.3 million of cash and cash equivalents. The Company’s accumulated deficit at June 30, 2023 was approximately $899.4 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2023. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

disclosures required by generally accepted accounting principles in the United States, or GAAP, have been condensed or omitted pursuant to such rules and regulations.

It is management’s opinion that the accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 7, 2023, or the Annual Report.

The results disclosed in the statements of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year 2023.

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

Our accrued expenses represent estimates of activity and costs incurred with vendors and counterparties. During the three and six months ended June 30, 2023, the Company revised estimated accrued expenses related to one of its de-prioritized clinical programs based on new information received from vendors. As a result, a $0.7 million credit has been recorded in research and development expense within the condensed statement of operations.

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

Effective December 28, 2021, the Company, entered into an amendment to the Loan and Security Agreement, or the First Amendment. The First Amendment extended the interest-only period through August 31, 2022. The First Amendment also eliminated the Term B Tranche, which remained unfunded, leaving only the Term A Tranche, or the SVB Facility. Under the amended Loan and Security Agreement, the SVB Facility was to mature on August 1, 2023. On May 1, 2023, the Company repaid its outstanding debt obligations under the amended Loan and Security Agreement in their entirety.

Refer to Note 4, Debt, for further discussion of the Loan and Security Agreement and the First Amendment.

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and six months ended June 30, 2023, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

2022 Public Offering

On November 29, 2022, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Cantor as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 24,228,719 shares, or the Firm Shares, of the Company’s common stock to Cantor at a price of $0.6191 per share.

The net proceeds to the Company from the Offering were $14.7 million (before accounting for the partial exercise of Cantor's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Under the terms of the Underwriting Agreement, the Company granted Cantor an option, exercisable for 30 days, to purchase up to an additional 3,634,307 shares of common stock, which we refer to, together with the Firm Shares, as the Shares, at the same price per

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

share as the Firm Shares. On January 5, 2023, Cantor partially exercised its option to purchase an additional 216,294 shares of common stock.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Debt

The carrying values of the Company's debt obligation were as follows:

	June 30,	December 31,
($ in thousands)	2023	2022
Loan and Security Agreement	$—	$17,395
Unamortized discount on Loan and Security Agreement	—	(630)
Total debt	$—	$16,765

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

All outstanding obligations under the amended Loan and Security Agreement were due and payable on August 1, 2023. In connection with the payment of all of the Company's outstanding obligations, the Company also owed SVB 5.75% of the original principal amounts borrowed as a final payment, or the Final Payment. Effective March 30, 2023, the Company entered into a Third Amendment to the Loan and Security Agreement, or the Third Amendment. Under the terms of the Third Amendment, the Company was no longer required to maintain all of its operating accounts, depository accounts and excess cash with SVB or one of its affiliates, and was instead only required to maintain a single operating or depository account at Silicon Valley Bank. The Third Amendment also modified the cash collateralization requirement, such that the Company was required to cash collateralize the entire sum of the outstanding principal amount of the SVB Facility, plus an amount equal to the Final Payment, which amount was to be reduced commensurate with each regularly scheduled monthly payment of principal and interest on the SVB Facility.

On May 1, 2023, the Company paid SVB an amount equal to the entire outstanding principal amount under the SVB Facility, all accrued and unpaid interest and the Final Payment. In accordance with the First Amendment, the payment was subject to a prepayment premium of 2.00%. During the three months ended June 30, 2023, the Company recorded the remaining amounts associated with the Final Payment of $0.5 million and the prepayment premium of $0.1 million as interest expense within the condensed statement of operations.

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

The issuance costs for the Loan and Security Agreement, including the First Amendment, were approximately $1.2 million and primarily related to the issuance of the SVB Warrants, which were amortized into interest expense over the term of the loan. Interest expense, including the amortization of issuance costs, was $1.1 million for the three months ended June 30, 2023 and was $1.9 million for the six months ended June 30, 2023, compared to $0.7 million for the three months ended June 30, 2022 and $1.4 million for the six months ended June 30, 2022.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2023 and December 31, 2022 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$18,019	$18,019	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$38,058	$38,058	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

There have been no changes to the valuation methods during the three or six months ended June 30, 2023. We had no financial assets or liabilities that were classified as Level 2 or Level 3 during the three or six months ended June 30, 2023.

6.
Net loss per share

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, unvested restricted stock and warrants and, as such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of June 30, 2023 and 2022:

	June 30,
	2023	2022
Common stock options	13,608,886	10,086,635
Unvested restricted stock	657,187	1,159,688
Warrants	22,922,342	22,922,342
	37,188,415	34,168,665

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

For the three and six months ended June 30, 2023, Eden BioCell incurred a net loss and the Company continues to have no commitment to fund its operations. In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity has been dissolved as of July 2023. Refer to Note 12, Joint Venture, for further details.

8.
Leases

On April 19, 2023, the Company terminated its office lease in Boston, Massachusetts, which was set to expire on August 31, 2026. In connection with the termination, the Company also assigned to the landlord its sub-sublease of the Boston office space, which had a term expiring on June 30, 2025 with an option to extend through July 31, 2026. Termination costs for the Boston office lease were $0.2 million. A gain of $0.2 million was recorded on the lease termination during the three and six months ended June 30, 2023.

In April 2022, the Company modified its real estate lease agreement executed on December 15, 2020 with MD Anderson for office space in Houston, Texas, which reduced the Company's leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was recorded on the lease modification during the three and six months ended June 30, 2022.

9.
Commitments and Contingencies

License Agreements

Exclusive License Agreement with Precigen

On October 5, 2018, the Company entered into an exclusive license agreement, or License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. Except where the context otherwise requires, the Company refers to PGEN and Precigen together as Precigen. Pursuant to the terms of the License Agreement, the Company had exclusive, worldwide rights to research, develop and commercialize (i) TCR products designed for neoantigens for the treatment of cancer, (ii) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (iii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between the Company, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN. Under the License Agreement, the Company also had exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

sublicensing income received by us relating to the licensed products. The Company was responsible for all development costs associated with each of the licensed products.

Precigen was obligated to pay the Company royalties up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the three or six months ended June 30, 2023 and 2022.

On April 3, 2023, the Company entered into the Amended and Restated Exclusive License Agreement with Precigen, or the A&R License Agreement, which restated and amended the License Agreement in full. Under the A&R License Agreement, the Company still has exclusive, worldwide rights to research, develop and commercialize TCR products designed for neoantigens or driver mutations for the treatment of cancer and non-exclusive rights to use non-driver mutation TCRs. The Company further maintains its exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

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

License Agreement and 2015 Research and Development Agreement —The University of Texas MD Anderson Cancer Center

On January 13, 2015, the Company, together with Precigen, entered into a license agreement, or the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with Precigen, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For each of the three months ended June 30, 2023 and June 30, 2022, the Company incurred clinical expenses of $0.2 million from MD Anderson related to the 2019 R&D Agreement. For the six months ended June 30, 2023, the Company incurred clinical expenses of $0.4 million from MD Anderson related to the 2019 R&D Agreement compared to $0.3 million for the six months ended June 30, 2022.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of June 30, 2023, the milestones have not been met.

License Agreement with the NCI

On May 28, 2019, the Company entered into a patent license agreement, or the Patent License, with the National Cancer Institute, or the NCI. Pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, pursuant to the Patent License, the Company holds an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies. Prior to January 1, 2023, the Company had entered into several amendments to the Patent License in order to expand its TCR library to include additional TCRs reactive to mutated KRAS and TP53 neoantigens licensed from the NCI.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

For the three months ended June 30, 2023, the Company recognized $0.1 million in license expenses to the NCI under this agreement, compared to $0.2 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company recognized $0.4 million in license expenses to the NCI under this agreement, compared to $0.5 million for the six months ended June 30, 2022.

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

The NCI has a cleared Investigational New Drug Application, or IND, that would permit them to begin this trial. To the Company's knowledge, the trial has not yet begun enrollment. The progress and timeline for this trial, including the timeline for dosing patients, are under control of the NCI.

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program; however, for the third and fourth quarters of 2021, the Company was not required to make payments toward the program as agreed with the NCI. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company recorded expenses of $0.3 million under the CRADA for the three months

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

ended June 30, 2023 and $0.5 million for the six months ended June 30, 2023, compared to $0 for the three and six months ended June 30, 2022.

On August 14, 2023, the Company announced that it had provided the requisite notice to terminate the CRADA, pursuant to its terms, effective October 13, 2023, in light of the Company’s focus on its hunTR platform.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and six months ended June 30, 2023 and 2022, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three and six months ended June 30, 2023, the Company earned $4 thousand in collaboration revenue and did not earn royalty revenues on net sales under the Solasia License and Collaboration Agreement. The Company did not earn collaboration revenue or royalty revenues on net sales under the Solasia License and Collaboration Agreement during the three and six months ended June 30, 2022.

10.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	180	214	356	528
General and administrative	734	776	1,468	1,315
Stock-based compensation expense	$914	$990	$1,824	$1,843

The Company granted an aggregate of 620,000 stock options during the three months ended June 30, 2023, with a weighted-average grant date fair value of $0.36 per share, and granted an aggregate of 3,685,167 stock options during the six months ended June 30, 2023, with a weighted-average grant date fair value of $0.39 per share. The Company granted an aggregate of 692,500 stock options during the three months ended June 30, 2022, with a weighted-average grant date fair value of $0.55 per share, and granted an aggregate of 3,382,500 stock options during the six months ended June 30, 2022, with a weighted-average grant date fair value of $0.48 per share.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

For the three and six months ended June 30, 2023 and 2022, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.51 – 3.84%	2.83 – 3.54%	3.51 – 3.87%	1.63 – 3.54%
Expected life in years	5.27 – 6.25	5.27 – 6.25	5.06 – 6.25	5.27 – 6.25
Expected volatility	90.04 – 95.36%	78.58 – 82.97%	89.69 – 95.63%	74.49 – 82.97%
Expected dividend yield	—%	—%	—%	—%

2.

Stock option activity under the Company’s stock option plans for the six months ended June 30, 2023 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	10,408,622	$1.84
Granted	3,685,167	0.51
Cancelled	(484,903)	1.62
Outstanding, June 30, 2023	13,608,886	$1.49	8.36	$45
Options exercisable, June 30, 2023	5,308,410	$2.14	6.64	$2
Options exercisable, December 31, 2022	3,891,598	$2.46	8.08	$—
Options available for future grant, June 30, 2023	12,259,824

At June 30, 2023, total unrecognized compensation costs related to unvested stock options outstanding amounted to $5.8 million. The cost is expected to be recognized over a weighted-average period of 1.83 years.

A summary of the status of unvested restricted stock for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	939,062	$1.40
Vested	(281,875)	0.84
Unvested, June 30, 2023	657,187	$1.64

At June 30, 2023, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.8 million. The cost is expected to be recognized over a weighted-average period of 1.61 years.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4, Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the First Amendment, as described in Note 4, Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 649,615 shares of common stock, in the aggregate, with an exercise price of $1.16 per share. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance. As of June 30, 2023, none of the SVB Warrants have been exercised.

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

For the three and six months ended June 30, 2023 and 2022, Eden BioCell incurred a net loss. In September 2021, TriArm and the Company mutually agreed to dissolve the joint venture, which has now been terminated. The Eden BioCell entity has been dissolved as of July 2023.

13.
Subsequent Events

On August 14, 2023, the Company announced a strategic reprioritization to focus on the development of its hunTR TCR discovery platform and wind down of its TCR-T Library Phase 1/2 trial. In connection with the reprioritization, the Company announced it intends to reduce its workforce by approximately 60%. Concurrently, the Company is considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company has engaged Cantor to act as strategic advisor for this process. In addition, on August 14, 2023, the Company announced that it had provided the requisite notice to the NCI to terminate the CRADA, pursuant to its terms, effective October 13, 2023, in light of the Company's focus on its hunTR platform.

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

Overview

We have operated as a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We have leveraged our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with the MD Anderson Cancer Center, or MD Anderson, we have been enrolling and treating patients for a Phase 1/2 clinical trial evaluating 12 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2023, we had a net loss of $18.8 million, and as of June 30, 2023, we have incurred approximately $899.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses.

Recent Developments

Strategic Reprioritization

On August 14, 2023, we announced a strategic reprioritization to focus on the development of our hunTR TCR discovery platform and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we announced that we intend to reduce our workforce by approximately 60%. Concurrently, we are considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, on August 14, 2023, we announced that we had provided the requisite notice to the NCI to terminate the Cooperative Research and Development Agreement, dated January 9, 2017, by and among us, the National Cancer Institute, or the NCI, and Intrexon Corporation, or Intrexon, as amended (such agreement referred to herein as the CRADA), pursuant to its terms, effective October 13, 2023, in light of our focus on our hunTR platform.

TCR-T Library Phase 1/2 Trial

We continued actively enrolling patients in our TCR-T Library Phase 1/2 Trial targeting KRAS, TP53 and EGFR hotspot mutations across six solid tumor indications throughout the second quarter of 2023. We have dosed multiple patients this year.

We presented early clinical and translational data from the Phase 1/2 Trial at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2023, during which we highlighted early data from the first three patients with refractory solid tumors expressing KRAS or TP53 mutations. In the trial we have observed a first-in-human response for non-viral TCR-T cell therapy, as well as proof-of-concept for the non-viral Sleeping Beauty cell engineering platform in effective manufacturing of TCR-T cell therapies, with all products achieving >90% TCR positivity. In our translational data, Sleeping Beauty TCR-T cells were observed to engraft effectively in lung, colorectal and pancreatic cancer patients and were persistent in peripheral blood at the last follow-up. Post-treatment tumor biopsies showed infiltration of functional TCR-T cells and retention of both HLA and mutations. These data were also shared in a presentation at the 2nd Hawaii Global Summit on Thoracic Malignancies in June 2023.

Eight patients have been treated in the Company’s TCR-T Library Phase 1/2 Trial to date, six of which are evaluable as of the date of filing. The trial showed that the Company’s T-cells were generally well-tolerated in all evaluable participants and achieved an 83%

disease control rate in evaluable patients with metastatic, refractory solid tumors. Disease control is measured by objective responses and stable disease. Persistence of TCR-T cells in peripheral blood was detected in all evaluable patients at last follow-up prior to filing.

hunTR® Platform

We have discovered multiple proprietary TCRs targeting driver mutations through our hunTR® TCR discovery platform. The hunTR® platform can rapidly interrogate T-cell responses and has the potential to expand to multiple targets or cancer indications. Using hunTR®, we have demonstrated the ability to isolate neoantigen specific TCRs from tumor resident T-cells. The presence of these diver mutation specific T-cells in the tumor potentially validates the relevance of the mutated target and safety of the TCR for use in other cancer patients expressing the same neoantigen.

Listing Transfer to Nasdaq Capital Market

On July 5, 2023, we transferred our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market. In connection with the transfer, we are eligible for an additional 180 calendar day period, or until January 2, 2024, to regain compliance with the Minimum Bid Price Rule (as defined below).

Financial Overview

Collaboration Revenue

We recognize research and development funding revenue over the estimated period of performance. To date we have not generated product revenue. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenue.

Research and Development Expenses

Our research and development expenses have historically consisted primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities, reagents, and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to contract research organizations, or CROs, in conjunction with clinical trials, fees paid to CROs in conjunction with costs of materials used in research and development, consulting, license and milestone payments and sponsored research fees paid to third parties.

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

Results of Operations

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Research and Development Expenses

Research and development expenses during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Research and development expenses	$5,186	$5,937	$(751)	(13)%	$11,689	$11,518	$171	1%

Research and development expenses for the three months ended June 30, 2023 decreased by $0.8 million when compared to the three months ended June 30, 2022, primarily due to an accrual adjustment related to one of our de-prioritized clinical programs of $0.7 million and a $0.1 million decrease in consulting expenses due to reduced use of consultants.

Research and development expenses for the six months ended June 30, 2023 increased by $0.2 million when compared to the six months ended June 30, 2022, primarily due to a $2.0 million increase in expenses related to our incremental manufacturing and hunTR efforts. This increase was partially offset by a $0.7 million decrease due to an accrual adjustment related to one of our de-prioritized clinical programs, a $0.8 million decrease in employee related expenses due to our reduced headcount, a $0.1 million decrease in consulting expenses due to the reduced use of consultants and a $0.2 million decrease in facilities costs due to the termination of one of our leases.

For the three and six months ended June 30, 2023, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers. We expect our research and development expenses to decrease significantly going forward as we reduce investment in our clinical and pre-clinical programs and reduce our workforce.

General and Administrative Expenses

General and administrative expenses during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
General and administrative expenses	$3,045	$3,429	$(384)	(11)%	$6,213	$6,935	$(722)	(10)%

General and administrative expenses for the three months ended June 30, 2023 decreased by $0.4 million as compared to the three months ended June 30, 2022, primarily due to lower employee related expenses of $0.1 million due to our reduced headcount, a $0.1 million decrease in consulting and professional services expenses related to lower legal costs and the reduced use of consultants and a $0.2 million decrease in insurance fees.

General and administrative expenses for the six months ended June 30, 2023 decreased by $0.7 million as compared to the six months ended June 30, 2022, primarily due to lower employee related expenses of $0.1 million due to our reduced headcount, a $0.2 million decrease in consulting and professional services expenses related to lower legal costs and the reduced use of consultants, a $0.3 million decrease in insurance fees and a $0.1 million decrease in facilities-related costs due to the termination of one of our leases. We expect general and administrative expenses to increase in connection with our strategic reprioritization, including potential legal, accounting and advisory expenses and other related charges.

Gain on Lease Modification

Gain on lease modifications during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Gain on lease modification	$(245)	$(133)	$(112)	84%	$(245)	$(133)	$(112)	84%

Gain on lease modification during the three and six months ended June 30, 2023 was $0.2 million as compared to $0.1 million during the three and six months ended June 30, 2022. As a result of a real estate lease termination during the three months ended June 30, 2023, the associated lease liability and right-of-use asset were derecognized, resulting in a gain of $0.2 million. Following a real estate lease modification during the three months ended June 30, 2022, the associated lease liability and right-of-use asset were remeasured based on the revised lease payments, resulting in a gain of $0.1 million.

Other Expense, Net

Other expense, net during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Interest expense	$(1,068)	$(740)	$(328)	44%	$(1,921)	$(1,425)	$(496)	35%
Other income, net	277	41	236	576%	753	25	728	2912%
Total	$(791)	$(699)	$(92)	13%	$(1,168)	$(1,400)	$232	(17)%

Other expense, net for the three months ended June 30, 2023 increased by $0.1 million as compared to the three months ended June 30, 2022, primarily due to higher interest expense of $0.3 million associated with our former amended Loan and Security Agreement (as defined below), partially offset by higher interest income of $0.2 million as a result of higher interest rates.

Other expense, net for the six months ended June 30, 2023 decreased by $0.2 million as compared to the six months ended June 30, 2022, primarily due to higher interest income of $0.7 million as a result of increasing interest rates, partially offset by higher interest expense of $0.5 million associated with our former amended Loan and Security Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our equity securities, term debt and collaborations. Through June 30, 2023, we have received an aggregate of $729.2 million from issuances of equity.

On August 14, 2023, we announced a strategic reprioritization to focus on the development of our hunTR TCR discovery platform and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we announced that we intend to reduce our workforce by approximately 60%. Concurrently, we are considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor to act as strategic advisor for this process.

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

2022 Public Offering

On November 29, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Cantor as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 24,228,719 shares of our common stock, or the Firm Shares, to Cantor at a price of $0.6191 per share.

Our net proceeds from the Offering were $14.7 million (before accounting for the partial exercise of Cantor's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by us.

Under the terms of the Underwriting Agreement, we granted Cantor an option, exercisable for 30 days, to purchase up to an additional 3,634,307 shares of common stock, or, together with the Firm Shares, the Shares, at the same price per share as the Firm Shares. On January 5, 2023, Cantor partially exercised its option to purchase an additional 216,294 shares of common stock.

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and six months ended June 30, 2023, there were no sales of our common stock under the Equity Distribution Agreement.

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

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
($ in thousands)
Net cash used in:
Operating activities	$(16,383)	$(15,957)
Investing activities	(158)	(86)
Financing activities	(18,138)	—
Net decrease in cash and cash equivalents	$(34,679)	$(16,043)

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

Net cash used in operating activities for the six months ended June 30, 2023 was $16.4 million, as compared to net cash used in operating activities of $16.0 million for the six months ended June 30, 2022. The increase in net cash used in operating activities was primarily related to changes in working capital.

The net cash used in operating activities for the six months ended June 30, 2023 was primarily due to our net loss of $18.8 million, adjusted for $5.3 million of non-cash items such as depreciation, stock-based compensation, gain on lease modification and a decrease in the carrying amount of right-of-use lease assets, a $2.1 million decrease in accrued expenses, a $1.2 million decrease in lease liabilities, offset by a decrease in accounts payable of $0.1 million and a decrease to prepaid expenses and other assets of $0.3 million.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2023, compared to $0.1 million for the six months ended June 30, 2022. The increase was primarily related to the purchase of equipment to support our internal cell therapy capabilities in our Houston facilities.

Net cash used in financing activities for the six months ended June 30, 2023 was $18.1 million, primarily related to the full repayment of long-term debt. There was no net cash used in financing activities for the six months ended June 30, 2022.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of June 30, 2023, our accumulated deficit was approximately $899.4 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs, including those resulting from the recently announced exploration of strategic alternatives and related workforce reduction.

As of June 30, 2023, we had approximately $18.3 million of cash and cash equivalents. In light of our recent announcement that we are engaging in a strategic reprioritization, including halting further development programs and reducing our workforce, we anticipate our cash resources will be sufficient to fund our operations into the fourth quarter of 2023. In order to continue our operations beyond our forecasted runway, including if necessary to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Working capital as of June 30, 2023 was $13.7 million, consisting of $18.8 million in current assets and $5.1 million in current liabilities. Working capital as of December 31, 2022 was $15.7 million, consisting of $39.9 million in current assets and $24.2 million in current liabilities.

Operating Leases

Our commitments for operating leases relate to laboratory and office space in Houston, Texas.

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

In April 2023, we executed an agreement to terminate the lease for our remaining office space in Boston, Massachusetts. Under the terms of the lease termination, we were required to pay a $0.2 million termination fee. Additionally, we have been released from a sub-sublease of certain of our office space in Boston signed in June 2022 as it has been assigned to the Boston office space's landlord in conjunction with the agreement to terminate the lease for the remaining office space.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the three months ended June 30, 2023 and 2022, we recognized $0 related to royalty payments under the Patent License, and we recognized $0.3 million in royalty payments under the Patent License for the six months ended June 30, 2023 and 2022. As of June 30, 2023, we have paid a total of $0.8 million in minimum annual royalty payments under the Patent License.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of our TCR-T Library Phase 1/2 Trial. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. No payments were made during the three and six months ended June 30, 2023, as compared to $0.1 million during the three and six months ended June 30, 2022.

On October 5, 2018, we entered into the License Agreement with PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen. Except where the context otherwise requires, we refer to PGEN and Precigen together as Precigen. Under the License Agreement, we were obligated to pay Precigen an annual licensing fee of $0.1 million expected to be paid through the term of the License Agreement and we had also agreed to reimburse certain historical costs of Precigen up to $1.0 million.

Pursuant to the terms of the License Agreement, we were responsible for contingent milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we were also required to pay Precigen tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products as well as royalties ranging from low-single digits to mid-single digits on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We were also required to pay Precigen 20% of any sublicensing income received by us relating to the licensed products. We were also responsible for all development costs associated with each of the licensed products. Precigen was required to pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen's CAR products, up to a maximum royalty amount of $100.0 million. Pursuant to the A&R License Agreement, all royalty and milestone obligations between us and Precigen have been removed, and annual license payments due to Precigen have been reduced from $100 thousand to $75 thousand. Payment of the licensing fee is scheduled annually in the fourth quarter; therefore, in accordance with the terms of the agreement, no amounts were paid during the three and six months ended June 30, 2023 and 2022.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three and six months ended June 30, 2023, the Company recorded collaboration revenue of $4 thousand under the License and Collaboration Agreement, dated March 7, 2011, as amended on July 31, 2014 between Solasia and us, compared to $0 for the three and six months ended June 30, 2022.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2022, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, based on information readily available, other than as described below, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

KBI Biopharma Litigation

On March 17, 2023, KBI Biopharma, Inc., or KBI, filed a complaint against us in the District Court of Harris County, Texas, 165th Judicial District, asserting breach of an Amended and Restated Master Services Agreement between us and KBI relating to the development of an autologous gene modified T-cell therapy product, or the KBI Agreement. KBI is primarily seeking unspecified monetary damages in excess of $3.2 million. On May 1, 2023, we filed an answer generally denying all of KBI’s allegations and asserting affirmative and other defenses as well as counterclaims for breach of the KBI Agreement and conversion. A trial date has been set for May 2024.

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

RISKS RELATED TO OUR STRATEGIC REPRIORITIZATION

*Our strategic reprioritization may not be successful, specifically our focus on our hunTR TCR discovery platform may not yield results and we may be unsuccessful in identifying and implementing any strategic transaction.

On August 14, 2023, we announced a strategic reprioritization to focus on the development of our hunTR TCR discovery platform and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we announced that we intend to reduce our workforce by approximately 60%. Concurrently, we are considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor to act as strategic advisor for this process.

We believe there is value in our hunTR TCR discovery platform and anticipate increased focus on it will drive improvements in it and make it a more valuable asset. However, the platform is experimental. There can be no assurances that increased focus on the platform will yield increased results, including the discovery of more TCRs or discovering them more quickly or efficiently, or succeed in improving the platform’s appeal and increasing its value. Even if we do succeed in discovering additional TCRs, we may be unable to successfully monetize the new TCRs either through partnerships or out-licensing.

In addition, following this announcement, we expect to devote substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving the Company may place minimal or no value on our assets or our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving the Company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

*Even if we successfully consummate a transaction from our strategic assessment, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment is highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to obtain value for our product candidates or technologies, if divested. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated timeframe, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

*We may require substantial additional financial resources to continue as a going concern, including through the strategic review process, and if we raise additional funds it may affect the value of your investment in our common stock.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2023, we had a net loss of $18.8 million, and, as of June 30, 2023, our accumulated deficit since inception in 2003 was $899.4 million. Although we are in the process of implementing the Plan (as defined below) in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. In connection with our strategic reprioritization, we unilaterally terminated the CRADA. As a result of such termination, we may be obligated to pay the NCI certain costs or be unable to recoup certain amounts already paid related to their work under the CRADA. Such amounts may further reduce our cash runway.

As of June 30, 2023, we have approximately $18.3 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the fourth quarter of 2023. We have not set a timetable for completion of the strategic review process, and our Board of Directors has not approved a definitive course of action. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

We anticipate that our exploration of strategic alternatives will make it more difficult to raise additional capital. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, creating liens, making capital expenditures or declaring dividends, which may further constrain our ability to execute on strategic alternatives.

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

The forecast of cash resources is forward-looking information that involves risks and uncertainties, and our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, the progress of our strategic review and the pursuit of and progress on one or more options identified in such review. Global political and economic events, including the war in Ukraine and increased inflation, have already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or make the terms of any available financing less attractive, which could in the future negatively affect our operations.

*If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any counterparty business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

*If a strategic transaction is not consummated, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

*Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, on August 14, 2023, we implemented a restructuring plan that included reducing our workforce by approximately 60%, with remaining employees focused on our hunTR TCR discovery platform. We estimate that such reduction in force will be substantially completed in August 2023. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

*Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 14, 2023, in connection with the evaluation of strategic alternatives and in order to extend its resources, our Board of Directors approved a restructuring plan, or the "Plan," that includes reducing our workforce by approximately 60%, with remaining employees primarily focused on our hunTR TCR discovery platform. In addition, the Plan includes a discontinuation of our clinical development programs and further prioritization of our resources as we assess strategic alternatives. We estimate that we will incur approximately $2.5 to $3.0 million for retention, severance and other employee termination-related costs in the third and fourth quarters of 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

*We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC or other governmental agencies. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

RISKS RELATED TO OUR BUSINESS

*We may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We may also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

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

*The development and commercialization of non-viral adoptive TCR-T cell therapies could be considered a new approach to cancer treatment, the successful development of which is subject to significant challenges.

We have employed technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License, described above, from Precigen, pursuant to the A&R License Agreement, and from NCI, pursuant to the Patent License described above, to pursue the development and commercialization of non-viral cellular therapies based on T-cells and TCRs, targeting solid tumor malignancy. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates is subject to a number of challenges, including:

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

Should we resume our clinical programs, we cannot assure you that we will be able to successfully address these challenges, which could prevent us from achieving our research, development and commercialization goals. In addition, these challenges may diminish the value of our assets in the execution of any strategic alternative.

*Should we resume development of our product candidates, we will need to recruit, hire and retain qualified personnel.

On August 14, 2023, we announced a Plan that included reducing our workforce by approximately 60%. We estimate that such reduction in force will be substantially completed in August 2023. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The reduction includes employees responsible for key aspects of our clinical development program.

Should we in the future resume development of our product candidates, we may not be able to attract or retain qualified management and commercial, scientific, manufacturing and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

*Any termination of our licenses with Precigen, MD Anderson or the National Cancer Institute or our research and development agreements with MD Anderson and the National Cancer Institute could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

Our clinical programs depend on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson, Precigen, and the NCI, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to develop or monetize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson, Precigen and the NCI, on acceptable terms, we may be unable to successfully monetize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to monetize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

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

*We have historically been partly reliant on the NCI for research and development and early clinical testing of certain of our product candidates and the termination of the CRADA gives the NCI certain rights thereunder.

A portion of our research and development has been conducted by the NCI under the CRADA entered into in January 2017 and which was amended in March 2018, February 2019, March 2022 and June 2022. Under the CRADA, the NCI, with Dr. Steven A. Rosenberg as the principal investigator, has been responsible for conducting a clinical trial using the Sleeping Beauty system to express TCRs for the treatment of solid tumors.

The CRADA expired by its terms on January 9, 2022. In March 2022, we entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, we entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025.

On August 14, 2023, we announced a strategic reprioritization to focus on the development of our hunTR TCR discovery platform and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we announced that we had provided the requisite notice to NCI to terminate the CRADA, pursuant to its terms, effective October 13, 2023. The termination of the CRADA would make it difficult to resume development of our product candidates, should we in the future consider doing so. Our unilateral termination gives the NCI certain rights under the CRADA. Specifically, it provides for (i) the NCI to receive any costs incurred for which we have not previously reimbursed it and reasonable termination costs; (ii) the option for the NCI to retain any funds we transferred to it for use in completing the research plan, as specified in the CRADA; and (iii) the NCI to receive sufficient quantities of materials to complete the research plan, as specified in the CRADA. In addition, under specified circumstances, we may be required to provide funding for NCI personnel costs for up to six months after the termination date. Furthermore, under specified circumstances, we may be required to transfer the NCI all necessary information to contract for materials to complete the research plan, as specified in the CRADA, and the NCI will receive a nonexclusive, irrevocable, world-wide, paid-up license to practice, for or on behalf of the government for the products described in the schedules of the CRADA.

*Should we resume development of our product candidates, we may not be able to commercialize them, generate significant revenues, or attain profitability.

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

*Our operating history makes it difficult to evaluate our business and prospects.

We have not previously completed any pivotal clinical trials, submitted a BLA or demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. If we resume development of our product candidates, successful commercialization of any product candidates will require us to perform a variety of functions, including:

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

*Our business subjects us to the risk of liability claims associated with the use of hazardous materials and chemicals.

Our contract research and development activities have involved and may in the future involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could have a materially adverse effect on our business, financial condition, and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require our contractors to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

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

*Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

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

*We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Although we have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, we cannot guarantee that those measures will be successful in preventing any such security incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Such legal claims or proceedings, liability or government enforcement actions may make it more difficult to consummate opportunities presented to us during our search for a strategic alternative. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research, development and commercialization activities, process and prepare Company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. If the technology supporting our hunTR discovery engine were to experience a cyber-incident resulting in the disclosure or theft of our proprietary screening software or library of TCRs, its value may decrease and our business, or ability to consummate a strategic transaction, may be materially and negatively impacted. While we are not aware of any such material system failure, accident or security breach to date, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our search for a strategic alternative negatively impacted.

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

RISKS RELATED TO THE CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

*Should we resume development of our product candidates, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise adversely affected.

We have experienced, and may in the future experience, difficulties in patient enrollment in our TCR-T Library Phase 1/2 Trial and any future clinical trials for a variety of reasons, including impacts that resulted from the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

•
Our reputation as a result of halting our ongoing clinical development;
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

Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us because some of our potential patients may instead opt to enroll in a clinical trial being conducted by one of our competitors. In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use if we resume development of our product candidates, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because our product candidates address patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial, which would require additional patient enrollment.

Delays in completing patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these clinical trials and adversely affect our ability to advance the development of our product candidates.

*Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, should we resume development.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
Such authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
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
•
We, or any of our collaborators, may be unable to demonstrate that a product candidate is safe and effective, and that the therapeutic product candidate’s clinical and other benefits outweigh its safety risks;
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

*We have halted development of our product candidates very early in our development efforts. Our most advanced product candidates are only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a BLA to the FDA and any failure or delay in completing clinical trials for our product candidates could harm our business.

Our product candidates are in various stages of development and require extensive clinical testing. Our most advanced product candidates are in our TCR-T Library Phase 1/2 Trial. Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. Failure can occur at any stage of a clinical trial, and we can encounter problems that cause us to delay the start of, abandon or repeat clinical trials. Some factors which may lead to a delay in the commencement or completion of our clinical trials, if resumed, include: requests for additional nonclinical data from regulators, unforeseen safety issues, dosing issues, lack of effectiveness during clinical trials, difficulty recruiting or monitoring patients, or difficulty manufacturing clinical products, among other factors.

As they enter later stages of development, product candidates generally will become subject to more stringent regulatory requirements, including the FDA’s requirements for chemistry, manufacturing and controls for product candidates entering Phase 3 clinical trials. There is no guarantee the FDA will allow us or any potential licensee to commence Phase 3 clinical trials for product candidates studied in earlier clinical trials.

If the FDA does not allow our product candidates to enter later stage clinical trials or requires changes to the formulation or manufacture of our product candidates before commencing Phase 3 clinical trials, the ability to further develop, or seek approval for, such product candidates may be materially impacted. As such, we cannot predict with any certainty if or when we might submit a

BLA for regulatory approval of our product candidates or whether such a BLA will be accepted. Because we do not anticipate generating significant revenues unless and until we submit one or more BLAs and thereafter obtain requisite FDA approvals, the timing of our BLA submissions and FDA determinations regarding approval thereof will directly affect if and when we are able to generate significant revenues.

In addition, we have halted development of our product candidates. There is an additive degree of risk to any development program that is paused because the time to restart the program and the associated expense may be longer and more costly than previously anticipated. It may also not be possible to restart the program altogether.

*Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events, including potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates, should we resume it. The FDA or foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. If a serious adverse event were to occur in a trial, the FDA may place a hold on the clinical trial.

The product-related side effects could affect patient recruitment or the ability of enrolled patients to resume and complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the institutions that collaborate with us, as toxicities resulting from our novel technologies may not be normally encountered in the general patient population and by medical personnel. Should we resume product development or begin commercialization, we expect to have to train medical personnel using our product candidates to understand their side effect profiles. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death. Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our product candidates, a number of potentially significant negative consequences could result, including:

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

*Our cellular therapy immuno-oncology product candidates rely on the availability of reagents, specialized equipment and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products, should we resume these activities.

Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We have depended on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates, including DNA plasmids, which we used as the vector to insert our TCRs into human T cells. Some of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with some of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing, should we resume those activities.

For some of these reagents, equipment, infrastructure, and materials, we may rely on sole source vendors or a limited number of vendors. An inability to source product from any of these suppliers, or source product on commercially reasonable terms, which could be due to, among other things, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, supply chain issues or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our ability to conduct clinical trials, should we resume them, which could significantly harm our business.

In addition, some of the reagents and products used by us may be stored at a single vendor. The loss of materials located at a single vendor, or the failure of such a vendor to manufacture clinical product in accordance with our specifications, would impact our ability to conduct clinical trials and continue the development of our products, should we resume it. Further, manufacturing replacement material may be expensive and require a significant amount of time, which may further impact our clinical programs.

If we resume developing and scaling our manufacturing process, we expect that we will need to obtain additional rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to maintain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical trials, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.

*We have limited experience producing and supplying our product candidates. We may be unable to consistently manufacture our product candidates to the necessary specifications or in quantities necessary to treat patients in clinical trials, should we resume the activities.

We have limited experience in biopharmaceutical manufacturing. In 2021, we began manufacturing our product candidates at our in-house current good manufacturing practices, or cGMP, manufacturing facility at our leased headquarters in Houston, Texas. In connection with our exploration of strategic alternatives, we have halted manufacturing of our product candidates and eliminated positions relating to the same. Accordingly, should we elect to in the future, our ability to resume manufacturing our product candidates will depend on our hiring and retaining personnel with the appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to hire or retain these individuals, we may need to train additional personnel to fill the needed roles or engage with external contractors. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.

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

Our product candidates have been manufactured on a patient-by-patient basis. Delays in manufacturing could adversely impact the treatment of each patient and may discourage participation in clinical trials. We have not manufactured our clinical trial product candidates on a large scale and may not be able to achieve large scale clinical trial or commercial manufacturing and processing on our own to satisfy expected clinical trial or commercial demands for any of our product candidates, should development resume in the future. The manufacturing processes employed by us may not result in product candidates that will be safe and effective. If we are unable to manufacture sufficient number of TCR-T cells for our product candidates, development efforts would be delayed, which would adversely affect our business and prospects.

Manufacturing operations are subject to review and oversight by the FDA. If we maintain manufacturing operations, we will be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations. Our license to manufacture product candidates is subject to continued regulatory review.

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

*We may have difficulty validating our manufacturing process as we manufacture our product candidates from an increasingly diverse patient population for our clinical trials, should we resume these activities.

During our development of the manufacturing process, our TCR-T cell product candidates have demonstrated consistency from lot to lot and from donor to donor. However, our sample size is small and the starting material used during our preclinical development work came from healthy donors. If our development work is continued, we may encounter unforeseen difficulties due to starting with material from donors who are not healthy, including challenges inherent in harvesting white blood cells from unhealthy patients.

Although we believe our manufacturing process is scalable for clinical development and commercialization, if any of our product candidates are approved or commercialized, we may encounter challenges in validating our process due to the heterogeneity of the product starting material. We cannot guarantee that any other issues relating to the heterogeneity of the starting material will not impact our ability to commercially manufacture our product candidates.

*The gene transfer vectors from our Sleeping Beauty system used to manufacture our product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T cells are manufactured using our Sleeping Beauty system, a non-viral vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct is then primarily integrated at thymine-adenine, or TA, dinucleotide sites throughout the patient’s genome and, once expressed as protein, is transported to the surface of the patient’s T cells. Because the gene transfer vector modifies the genetic information of the T cell, there is a theoretical risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient, the cancerous T cell could trigger the development of a new cancer in the patient. We use non-viral vectors to insert genetic information into T cells, which we believe have a lower risk of insertional oncogenesis as opposed to viral vectors. However, the risk of insertional oncogenesis remains a concern for gene therapy, and we cannot assure you that it will not occur in any clinical trials of our product candidates. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Although our product candidates use non-viral vectors, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur from our non-viral vector, preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

*Should we resume development of our product candidates, any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

We currently have no marketing, sales, or distribution capabilities. If, and when we become reasonably certain that we will be able to commercialize our product candidates, we anticipate allocating resources to the marketing, sales and distribution of our proposed products in North America and in certain other geographies; however, we cannot assure that we will be able to market, sell, and distribute our products successfully. Our future success also may depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities and to encourage the collaborator’s strategic interest in the product candidates under development, and such collaborator’s ability to successfully market and sell any such products. Although we intend to pursue certain collaborative arrangements regarding the sale and marketing of certain of our product candidates, there are no assurances that we will be able to establish or maintain collaborative arrangements or, if we are able to do so, whether we would be able to conduct our own sales efforts. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product candidates in the United States or overseas.

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

*If physicians and patients do not accept and use our product candidates, once approved, our ability to generate revenue from sales of our products will be materially impaired.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which included measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, promoted a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program and imposed a number of substantial new compliance provisions related to pharmaceutical companies' interactions with healthcare practitioners. The ACA also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and a new Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, currently set at 100% of a drug's average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. Further, in July 2021, the Biden Administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Individual states in the United States also have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

*If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully develop our product candidates may be impaired.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve confidential information, including trade secrets, to prevent third parties from infringing our proprietary rights, and to operate without infringing the proprietary rights of third parties. Our ability to consummate certain strategic transactions, including strategic partnerships or out-licensing opportunities with any newly any discovered TCRs, among others, may also be impaired if we are unable to adequately protect our intellectual property or if we infringe on the proprietary rights of others.

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

•
Our decision to pursue a strategic reprioritization;
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

Public statements made by third parties such as trial participants and clinical investigators about clinical trials without our consent may adversely impact our stock price. We may not be aware of these third-party statements when made, may not be able to respond to these third-party statements and may not be able to defend our business or the public’s legitimate interests due to restrictions on what we may say about our product candidates, which may cause the price of our stock to fluctuate. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

*If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On January 4, 2023, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, for continued listing on the Nasdaq Global Select Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were provided a period of 180 calendar days, or until July 3, 2023, or the Compliance Date, to regain compliance with the Bid Price Requirement. On June 22, 2023, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market, or the Transfer. On July 5, 2023, Nasdaq notified us that the Transfer was approved, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until January 2, 2024, or the Extended Compliance Date, to regain compliance with the Minimum Bid Price Rule.

If, at any time before the Extended Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, Nasdaq will provide us written notification that we have regained compliance with the Bid Price Requirement, unless Nasdaq exercises its discretion to extend this 10-day period.

During this 180-day period, we anticipate reviewing our options to regain compliance with the Minimum Bid Price Rule, including conducting a reverse stock split. Our stockholders have approved a reverse stock split, if needed in the discretion of our Board of Directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for-5 and 1-for-15, inclusive, at any time on or before June 6, 2024. On August 10, 2023, the closing price of our common stock was $0.41 per share.

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

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. If our common stock is delisted from Nasdaq, trading in our securities may be subject to the SEC’s “penny stock” rules. These “penny stock” rules will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. Furthermore, if our common stock is delisted, we would expect it to have an adverse impact on our ability to consummate certain strategic alternatives.

Further, if our common stock is delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

*We may effect a reverse stock split of our common stock, but it may not result in us obtaining the intended benefits.

As described above, we have obtained approval from our stockholders to effect, at any time on or before June 6, 2024 if needed in the discretion of our Board of Directors, a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock in order to regain compliance with the Minimum Bid Price Rule. However, if we do effect a reverse stock split, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq.

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

*Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

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

We have begun exploring strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. If we are approached by a third-party in connection with such process, and our Board of Directors does not believe that a transaction with such party is in the best interest of our stockholders, we may rely on the provisions described above to prevent an acquisition by such party in order to maximize stockholder value. There is no guarantee that we will be able to find a transaction that delivers superior value to our stockholders.

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

We may have experienced an “ownership change” within the meaning of Section 382 of the Code in the past and there can be no assurance that we will not experience additional ownership changes in the future, including in light of our search for strategic alternatives. As a result, our NOLs and business credits (including R&D credits) may be subject to limitations, and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs or R&D credits were freely usable.

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

*Our business could be negatively affected as a result of the actions of activist stockholders.

In 2021, we were engaged in a consent solicitation led by WaterMill Asset Management Corp., or WaterMill, where three new directors were added to our Board of Directors. We could experience other stockholder activism in the future, including another consent solicitation or a proxy contest. Activist stockholders may advocate for certain governance and strategic changes at our company. In the event of stockholder activism, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management, and perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, and customers.

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

If our Board of Directors elects to pursue a strategic alternative requiring a stockholder vote, activists may pursue a campaign against the transaction and as a result may make consummating the transaction more difficult, or impossible, despite the Board of Directors' conclusions that such transaction is in the best interest of our stockholders.

*The exercise of outstanding warrants, and issuance of equity awards may have a dilutive effect on our stock, and negatively impact the price of our common stock.

As of June 30, 2023, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the 2020 Equity Incentive Plan. As of June 30, 2023 under the 2020 Equity Incentive Plan and our 2012 Equity Incentive Plan, 13,608,886 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $1.49 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of June 30, 2023, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 22.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until either (i) our public float exceeds $250 million, as of the last business day of our most recently completed second quarter, if our annual revenues equal or exceed $100 million in our most recently completed fiscal year, or (ii) our public float exceeds $700 million, as of the last business day of our most recently completed second quarter, if our annual revenues are less than $100 million in our most recently completed fiscal year.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 1.02 Termination of a Material Definitive Agreement

On August 14, 2023, we announced a strategic reprioritization to focus on the development of our hunTR TCR discovery platform and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we provided the requisite notice to terminate the CRADA, effective October 13, 2023.

We initially entered into the CRADA on January 9, 2017 for the purpose of advancing a personalized TCR-T approach for the treatment of solid tumors. Using our Sleeping Beauty technology, the NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use our Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion.

The CRADA provides for certain rights in the event of a unilateral termination. Specifically, it provides for (i) the NCI to receive any costs incurred for which we have not previously reimbursed it and reasonable termination costs; (ii) the option for the NCI to retain any funds we transferred to it for use in completing the research plan, as specified in the CRADA; and (iii) the NCI to receive sufficient quantities of materials to complete the research plan, as specified in the CRADA. In addition, under specified circumstances, we may be required to provide funding for NCI personnel costs for up to six months after the termination date. Furthermore, under specified circumstances, we may be required to transfer the NCI all necessary information to contract for materials to complete the research plan, as specified in the CRADA, and the NCI will receive a nonexclusive, irrevocable, world-wide, paid-up license to practice, for or on behalf of the government for the products described in the schedules of the CRADA.

The foregoing is only a summary of the material terms of the CRADA, does not purport to be complete and is qualified in its entirety by reference to the full text of the CRADA, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33038) with the SEC on September 26, 2019; First Amendment to the CRADA, dated March 23, 2018, by and among the Company, NCI, Intrexon and Precigen, Inc., or Precigen, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on September 26, 2019; Second Amendment to the CRADA, dated February 1, 2019, by and among the Company, NCI and Precigen, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on September 26, 2019; Third Amendment to the CRADA, dated March 15, 2022, by and among the Company and NCI, which was filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K with the SEC on March 30 2022; and Fourth Amendment to the CRADA, dated June 24, 2022, by and among the Company and NCI, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 15, 2022.

Item 2.05 Costs Associated with Exit or Disposal Activities

On August 14, 2023, in connection with our strategic reprioritization and in order to extend our resources, our Board of Directors approved a restructuring plan, or the Plan, that includes reducing our workforce by approximately 60%, with remaining employees primarily focused on the hunTR TCR discovery platform. We estimate that the reduction in force will be substantially completed by the end of August 2023. In addition, the Plan includes a wind down of our TCR-T Phase 1/2 Library Trial. Concurrently, we are considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor to act as strategic advisor for this process. We currently estimate that we will incur approximately $2.5 to $3.0 million for retention, severance and other employee termination-related costs in the third and fourth quarters of 2023. The estimate of costs that we expect to incur and the timing thereof are subject to a number of assumptions, and actual results may differ. As the Plan is implemented, our management will re-evaluate the estimated costs and expenses set forth above and may revise the estimated restructuring charge as appropriate, consistent with generally accepted accounting principles. We may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Plan.

Item 6. Exhibits

Exhibit Number	Description

3.1+	Amended and Restated Certificate of Incorporation of the Registrant, and all amendments thereto.

3.2

Amended and Restated Bylaws of the Registrant, dated as of September 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

31.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: August 14, 2023

By:

/s/ Michael Wong
Michael Wong
Vice President, Finance
(Principal Accounting Officer) Dated: August 14, 2023