Form 10-Q
period 2023-09-30
Alaunos Therapeutics, Inc.
filed 2023-11-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 240,627,055 shares.

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
•
our ability to maintain collaborations and licenses;
•
our expectation of developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;
•
the anticipated amount, timing and accounting of contract liabilities, milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;
•
our ability to remain listed on the Nasdaq Capital Market; and
•
our intellectual property position, including the strength and enforceability of our intellectual property rights.

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

Unless the context requires otherwise, references in this Quarterly Report to “Alaunos,” the “Company,” “we,” “us” or “our” refer to Alaunos Therapeutics, Inc.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

•
Our strategic reprioritization may not be successful, may not yield the desired results and we may be unsuccessful in identifying and implementing any strategic transaction.
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
•
Our ability to consummate a strategic transaction depends on our ability to retain our remaining employees.
•
We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
•
We have halted development of our product candidates very early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or the FDA, and the delay, or any failure, in completing clinical trials for our product candidates could harm our business.
•
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
•
Our stock price has been, and may continue to be, volatile.
•
We received a Delisting Determination from Nasdaq. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
•
We may effect a reverse stock split of our common stock, but it may not result in us obtaining the intended benefits.
•
Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$11,944	$39,058
Restricted cash	—	13,938
Receivables	—	4
Prepaid expenses and other current assets	925	799
Total current assets	12,869	53,799
Property and equipment, net	5,532	8,460
Right-of-use assets	1,039	2,136
Deposits	—	42
Other non-current assets	—	500
Total assets	$19,440	$64,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,298	$1,389
Current portion of long-term debt	—	16,765
Accrued expenses	3,071	5,454
Lease liabilities, current	307	558
Total current liabilities	4,676	24,166
Lease liabilities, non-current	864	2,188
Other non-current liabilities	—	28
Total liabilities	$5,540	$26,382
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 520,000,000 shares authorized, 240,627,055 shares issued and outstanding at September 30, 2023 and 420,000,000 shares authorized, 240,410,761 shares issued and outstanding at December 31, 2022	241	240
Additional paid-in capital	921,583	918,942
Accumulated deficit	(907,924)	(880,627)
Total stockholders' equity	13,900	38,555
Total liabilities and stockholders' equity	$19,440	$64,937

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Collaboration Revenue	$—	$2,911	$4	$2,911
Operating expenses:
Research and development	3,656	7,893	15,346	19,411
General and administrative	3,578	3,282	9,791	10,217
Gain on lease modification	—	—	(245)	(133)
Restructuring costs	419	—	419	—
Property and equipment and right-of-use asset impairment	1,011	—	1,011	—
Total operating expenses	8,664	11,175	26,322	29,495
Loss from operations	(8,664)	(8,264)	(26,318)	(26,584)
Other income (expense):
Interest expense	—	(841)	(1,921)	(2,266)
Other income, net	188	254	942	279
Other income (expense), net	188	(587)	(979)	(1,987)
Net loss	$(8,476)	$(8,851)	$(27,297)	$(28,571)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.11)	$(0.13)
Weighted average common shares outstanding, basic and diluted	240,046,026	215,098,995	239,842,327	215,015,377

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	240,627,055	$241	$920,857	$(899,448)	21,650
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(8,476)	(8,476)
Balance at September 30, 2023	240,627,055	$241	$921,583	$(907,924)	$13,900

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	240,410,761	$240	$918,942	$(880,627)	$38,555
Stock-based compensation	—	—	2,550	—	2,550
Issuance of common stock, net of expenses	216,294	1	91	—	92
Net loss	—	—	—	(27,297)	(27,297)
Balance at September 30, 2023	240,627,055	$241	$921,583	$(907,924)	$13,900

The accompanying notes are an integral part of these condensed financial statements.

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	216,174,542	$216	$902,536	$(862,572)	$40,180
Stock-based compensation	—	—	808	—	808
Exercise of employee stock options	26,250	—	21	—	21
Repurchase of common stock	(18,750)	—	—	(45)	(45)
Net loss	—	—	—	(8,851)	(8,851)
Balance at September 30, 2022	216,182,042	$216	$903,365	$(871,468)	$32,113

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	216,127,443	$216	$900,693	$(842,852)	$58,057
Stock-based compensation	—	—	2,651	—	2,651
Restricted stock awards	280,000	—	—	—	—
Cancelled restricted common stock	(232,901)	—	—	—	—
Exercise of employee stock options	26,250	—	21	—	21
Repurchase of common stock	(18,750)	—	—	(45)	(45)
Net loss	—	—	—	(28,571)	(28,571)
Balance at September 30, 2022	216,182,042	$216	$903,365	$(871,468)	$32,113

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,297)	$(28,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,074	2,065
Property and equipment right-of-use asset impairment	1,011	—
Amortization of financing costs	1,339	634
Stock-based compensation	2,550	2,651
Decrease in the carrying amount of right-of-use assets	1,332	2,306
Gain on lease modification	(245)	(133)
Loss on disposal of equipment	12	—
(Increase) decrease in:
Receivables	4	(1,800)
Prepaid expenses and other current assets	(126)	817
Deposits	42	—
Other non-current assets	500	131
Increase (decrease) in:
Accounts payable	(92)	616
Accrued expenses	(2,258)	1,525
Lease liabilities	(1,575)	(2,371)
Other non-current liabilities	(28)	28
Net cash used in operating activities	(22,757)	(22,102)
Cash flows from investing activities:
Purchases of property and equipment	(197)	(100)
Proceeds from the disposal of property and equipment	40	—
Net cash used in investing activities	(157)	(100)
Cash flows from financing activities:
Proceeds from the issuance of common stock	92	—
Proceeds from the exercise of stock options	—	21
Repurchase of common stock	—	(45)
Repayment of long-term debt	(18,105)	(2,083)
Debt extinguishment costs	(125)	—
Net cash used in financing activities	(18,138)	(2,107)
Net decrease in cash, cash equivalents and restricted cash	(41,052)	(24,309)
Cash, cash equivalents and restricted cash, beginning of period	52,996	76,054
Cash and cash equivalents, end of period	$11,944	$51,745
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,063	$1,603
Amounts included in accounts payable and accrued expenses related to property and equipment	$1	$348

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a clinical-stage oncology-focused cell therapy company that was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. On January 25, 2022, the Company changed its corporate name from ZIOPHARM Oncology, Inc. to Alaunos Therapeutics, Inc. The Company is leveraging its proprietary, non-viral Sleeping Beauty gene transfer platform and its novel cancer mutation hotspot TCR library to design and manufacture personalized cell therapies that target neoantigens arising from common tumor-related mutations in key oncogenic genes, including KRAS, TP53 and EGFR.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company has reduced its workforce by approximately 80% to date and continues working to reduce costs in order to extend its cash runway. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company has engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process.

As of September 30, 2023, there were 240,627,055 shares of common stock outstanding and an additional 35,339,371 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2023, the Company had approximately $11.9 million of cash and cash equivalents. The Company’s accumulated deficit at September 30, 2023 was approximately $907.9 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2024. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

The results disclosed in the statements of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year 2023.

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

Our accrued expenses represent estimates of activity and costs incurred with vendors and counterparties. During the three and nine months ended September 30, 2023, the Company revised estimated accrued expenses related to de-prioritized clinical programs based on new information received from vendors. As a result, a $0.3 million credit has been recorded in research and development expense within the condensed statement of operations for the three months ended September 30, 2023, and a $1.0 million credit has been recorded for the nine months ended September 30, 2023.

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

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Distribution Agreement. During the three and nine months ended September 30, 2023, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

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

On May 1, 2023, the Company paid SVB an amount equal to the entire outstanding principal amount under the SVB Facility, all accrued and unpaid interest and the Final Payment. In accordance with the First Amendment, the payment was subject to a prepayment premium of 2.00%. During the second quarter of 2023, the Company recorded the remaining amounts associated with the Final Payment of $0.5 million and the prepayment premium of $0.1 million as interest expense within the condensed statement of operations.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The issuance costs for the Loan and Security Agreement, including the First Amendment, were approximately $1.2 million and primarily related to the issuance of the SVB Warrants, which were amortized into interest expense over the term of the loan. Interest expense, including the amortization of issuance costs, was $0 for the three months ended September 30, 2023 and was $1.9 million for the nine months ended September 30, 2023, compared to $0.8 million for the three months ended September 30, 2022 and $2.3 million for the nine months ended September 30, 2022.

5.
Fair Value Measurements

Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2023 and December 31, 2022 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,681	$11,681	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$38,058	$38,058	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

There have been no changes to the valuation methods during the three or nine months ended September 30, 2023. We had no financial assets or liabilities that were classified as Level 2 or Level 3 during the three or nine months ended September 30, 2023.

Fair Value of Non-Financial Instruments

The Company evaluates assets for impairment whenever events or changes in circumstances indicate that indicators of impairment exist. In those evaluations, the Company compares estimated future undiscounted cash flows generated by each asset (or asset group) to the carrying value of the asset (or asset group) to determine if an impairment charge is required. If the undiscounted cash flows test fails, the Company estimates the fair value of the asset (or asset group) to determine the impairment.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Following the Company’s announced strategic reprioritization on August 14, 2023, the Company determined that changes in the intended use of certain property and equipment represented an indicator of impairment, resulting in an impairment charge of $1.0 million, which was primarily related to lab equipment of $0.9 million and leasehold improvements of $0.1 million.

In addition, the Company determined certain prepaid expense balances to be impaired given the Company’s strategic reprioritization, and therefore, has recorded an impairment charge of $0.1 million related to prepaid expenses and other current assets, which is recorded in research and development expenses within the condensed statement of operations.

On November 9, 2023, the Company executed an agreement to sell laboratory equipment for gross proceeds of $1.5 million. As of September 30, 2023, the laboratory equipment had a carrying value of $1.5 million recorded within Property and Equipment, net in the condensed balance sheet.

6.
Net loss per share

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, unvested restricted stock and warrants and, as such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of September 30, 2023 and 2022:

	September 30,
	2023	2022
Common stock options	12,417,029	10,623,215
Unvested restricted stock	437,500	940,000
Warrants	22,922,342	22,922,342
	35,776,871	34,485,557

7.
Related Party Transactions

Joint Venture with TriArm Therapeutics/Eden BioCell

On December 18, 2018, the Company and TriArm Therapeutics, Ltd., or TriArm, launched Eden BioCell, Ltd., or Eden BioCell, as a joint venture to lead commercialization of the Company’s Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by the Company and TriArm and the parties share decision-making authority. TriArm contributed $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. TriArm also managed all clinical development in the territory pursuant to a master services agreement between TriArm and Eden BioCell. James Huang was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang was the Chair of the Company's board of directors until September 22, 2023 and had been a director since July 2020. He also serves as a member of Eden BioCell’s board of directors.

In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity has been dissolved as of July 2023. Refer to Note 13, Joint Venture, for further details.

8.
Leases

In April 2022, the Company modified its real estate lease agreement executed on December 15, 2020 with MD Anderson for office space in Houston, Texas, which reduced the Company's leased space from 18,111 square feet to 3,228 square feet. As a result, the associated lease liability and right-of-use asset were remeasured to $0.4 million based on revised lease payments. A gain of $0.1 million was recorded on the lease modification during the second quarter of 2022.

On April 19, 2023, the Company terminated its office lease in Boston, Massachusetts, which was set to expire on August 31, 2026. In connection with the termination, the Company also assigned to the landlord its sub-sublease of the Boston office space, which had a term expiring on June 30, 2025 with an option to extend through July 31, 2026. Termination costs for the Boston office lease were $0.2 million. A gain of $0.2 million was recorded on the lease termination during the second quarter of 2023.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

In August 2023, in accordance with the lease agreement executed on December 15, 2020, the Company notified MD Anderson, as landlord, of its intention to terminate office space of 3,228 square feet in Houston, Texas. As a result, the associated lease liability and right-of-use asset were remeasured to $19 thousand, reflecting the revised lease payments and term end date of November 2023.

On November 1, 2023, the Company and MD Anderson, as landlord, agreed to mutually terminate the leases dated October 15, 2019 and April 7, 2020, which represent office space totaling 14,037 square feet. The termination will be effective November 15, 2023 and the Company has agreed to make a final payment of $0.1 million to the landlord.

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

Precigen was obligated to pay the Company royalties up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the three or nine months ended September 30, 2023 and 2022.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

sale of the Company's TCR products. For the three months ended September 30, 2023 the Company incurred clinical expenses of $0.2 million from MD Anderson related to the 2019 R&D Agreement, compared to $0.3 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company incurred clinical expenses of $0.7 million from MD Anderson related to the 2019 R&D Agreement compared to $0.7 million for the nine months ended September 30, 2022.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 3,333,333 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of September 30, 2023, the milestones have not been met.

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

The Patent License will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. The NCI may terminate or modify the Patent License in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the Patent License, or any portion thereof, in the Company's sole discretion at any time upon 60 days’ written notice to the NCI. In addition, the NCI has the right to: (i) require the Company to sublicense the rights to the product candidates covered by the Patent License upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs and (ii) terminate or modify the Patent License, including if the Company is not satisfying requirements for public use as specified by federal regulations. On October 27, 2023, the Company provided the NCI the requisite notice of its intent to terminate the Patent License, effective 60 days from such notice. The Company has discovered multiple proprietary TCRs targeting driver mutations through its hunTR TCR discovery platform, including many of the same KRAS and TP53 mutations licensed from the NCI.

For the three months ended September 30, 2023, the Company recognized $0.1 million in license expenses to the NCI under this agreement, compared to $0.1 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company recognized $0.5 million in license expenses to the NCI under this agreement, compared to $0.5 million for the nine months ended September 30, 2022.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Cooperative Research and Development Agreement (CRADA) with the NCI

On January 9, 2017, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using the Company's Sleeping Beauty technology, the NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use the Company's Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion. Research conducted under the CRADA was under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with the Company's researchers.

The Company was responsible for providing the NCI with the test materials necessary for them to conduct their studies, and eventually, clinical trials pursuant to the CRADA. Inventions, data and materials discovered or produced in connection with performance of the research plan under the CRADA would have remained the sole property of the party who produced the discovery. The parties would have jointly owned all inventions jointly discovered under the research plan. The owner of any invention under the CRADA would have made the decision to file a patent covering the invention, or in the case of a jointly owned invention, the Company would have the first opportunity to file a patent covering the invention. If the Company failed to provide timely notice of its decision to the NCI or decided not to file a patent covering the joint invention, the NCI had the right to make the filing. For any invention solely owned by the NCI or jointly made by the NCI and the Company for which a patent application was filed, the U.S. Public Health service granted the Company an exclusive option to elect an exclusive or non-exclusive commercialization license. For inventions owned solely by the NCI or jointly owned by the NCI and the Company, which were licensed according to the terms described above, the Company agreed to grant to the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world. The Company was also required to grant the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world for any of the Company's solely owned inventions. The agreement could be terminated by any of the parties upon 60 days' prior written consent.

The NCI has a cleared Investigational New Drug Application, or IND, that would permit them to begin this trial. To the Company's knowledge, the trial had not yet begun enrollment. The progress and timeline for this trial, including the timeline for dosing patients, are under control of the NCI.

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program; however, for the third and fourth quarters of 2021, the Company was not required to make payments toward the program as agreed with the NCI. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company did not record expenses under the CRADA for the three months ended September 30, 2023 and recorded expenses of $0.5 million for the nine months ended September 30, 2023, compared to $0 for the three and nine months ended September 30, 2022.

On August 14, 2023, the Company announced that it had provided the requisite notice to terminate the CRADA, pursuant to its terms, effective October 13, 2023, in light of the Company’s exploration of strategic alternatives.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended September 30, 2023, the Company did not earn collaboration revenue and did not earn royalty revenues on net sales under the Solasia License and Collaboration Agreement, and for the nine months ended September 30, 2023, the Company earned $4 thousand in collaboration revenue and did not earn royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company earned $2.9 million in collaboration revenue and did not earn royalty revenues on net sales under the Solasia License and Collaboration Agreement.

KBI Biopharma Litigation

On March 17, 2023, KBI Biopharma, Inc., or KBI, filed a complaint against the Company in the District Court of Harris County, Texas, 165th Judicial District, asserting breach of an Amended and Restated Master Services Agreement between the Company and KBI relating to the development of an autologous gene modified T-cell therapy product, or the KBI Agreement. KBI was primarily seeking unspecified monetary damages in excess of $3.2 million. On May 1, 2023, the Company filed an answer generally denying all of KBI’s allegations and asserting affirmative and other defenses as well as counterclaims for breach of the KBI Agreement and conversion. On October 20, 2023, the Company entered into an agreement with KBI to settle all claims asserted by KBI against the Company and the Company's counterclaims against KBI at issue in the litigation for $1.0 million. As a result, the Company has accrued $1.0 million as of September 30, 2023 for the settlement.

10.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	90	145	446	673
General and administrative	636	663	2,104	1,978
Stock-based compensation expense	$726	$808	$2,550	$2,651

The Company granted an aggregate of 10,000 stock options during the three months ended September 30, 2023, with a weighted-average grant date fair value of $0.39 per share, and granted an aggregate of 3,695,167 stock options during the nine months ended September 30, 2023, with a weighted-average grant date fair value of $0.39 per share. The Company granted an aggregate of 1,275,000 stock options during the three months ended September 30, 2022, with a weighted-average grant date fair value of $1.52 per share, and granted an aggregate of 7,150,438 stock options during the nine months ended September 30, 2022, with a weighted-average grant date fair value of $1.91 per share.

For the three and nine months ended September 30, 2023 and 2022, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.01%	2.94 – 3.62%	3.51 – 4.01%	1.63 – 3.62%
Expected life in years	6.25	6.23 – 6.25	5.06 – 6.25	5.27 – 6.25
Expected volatility	90.65%	82.43 – 85.89%	89.69 – 95.63%	74.49 – 85.89%
Expected dividend yield	—%	—%	—%	—%

2.

Stock option activity under the Company’s stock option plans for the nine months ended September 30, 2023 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	10,408,622	$1.84
Granted	3,695,167	0.51
Cancelled	(1,686,760)	1.35
Outstanding, September 30, 2023	12,417,029	$1.51	8.89	$—
Options exercisable, September 30, 2023	6,126,738	$2.02	5.56	$—
Options exercisable, December 31, 2022	3,891,598	$2.46	8.08	$—
Options available for future grant, September 30, 2023	13,451,681

At September 30, 2023, total unrecognized compensation costs related to unvested stock options outstanding amounted to $4.2 million. The cost is expected to be recognized over a weighted-average period of 1.70 years.

A summary of the status of unvested restricted stock for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2022	939,062	$1.40
Vested	(501,562)	1.20
Unvested, September 30, 2023	437,500	$1.64

At September 30, 2023, total unrecognized compensation costs related to unvested restricted stock outstanding amounted to $0.7 million. The cost is expected to be recognized over a weighted-average period of 1.48 years.

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

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 3,333,333 shares of common stock. The MD

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Anderson Warrant has an initial exercise price of $0.001 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4, Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 432,844 shares of common stock with an exercise price of $2.22 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the First Amendment, as described in Note 4, Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 649,615 shares of common stock, in the aggregate, with an exercise price of $1.16 per share. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance. As of September 30, 2023, none of the SVB Warrants have been exercised.

12.
Restructuring

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company reduced its workforce by approximately 60% during the third quarter of 2023. Concurrently, the Company began considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. During the three and nine months ended September 30, 2023, the Company recorded termination benefits of $0.4 million, recorded in restructuring costs within the condensed statement of operations. The termination benefits were fully paid as of September 30, 2023.

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

The Company determined that Eden BioCell was considered a variable interest entity, or VIE, and concluded that it was not the primary beneficiary of the VIE as it did not have the power to direct the activities of the VIE. As a result, the Company accounted for the equity interest in Eden BioCell under the equity method of accounting as it had the ability to exercise significant influence.

In September 2021, TriArm and the Company mutually agreed to dissolve the joint venture, which has now been terminated. The Eden BioCell entity has been dissolved as of July 2023.

14.
Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these condensed financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its condensed financial statements or disclosures.

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

Overview

We have operated as a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We were working to leverage our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from shared tumor-specific mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with the MD Anderson Cancer Center, or MD Anderson, we were enrolling and treating patients for a Phase 1/2 clinical trial which was evaluating 12 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2023, we had a net loss of $27.3 million, and as of September 30, 2023, we have incurred approximately $907.9 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce by approximately 80% to date and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, on August 14, 2023, we announced that we had provided the requisite notice to the NCI to terminate the Cooperative Research and Development Agreement, dated January 9, 2017, by and among us, the National Cancer Institute, or the NCI, and Intrexon Corporation, or Intrexon, as amended (such agreement referred to herein as the CRADA), pursuant to its terms, effective October 13, 2023.

Recent Developments

TCR-T Library Phase 1/2 Trial

Eight patients were treated and evaluated in our TCR-T Library Phase 1/2 Trial. Patients with pancreatic (3), colorectal (4) and non-small cell lung cancer (1) were treated, with certain pancreatic and colorectal patients also having lung metastases. Overall, the trial showed our T-cells were generally well-tolerated in all evaluable participants with no dose-limiting toxicities (DLTs) and no immune effector cell-associated neurotoxicity syndrome (ICANS) were observed. All cytokine release syndrome (CRS) events were within grades 1-3 and were self-limiting or resolved with standard clinical management and, in some cases, a single dose of tocilizumab.

One patient with non-small cell lung cancer (NSCLC) achieved an objective partial response with six months progression-free survival. Six other patients achieved best overall response of stable disease. The total overall response rate was 13% and disease control rate was 87% in evaluable patients with advanced, metastatic, refractory solid tumors (see Figure A). Disease control was measured by objective responses and stable disease. Increased secretion of interferon-gamma relative to baseline was detected in all patients' serum post-cell transfer suggesting recognition of the tumor by the infused TCR-T cells. Persistence of TCR-T cells in peripheral blood was detected in all evaluable patients at their last follow-up, including up to six months in one patient. Infiltration of TCR-T cells into the tumor was also detected in three samples where a fresh biopsy was collected suggesting homing to the tumor microenvironment. All patients have progressed or withdrawn from the trial and long-term follow-up is ongoing for a subset of patients with no further intervention per the treatment protocol. This trial established proof-of-concept that Sleeping Beauty TCR-T cells can result in objective clinical responses and recognize established tumors in vivo.

Figure A

Despite the encouraging TCR-T Library Phase 1/2 Trial data, based on the substantial cost to continue development and the current financing environment, we announced in August 2023 that we would not pursue any further development of our clinical programs.

hunTR® Platform

We have discovered multiple proprietary TCRs targeting driver mutations through our hunTR TCR discovery platform. In addition to TCRs that recognize KRAS and TP53 mutations similar to those licensed from the NCI, we identified additional TCRs that bind to other driver mutations and TCRs that are restricted to additional HLAs. We believe that the hunTR library has the potential to allow for the treatment of a large patient population.

Strategic Alternatives

We continue to explore strategic alternatives, which may include but are not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. In connection with the strategic reprioritization, we have reduced our workforce by approximately 80% to date in order to streamline the organization and to maximize our cash runway.

Nasdaq Delisting Determination

As previously disclosed on January 4, 2023, we were notified by the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, for continued listing on the Nasdaq Global Select Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were provided a period of 180 calendar days, or until July 3, 2023, or the Compliance Date, to regain compliance with the Bid Price Requirement. On June 22, 2023, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market, or the Transfer. On July 5, 2023, Nasdaq notified us that the Transfer was approved, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until January 2, 2024, or the Extended Compliance Date, to regain compliance with the Minimum Bid Price Rule. On November 8, 2023, we received a Staff Delisting Determination letter, or the Delisting Determination, from the Staff notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days during the Extended Compliance Period, the Staff has determined to suspend trading of our common stock on Nasdaq pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), effective November 17, 2023, and file a Form 25-NSE with the SEC to remove our common stock from listing and registration under the Securities Exchange Act of 1934, as amended, unless we timely request an appeal of the Delisting Determination to a Nasdaq Hearings Panel, or the Panel. We intend to timely request a hearing before the Panel to appeal the Delisting Determination and expect a hearing before the Panel to be scheduled where we will seek to remain listed until we are able to consummate a strategic transaction, if ever. Following the hearing, we expect the Panel to issue a written decision that will determine whether our common stock will remain listed on Nasdaq.

A timely request for a hearing ordinarily stays the suspension or delisting of our common stock so we expect our common stock will continue to trade on the Nasdaq Capital Market under the symbol “TCRT” while the appeal process is pending.

Financial Overview

Collaboration Revenue

We recognize research and development funding revenue over the estimated period of performance. To date we have not generated product revenue. Unless and until we receive approval from the U.S. Food and Drug Administration, or the FDA, and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenue.

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

Restructuring Costs

Restructuring costs consists of severance provided to terminated employees.

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with our amended Loan and Security Agreement (as defined below), interest income on our cash balances and sublease income.

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Collaboration Revenue

Collaboration revenue during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Collaboration revenue	$—	$2,911	$(2,911)	(100)%	$4	$2,911	$(2,907)	(100)%

Collaboration revenue during the three months ended September 30, 2023 was $0 and was $4 thousand for the nine months ended September 30, 2023, as compared to $2.9 million during the three and nine months ended September 30, 2022, due to revenue earned under the Solasia License and Collaboration Agreement, which did not recur in the three and nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Research and development expenses	$3,656	$7,893	$(4,237)	(54)%	$15,346	$19,411	$(4,065)	(21)%

Research and development expenses for the three months ended September 30, 2023 decreased by $4.2 million when compared to the three months ended September 30, 2022, primarily due to lower program expenses of $1.0 million as a result of the wind-down of our clinical activities, a $0.6 million decrease in employee-related expenses due to our reduced headcount, an accrual adjustment related to our de-prioritized clinical programs of $0.3 million and a $2.5 million milestone payment to MD Anderson in 2022 under the terms of our patent and technology license agreement that did not recur in 2023, partially offset by a $0.2 million increase in expenses related to our KBI legal matter.

Research and development expenses for the nine months ended September 30, 2023 decreased by $4.1 million when compared to the nine months ended September 30, 2022, primarily due to lower employee-related expenses of $1.5 million as a result of our reduced headcount, an accrual adjustment related to our de-prioritized clinical programs of $1.0 million, a $0.2 million decrease in facilities costs following the termination of one of our leases and a $2.5 million milestone payment to MD Anderson in 2022 under the terms of our patent and technology license agreement that did not recur in 2023. These decreases were partially offset by a $0.9 million increase in expenses related to our incremental manufacturing and hunTR efforts prior to our decision to strategically reprioritize our focus and a $0.2 million increase in expenses related to our KBI legal matter.

For the three and nine months ended September 30, 2023, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are currently in the process of winding down. We expect our research and development expenses to decrease significantly going forward as we continue reducing investment in our clinical and pre-clinical programs and reduce our workforce.

General and Administrative Expenses

General and administrative expenses during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
General and administrative expenses	$3,578	$3,282	$296	9%	$9,791	$10,217	$(426)	(4)%

General and administrative expenses for the three months ended September 30, 2023 increased by $0.3 million as compared to the three months ended September 30, 2022, primarily due to higher consulting and professional services expenses of $0.9 million related to increased legal costs, partially offset by a $0.4 million decrease in employee-related expenses due to our reduced headcount and a $0.2 million decrease in insurance fees.

General and administrative expenses for the nine months ended September 30, 2023 decreased by $0.4 million as compared to the nine months ended September 30, 2022, primarily due to lower employee-related expenses of $0.5 million due to our reduced headcount and a $0.4 million decrease in insurance fees, partially offset by a $0.6 million increase in consulting and professional services expenses related to higher legal costs. We expect general and administrative expenses to increase in connection with our strategic reprioritization, including potential legal, accounting and advisory expenses and other related charges.

Gain on Lease Modification

Gain on lease modifications during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Gain on lease modification	$—	$—	$—	—%	$(245)	$(133)	$(112)	84%

There was no gain on lease modification for the three months ended September 30, 2023 and 2022. Gain on lease modification during the nine months ended September 30, 2023 was $0.2 million as compared to $0.1 million during the nine months ended September 30, 2022. As a result of a real estate lease termination during the second quarter of 2023, the associated lease liability and right-of-use asset were derecognized, resulting in a gain of $0.2 million. Following a real estate lease modification during the second quarter of 2022, the associated lease liability and right-of-use asset were remeasured based on the revised lease payments, resulting in a gain of $0.1 million.

Restructuring Costs

Restructuring costs during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Restructuring costs	$419	$—	$419	100%	$419	$—	$419	100%

Restructuring costs during the three and nine months ended September 30, 2023 was $0.4 million as compared to $0 during the three and nine months ended September 30, 2022, due to severance expenses for terminated employees related to our strategic reprioritization announced in August 2023.

Property and Equipment and Right-of-Use Asset Impairment

Property and equipment and right-of-use asset impairment during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Property and equipment and right-of-use asset impairment	$1,011	$—	$1,011	100%	$1,011	$—	$1,011	100%

Property and equipment and right-of-use asset impairment during the three and nine months ended September 30, 2023 was $1.0 million as compared to $0 during the three and nine months ended September 30, 2022. Following the announcement of our strategic reprioritization in August 2023, there were changes in the intended use of property and equipment and lease right-of-use asset, resulting in a third quarter 2023 impairment charge.

Other Income (Expense), Net

Other income (expense), net during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
($ in thousands)
Interest expense	$—	$(841)	$841	(100)%	$(1,921)	$(2,266)	$345	(15)%
Other income, net	188	254	(66)	(26)%	942	279	663	238%
Total	$188	$(587)	$775	(132)%	$(979)	$(1,987)	$1,008	(51)%

Other income, net, for the three months ended September 30, 2023 increased by $0.8 million as compared to the three months ended September 30, 2022, primarily due to lower interest expense associated with our former amended Loan and Security Agreement (as defined below).

Other expense, net for the nine months ended September 30, 2023 decreased by $1.0 million as compared to the nine months ended September 30, 2022, primarily due to lower interest expense of $0.3 million associated with our former amended Loan and Security Agreement and higher interest income of $0.7 million as a result of increasing interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our equity securities, term debt and collaborations. Through September 30, 2023, we have received an aggregate of $729.2 million from issuances of equity.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce by approximately 80% to date and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor to act as strategic advisor for this process.

We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our condensed financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the second quarter of 2024. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

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

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and nine months ended September 30, 2023, there were no sales of our common stock under the Equity Distribution Agreement.

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

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
($ in thousands)
Net cash used in:
Operating activities	$(22,757)	$(22,102)
Investing activities	(157)	(100)
Financing activities	(18,138)	(2,107)
Net decrease in cash and cash equivalents	$(41,052)	$(24,309)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flows from operating activities are derived by adjusting our net loss for:

•
Non-cash operating items such as depreciation, impairment and stock-based compensation; and
•
Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Net cash used in operating activities for the nine months ended September 30, 2023 was $22.8 million, as compared to net cash used in operating activities of $22.1 million for the nine months ended September 30, 2022. The increase in net cash used in operating activities was primarily related to changes in working capital.

The net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to our net loss of $27.3 million, adjusted for $8.1 million of non-cash items such as depreciation, impairment charges, stock-based compensation, gain on lease modification and a decrease in the carrying amount of right-of-use lease assets, a $2.3 million decrease in accrued expenses, a $1.6 million decrease in lease liabilities, a decrease in accounts payable of $0.1 million and an increase to prepaid expenses and other current assets of $0.1 million, partially offset by a $0.5 million decrease in other non-current assets.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2023, compared to $0.1 million for the nine months ended September 30, 2022. The increase was primarily related to the purchase of equipment to support our internal cell therapy capabilities in our Houston facilities.

Net cash used in financing activities for the nine months ended September 30, 2023 was $18.1 million, compared to $2.1 million for the nine months ended September 30, 2022. The increase was primarily related to the full repayment of long-term debt.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of September 30, 2023, our accumulated deficit was approximately $907.9 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs, including those resulting from the recently announced exploration of strategic alternatives and related workforce reduction.

As of September 30, 2023, we had approximately $11.9 million of cash and cash equivalents. In light of our announced strategic reprioritization and concurrent exploration of strategic alternatives, including our decision to halt work on our TCR-T Library Phase 1/2 Trial, our development programs and reducing our workforce, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2024. In order to continue our operations beyond our forecasted runway, including if necessary to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Working capital as of September 30, 2023 was $8.2 million, consisting of $12.9 million in current assets and $4.7 million in current liabilities. Working capital as of December 31, 2022 was $15.7 million, consisting of $39.9 million in current assets and $24.2 million in current liabilities.

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

In August 2023, in accordance with the lease agreement executed on December 15, 2020, we provided notification to the landlord to terminate office space of 3,228 square feet in Houston, Texas. As a result, the associated lease liability and right-of-use asset were remeasured to $19 thousand, reflecting the revised lease payments and term end date of November 2023.

On November 1, 2023, we and MD Anderson, as landlord, agreed to mutually terminate the leases dated October 15, 2019 and April 7, 2020, which represent office space totaling 14,037 square feet. The termination will be effective November 15, 2023 and we have agreed to make a final payment of $0.1 million to the landlord.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License require us to pay the NCI minimum annual royalties in the amount of $0.3 million, which will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million. For the three months ended September 30, 2023 and 2022, we recognized $0 related to royalty payments under the Patent License, and we recognized $0.3 million in royalty payments under the Patent License for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, we have paid a total of $0.8 million in minimum annual royalty payments under the Patent License.

Pursuant to the Patent License, we are also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments are $4.3 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of our TCR-T Library Phase 1/2 Trial. In addition, we are required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. No payments were made during the three and nine months ended September 30, 2023, as compared to $0.1 million during the three and nine months ended September 30, 2022. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice.

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

Pursuant to the terms of the License Agreement, we were responsible for contingent milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we were also required to pay Precigen tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products as well as royalties ranging from low-single digits to mid-single digits on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We were also required to pay Precigen 20% of any sublicensing income received by us relating to the licensed products. We were also responsible for all development costs associated with each of the licensed products. Precigen was required to pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen's CAR products, up to a maximum royalty amount of $100.0 million. Pursuant to the A&R License Agreement, all royalty and milestone obligations between us and Precigen have been removed, and annual license payments due to Precigen have been reduced from $100 thousand to $75 thousand. Payment of the licensing fee is scheduled annually in the fourth quarter; therefore, in accordance with the terms of the agreement, no amounts were paid during the three and nine months ended September 30, 2023 and 2022. The Company has discovered multiple proprietary TCRs targeting driver mutations through its hunTR TCR discovery platform, including many of the same KRAS and TP53 mutations as licensed from the NCI.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended September 30, 2023, the Company did not record collaboration revenue and during the nine months ended September 30, 2023, the Company recorded collaboration revenue of $4 thousand under the License and Collaboration Agreement, dated March 7, 2011, as amended on July 31, 2014 between Solasia and us, compared to $2.9 million for the three and nine months ended September 30, 2022.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2022, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, based on information readily available, other than as described below, there are no material matters that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

KBI Biopharma Litigation

On March 17, 2023, KBI Biopharma, Inc., or KBI, filed a complaint against us in the District Court of Harris County, Texas, 165th Judicial District, asserting breach of an Amended and Restated Master Services Agreement between us and KBI relating to the development of an autologous gene modified T-cell therapy product, or the KBI Agreement. KBI was primarily seeking unspecified monetary damages in excess of $3.2 million. On May 1, 2023, we filed an answer generally denying all of KBI’s allegations and asserting affirmative and other defenses as well as counterclaims for breach of the KBI Agreement and conversion. On October 20, 2023, we entered into an agreement with KBI to settle all claims asserted by KBI against us and our counterclaims against KBI at issue in the litigation for $1.0 million. As a result, we have accrued $1.0 million as of September 30, 2023 for the settlement.

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

RISKS RELATED TO OUR STRATEGIC REPRIORITIZATION

*Our strategic reprioritization may not be successful, may not yield the desired results and we may be unsuccessful in identifying and implementing any strategic transaction.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce by approximately 80% to date and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor to act as strategic advisor for this process.

We believe there is value in our hunTR TCR discovery platform. However, the platform is experimental. There can be no assurances that we can succeed in improving the platform’s appeal and increasing its value. We may be unable to successfully monetize the platform or any TCRs we discovered, either through partnerships or out-licensing.

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

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment is highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner, the success of any future business we may engage in following the transaction and our ability to obtain value for our product candidates or technologies, if divested. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated timeframe, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition. Furthermore, our stockholders may experience substantial dilution as a result of the transaction without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the expected strategic and financial benefits currently anticipated from a transaction.

*We may require substantial additional financial resources to continue as a going concern, including through the strategic review process, and if we raise additional funds, this may affect the value of your investment in our common stock.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2023, we had a net loss of $27.3 million, and, as of September 30, 2023, our accumulated deficit since inception in 2003 was $907.9 million. Although we are in the process of implementing a restructuring plan, or the Plan, whereby we are winding down our TCR-T Library Phase 1/2 Trial, other development programs and implementing a reduction in force, in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. In connection with our strategic reprioritization, we unilaterally terminated the CRADA in August 2023 and have provided the NCI notice of our intent to terminate the Patent License.

As of September 30, 2023, we have approximately $11.9 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2024. We have not set a timetable for completion of the strategic review process and the timing of consummating a strategic transaction, if any, is not entirely within our control. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

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

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and exploration of strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

*Our ability to consummate a strategic transaction depends on our ability to retain our remaining employees.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees, the loss of whose services may adversely impact our ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, on August 14, 2023, we implemented the Plan that included reducing our workforce. The reduction in force has impacted approximately 80% of our workforce to date, including key members of our management team. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

*Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 14, 2023, in connection with the evaluation of strategic alternatives and in order to extend our resources, our Board of Directors approved the Plan that included reducing our workforce, which has impacted approximately 80% of our workforce to date. In addition, the Plan included a discontinuation of our clinical development programs and further prioritization of our resources as we assess strategic alternatives. We estimate that we will incur approximately $2.5 to $3.0 million for retention, severance and other employee termination-related costs starting in the third quarter of 2023 through to the second quarter of 2024. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

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

RISKS RELATED TO OUR BUSINESS

*We received a Delisting Determination from Nasdaq. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.

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

On November 8, 2023, we received the Delisting Determination notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days during the Extended Compliance Period, the Staff has determined to suspend trading of our common stock on Nasdaq pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), effective November 17, 2023, and file a Form 25-NSE with the SEC to remove our common stock from listing and registration under the Securities Exchange Act of 1934, as amended, unless we timely request an appeal of the Delisting Determination to the Panel. We intend to timely request a hearing before the Panel to appeal the Delisting Determination and expect a hearing before the Panel to be scheduled where we will seek to remain listed until we are able to consummate a strategic transaction, if ever. Following the hearing, we expect the Panel to issue a written decision that will determine whether our common stock will remain listed on Nasdaq. While we expect our common stock will continue to trade on the Nasdaq Capital Market under the symbol “TCRT” while the appeal process is pending, if the Panel is unwilling to reverse the Staff's delisting determination and provide us an additional extension to regain compliance with the Minimum Bid Price Rule, our common stock will be delisted. No assurances can be provided that an extension will be granted or that a favorable decision will be obtained from the Panel at the hearing.

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

Our stockholders have approved a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock, if needed in the discretion of our Board of Directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for-5 and 1-for-15, inclusive, at any time on or before June 6, 2024. However, if we do effect a reverse stock split, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq. There is also no guarantee that the Panel agrees that implementing a reverse stock split warrants reversing the Staff's delisting determination, regardless of the price at which our common stock would trade following the split.

*If we implement a reverse stock split, liquidity of our common stock may be adversely affected.

If we do effect a reverse stock split to avoid a delisting pursuant to the Delisting Determination, the liquidity of the shares of our common stock may be affected adversely by any such reverse stock split given the reduced number of shares of common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

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

•
not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors, such as those developing T-cell therapies; and
•
unless we revoke the notice to terminate the Patent License or subsequently acquire substantially similar rights, our inability to use the technology currently licensed to us pursuant to the Patent License.

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

Following our strategic reprioritization in August 2023, we have reduced our workforce by approximately 80% to date. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The reductions in force included employees responsible for key aspects of our clinical and other development programs.

Should we, in the future, resume development of our product candidates, we may not be able to attract or retain qualified management and commercial, scientific, manufacturing and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

*Any termination of our licenses with Precigen, MD Anderson or the National Cancer Institute or our research and development agreements with MD Anderson and the National Cancer Institute could result in the loss of significant rights and could harm our ability to develop and commercialize our product candidates.

Our clinical programs, if resumed, depend on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson, Precigen, and the NCI, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to develop or monetize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson and Precigen, on acceptable terms, we may be unable to successfully monetize the affected potential products. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice. If we fail to revoke the termination notice within 60 days of its date or are unable to acquire the rights from the NCI that we currently have under the Patent License following its termination, on terms acceptable to us or at all, our clinical development programs will be negatively impacted. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to monetize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

*We may not be able to retain the rights licensed to us and Precigen by MD Anderson or the rights licensed to us by the National Cancer Institute to technologies relating to TCR-T cell therapies and other related technologies.

Under the MD Anderson License, we, together with Precigen, received an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel TCR-T cell therapies as well as either co-exclusive or non-exclusive licenses under certain related technologies. These proprietary methods and technologies, along with others within Precigen's technology suite and licensed to us by Precigen, may help realize the promise of genetically modified TCR-T cell therapies by controlling cell expansion and activation in the body, minimizing off-target and unwanted on-target effects and toxicity while maximizing therapeutic efficacy. The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder or (b) the twentieth anniversary of the date of the MD Anderson License; provided, however, that following the expiration of the term, we and Precigen shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder.

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

Should we in the future resume development of our product candidates, there can be no assurance that we will be able to successfully perform under the MD Anderson License or regain our terminated rights under the Patent License and if the MD Anderson License is terminated, we may be prevented from achieving our business objectives.

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

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we announced that we had provided the requisite notice to NCI to terminate the CRADA, pursuant to its terms, effective October 13, 2023. The termination of the CRADA would make it difficult to resume development of our product candidates, should we in the future consider doing so. Our unilateral termination gave the NCI certain rights under the CRADA. Specifically, it provided for (i) the NCI to receive any costs incurred for which we have not previously reimbursed it and reasonable termination costs; (ii) the option for the NCI to retain any funds we transferred to it for use in completing the research plan, as specified in the CRADA; and (iii) the NCI to receive sufficient quantities of materials to complete the research plan, as specified in the CRADA. The NCI subsequently confirmed that the amounts we had paid to date offset the NCI's cost of conducting the research and as a result, the NCI would not be seeking additional funds pursuant to the CRADA.

*Should we resume development of our product candidates, we may not be able to commercialize them, generate significant revenues, or attain profitability.

To date, none of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for, and commercialize potential product candidates is long, complex and costly. Should we resume clinical development, unless and until we receive approval from the FDA and/or other foreign regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Even if we should in the future resume development of our product candidates and obtain regulatory approval for one or more of our product candidates, if we are unable to successfully commercialize our products, we may not be able to generate sufficient revenues to achieve or maintain profitability or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

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

*We relied and, should we in the future resume development of our product candidates, will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

In the ordinary course of our business, we, our CROs and other third parties on which we rely collected and stored sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Although we have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, we cannot guarantee that those measures will be successful in preventing any such security incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Such legal claims or proceedings, liability or government enforcement actions may make it more difficult to consummate opportunities presented to us during our search for a strategic alternative. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to resume research, development and commercialization activities, process and prepare Company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. If the technology supporting our hunTR discovery engine were to experience a cyber-incident resulting in the disclosure or theft of our proprietary screening software or library of TCRs, its value may decrease and our business, or ability to consummate a strategic transaction, may be materially and negatively impacted. While we are not aware of any such material system failure, accident or security breach to date, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our search for a strategic alternative negatively impacted.

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

Should we resume clinical development, our clinical trials would compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition could reduce the number and types of patients available to us because some of our potential patients may instead opt to enroll in a clinical trial being conducted by one of our competitors. In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we would expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use if we resume development of our product candidates, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because our product candidates address patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial, which would require additional patient enrollment.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates should we resume clinical development, which would significantly harm our business, results of operations and prospects. In addition, even if we obtain regulatory approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request and may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS.

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

*We have halted development of our product candidates very early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a BLA to the FDA and the delay, or any failure, in completing clinical trials for our product candidates could harm our business.

Our most advanced product candidates were in a Phase 1/2 trial when we ceased development activity and will require extensive clinical testing should we resume development. Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. Failure can occur at any stage of a clinical trial, and we can encounter problems that cause us to delay the start of, abandon or repeat clinical trials. Some factors which may lead to a delay in the commencement or completion of our clinical trials, if resumed, include: requests for additional nonclinical data from regulators, unforeseen safety issues, dosing issues, lack of effectiveness during clinical trials, difficulty recruiting or monitoring patients, or difficulty manufacturing clinical products, among other factors.

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

If the FDA does not allow our product candidates to enter later stage clinical trials or requires changes to the formulation or manufacture of our product candidates before commencing Phase 3 clinical trials, the ability to further develop, or seek approval for, such product candidates may be materially impacted. As such, if we resume clinical development of our product candidates, we cannot predict with any certainty if or when we might submit a BLA for regulatory approval of our product candidates or whether such a BLA will be accepted. Because we do not anticipate generating significant revenues unless and until we submit one or more BLAs and thereafter obtain requisite FDA approvals, the timing of our BLA submissions and FDA determinations regarding approval thereof will directly affect if and when we are able to generate significant revenues.

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

As with many pharmaceutical and biological products, treatment with our product candidates, if resumed, may produce undesirable side effects or adverse reactions or events, including potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates, should we resume it. The FDA or foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. If a serious adverse event were to occur in a trial, the FDA may place a hold on the clinical trial.

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

Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We have depended on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates, including DNA plasmids, which we used as the vector to insert our TCRs into human T cells. Some of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs, should we resume manufacturing. We also do not have supply contracts with some of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing, should we resume those activities.

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

Specifically, the operation of a cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals who have successful previous experience in cleanroom environments. Cell therapy facilities, like other biological agent manufacturing facilities, require appropriate commissioning and validation activities to demonstrate that they operate as designed. Additionally, each manufacturing process must be proven through the performance of process validation runs to guarantee that the facility, personnel, equipment, and process work as designed. Although we have developed our own manufacturing processes using an in-house team, there is timing risk associated with increased in-house product manufacture, including as a result of implementing the Plan.

The manufacture of our product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in our manufacturing facilities, the manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. It is possible that stability or other issues relating to the manufacture of our product candidates could occur in the future. Before we halted clinical development, we had amended our clinical trial IND to use cryopreservation-based storage of clinical products. This process is new and should we resume clinical development and in-house manufacturing, we may experience manufacturing failures or difficulties producing sufficient quantities of our clinical products as a result of this change.

Our product candidates have been manufactured on a patient-by-patient basis. Delays in manufacturing could adversely impact the treatment of each patient and may discourage participation in clinical trials should clinical development be resumed. We have not manufactured our clinical trial product candidates on a large scale and may not be able to achieve large scale clinical trial or commercial manufacturing and processing on our own to satisfy expected clinical trial or commercial demands for any of our product candidates, should development resume in the future. The manufacturing processes employed by us may not result in product candidates that will be safe and effective. If we are unable to manufacture sufficient number of TCR-T cells for our product candidates, development efforts would be delayed, which would adversely affect our business and prospects.

Manufacturing operations are subject to review and oversight by the FDA. If we resume manufacturing operations, we will be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations. Our license to manufacture product candidates is subject to continued regulatory review.

We do not yet have sufficient information to reliably estimate the cost of commercial manufacturing and processing of our product candidates. The actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

We also may fail to manage the logistics of collecting and shipping patient material to our manufacturing site and shipping the product candidate back to the patient. Logistical and shipment delays and problems, whether or not caused by us or our vendors, could prevent or delay the delivery of product candidates to patients, should we resume the trial.

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

Our TCR-T cells were manufactured using our Sleeping Beauty system, a non-viral vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct was then primarily integrated at thymine-adenine, or TA, dinucleotide sites throughout the patient’s genome and, once expressed as protein, is transported to the surface of the patient’s T cells. Because the gene transfer vector modifies the genetic information of the T cell, there is a theoretical risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient, the cancerous T cell could trigger the development of a new cancer in the patient. We used non-viral vectors to insert genetic information into T cells, which we believe have a lower risk of insertional oncogenesis as opposed to viral vectors. However, the risk of insertional oncogenesis remains a concern for gene therapy, and we cannot assure you that it will not occur in any clinical trials of our product candidates. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Although our product candidates use non-viral vectors, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur from our non-viral vector, preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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

RISKS RELATED TO OUR ABILITY TO COMMERCIALIZE OUR PRODUCT CANDIDATES

Should we resume development of our product candidates, our inability to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer.

Even if we resume clinical development, we may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate, and will require substantial resources for research, development and testing. We cannot predict whether our research, development, and clinical approaches will result in products that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the approval process and may require us to conduct additional preclinical studies and clinical trials or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•
Delay commercialization of, and our ability to derive product revenues from, our product candidates;
•
Impose costly procedures on us; and
•
Diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our BLAs. We cannot be sure that we will ever obtain regulatory approval for any of our product candidates even if we should resume development in the future. Failure to obtain FDA approval for our product candidates will severely undermine our business by leaving us without a marketable product, and therefore without any potential revenue source, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate or that we will obtain FDA approval if we are able to do so.

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve confidential information, including trade secrets, to prevent third parties from infringing our proprietary rights, and to operate without infringing the proprietary rights of third parties. Our ability to consummate certain strategic transactions, including strategic partnerships or out-licensing opportunities, among others, may also be impaired if we are unable to adequately protect our intellectual property or if we infringe on the proprietary rights of others.

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson and the NCI, as well as with respect to the Precigen technology, including Sleeping Beauty. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation, filing, and prosecution of such patent applications unless the parties agree that we or Precigen instead may control such activities. Although under the License Agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or implemented. Under the Patent License with the NCI for certain TCRs, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications and patents licensed to us. Although under the Patent License, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all its patent applications and patents licensed to us, we cannot guarantee that our comments will be solicited or implemented. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice. We will no longer have any rights to the technology licensed pursuant to the Patent License upon the effectiveness of the termination notice. Under our A&R License Agreement Precigen has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear all related costs incurred by it in regard to those actions. Precigen is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the A&R License Agreement Precigen has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson, the NCI or Precigen, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we, the NCI and Precigen will file additional patent applications both in the United States and in other jurisdictions. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ patent portfolio:

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

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, or filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents, if any, that we may be able to obtain. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases at all, and because publications of discoveries in the scientific literature lag behind actual discoveries per se, neither we nor our licensors can be certain that others have not filed patent applications for technology used by us or covered by our pending patent applications. We cannot know with certainty whether we were the first to make and file for the inventions claimed in our owned patent portfolio, or whether our licensors were the first to make and file for the inventions claimed in our in-licensed patent portfolio. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. In addition, our own earlier filed patents and applications or those of MD Anderson, the NCI or Precigen, to the extent not then terminated, may limit the scope of later patents we obtain, if any. If third parties file or have filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection, or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

Should we resume development in the future, our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our products or use of our products do not infringe or will not be asserted to infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications, or that as-yet unpublished third-party patent applications will later result in the grant of patents relevant to our business. Another possibility is for a third-party patent or patent application to first contain claims not relevant to our business but then to be reissued or amended in such a way that it does become relevant.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties directed to compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we currently license from MD Anderson, the NCI and Precigen is early-stage technology, and we were in the process of designing and developing products using this technology. Although we sought and, should we resume development activities, will seek to avoid pursuing the development of products that may infringe any third-party patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims have merit.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have in-licensed patents and patent applications under the MD Anderson License and the Patent License. Under these agreements, we are subject to a range of obligations pertaining to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, and insurance.

Any failure by us to obtain a needed license, comply with any of the obligations or otherwise breach of our then existing license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of potential products and result in time-consuming and expensive litigation or arbitration. On termination we may be required to license to the licensor any related intellectual property that we developed.

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

Many of our current and former employees were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not and did not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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
•
Preclinical studies or clinical trial results, should we resume clinical development;
•
The commencement, enrollment or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
Public statements by third parties like trial participants and clinical investigators regarding clinical trials;
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
•
Our inclusion or removal from certain stock indices;
•
Our delisting from Nasdaq;
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

•
Other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics or responses to these events; and
•
Changes in accounting principles.

In addition, the stock market in general and our stock in particular from time to time experiences significant price and volume fluctuations unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Public debt and equity markets, and in particular the Nasdaq Capital Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies.

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

As of September 30, 2023, we had warrants for 22,922,342 shares of our common stock outstanding at a weighted average exercise price of $5.62 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under the 2020 Equity Incentive Plan. As of September 30, 2023 under the 2020 Equity Incentive Plan and our 2012 Equity Incentive Plan, 12,417,029 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $1.51 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of September 30, 2023, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 22.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 14, 2023, we entered into a retention letter agreement, or the Lackey Retention Agreement, with Melinda Lackey, our Senior Vice President, Legal and Administration , providing for a retention bonus as an incentive for her continued service through our exploration of strategic alternatives.

The Lackey Retention Agreement provides that if Ms. Lackey remains fully employed until the earlier of (i) the completion of the Transaction (as defined in the Lackey Retention Agreement) and (ii) the date that we terminate Ms. Lackey for any reason other than for failure to perform her duties at an Acceptable Level (as defined in the Lackey Retention Agreement), such period is referred to herein as the Lackey Transition Period, performs her duties at an Acceptable Level and signs a separation and release agreement, Ms. Lackey will be entitled to a bonus in the amount of 0.5 times her then monthly base for each month after August 15, 2023. The amount of the bonus will be paid in a lump sum at the end of the Lackey Transition Period and prorated as appropriate. If we terminate Ms. Lackey’s employment for any reason other than failure to perform her duties at an Acceptable Level, including as a result of Ms. Lackey’s death or permanent disability, Ms. Lackey will be deemed to have earned her bonus in full.

On September 1, 2023, we entered into a retention letter agreement, or the Deniger Retention Agreement, with Drew Deniger, our Vice President, Research and Development, providing for a retention bonus as an incentive for his continued service through our exploration of strategic alternatives.

The Deniger Retention Agreement provides that if Dr. Deniger remains fully employed until the earlier of (i) the completion of the Transaction (as defined in the Deniger Retention Agreement) and (ii) the date that we terminate Dr. Deniger for any reason other than for failure to perform his duties at an Acceptable Level (as defined in the Deniger Retention Agreement), such period is referred to herein as the Deniger Transition Period, performs his duties at an Acceptable Level and signs a separation and release agreement, Dr. Deniger will be entitled to a bonus in the amount of 0.5 times his then monthly base for each month after August 15, 2023. The amount of the bonus will be paid in a lump sum at the end of the Deniger Transition Period and prorated as appropriate. If we terminate Dr. Deniger's employment for any reason other than failure to perform his duties at an Acceptable Level, including as a result of Dr. Deniger’s death or permanent disability, Dr. Deniger will be deemed to have earned his bonus in full.

The foregoing descriptions of the Lackey Retention Agreement and Deniger Retention Agreement are summaries, do not purport to be complete and are qualified in their entirety by reference to the Retention Agreement, which is attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and each are incorporated herein by reference.

On November 10, 2023, we terminated the employment of Ms. Lackey and Dr. Deniger "Without Cause" (as defined in their respective employment agreements) and, per their respective Retention Agreements, not because either failed to perform their duties at an "Acceptable Level" (as defined therein), effective November 15, 2023. The Company expects to enter into a Severance Agreement with Dr. Deniger pursuant to which, among other things, he will remain reasonably available to the Company in connection with its consideration of strategic alternatives, including a potential transaction relating to the Company's scientific assets. In addition, the Company expects to enter into a Severance Agreement and Consulting Agreement with Ms. Lackey.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2023).

3.2

Amended and Restated Bylaws of the Registrant, dated as of September 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

10.1†+	Retention Agreement, dated as of August 14, 2023, between the Registrant and Melinda Lackey.

10.2†+	Retention Agreement, dated as of August 14, 2023, between the Registrant and Drew Deniger.

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

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Kevin S. Boyle, Sr.
Kevin S. Boyle, Sr.
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: November 14, 2023

By:

/s/ Michael Wong
Michael Wong
Vice President, Finance
(Principal Accounting Officer) Dated: November 14, 2023