Form 10-K
period 2023-12-31
Alaunos Therapeutics, Inc.
filed 2024-04-01
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-33038

Alaunos Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2617 Bissonnet Street, Suite 225 Houston, TX	77005
(Address of Principal Executive Offices)	(Zip Code)

(346) 355-4099

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCRT	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $94,764,946 as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 16,041,804 shares of common stock held by non-affiliates and a closing price of $7.65 as reported on the Nasdaq Capital Market on June 30, 2023. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 27, 2024, there were 16,012,479 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Alaunos Therapeutics, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are all statements contained in this Annual Report that are not historical fact, and in some cases can be identified by terms such as: “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” "potential," “will” and other words and terms of similar meaning.

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, levels of activity or performance of achievements to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Annual Report to “Alaunos,” the “Company,” “we,” “us” or “our” refer to Alaunos Therapeutics, Inc.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Alaunos®, hunTR®, and Ziopharm® as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

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
•
Our ability to consummate a strategic transaction depends on our ability to retain our current employees and consultants.
•
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could significantly disrupt our business.
•
We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
•
We received a Delisting Determination from Nasdaq in 2023 that while we have addressed with our recent reverse stock split and stock price trends, we remain subject to panel monitoring until February 2025, at any time during which we could be delisted again if we again fail to comply with the Minimum Bid Price Rule. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
•
We do not have approval by our shareholders for a second reverse stock split of our common stock to enable the Board of Directors to respond to a Panel if we fail to comply with the Minimum Bid Price Rule during the monitor period.
•
Even if we do get approval and effectuate a second reverse stock split, the trading price of our common stock may not meet the Minimum Bid Price Rule.
•
In light of the recent reverse stock split, or if we implement a second reverse stock split during the monitor period, liquidity of our common stock may be materially and adversely affected.
•
We may identify material weaknesses in the future or otherwise fail to maintain an effective internal controls system, which may result in material misstatements of our financial statements or have a material adverse effect on our business or stock price.
•
The recent termination of our licenses and research and development agreement with the National Cancer Institute could limit our ability to resume our clinical trial or begin new clinical trials focused on TCR-T.
•
Any termination of our licenses with Precigen or MD Anderson or our research and development agreements with MD Anderson could result in the loss of significant rights and could materially harm our ability to develop and commercialize our product candidates.
•
Should we resume development of our product candidates, we may not be able to commercialize them, generate significant revenues, or attain profitability.
•
We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.
•
We relied and, should we in the future resume development of our product candidates, will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cybersecurity incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and materially and adversely affect our business and reputation.
•
Should we resume development of our product candidates, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise materially and adversely affected.
•
Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, should we resume development.

•
We have halted development of our product candidates early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or the FDA, and the delay, or any failure, in completing clinical trials for our product candidates could significantly harm our business.
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any potential marketing approval.
•
The gene transfer vectors from our Sleeping Beauty system used to manufacture our product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.
•
Should we resume development of our product candidates, any candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to significant penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•
Should we resume development of our product candidates, our inability to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer materially.
•
If we are unable either to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize our product candidates successfully.
•
If physicians and patients do not accept and use our product candidates, once approved, our ability to generate revenue from sales of our products will be materially and adversely impaired.
•
Our ability to generate product revenues will be diminished if our products do not obtain coverage and adequate reimbursement from payors.
•
The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
•
Our immuno-oncology product candidates may face competition in the future from biosimilars and/or new technologies and our pending patent applications may not be granted, further limiting our ability to compete with other companies.
•
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be materially impaired.
•
Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.
•
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
•
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•
Because we do not expect to pay dividends, you will not realize any income from an investment in our common stock unless and until you sell your shares at a profit.
•
Our ability to use net operating loss carryforwards and research tax credits to reduce future tax payments may be limited or restricted.
•
The exercise of outstanding warrants, and issuance of equity awards may have a dilutive effect on our stock, and negatively and materially impact the price of our common stock.
•
Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may significantly harm the market price of our common stock.
•
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

PART I

Item 1. Business

Overview

We are a clinical-stage oncology-focused cell therapy company that was historically involved in developing adoptive T-cell receptor, or TCR, engineered T-cell therapies, or TCR-T, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We leveraged our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from common tumor-related mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, we were enrolling and treating patients for a Phase 1/2 clinical trial evaluating 12 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial.

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company has reduced its workforce by approximately 95% to date and continues working to reduce costs in order to extend its cash runway. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company has engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. Separately, the Company is evaluating several potential in-licensing opportunities in obesity, oncology and virology. In addition, on August 14, 2023, we announced that we had provided the requisite notice to the National Cancer Institute, or NCI, to terminate the Cooperative Research and Development Agreement, dated January 9, 2017, by and among us, the NCI and Intrexon Corporation, or Intrexon, as amended (such agreement referred to herein as the CRADA), pursuant to its terms, effective October 13, 2023.

Eight patients were treated and evaluated in our TCR-T Library Phase 1/2 Trial with three unique TCRs from our library, which targeted KRAS-G12D, TP5304175H, and KRAS-G12V hotspot mutations. Patients with pancreatic (3), colorectal (4) and non-small cell lung cancer (1) were treated, with certain pancreatic and colorectal patients also having lung metastases. Overall, the trial showed our T-cells were generally well-tolerated in all evaluable participants with no dose-limiting toxicities (DLTs) and no immune effector cell-associated neurotoxicity syndrome (ICANS) were observed. All cytokine release syndrome (CRS) events were within grades 1-3 and were self-limiting or resolved with standard clinical management and, in some cases, a single dose of tocilizumab.

One patient with non-small cell lung cancer (NSCLC) achieved an objective partial response with six months progression-free survival. Six other patients achieved a best overall response of stable disease. The total overall response rate was 13% and disease control rate was 87% in evaluable patients with advanced, metastatic, refractory solid tumors (see Figure A). Disease control was measured by objective responses and stable disease. Increased secretion of interferon-gamma relative to baseline was detected in all patients' serum post-cell transfer suggesting recognition of the tumor by the infused TCR-T cells. Persistence of TCR-T cells in peripheral blood was detected in all evaluable patients at their last follow-up, including up to six months in one patient. Infiltration of TCR-T cells into the tumor was also detected in three samples where a fresh biopsy was collected suggesting homing to the tumor microenvironment. All patients have progressed or withdrawn from the trial and long-term follow-up is ongoing for a subset of patients with no further intervention per the treatment protocol. This trial established proof-of-concept that Sleeping Beauty TCR-T cells can result in objective clinical responses and recognize established tumors in vivo.

Figure A

Despite the encouraging TCR-T Library Phase 1/2 Trial data, based on the substantial cost to continue development and the current financing environment, we announced in August 2023 that we would not pursue any further development of our clinical programs.

In the United States, solid tumors represent approximately 90% of new cancer diagnoses. Approximately 2.0 million people are expected to be diagnosed with cancer in the United States in 2023 and approximately 610,000 people are expected to die from cancer in the United States in 2023. Some of the cancers we targeted in our TCR-T Library Phase 1/2 Trial are expected to be among the most prevalent cancers diagnosed in the United States in 2023. In 2023, it was estimated that 238,340 people were expected to be diagnosed with lung and bronchus cancer, 153,020 were expected to be diagnosed with colorectal cancer, 66,200 people were expected to be diagnosed with endometrial cancer, 64,050 people were expected to be diagnosed with pancreatic cancer, 19,710 people were expected be diagnosed with ovarian cancer and approximately 8,000 people were expected to be diagnosed with bile duct cancer. Mutations of the KRAS, TP53 and EGFR genes are commonly expressed across a wide variety of cancers.

Our TCR-T Library Phase 1/2 Trial Approach

The table below sets forth our multiple solid tumor pipeline programs.

Our TCR-T program targeting solid tumors consisted of:

•
TCR Library: We built a TCR library that targets shared hotspot mutations known to be one of the key causes of cancer. These are non-inherited mutations. We in-licensed from the NCI multiple TCRs derived from third parties that are reactive to mutated KRAS, TP53 and EGFR.
•
Sleeping Beauty Gene Transfer Platform: Our proprietary non-viral genetic engineering technology utilizes a particular enzyme referred to as a transposase to cut and paste donor DNA referred to as a transposon into chromosomes of a T cell using a process called transposition.
•
hunTR® (human neoantigen T cell Receptor) Discovery Engine: Our robust and innovative TCR discovery engine enabled us to rapidly identify new TCRs to add to the TCR library. Using our hunTR discovery engine, we were able to analyze thousands of single T cells simultaneously using state-of-the-art bioinformatics and next generation sequencing. We aimed to maximize the breadth of our TCR library by evaluating both helper (CD4) and killer (CD8) T cells.

We believe our TCR-T program has several potential advantages over other cell therapy approaches for solid tumors, including CAR-T and tumor-infiltrating lymphocytes, or TIL. As compared to CAR-T, these potential advantages include that our TCR-T program targeted intracellular and extracellular neoantigens whereas CAR-T primarily targets extracellular antigens. As compared to TIL, these potential advantages include that our TCR-T program defined target specificity from the genetic engineering employed in manufacturing whereas in TIL specificity typically arises from the endogenous TCR rather than an introduced immunoreceptor.

Background on TCRs

Our strategy was to target the hallmark of genomic instability in cancer with TCRs. Genes in cancer cells can lead to the production of proteins, which are then processed by the cell into protein fragments known as peptides. These peptides are presented to T cells by a specialized set of molecules on the cancer cell surface called the human leukocyte antigen, or HLA, system. When peptide presentation occurs, and it results in T cell activation through the TCR, the peptides are known as antigens.

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

We genetically modified peripheral blood-derived T cells to express TCRs with specificity to tumor-derived antigens, especially neoantigens, and propagated them to sufficient numbers prior to administration. We aimed to overcome the key challenges of targeting neoantigens by using DNA plasmids to reprogram T cells to express introduced TCRs on a patient-by-patient basis. This was designed to help address tumor heterogeneity.

Our TCR-T cells contained multiple different subsets of T cells, including effector and memory T cells. The effector T cells were associated with immediate anti-tumor activity. Memory T cells have greater growth potential relative to the effector T cells. Some of our TCR-T cells were T memory stem cells, which have been described to have the largest capacity for growth and renewal relative to other T-cell populations.

Our TCR-T Manufacturing Process

The diagram below illustrates our manufacturing process for our TCR-T product candidates.

Screening
1
2
Selection of TCR from Library for Manufacturing
3
Peripheral Blood Leukapheresis
4
Sleeping Beauty Transposition of TCR
5
TCR Expression & Expansion
6
Formulation & Cryopreservation
7
Infusion

Our TCR-T approach focused on what we believed to be the most critical and prevalent tumor-specific targets in cancer. These target mutations, called hotspots, are prevalent in genes including KRAS, TP53 and EGFR, which can be found in non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers in several different HLA alleles. These driver genes play a key role in regulating cell division, maturation and death, and mutations in these genes have been observed to play a critical role in the development of certain cancers. The advantage of our Library TCR-T approach was that subsets of patients with solid tumors could potentially be rapidly treated by screening them for targeted neoantigens (e.g., KRAS, TP53 and EGFR), identifying patient HLA, and matching these results to the TCRs in the library. Patients with a variety of different cancers (e.g., non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers) could be screened for a match to our TCR library through tumor sequencing and identification of the patient’s tumor mutation and HLA typing. Once a match to our TCR library was confirmed, a portion of the patient’s white blood cells was collected through a peripheral blood leukapheresis and sent to our in-house current Good Manufacturing Practices, or cGMP, manufacturing facility in Houston, Texas.

Once the desired pre-manufactured TCR transposon was selected from our TCR library, we utilized our proprietary non-viral Sleeping Beauty genetic engineering technology to modify the patient’s T cells (both CD4+ and CD8+). We used T cells from peripheral blood, which have a younger and healthier phenotype relative to tumor-resident T cells, to generate our TCR-T cells. Given initial clinical cellular kinetics of the TCR-T cells in the patients treated to date, we believed these modified TCR-T cells would persist in the recipient following infusion. We observed in preclinical studies that genetic engineering of T cells by our Sleeping Beauty technology resulted in the rapid and stable expression of the introduced neoantigen-specific TCR. The genetically modified T cells expressing high levels of the TCR were expanded to produce the patient-specific, or autologous, TCR-T cell product. The product candidate was then harvested from the manufacturing process, formulated, cryopreserved, transferred to the hospital facility and infused in the patient after thawing.

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
•
Customizable Therapies. We believe our Sleeping Beauty platform provided us with the ability to manufacture more customizable therapies. The platform enabled a library of TCRs to be assembled and used in cells to recognize diverse mutations within shared neoantigens and address a multitude of HLA types. We believe this could enable both our Library TCR-T approach against shared cancer targets as well as personalized TCR therapies against unique, and potentially multiple, personal neoantigens. We believe multiplexing TCR-T cells, which involves infusing a patient with more than one TCR product, would be best enabled by our Sleeping Beauty system and through our unique TCRs and expanding TCR library.
•
Potential Clinical Benefits. We believe the anti-tumor activity of our TCR-T cells have the potential to last as long as the TCR-T cells persist and proliferate following the recognition of the neoantigen on the tumor cell surface. This may lead to durable and progressively greater clinical response in patients. In CAR-T cell products generated in human cells, Sleeping Beauty transposons were observed to integrate in a close-to-random distribution at thymine-adenine, or TA, dinucleotide sites, which increases the likelihood of insertion in a genomic safe harbor, thereby making them less likely to cause off-target effects when compared to other transposons and viral gene delivery methods. We also believe that including membrane-bound interleukin-15, or mbIL-15, in TCR-T cells can provide additional benefits. In particular, we have observed that T cells modified to express mbIL-15 as well as a TCR show increased potential for stemness corresponding with a potential ability to persist longer in the patient after infusion.
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

Preclinical and Clinical Development

Preclinical Development of our TCR-T Product Candidates

We independently evaluated all the TCRs we had licensed from NCI using our Sleeping Beauty platform. Candidate TCRs for clinical translation were selected based on conventional in vitro immunological measurements. We presented these data at the 2021 American Association for Cancer Research (AACR) and Society for Immunotherapy of Cancer (SITC) annual meetings. We selected the TCRs based, in part, on their ability to express on the T cell surface and then specifically recognize the mutated target without also targeting healthy cells. For those TCRs that are destined for killer T cells, our preclinical data suggested that those TCR-T cells could kill the appropriate tumor cell lines expressing the target neoantigen. In our preclinical studies, we also observed TCR-T cells killed significantly more tumor cells when matched with the corresponding HLA and neoantigen relative to mismatched tumor cells and relative to mismatched T cells not expressing the relevant neoantigen-specific TCR.

Selected formerly licensed TCRs were co-expressed with mbIL-15 on T cells. This was accomplished with the transfer of a single transposon to deliver three independent genes (TCRalpha, TCRbeta, mbIL-15) to the T cell. We optimized the orientation order of these three genes and the growth conditions specific for the generation of mbIL-15 TCR-T cells. Using similar standard immunologic readouts described above, the mbIL-15 TCR-T cells were observed to display a similar specificity and potency profile to conventional TCR-T cells; however, we observed increased in vitro survival of mbIL-15 TCR-T cells in the absence of all added support relative to TCR-T cells, especially in the T memory stem cell populations. We filed an international patent application around these findings and presented preclinical data from this program at the American Society of Gene & Cell Therapy conference in 2022. We believe mbIL-15 has the potential to increase the survival of TCR-T cells in the harsh tumor microenvironment and deepen clinical responses.

TCR-T Library Phase 1/2 Trial

In February 2021, we received FDA clearance for our company-sponsored IND to initiate a Phase 1/2 open-label, dose-escalation trial which was initially being conducted at MD Anderson. In January 2022, after screening patients, we opened enrollment in our TCR-T Library Phase 1/2 Trial and expected to enroll up to 180 adults during the course of the trial. We only enrolled patients who had a matched HLA and hotspot mutation that was targeted by one of the TCRs from our TCR library, who had progressive or recurrent solid tumors and who had failed at least one prior line of standard therapy. The trial was evaluating the 12 TCRs that were in our library that targeted neoantigens arising from KRAS, TP53 and EGFR mutations in patients across a broad range of solid tumors that include non-small cell lung, colorectal, endometrial, pancreatic, ovarian, and bile duct cancers, all in a single trial. We intended to use our hunTR discovery engine in an effort to add new TCRs to the library and clinical program as they were qualified by our laboratory. The patients were enrolled in cohorts according to their cancer at three separate dose levels. The Phase 1 primary endpoint was to define dose limiting toxicity or the recommended maximum tolerated dose for a subsequent clinical trial. The primary endpoints for the Phase 2 portion of the trial was expected to determine the objective response rate and otherwise evaluate safety and tolerability. We were also monitoring TCR-T cell persistence and performing multiple conventional immune monitoring assays in the clinical trial to evaluate their persistence in patients. As of December 31, 2023, we have enrolled and dosed 8 patients.

We presented information on the first two patients treated in September 2022 at the CRI-ENCI-AACR International Cancer Immunotherapy Conference, or CICON. The first patient we treated had lung adenocarcinoma with multiple lines of prior therapy and was refractory to checkpoint inhibitors. The second patient we treated was diagnosed with colon cancer and had received multiple lines of standard prior therapies. We successfully dosed a third patient who was diagnosed with advanced pancreatic cancer refractory to multiple lines of standard therapy in our TCR-T Library Phase 1/2 Trial in December 2022. We performed translational assessments to assess the biological activity of our TCR-T cells in order to guide next generation TCR-T therapy approaches including potential combination and multiplexed TCR-T cell therapies. We believe that these data provided early clinical validation of the potential of Sleeping Beauty TCR-T cell therapy in high value indications with significant unmet need.

•
All patients treated demonstrated manageable safety profiles with no dose limiting toxicities, or DLTs, or immune effector cell-associated neurotoxicity syndrome;
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
•
Demonstrating six month progression-free survival, Patient 1 had a best overall response of objective, partial response with regression of greater than 50% of target lesions at 12 weeks post-cell therapy. Patient 2 had a best overall response of stable disease at six weeks with 12 week progression-free survival. Progressive disease was observed in Patient 1 and Patient 2 at weeks 24 and 12, respectively, and each patient subsequently went off study;
•
The targeted mutations, KRAS-G12D and TP53-R175H, were detected in respective progressing tumor biopsies suggesting no antigen loss; and
•
Tumor homing was observed in Patient 1 with infiltration of both CD4 and CD8 TCR-T cells six months post-TCR-T cell therapy.

To our knowledge, achievement of an objective clinical response resulting from treatment with KRAS-G12D and HLA-A*11:01 specific TCR-T cells had not been reported until Patient 1 in our TCR-T Library Phase 1/2 Trial. Patient 1’s infusion product was high quality with 97.3% viability, 99.7% CD3+ purity and 95.2% TCR positivity. Patient 1’s target lesions were reduced compared to baseline by 46% at six weeks, 51% at 12 weeks and 46% at 24 weeks. At six months following treatment, an elective tumor biopsy of non-measurable disease in the right lung showed continued presence of tumor cells, KRAS-G12D mutation and HLA-A*11:01 allele, and progressive disease was corroborated by another elective scan at seven months. Patient 1 is now off trial and is being monitored as part of our long-term follow-up protocol.

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

In the fourth quarter of 2022, we submitted an IND amendment to the FDA to add two new TCRs to our clinical trial targeting frequent mutations and HLAs, with the potential to double the addressable market of our TCR-T Library Phase 1/2 Trial. In over 700 patients screened at MD Anderson Cancer Center with gastrointestinal or lung tumors, we improved our match rate from 5% to over 10%, including roughly one in five patients matching two TCRs in the library. The addition of these new TCRs highlighted our strategy to add both more HLAs to existing mutations (KRAS-G12V and HLA-DRB1*07:01) and new mutations within our targeted gene families (TP53-R273C and HLA-DPB1*04:02). The IND amendment also combined our treatment and screening protocols, streamlining enrollment and potentially making it easier for both patients and physicians. The amended IND also eliminated the requirement for retesting of the tumor mutation if six months had passed between screening and treatment.

Manufacturing

In 2023, Our cGMP facility in Houston, Texas was staffed by Alaunos personnel and was fully operational for manufacturing TCR T-cells genetically modified with our Sleeping Beauty gene transfer platform for our early-stage clinical trials. We relied on third parties for the production of the DNA plasmids used in manufacturing our product candidates. We closed our cGMP facility in Houston in November 2023 and laid off all manufacturing personnel by September 2023.

Our Library TCR-T approach allowed us to streamline the T cell manufacturing process by pre-manufacturing DNA plasmids corresponding to each of our qualified library TCRs. These TCRs were then utilized in the manufacturing for the patient-specific, autologous TCR-T product candidates. Our in-house TCR-T manufacturing facility also allowed us to integrate our research and development capabilities, potentially reducing the time from discovery to treating patients in a clinical trial. This integration was designed to minimize delays and reduce risks that can be encountered in drug development, including the failure of third parties to successfully produce the desired product, long technology transfer periods and long lead times for orders. We doubled our manufacturing capacity in 2022, allowing for production of two products simultaneously. We also filed an IND amendment to move from fresh to cryopreserved product and began implementing this change in the first half of 2023. The use of cryopreserved cell products was expected to reduce manufacturing process time from 30 days to 26 days, a 13% decrease, while increasing flexibility for patient scheduling and treatment.

IL-12 Program

As we announced in May 2021, we are winding down our existing Controlled IL-12 clinical program for the treatment of recurrent glioblastoma multiforme. On April 4, 2023, we returned the IL-12 assets to Precigen, Inc. via the parties' Amended and Restated Exclusive License Agreement.

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

Owned Patents

As of December 31, 2023, we have six families of pending patent applications that cover our TCR-T library, products and processes. We do not currently own any granted patents.

Patent terms extend for varying periods according to the date of patent filing or grant and the legal patent terms in the various countries where patent protection is obtained. The actual protection offered by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage, the issued claims and the availability of legal remedies in the country.

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

We also depended upon the skills, knowledge and experience of our scientific and technical employees, as well as those of our advisors, consultants, and other contractors, none of which may be patentable. To help protect unpatentable proprietary know-how, and for inventions for which patents may be difficult to enforce, we currently rely, and in the future, will continue to rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read Item Ia. Risk Factors—“Risks Related to Our Intellectual Property” section for further information about certain risks and uncertainties that may affect our patent position and proprietary rights.

License Agreements

Exclusive License Agreement with PGEN Therapeutics

On October 5, 2018, we entered into an exclusive license agreement, or License Agreement, with PGEN Therapeutics, or PGEN, a wholly owned subsidiary of Precigen Inc., or Precigen, which was formerly known as Intrexon Corporation. Pursuant to the terms of the License Agreement, we had exclusive, worldwide rights to research, develop and commercialize (i) TCR products designed for neoantigens for the treatment of cancer, (ii) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (iii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between us, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN. Under the License Agreement, we also have exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products. We were solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer as well as required to use commercially reasonable efforts, as defined in the License Agreement, to develop and commercialize IL-12 products, CD19 products and TCR Products. The License Agreement required us to pay PGEN an annual license fee of $0.1 million and reimburse PGEN for certain historical costs of the licensed programs. We were required to make milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions and pay PGEN tiered royalties ranging from low-single digit to high-single digit on the net sales derived from the sales of any approved IL-12 products and CAR products. We were also to pay PGEN royalties ranging from low-single digit to mid-single digit on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of

$100.0 million in the aggregate, 0% of any sublicensing income received by us relating to the licensed products, and fund development costs associated with each of the licensed products.

PGEN was required to pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of PGEN’s CAR products, up to a maximum royalty amount of $100.0 million. In October 2020, we entered into an amendment to the License Agreement relating to the transfer of certain materials and PGEN’s obligations to provide transition assistance relating to the IL-12 products.

In April 2023, we amended and restated the License Agreement by entering into the Amended and Restated License Agreement, or A&R License, which replaces in its entirety the License Agreement. We returned all rights to the CAR-T and IL-12 programs to Precigen. We were granted, royalty-free, an exclusive, worldwide, sublicensable rights to research, develop and commercialize TCR products designed for neoantigens for the treatment of cancer. We are required to pay Precigen a $75,000 annual license payment.

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

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, we issued MD Anderson a warrant to purchase 3,333,333 shares of our common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.001 per share, expires on December 31, 2026 and vests in four parts upon the occurrence of certain clinical milestones. As of December 31, 2023, the milestones have not been met.

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

The terms of the Patent License required us to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount will be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equals $1.5 million.

We were also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments were $4.3 million, of which aggregate payments of $3.0 million was due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was paid in 2022 upon the initiation of our TCR-T Library Phase 1/2 Trial, which was a qualifying Phase 1 clinical trial under the terms of the Patent License.

In addition, we were required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments is $12.0 million. We must also pay the NCI royalties on net sales of products covered by the Patent License at rates in the low to mid-single digits depending upon the technology included in a licensed product. To the extent we enter into a sublicensing agreement relating to a licensed product, we are required to pay the NCI a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense.

The Patent License was to expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. The NCI could have terminated or modified the Patent License in the event of a material breach, including if we did not meet certain milestones by certain dates, or upon certain insolvency events that remained uncured following the date that was 90 days following written notice of such breach or insolvency event. We could have terminated the Patent License, or any portion thereof, in our sole discretion at any time upon 60 days’ written notice to the NCI. In addition, the NCI had the right to: (i) require us to sublicense the rights to the product candidates covered by the Patent License upon certain conditions, including if we are not reasonably satisfying required health and safety needs and (ii) terminate or modify the Patent License, including if we are not satisfying requirements for public use as specified by federal regulations.

On October 27, 2023, we provided the requisite 60-days' notice to the NCI of our intention to terminate the Patent License, effective December 26, 2023. The Patent License subsequently was terminated on that date.

Cooperative Research and Development Agreement with the NCI

On January 9, 2017, we entered into a Cooperative Research and Development Agreement, or CRADA, with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using our Sleeping Beauty technology, the NCI would analyze a patient’s own cancer cells, identify their unique neoantigens and TCRs reactive against those neoantigens and then use our Sleeping Beauty technology to transpose one or more TCRs into T cells for re-infusion. Research conducted under the CRADA was at the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI, in collaboration with our researchers.

We were responsible for providing the NCI with the test materials necessary for them to conduct their studies, and eventually, clinical trials pursuant to the CRADA. Inventions, data and materials discovered or produced in connection with performance of the research plan under the CRADA would have remained the sole property of the party who produced the discovery. The parties would have jointly owned all inventions jointly discovered under the research plan. The owner of any invention under the CRADA would have made the decision to file a patent covering the invention, or in the case of a jointly owned invention, we would have had the first opportunity to file a patent covering the invention. If we failed to provide timely notice of our decision to the NCI or decided not to file a patent covering the joint invention, NCI had the right to make the filing. For any invention solely owned by NCI or jointly made by NCI and us for which a patent application was filed, the U.S. Public Health service would have granted us an exclusive option to elect an exclusive or non-exclusive commercialization license. For inventions owned solely by NCI or jointly owned by NCI and us, which are licensed according to the terms described above, we agreed to grant to the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world. We were also required to grant the U.S. government a non-exclusive, non-transferable, irrevocable and paid up license to practice the invention or have the invention practiced on its behalf throughout the world for any of our solely owned inventions. The agreement could have been terminated by any of the parties upon 60 days prior written consent.

The NCI had a cleared IND that would permit them to begin this trial. To our knowledge, the trial has not yet enrolled. The progress and timeline for this trial, including the timeline for dosing patients, were under control of the NCI.

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

On August 14, 2023, we provided the requisite 60-days' notice of our intention to terminate the CRADA, which did subsequently terminate at that time.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We relied on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers; the implementation of these provisions has also been delayed by the IRA until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, currently set at 100% of a drug’s average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. Further, in July 2021, the Biden Administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

Competition

We believe our novel hunTR discovery engine demonstrated the ability to identify proprietary TCRs, allowing us to further expand and advance our pipeline with multiple solid tumor programs under development. In addition, our non-viral transposon method of expressing TCRs, Sleeping Beauty, was less complex relative to many of our competitors’ viral approaches. Finally, our TCR-T Phase 1/2 Library Trial was designed to allow us to treat patients quickly and efficiently in many different indications with a tumor mutation and HLA matching one or more of the several TCRs in our library, which we believe gives us a distinct competitive advantage. However, the development and commercialization for new products to treat cancer, including the indications we pursued, is highly competitive and considerable competition exists from major pharmaceutical, biotechnology and specialty cancer companies. Many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. Given the rapidly advancing and changing science and technologies in the industry, they may compete with us in hiring personnel, setting up clinical study sites, recruiting patients for clinical trials, and procuring technologies and licenses complementary to, or required for, our programs. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

Employees and Human Capital Resources

As of March 1, 2024, we had 1 full-time employee who is engaged in administration and no part-time employees. None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees are good.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

We endeavor to recruit the best people for the position regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training and policies.

The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

In 2023 and the first quarter of 2024, we entered into several material consulting agreements to ensure smooth transitions and business continuity.

The Boyle Separation Agreement and Consulting Agreement

On December 22, 2023, we entered into a Separation and Release Agreement, effective December 22, 2023, with Kevin S. Boyle, Sr. (the “Separation Agreement”), the Company’s Chief Executive Officer, in connection with Mr. Boyle’s termination. Pursuant to the terms of his employment agreement, upon his termination Mr. Boyle was deemed to automatically resign from our Board of Directors.

Pursuant to the terms of the Separation Agreement, and subject to customary conditions, we agreed to pay Mr. Boyle a one-time separation payment in an amount equal to six months of Mr. Boyle’s base salary and the cost of six months of COBRA premiums for Mr. Boyle, or approximately $331,990 less all applicable income and payroll taxes, deductions and withholdings. Mr. Boyle has agreed to make himself reasonably available to us to provide information related to his transition. The Separation Agreement also provides for a customary mutual release of all claims by us and Mr. Boyle against one another.

We also entered into a consulting agreement (the “Boyle Consulting Agreement”), effective January 1, 2024, with Mr. Boyle pursuant to which he will continue providing strategic and advisory services to us. The Boyle Consulting Agreement will continue for a period of six months. The Boyle Consulting Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement for any usual and customary expenses incurred by Mr. Boyle in connection with performing services pursuant to the Boyle Consulting Agreement.

The Deniger Separation and Lackey Separation & Consulting Agreements

As previously reported, on November 10, 2023, we terminated the employment of Melinda Lackey, Senior Vice President, Legal and Administration, and Drew Deniger, Vice President, Research and Development, “Without Cause” (as defined in their respective employment agreements) and, per their respective retention agreements, not because either failed to perform their duties at an “Acceptable Level” (as defined therein), effective November 15, 2023. In connection with their termination, we paid $44,998 to Ms. Lackey pursuant to her retention letter agreement, dated August 14, 2023, and $45,623 to Dr. Deniger pursuant to his retention letter agreement, dated September 1, 2023.

The Deniger Separation Agreement

Pursuant to the terms of the separation and release agreement between us and Dr. Deniger (the “Deniger Separation Agreement”), Dr. Deniger has agreed to remain reasonably available to the Company, and to reasonably cooperate and assist us, in connection with (i) any investigations, litigation or other proceedings in which he was involved while an employee and (ii) our consideration of strategic alternatives relating to its scientific assets. Subject to customary conditions, we paid Dr. Deniger a one-time separation payment in an amount equal to $182,500, less all applicable income and payroll taxes, deductions and withholdings. The Deniger Separation Agreement also provides for a customary release of all claims against us by Dr. Deniger.

The Lackey Separation Agreement and Consulting Agreement

Pursuant to the terms of the separation and release agreement between us and Ms. Lackey (the “Lackey Separation Agreement”), Ms. Lackey agreed to remain reasonably available to the Company, and to reasonably cooperate and assist us, in connection with any investigations, litigation or other proceedings in which she was involved while an employee. Subject to customary conditions, we paid Ms. Lackey a one-time separation payment in an amount equal to $180,000, less all applicable income and payroll taxes, deductions and withholdings. The Lackey Separation Agreement also provides for a customary release of all claims against us by Ms. Lackey.

We also entered into a consulting agreement (the “Lackey Consulting Agreement”), effective November 16, 2023, with Ms. Lackey pursuant to which Ms. Lackey will continue providing legal services to us, including assisting in its ongoing exploration of strategic alternatives. The Lackey Consulting Agreement will continue indefinitely until terminated by the Company or Ms. Lackey upon 30 days prior written notice. The Lackey Consulting Agreement provides for compensation at a fixed rate of $400 per hour and reimbursement by the Company for any usual and customary expenses incurred by Ms. Lackey in connection with performing services pursuant to the Lackey Consulting Agreement.

Mr. Wong's Departure and Mr. Groenewald Engagement

On February 15, 2024, Michael Wong gave notice of his resignation as Vice President, Finance, of the Company effective February 23, 2024.

On February 22, 2024, the Company and Ferdinand Groenewald entered into a consulting agreement (the “Consulting Agreement”), effective February 22, 2024, pursuant to which Mr. Groenewald will lead accounting and financial reporting activities of the Company. Mr. Groenewald will serve as the Company’s Vice President, Finance. The Consulting Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Consulting Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Consulting Agreement. In addition, the Consulting Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.

Since July 2022, Mr. Groenewald, age 39, has served in several capacities at the CFO Squad, which provides outsourced accounting and consulting services. From January 2, 2022 to July 31, 2022, Mr. Groenewald had served as the Chief Accounting Officer of Muscle Maker, Inc., a Nasdaq-listed company. From September 2018 to January 2, 2022, Mr. Groenewald served as the Chief Financial Officer of Muscle Maker,

Inc. From January 25, 2018 through May 29, 2018, Mr. Groenewald served as the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer of Muscle Maker, Inc., Muscle Maker Development, LLC and Muscle Maker Corp., LLC. In addition, from October 2017 through May 29, 2018, he served as the controller of Muscle Maker, Inc. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, he served as senior financial reporting accountant of Wrinkle Gardner & Company, a full-service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC, where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa. Mr. Groenewald has served as a member of the Board of Directors of (i) HeartCore Enterprises, Inc., a company listed on the Nasdaq Capital Market, since January 24, 2022; (ii) SYLA Technologies Co., Ltd., a publicly reporting company that is listed on the Nasdaq Capital Market, since December 1, 2022; and (iii) Sushi Ginza Onodera, Inc., a company that has publicly filed a registration statement on Form S-1 in connection with its initial public offering, since July 1, 2023.

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

Our principal executive offices are located at 2617 Bissonnet Street, Suite 225, Houston, Texas 77005, and our telephone number is (346) 355-4099.

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

Item 1A. Risk Factors

An investment in our common stock is risky. In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition, results of operations, cash flows and prospects would likely be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment in our common stock. Therefore, we urge you to carefully review this entire Annual Report on Form 10-K and consider the risk factors discussed below. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, results of operations, cash flows and prospects. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business, financial condition, results of operations, cash flows and prospects. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

RISKS RELATED TO OUR STRATEGIC REPRIORITIZATION

Our strategic reprioritization may not be successful, may not yield the desired results and we may be unsuccessful in identifying and implementing any strategic transaction.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce by approximately 95% to date and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, while we are evaluating several potential in-licensing opportunities in obesity, oncology and virology, there is no assurance that any of these potential opportunities will come to fruition.

We believe there is value in our hunTR® TCR discovery platform. However, the platform is experimental. There can be no assurances that we can succeed in improving the platform’s appeal and increasing its value. We may be unable to successfully monetize the platform or any TCRs we discovered, either through partnerships or out-licensing.

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

We may require substantial additional financial resources to continue as a going concern, including through the strategic review process, and if we raise additional funds, this may materially and negatively affect the value of your investment in our common stock.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2023, we had a net loss of $35.1 million, and, as of December 31, 2023, our accumulated deficit since inception in 2003 was $915.8 million. Although we are in the process of implementing a restructuring plan, or the Plan, whereby we are winding down our TCR-T Library Phase 1/2 Trial, other development programs and implemented a reduction in force, in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. In connection with our strategic reprioritization, we unilaterally terminated the CRADA with the NCI in August 2023 and the Patent License with the NCI in October 2023.

As of December 31, 2023, we have approximately $6.1 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. We have not set a timetable for completion of the strategic review process and the timing of consummating a strategic transaction, if any, is not entirely within our control. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

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

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

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
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Our ability to consummate a strategic transaction depends on our ability to retain our remaining employees and consultants.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees and consultants, the loss of whose services may adversely impact our ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, on August 14, 2023, we implemented the Plan that included reducing our workforce. The reduction in force has impacted approximately 95% of our workforce to date, including key members of our management team. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees and consultants to seek alternative opportunities. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could significantly disrupt our business.

On August 14, 2023, in connection with the evaluation of strategic alternatives and in order to extend our resources, our Board of Directors approved the Plan that included reducing our workforce, which has impacted approximately 95% of our workforce to date. In addition, the Plan included a discontinuation of our clinical development programs and further prioritization of our resources as we assess strategic alternatives. We incurred approximately $1.5 million for retention, severance and other employee termination-related costs starting in the third quarter of 2023 through to the fourth quarter of 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees and consultants. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

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

RISKS RELATED TO OUR BUSINESS

We received a Delisting Determination from Nasdaq. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may materially and adversely impact our ability to consummate certain strategic transactions.

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

On November 8, 2023, we received the Delisting Determination notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days during the Extended Compliance Period, the Staff has determined to suspend trading of our common stock on Nasdaq, effective November 17, 2023, and file a Form 25-NSE with the SEC to remove our common stock from listing and registration under the Securities Exchange Act of 1934, as amended, unless we timely request an appeal of the Delisting Determination to the Panel. On November 14, 2023, we timely filed a notice requesting a hearing before the Panel to appeal the Delisting Determination. A hearing was initially scheduled for February 15, 2024 and subsequently rescheduled to January 25, 2024. Our common stock continued to trade on the Nasdaq Capital Market Exchange, or the Exchange, under the symbol "TCRT" during this time. Following the hearing, on February 5, 2024, the Panel granted our request to continue listing on the Exchange subject to certain conditions until February 15, 2024. These conditions included the completion of the already shareholder approved 1-for-15 reverse stock split and compliance with the Minimum Bid Price Rule for ten consecutive trading days. We were required to provide prompt notification to the Panel of any "significant" events during the exception period. We executed this reverse stock split on January 31, 2024. On February 16, 2024, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Rule. While we are now in compliance, we are now subject to a Mandatory Panel Monitor until February 16, 2025. If we fail to comply with the Minimum Bid Price Rule during this period, we will not be permitted to provide the Staff with a compliance plan and Staff will not be permitted to grant extra time to us to regain compliance. In addition, we would be issued a Delist Determination Letter with the opportunity to request a new hearing with the initial Panel, or a newly convened Hearings Panel if the initial Panel is not available.

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

We do not have approval by our shareholders for a second reverse stock split of our common stock to enable the Board of Directors to respond to a Panel if we fail to comply with the Minimum Bid Price Rule during the monitor period.

While our stockholders approved a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock, if needed in the discretion of our Board of Directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for-5 and 1-for-15, inclusive, at any time on or before June 6, 2024, we have already executed this approved stock split to achieve compliance to the November delisting notice. If we receive a second delisting notice during the monitor period, we have to convene a special shareholder meeting to obtain approval for another reverse stock split. There is no guarantee that the Panel will grant us an exception to convene such a meeting. There is no guarantee that the shareholders would approve another reserve stock split.

Shareholders may not approve another reverse stock split.

Even if we are able to convene a shareholders meeting within the time allowed by the Panel should we fail to comply with the Minimum Bid Price Rule during the monitor period, there is no guarantee that the shareholders would approve a reverse stock split. Failure to acquire shareholder approval of a second reverse stock split would negatively effect our ability to regain compliance with the Minimum Bid Price Rule, which would result in our common stock being delisted from the Exchange.

Even if we do get approval and effectuate a second reverse stock split, the trading price of our common stock may not meet the Minimum Bid Price Rule

If we do effect a second reverse stock split, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq. There is also no guarantee that the Panel agrees that implementing a reverse stock split warrants reversing the Staff's delisting determination, regardless of the price at which our common stock would trade following the split.

In light of the recent reverse stock split, or if we implement a second reverse stock split during the monitor period, liquidity of our common stock may be materially and adversely affected.

In light of our recent reverse stock split, or if we have to effect a second reverse stock split to avoid a delisting pursuant to a new Delisting Determination during the monitor period, the liquidity of the shares of our common stock may be affected materially and adversely by any such reverse stock split given the reduced number of shares of common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

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

Although the material weaknesses identified in the past have been remediated, we cannot assure you that any measures we have taken or may take in the future will be sufficient to avoid potential future material weaknesses. If we are unable to successfully remediate any future material weakness and maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in the identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business, financial condition, results of operations, cash flows and prospects could be materially harmed and investors could lose confidence in our reported financial information.

The development and commercialization of non-viral adoptive TCR-T cell therapies could be considered a new approach to cancer treatment, the successful development of which is subject to significant challenges.

We have employed technologies such as the technology licensed from MD Anderson pursuant to the MD Anderson License, described above, from Precigen, pursuant to the A&R License Agreement, and from the NCI, pursuant to the Patent License described above, to pursue the development and commercialization of non-viral cellular therapies based on T-cells and TCRs, targeting solid tumor malignancy. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates is subject to a number of challenges, including:

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

Should we resume development of our product candidates, we will need to recruit, hire and retain qualified personnel.

Following our strategic reprioritization in August 2023, we have reduced our workforce by approximately 95% to date. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees and consultants to seek alternative opportunities. The reductions in force included employees responsible for key aspects of our clinical and other development programs.

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

The recent termination of our licenses and research and development agreement with the National Cancer Institute could significantly limit our ability to resume our clinical trial or begin new ones focused on TCR-T.

We have terminated our TCR license with the National Cancer Institute. This will affect our ability to quickly resume TCR-T-based clinical trials as we will need to renegotiate this license or obtain approval from FDA to use TCRs that we validate internally. We may not obtain such approval or be able to validate TCRs internally quickly or at all, significantly hindering our ability to resume our clinical trial.

Any termination of our licenses with Precigen or MD Anderson or our research and development agreements with MD Anderson could result in the loss of significant rights and could significantly harm our ability to develop and commercialize our product candidates.

Our clinical programs, if resumed, depend on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson and Precigen, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to develop or monetize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•
the scope of rights granted under the applicable license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes, and the technology and processes of Precigen, MD Anderson and our other licensors, infringe intellectual property of the licensor that is not subject to the applicable license agreement;
•
our right to sublicense patent and other rights to third parties pursuant to our relationships with our licensors and partners;
•
whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under the MD Anderson License and the A&R License Agreement;
•
whether or not our partners are complying with all of their obligations to support our programs under licenses and research and development agreements; and
•
the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson and Precigen, on acceptable terms, we may be unable to successfully monetize the affected potential products. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice, which is now terminated. If we are unable to acquire the rights from the NCI that we currently have under the Patent License following its termination, on terms acceptable to us or at all, our clinical development programs will be negatively impacted. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to monetize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

We may not be able to retain the rights licensed to us and Precigen by MD Anderson to technologies relating to TCR-T cell therapies and other related technologies.

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

Should we resume development of our product candidates, we may not be able to commercialize them, generate significant revenues, or attain profitability.

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

Our business subjects us to the risk of liability claims associated with the use of hazardous materials and chemicals.

Our contract research and development activities have involved and may in the future involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials complied with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could have a materially adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require our contractors to incur substantial compliance costs that could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We relied and, should we in the future resume development of our product candidates, will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cybersecurity incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could significantly harm our ability to operate our business effectively and adversely affect our business and reputation.

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

RISKS RELATED TO THE CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

Should we resume development of our product candidates, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise materially and adversely affected.

We have experienced, and may in the future experience, difficulties in patient enrollment in our TCR-T Library Phase 1/2 Trial and any future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates should we resume clinical development, which would significantly harm our business, financial condition, results of operations, cash flows and prospects. In addition, even if we obtain regulatory approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request and may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS.

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

We have halted development of our product candidates very early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a BLA to the FDA and the delay, or any failure, in completing clinical trials for our product candidates could significantly harm our business.

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

Our cellular therapy immuno-oncology product candidates relied on the availability of reagents, specialized equipment and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all if we resume our clinical trial. For some of these reagents, equipment and materials, we relied or may rely on sole source vendors or a limited number of vendors, which could significantly impair our ability to manufacture and supply our products, should we resume these activities.

Manufacturing our product candidates required many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We have depended on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates, including DNA plasmids, which we used as the vector to insert our TCRs into human T cells. Should we resume product manufacturing, some or all of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs, should we resume manufacturing. We also do not have supply contracts with some of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience significant delays in receiving key materials and equipment to support clinical or commercial manufacturing, should we resume those activities.

For some of these reagents, equipment, infrastructure, and materials, we may rely on sole source vendors or a limited number of vendors. An inability to source product from any of these suppliers, or source product on commercially reasonable terms, which could be due to, among other things, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, supply chain issues or quality issues, could materially and adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our ability to conduct clinical trials, should we resume them, which could significantly harm our business.

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

Should we resume development of our product candidates, any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

RISKS RELATED TO OUR ABILITY TO COMMERCIALIZE OUR PRODUCT CANDIDATES

Should we resume development of our product candidates, our inability to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate would cause our business to suffer significantly.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that would require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that approval will be obtained. If we are unable to obtain coverage of and adequate payment levels for our product candidates, if approved, from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer our products and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and materially and adversely impact our business, financial condition, results of operations, cash flows and prospects.

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

Our projections of both the number of people who have the cancers we targeted, as well as the subset of people with these cancers in a position to receive therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Our market opportunities may also be limited by competitor treatments that may enter the market.

Healthcare legislative reform measures may have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, currently set at 100% of a drug's average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. Further, in July 2021, the Biden Administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden's executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Additionally, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Individual states in the United States also have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully develop our product candidates may be materially impaired.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson as well as with respect to the Precigen technology, including Sleeping Beauty. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation, filing, and prosecution of such patent applications unless the parties agree that we or Precigen instead may control such activities. Although under the License Agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or implemented. Under the Patent License with the NCI for certain TCRs, the NCI is responsible for the preparation, filing, prosecution, and maintenance of patent applications and patents licensed to us. Although under the Patent License, the NCI is required to consult with us in the preparation, filing, prosecution, and maintenance of all its patent applications and patents licensed to us, we cannot guarantee that our comments will be solicited or implemented. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice. We no longer have any rights to the technology licensed pursuant to the Patent License upon the effectiveness of the termination notice. Under our A&R License Agreement Precigen has the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and shall bear all related costs incurred by it in regard to those actions. Precigen is required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the A&R License Agreement Precigen has agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we cannot guarantee that our comments will be solicited or followed. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson or Precigen, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we and Precigen will file additional patent applications both in the United States and in other jurisdictions. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ patent portfolio:

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

Certain technologies utilized in our research and development programs are already in the public domain. Moreover, a number of our competitors have developed technologies, or filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and may cover or conflict with our owned or licensed patent applications, technologies or product candidates. Such conflicts could limit the scope of the patents, if any, that we may be able to obtain. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases at all, and because publications of discoveries in the scientific literature lag behind actual discoveries per se, neither we nor our licensors can be certain that others have not filed patent applications for technology used by us or covered by our pending patent applications. We cannot know with certainty whether we were the first to make and file for the inventions claimed in our owned patent portfolio, or whether our licensors were the first to make and file for the inventions claimed in our in-licensed patent portfolio. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. In addition, our own earlier filed patents and applications or those of MD Anderson or Precigen, to the extent not then terminated, may limit the scope of later patents we obtain, if any. If third parties file or have filed patent applications or obtained patents on technologies, compositions and methods of use that are relevant to our business and that cover or conflict with our owned or licensed patent applications, technologies or product candidates, we may be required to challenge such protection, terminate or modify our programs impacted by such protection, or obtain licenses from such third parties, which might not be available on acceptable terms, or at all.

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

If we are unable to protect the confidentiality of our confidential information, our business and competitive position would be significantly harmed.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties directed to compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we currently license from MD Anderson and Precigen is early-stage technology, and we were in the process of designing and developing products using this technology. Although we sought and, should we resume development activities, will seek to avoid pursuing the development of products that may infringe any third-party patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims have merit.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have in-licensed patents and patent applications under the MD Anderson License and the License Agreement. Under these agreements, we are subject to a range of obligations pertaining to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, and insurance.

Any failure by us to obtain a needed license, comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of potential products and result in time-consuming and expensive litigation or arbitration. On termination we may be required to license to the licensor any related intellectual property that we developed.

In addition, in certain cases, the rights licensed to us are rights of a third party licensed to our licensor. In such instances, if our licensors do not comply with their obligations under such licenses, our rights under our license agreements with our licensor may be adversely affected.

In addition, the licensing or acquisition of third-party intellectual property rights is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Public statements made by third parties such as trial participants and clinical investigators about clinical trials without our consent may adversely impact our stock price. We may not be aware of these third-party statements when made, may not be able to respond to these third-party statements and may not be able to defend our business or the public’s legitimate interests due to restrictions on what we may say about our product candidates, which may cause the price of our stock to fluctuate. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other significant harm to our business.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our business, financial condition, results of operations, cash flows or prospects do not meet their expectations, our stock price and trading volume could significantly decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our business, financial condition, results of operations, cash flows or prospects do not meet their expectations, our stock price could significantly decline. If our common stock is delisted by Nasdaq, the impact of analysts ceasing to cover our securities may negatively impact the price of our common stock more dramatically.

Our business could be materially and negatively affected as a result of the actions of activist stockholders.

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

The exercise of outstanding warrants, and issuance of equity awards may have a dilutive effect on our stock, and materially and negatively impact the price of our common stock.

As of December 31, 2023, we had warrants for 1,452,394 shares of our common stock outstanding at a weighted average exercise price of $86.33 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under our 2020 Equity Incentive Plan. As of December 31, 2023, under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan, 465,895 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $25.31 per share.

Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may significantly harm the market price of our common stock.

As of December 31, 2023, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 14.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our business, financial condition, results of operations, cash flows and prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million as of the last business day of our most recently completed second quarter if our annual revenues are $100 million or more as of our most recently completed fiscal year, or until our public float exceeds $700 million as of the last business day of our most recently completed second quarter if our annual revenues are less than $100 million as of our most recently completed fiscal year.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

We have implemented a cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: password protection; multi-factor authentication; monitoring and alerting systems for internal and external threats; and regular evaluations of our cybersecurity program.

We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider. We also seek to include appropriate security terms in our contracts, where applicable as part of our oversight of third-party providers.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

We maintain an incident response program. In the event of a cybersecurity incident, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain an Incident Response Plan, which includes an Incident Response Process in the event of a significant cybersecurity incident. In the event of a significant cybersecurity incident, our head of administration will chair an incident response team to handle the incident. Such incident response team will include members of IT, finance (if applicable), legal, communications, human resources and any affected unit or department. IT, along with a designated forensic team, will use the Incident Response Process to guide the response.

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by head of administration and our managed service provider. Our head of administration has over four years of experience addressing cybersecurity risks. Our head of administration is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our head of administration oversees the Incident Response Plan and briefs our board of directors on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.

Board Oversight

In its oversight role, our Board of Directors is expected to specifically consider risks, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.

On a regular basis, the head of administration reports to our Board of Directors on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial condition, results of operations, cash flows and prospects, and the programs and steps implemented by our management team to monitor and mitigate risks.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given our nature and size, we do not have a dedicated enterprise risk function, but our management team regularly considers and evaluates risks. As part of that risk management process, our management team identifies, assesses and evaluates risks impacting our operations, including those risks related to cybersecurity, and raise them for internal discussion, and where it is determined to be appropriate, issues are also raised to our Board of Directors for consideration.

As of the date of this Annual Report on Form 10-K, we are not aware of any previous cybersecurity incidents that have materially affected our business, financial condition, results of operations, cash flows and prospects or that are reasonably likely to have such a material effect. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see "Item IA—Risk Factors—Risks Related to Our Business."

Item 2. Properties

Our corporate office is located at 2617 Bissonnet Street, Suite 225, Houston, Texas 77005. We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our business, financial condition, results of operations, cash flows and prospects. In addition, regardless of the outcome, litigation could have a material and adverse impact on us because of defense costs, diversion of management resources and other factors.

We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, be reasonably likely to have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

KBI Biopharma Litigation

On March 17, 2023, KBI Biopharma, Inc., or KBI, filed a complaint against us in the District Court of Harris County, Texas, 165th Judicial District, asserting breach of an Amended and Restated Master Services Agreement between us and KBI relating to the development of an autologous gene modified T-cell therapy product, or the KBI Agreement. KBI was primarily seeking unspecified monetary damages in excess of $3.2 million. On May 1, 2023, we filed an answer generally denying all of KBI’s allegations and asserting affirmative and other defenses as well as counterclaims for breach of the KBI Agreement and conversion. On October 20, 2023, we entered into an agreement with KBI to settle all claims asserted by KBI against us and our counterclaims against KBI at issue in the litigation for $1.0 million. All claims have been dismissed in their entirety with prejudice.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “TCRT.”

Record Holders

As of March 18, 2024, we had approximately 167 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

We did not sell or issue any equity securities during the three months ended December 31, 2023 that were not registered under the Securities Act.

Repurchases

There were no repurchases of our common stock by the Company during the fiscal quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results, levels of activity, performance or achievements could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1A and under “Special Note Regarding Forward-Looking Statements” or in other parts of this Annual Report on Form 10-K. All share amounts presented in this Item 7 give effect to the 1-for-15 reverse stock split of our outstanding shares of common stock that occurred on January 31, 2024.

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

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2023, we had a net loss of $35.1 million, and as of December 31, 2023, we have incurred approximately $915.8 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce during the third and fourth quarters of 2023, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, on August 14, 2023, we announced that we had provided the requisite notice to the National Cancer Institute, or the NCI, to terminate the Cooperative Research and Development Agreement, dated January 9, 2017, by and among us, the NCI and Intrexon Corporation, or Intrexon, as amended (such agreement referred to herein as the CRADA), pursuant to its terms, effective October 13, 2023. In addition, on October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023.

2023 Developments

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

One patient with non-small cell lung cancer (NSCLC) achieved an objective partial response with six months progression-free survival. Six other patients achieved a best overall response of stable disease. The total overall response rate was 13% and disease control rate was 87% in evaluable patients with advanced, metastatic, refractory solid tumors (see Figure A). Disease control was measured by objective responses and stable disease. Increased secretion of interferon-gamma relative to baseline was detected in all patients' serum post-cell transfer suggesting recognition of the tumor by the infused TCR-T cells. Persistence of TCR-T cells in peripheral blood was detected in all evaluable patients at their last follow-up, including up to six months in one patient. Infiltration of TCR-T cells into the tumor was also detected in three samples where a fresh biopsy was collected suggesting homing to the tumor microenvironment. All patients have progressed or withdrawn from the trial and long-term follow-up is ongoing for a subset of patients with no further intervention per the treatment protocol. This trial established proof-of-concept that Sleeping Beauty TCR-T cells can result in objective clinical responses and recognize established tumors in vivo.

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

Strategic Alternatives

We continue to explore strategic alternatives, which may include but are not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. In connection with the strategic reprioritization, we reduced our workforce by approximately 95% to date in order to streamline the organization and to maximize our cash runway.

Nasdaq Delisting Determination

As previously disclosed on January 4, 2023, we were notified by the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, for continued listing on the Nasdaq Global Select Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were provided a period of 180 calendar days, or until July 3, 2023, or the Compliance Date, to regain compliance with the Bid Price Requirement. On June 22, 2023, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market, or the Transfer. On July 5, 2023, Nasdaq notified us that the Transfer was approved, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until January 2, 2024, or the Extended Compliance Date, to regain compliance with the Minimum Bid Price Rule. On November 8, 2023, we received a Staff Delisting Determination letter, or the Delisting Determination, from the Staff notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days during the Extended Compliance Period, the Staff has determined to suspend trading of our common stock on Nasdaq pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), effective November 17, 2023, and file a Form 25-NSE with the SEC to remove our common stock from listing and registration under the Securities Exchange Act of 1934, as amended, unless we timely request an appeal of the Delisting Determination to a Nasdaq Hearings Panel, or the Panel. We timely requested a hearing before the Panel to appeal the Delisting Determination and were granted a hearing before the Panel on January 25, 2024. This timely request for a hearing stayed the suspension or delisting of our common stock so our common stock continued to trade on the Nasdaq Capital Market under the symbol “TCRT” while the appeal process was pending. By letter dated February 16, 2024, we were notified by The Nasdaq Stock Market LLC that we regained compliance with the minimum $1.00 bid price requirement, and otherwise satisfied all applicable criteria for continued listing on The Nasdaq Capital Market. As such, the listing matter was closed. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a mandatory panel monitor for the one-year period through February 16, 2025.

Financial Overview

Collaboration Revenue

We recognize research and development funding revenue over the estimated period of performance. To date we have not generated product revenue. Unless and until we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenue.

Research and Development Expenses

Our research and development expenses have historically consisted primarily of salaries and related expenses for personnel, costs of contract manufacturing services, costs of facilities, reagents, and equipment, fees paid to professional service providers in conjunction with our clinical trials, fees paid to contract research organizations, or CROs, in conjunction with clinical trials, fees paid to CROs in conjunction with costs of materials used in research and development, consulting, license and milestone payments, sponsored research fees paid to third parties and impairment charges to prepaid expenses and other current assets.

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

Results of Operations for the Fiscal Years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Collaboration revenue	$5	$2,922
Operating expenses:
Research and development	16,279	25,018
General and administrative	12,219	13,142
Gain on lease modification and termination	(298)	(133)
Restructuring costs	1,269	—
Property and equipment and right-of-use assets impairment	4,803	—
Total operating expenses	34,272	38,027
Loss from operations	(34,267)	(35,105)
Other income (expense):
Interest expense	(1,921)	(3,154)
Other income (expense), net	1,048	529
Other income (expense), net	(873)	(2,625)
Net loss	$(35,140)	$(37,730)

Collaboration Revenue

Collaboration revenue during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
($ in thousands)
Collaboration revenue	$5	$2,922	$(2,917)	(100)%

Collaboration revenue during the year ended December 31, 2023 was $5 thousand compared to $2.9 million during the year ended December 31, 2022. The decrease was primarily due to $2.9 million milestone revenue earned under the Solasia License and Collaboration Agreement for the first commercial sale of darinaparsin, which did not recur in the year ended December 31, 2023.

Research and Development Expenses

Research and development expenses during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
($ in thousands)
Research and development expenses	$16,279	$25,018	$(8,739)	(35)%

Research and development expenses for the year ended December 31, 2023 decreased by $8.7 million when compared to the year ended December 31, 2022 primarily due to lower program expenses of $1.1 million as a result of the wind down of our clinical activities, a $3.0 million decrease in employee-related expenses due to our reduced headcount, an accrual adjustment related to our de-prioritized clinical programs of $1.0 million, a $0.9 million decrease in facilities costs following the termination of our leases, a one-time $2.5 million milestone payment to MD Anderson in 2022 under the terms of our patent and technology license agreement that did not recur in 2023 and a $0.2 million decrease in consulting costs due to the reduced scope of activities.

Our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are currently in the process of winding down.

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
($ in thousands)
General and administrative expenses	$12,219	$13,142	$(923)	(7)%

General and administrative expenses for the year ended December 31, 2023 decreased by $0.9 million as compared to the year ended December 31, 2022, primarily due to a $1.1 million decrease in employee-related expenses as a result of our reduced headcount and a $0.4 million decrease in insurance fees, partially offset by a $0.6 million increase in consulting and professional services expenses related to higher legal costs.

Gain on lease modification and termination

Gain on lease modification and termination during the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022	Change
($ in thousands)
Gain on lease modification and termination	$(298)	$(133)	$(165)	124%

Gain on lease modification and termination during the year ended December 31, 2023 was $0.3 million as compared to $0.1 million during the year ended December 31, 2022. As a result of real estate lease terminations during 2023, the associated lease liabilities and right-of-use assets were remeasured based on the revised lease payments, resulting in a gain of $0.3 million. As a result of a real estate lease modification during 2022, the associated lease liability and right-of-use asset were remeasured based on the revised lease payments, resulting in a gain of $0.1 million.

Restructuring costs

Restructuring costs during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
($ in thousands)
Restructuring costs	$1,269	$—	$1,269	100%

Restructuring costs during the year ended December 31, 2023 were $1.3 million as compared to $0 during the year ended December 31, 2022, due to severance expenses for terminated employees related to our strategic reprioritization announced in August 2023.

Impairments

Impairments during the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022	Change
($ in thousands)
Property and equipment and right-of-use assets impairment	$4,803	$—	$4,803	100%

Property and equipment and right-of-use asset impairments of $4.8 million were recorded during the year ended December 31, 2023, compared to $0 during the year ended December 31, 2022, following the announcement of our strategic reprioritization in August 2023.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022	Change
($ in thousands)
Interest expense	$(1,921)	$(3,154)	$1,233	(39)%
Other income, net	1,048	529	519	98%
Total	$(873)	$(2,625)	$1,752	(67)%

Total other expense, net for the year ended December 31, 2023 decreased by $1.8 million as compared to the year ended December 31, 2022 due to lower interest expense associated with our amended Loan and Security Agreement, as defined below, of $1.2 million and increased interest income of $0.5 million recognized during the year ended December 31, 2023 as a result of higher interest rates earned on our cash balances.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations. Through December 31, 2023, we have received an aggregate of $729.2 million from issuances of equity.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor to act as strategic advisor for this process.

We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the third quarter of 2024. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

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

2022 Public Offering

On November 29, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Cantor Fitzgerald & Co., or the Underwriter, as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 1,615,247 shares of our common stock, or the Firm Shares, to the Underwriter at a price of $9.2865 per share.

Our net proceeds from the Offering were $14.7 million (before accounting for the partial exercise of the Underwriter's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by us.

Under the terms of the Underwriting Agreement, we granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 242,287 shares of common stock, or, together with the Firm Shares, the Shares, at the same price per share as the Firm Shares. On January 5, 2023, the Underwriter partially exercised its option to purchase 14,420 shares of common stock.

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the years ended December 31, 2023 and 2022, there were no sales of our common stock under the Equity Distribution Agreement.

2021 Loan and Security Agreement

On August 6, 2021, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Silicon Valley Bank, or SVB. The Loan and Security Agreement provided for an initial term loan of $25.0 million funded at the closing, or the Term A Tranche, with an additional tranche of $25.0 million available if certain funding and clinical milestones were met by August 31, 2022. The SVB Facility and related obligations under the Loan and Security Agreement were secured by substantially all of our properties, rights and assets, except for our intellectual property (which was subject to a negative pledge under the Loan and Security Agreement). In addition, the Loan and Security Agreement contained customary representations, warranties, events of default and covenants.

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

Effective March 30, 2023, we entered into a Third Amendment to the Loan and Security Agreement, or the Third Amendment. Under the terms of the Third Amendment, we were no longer required to maintain all of our operating accounts, depository accounts and excess cash with SVB, and were instead only required to maintain a single operating or depository account at SVB. The Third Amendment also modified the cash collateralization requirement, such that we were required to cash collateralize the entire sum of the outstanding principal amount of the SVB Facility plus an amount equal to the Final Payment, which amount was to be reduced commensurate with each regularly scheduled monthly payment of principal and interest on the SVB Facility.

On May 1, 2023, we paid SVB all amounts outstanding under the amended Loan and Security Agreement, comprised of the entire outstanding principal amount under the SVB Facility, all accrued and unpaid interest and the Final Payment. The payment was subject to a prepayment premium of 2.00%.

In connection with our entry into the Loan and Security Agreement in August 2021, we issued to SVB warrants to purchase (i) up to 28,856 shares of our common stock, in the aggregate, and (ii) up to an additional 28,856 shares of Common Stock, in the aggregate, in the event we achieved certain clinical milestones, in each case at an exercise price per share of $33.30. In connection with our entry into the First Amendment in December 2021, we amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 43,307 shares of our common stock, in the aggregate, with an exercise price of $17.40 per share, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

Cash Flows

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
($ in thousands)
Net cash provided by (used in):
Operating activities	$(30,142)	$(29,232)
Investing activities	1,346	(193)
Financing activities	(18,138)	6,367
Net decrease in cash and cash equivalents	$(46,934)	$(23,058)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•
Non-cash operating items such as depreciation, amortization, impairment charges, stock-based compensation and reduction in right-of-use assets; and
•
Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Net cash used in operating activities for the year ended December 31, 2023 was $30.1 million, as compared to $29.2 million for the year ended December 31, 2022. The net cash used in operating activities for the year ended December 31, 2023 was primarily a result of our net loss of $35.1 million, adjusted for $11.3 million of non-cash items such as depreciation, property and equipment and right-of-use assets impairment, stock-based compensation and a decrease in the carrying amount of right-of-use assets, an increase in prepaid expenses of $1.4 million and decreases in accounts payable of $0.8 million, accrued expenses of $4.0 million and lease liabilities of $0.6 million, offset by a decrease in non-current assets of $0.5 million. The net cash used in operating activities for the year ended December 31, 2022 was primarily a result of our net loss of $37.7 million, adjusted for $7.6 million of non-cash items such as depreciation, stock-based compensation and a decrease in the carrying amount of right-of-use assets, a decrease in accounts receivable of $1.1 million and a decrease in prepaid expenses and other assets of $1.0 million, partially offset by a decrease in accrued expenses of $0.7 million and a decrease in lease liabilities of $0.5 million.

Net cash provided by investing activities was $1.3 million for the year ended December 31, 2023 as compared to net cash used in investing activities of $0.2 million for the year ended December 31, 2022. The increase in net cash provided by investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to proceeds from the disposal of property and equipment of $1.5 million, partially offset by purchases of property and equipment of $0.2 million.

Net cash used in financing activities was $18.1 million for the year ended December 31, 2023 compared to $6.4 million of net cash provided by financing activities for the year ended December 31, 2022. The increase in net cash used in financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the repayment of long-term debt of $18.1 million and debt extinguishment costs of $0.1 million, partially offset by proceeds from the issuance of common stock of $0.1 million. The $6.4 million provided by financing activities during the year ended December 31, 2022 related primarily to $14.7 million in net proceeds from the issuance of common stock (before accounting for the partial exercise of the Underwriter's option), offset by $8.3 million of repayments of long-term debt.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of December 31, 2023, our accumulated deficit was approximately $915.8 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs, including those resulting from the recently announced exploration of strategic alternatives and related workforce reduction.

As of December 31, 2023, we had approximately $6.1 million of cash and cash equivalents. In light of our announced strategic reprioritization and concurrent exploration of strategic alternatives, including our decision to halt work on our TCR-T Library Phase 1/2 Trial, our development programs and reducing our workforce, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. In order to continue our operations beyond our forecasted runway, including, if necessary, to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Working capital as of December 31, 2023 was $6.3 million, consisting of $8.3 million in current assets and $2.0 million in current liabilities. Working capital as of December 31, 2022 was $15.7 million, consisting of $39.9 million in current assets and $24.2 million in current liabilities.

Operating Leases

On March 12, 2019, we entered into a lease agreement for office space in Houston, Texas at MD Anderson through April 2021. On October 15, 2019, we entered into another lease agreement for additional office and laboratory space in Houston through February 2027. On April 7, 2020, we entered into amendments to our existing lease to lease additional office and laboratory space in Houston through February 2027. On December 15, 2020, we entered into another lease in Houston with MD Anderson which provided us additional office and laboratory space through April 2028.

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

On November 1, 2023, we and MD Anderson, as landlord, agreed to mutually terminate the leases dated October 15, 2019 and April 7, 2020, which represent office space totaling 14,037 square feet, effective November 15, 2023. As a result, we agreed to make a final payment of $0.1 million to the landlord.

As of December 31, 2023, we had terminated all operating leases and therefore have no remaining lease commitments, other than a short-term lease.

Royalty and License Fees

On May 28, 2019, we entered into the Patent License with the NCI. The terms of the Patent License required us to pay the NCI minimum annual royalties in the amount of $0.3 million, which would be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equaled $1.5 million. For the year ended December 31, 2023, we recognized $0.3 million in royalty payments under the Patent License, and we recognized $0.3 million in royalty payments for the year ended December 31, 2022. As of December 31, 2023, we paid a total of $0.8 million in minimum annual royalty payments under the Patent License.

Pursuant to the Patent License, we were also required to make performance-based payments contingent upon the successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments were $4.3 million, of which aggregate payments of $3.0 million were due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was due upon the initiation of our TCR-T Library Phase 1/2 Trial. In addition, we were required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments was $12.0 million. No payments were made during the year ended December 31, 2023, compared to payments of $0.1 million during the year ended December 31, 2022. On October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023.

On October 5, 2018, we entered into the License Agreement with PGEN. Under the License Agreement, we are obligated to pay PGEN an annual licensing fee of $0.1 million expected to be paid through the term of the agreement and we have also agreed to reimburse certain historical costs of PGEN up to $1.0 million.

Pursuant to the terms of the License Agreement, we were responsible for contingent milestone payments totaling up to an additional $52.5 million for each exclusively licensed program upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions. In addition, we were also required to pay Precigen tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sale of any approved IL-12 products and CAR products as well as royalties ranging from low-single digits to mid-single digits on the net sales derived from the sales of any approved TCR products, up to a maximum royalty amount of $100.0 million in the aggregate. We were also required to pay Precigen 20% of any sublicensing income received by us relating to the licensed products. We were also responsible for all development costs associated with each of the licensed products. Precigen was required to pay us royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of Precigen's CAR products, up to a maximum royalty amount of $100.0 million. Pursuant to the A&R License Agreement, all royalty and milestone obligations between us and Precigen have been removed, and annual license payments due to Precigen have been reduced from $100 thousand to $75 thousand. For the years ended December 31, 2023 and 2022, we made licensing fee payments in accordance with the terms of the agreement. We have discovered multiple proprietary TCRs targeting driver mutations through its hunTR TCR discovery platform, including many of the same KRAS and TP53 mutations as were licensed from the NCI.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the year ended December 31, 2023, we recorded collaboration revenue of $5 thousand for royalties on sales under the License and Collaboration Agreement, dated March 7, 2011, as amended on July 31, 2014 between Solasia and us, compared to $2.9 million in milestone revenue related to Solasia's achievement of certain sales-based milestones in Japan for the year ended December 31, 2022.

Critical Accounting Policies and Significant Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following are our more significant estimates and judgments used in the preparation of our financial statements:

•
Clinical trial expenses and other research and development expenses;
•
Collaboration agreements;
•
Fair value measurements of stock-based compensation; and
•
Income taxes.

Research and Development Costs / Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third-party vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, a few require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•
CROs in connection with performing research services on our behalf and clinical trials;
•
investigative sites or other providers in connection with clinical trials;
•
vendors in connection with preclinical and clinical development activities; and
•
vendors related to product manufacturing, development, and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes to our previous estimates, which we considered reasonably reliable at the time. During the year ended December 31, 2023, we recorded an accrual adjustment related to our de-prioritized clinical programs of $1.0 million.

Revenue Recognition from Collaboration Agreements

We primarily generate revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. Commencing January 1, 2018, we recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) each performance obligation is satisfied.

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

Income Taxes

In preparing our financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which, prior to the consideration for the need for a valuation allowance, are included on our balance sheet. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our business, financial condition, results of operations, cash flows and prospects.

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

Recent Accounting Pronouncements

For a discussion of new accounting standards, please read Note 3 to the accompanying financial statements, Summary of Significant Accounting Policies included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this Item 7A.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-25 of this Annual Report and is incorporated herein by reference. All share numbers and share prices presented in this Item 8 have been adjusted to reflect the 1‑for‑15 reverse stock split of the Company’s common stock effected on January 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and our principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and our principal accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer and our principal accounting officer, we assessed our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2023, based on the criteria discussed above.

Inherent Limitations on Internal Controls

Our management, including our principal executive officer and principal financial officer, and our principal accounting officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1

Amended and Restated Certificate of Incorporation, and all amendments thereto (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q, SEC File No. 001-33038, filed August 14, 2023).

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

10.27

Amended and Restated Exclusive License Agreement, dated, April 3, 2023, by and between the Registrant and Precigen, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q SEC File No. 001-33038, filed May 10, 2023).

10.28†

License and Collaboration Agreement by and among the Registrant, Intrexon Corporation and Ares Trading S.A. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015).

10.29#

Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 21, 2015).

10.30

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

10.33

Fourth Amendment to Research and Development Agreement, dated September 19, 2019 by and among the Registrant, The University of Texas MD Anderson Cancer Center and Precigen, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 7, 2019).

10.34#

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

10.36#

Patent License Agreement, dated as of May 28, 2019, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 8, 2019).

10.37#

First Amendment to Patent License Agreement, dated as of January 8, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020).

10.38#

Second Amendment to Patent License Agreement, dated as of September 28, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 000-33038, filed November 5, 2020).

10.39#

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

10.42#

Cooperative Research and Development Agreement, dated January 9, 2017, by and among the Registrant, the National Cancer Institute, and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.43

First Amendment to the Cooperative Research and Development Agreement, dated March 23, 2018, by and among the Registrant, National Cancer Institute, Intrexon Corporation and Precigen, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.44#

Second Amendment to the Cooperative Research and Development Agreement, dated February 1, 2019, by and among the National Cancer Institute, the Registrant and Precigen, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019).

10.45

Third Amendment to the Cooperative Research and Development Agreement, dated March 15, 2022, by and among the National Cancer Institute and the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.46

Fourth Amendment to the Cooperative Research and Development Agreement, dated June 24, 2022, by and between the National Cancer Institute and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 15, 2022).

10.47

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

10.52

Agreement dated February 4, 2021, by and among the Registrant, WaterMill Asset Management Corp. and Robert W. Postma (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 5, 2021).

10.53

Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated August 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 8, 2021).

10.54

First Amendment to the Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated December 28, 2021 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.55

Equity Distribution Agreement, dated August 12, 2022, by and between Piper Sandler & Co. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 15, 2022).

10.56

Underwriting Agreement, dated as of November 29, 2022, by and between Cantor Fitzgerald & Co. and the Registrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed November 30, 2022).

10.57+

Retention Agreement, dated as of August 14, 2023, between the Registrant and Melinda Lackey (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 14, 2023).

10.58+

Retention Agreement, dated as of August 14, 2023, between the Registrant and Drew Deniger (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 14, 2023).

10.59+*	Consulting Agreement, dated as of November 14, 2023, between the Registrant and Melinda Lackey.
10.60+*	Separation Agreement, dated as of December 22, 2023, between the Registrant and Kevin S. Boyle, Sr.
10.61+*	Consulting Agreement, dated as of December 22, 2023, between the Registrant and Kevin S. Boyle, Sr.
10.62+*	Consulting Agreement, dated as of February 21, 2024, between the Registrant and Ferdinand Groenewald.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Alaunos Therapeutics, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.

#	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

Date: April 1, 2024	By:	/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: April 1, 2024	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.	Interim Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 1, 2024
/s/ Ferdinand Groenewald
Ferdinand Groenewald	Vice President, Finance (Principal Accounting Officer)	April 1, 2024
/s/ Robert Hofmeister
Robert Hofmeister	Director	April 1, 2024
/s/ Robert W. Postma
Robert W. Postma	Director	April 1, 2024
/s/ Jaime Vieser
Jaime Vieser	Director	April 1, 2024
/s/ Holger Weis
Holger Weis	Director	April 1, 2024

Alaunos Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alaunos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alaunos Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and will be required to raise additional capital to fund operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Clinical Trials and Other Research and Development Expenses

As discussed in Note 3 to the financial statements, the Company accrues costs for clinical trials and other research and development expenses based on estimates of costs incurred through the balance sheet date that have not been invoiced by the clinical research organizations, clinical study sites, consultants, or other vendors. This process involves reviewing open contracts and purchase orders, communicating with vendors and internal personnel to identify services that have been performed, and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The Company's accrual for clinical trial expenses totaled $0.6 million at December 31, 2023, as disclosed in Note 6.

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

How We Addressed the Matter in our Audit

Our audit procedures to test the accruals for clinical trials and preclinical studies expenses included, among others:

•
We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the reasonableness of assumptions used by management.
•
We inspected certain contracts with third parties and related information received by the Company to test proper recording of costs incurred to date.
•
We corroborated the progress of research and development activities through confirmations with certain third parties.

•
We performed analytical procedures over fluctuations in accrued expenses by department level throughout the year.
•
We tested subsequent invoices received from third parties and cash disbursements to assess completeness of recorded accruals.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Boston, Massachusetts

April 1, 2024

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$6,062	$39,058
Restricted cash	—	13,938
Receivables	1	4
Prepaid expenses and other current assets	2,198	799
Total current assets	8,261	53,799
Property and equipment, net	2	8,460
Right-of-use assets	—	2,136
Deposits	—	42
Other non-current assets	—	500
Total assets	$8,263	$64,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$616	$1,389
Current portion of long-term debt	—	16,765
Accrued expenses	1,340	5,454
Lease liabilities, current	—	558
Total current liabilities	1,956	24,166
Lease liabilities, non-current	—	2,188
Other non-current liabilities	—	28
Total liabilities	$1,956	$26,382
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 34,666,667 shares authorized, 16,012,522 shares issued and outstanding at December 31, 2023 and 28,000,000 shares authorized, 16,027,384 shares issued and outstanding at December 31, 2022	16	16
Additional paid-in capital	922,058	919,166
Accumulated deficit	(915,767)	(880,627)
Total stockholders' equity	6,307	38,555
Total liabilities and stockholders' equity	$8,263	$64,937

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022

Collaboration revenue	$5	$2,922
Operating expenses:
Research and development	16,279	25,018
General and administrative	12,219	13,142
Gain on lease modification and termination	(298)	(133)
Restructuring costs	1,269	—
Property and equipment and right-of-use assets impairment	4,803	—
Total operating expenses	34,272	38,027
Loss from operations	(34,267)	(35,105)
Other income (expense):
Interest expense	(1,921)	(3,154)
Other income, net	1,048	529
Other income (expense), net	(873)	(2,625)
Net loss	$(35,140)	$(37,730)
Basic and diluted net loss per share	$(2.20)	$(2.61)
Weighted average common shares outstanding, basic and diluted	15,995,323	14,475,354

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	14,408,496	$14	$900,895	$(842,852)	$58,057
Stock-based compensation	—	—	3,528	—	3,528
Restricted stock awards	18,667	—	—	—	—
Cancelled restricted common stock	(15,527)	—	—	—	—
Exercise of employee stock options	1,750	—	21	—	21
Repurchase of common stock	(1,250)	—	—	(45)	(45)
Issuance of common stock, net of expenses	1,615,248	2	14,722	—	14,724
Net loss	—	—	—	(37,730)	(37,730)
Balance at December 31, 2022	16,027,384	$16	$919,166	$(880,627)	$38,555
Stock-based compensation	—	—	2,800	—	2,800
Issuance of common stock, net of expenses	14,420	—	92	—	92
Cancelled restricted common stock	(29,282)	—	—	—	—
Net loss	—	—	—	(35,140)	(35,140)
Balance at December 31, 2023	16,012,522	$16	$922,058	$(915,767)	$6,307

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,140)	$(37,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,315	2,759
Property and equipment and right-of-use assets impairment	4,803	—
Amortization of financing costs	1,339	981
Stock-based compensation	2,800	3,528
Decrease in the carrying amount of right-of-use assets	286	486
Gain on lease modification and termination	(298)	(133)
Loss on sale of equipment, net	7	7
(Increase) decrease in:
Receivables	3	1,107
Prepaid expenses and other current assets	(1,399)	867
Deposits	42	—
Other non-current assets	500	131
Increase (decrease) in:
Accounts payable	(773)	(25)
Accrued expenses	(3,989)	(668)
Lease liabilities	(610)	(570)
Other non-current liabilities	(28)	28
Net cash used in operating activities	(30,142)	(29,232)
Cash flows from investing activities:
Purchases of property and equipment	(197)	(216)
Proceeds from the disposal of property and equipment	1,543	23
Net cash provided by (used in) investing activities	1,346	(193)
Cash flows from financing activities:
Proceeds from the issuance of common stock	92	14,724
Proceeds from the exercise of stock options	—	21
Repurchase of common stock	—	(45)
Repayment of long-term debt	(18,105)	(8,333)
Debt extinguishment costs	(125)	—
Net cash provided by (used in) financing activities	(18,138)	6,367
Net decrease in cash, cash equivalents and restricted cash	(46,934)	(23,058)
Cash, cash equivalents and restricted cash, beginning of period	52,996	76,054
Cash and cash equivalents, end of period	$6,062	$52,996
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,063	$2,171
Reduction in right-of-use assets for modification and termination	$1,839	$1,790
Amounts included in accrued expenses and accounts payable related to property and equipment	$—	$91

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

1.
Organization

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a clinical-stage oncology-focused cell therapy company that was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. On January 25, 2022, the Company changed its corporate name from ZIOPHARM Oncology, Inc. to Alaunos Therapeutics, Inc. The Company was working to leverage its proprietary, non-viral Sleeping Beauty gene transfer platform and its novel cancer mutation hotspot TCR library to design and manufacture personalized cell therapies that target neoantigens arising from common tumor-related mutations in key oncogenic genes, including KRAS, TP53 and EGFR.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

As of December 31, 2023, there were 16,012,522 shares of common stock outstanding and an additional 1,918,297 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company has significantly reduced its workforce and continues working to reduce costs in order to extend its cash runway. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company has engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process.

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2023, the Company had approximately $6.1 million of cash and cash equivalents. The Company’s accumulated deficit at December 31, 2023 was approximately $915.8 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the third quarter of 2024. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events, including its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given, nor are within the Company's control. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

The Company has elected to make a reclassification in the presentation of the cash flow to show non-cash changes in right-of-use assets and lease liabilities related to modifications and terminations as non-cash for the year ended December 31, 2022 in order to conform presentation to the December 31, 2023 disclosures.

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

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the years ended December 31, 2023 and 2022, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

2022 Public Offering

On November 29, 2022, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Cantor Fitzgerald & Co., or the Underwriter, as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 1,615,248 shares, or the Firm Shares, of the Company’s common stock to the Underwriter at a price of $9.2865 per share.

The net proceeds to the Company from the Offering were $14.7 million (before accounting for the partial exercise of the Underwriter's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 242,287 shares of common stock, which we refer to, together with the Firm Shares, as the Shares, at the same price per share as the Firm Shares. On January 5, 2023, the Underwriter partially exercised its option to purchase 14,420 shares of common stock.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

•
Income taxes.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements are capitalized. Depreciation and amortization is calculated on a straight-line basis using the following periods, which represent the estimated useful lives of the assets:

Office and computer equipment	3 years
Software	3 years
Laboratory equipment	5 years
Leasehold improvements	Life of the lease

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2023 and 2022 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,744	$5,744	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$38,058	$38,058	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset. There have been no changes to the valuation methods during the years ended December 31, 2023 and 2022. The Company had no financial assets or liabilities that were classified as Level 2 or Level 3 during the years ended December 31, 2023 and 2022.

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

Following the Company’s announced strategic reprioritization on August 14, 2023, the Company determined that changes in the intended use of certain property and equipment represented an indicator of impairment, resulting in an impairment charge of $4.8 million, which was primarily related to leasehold improvements of $3.8 million and lab equipment of $1.0 million.

In addition, the Company determined certain prepaid expense balances to be impaired given the Company’s strategic reprioritization, and therefore, has recorded an impairment charge of $0.2 million related to prepaid expenses and other current assets, which is recorded in research and development expenses within the statement of operations.

On November 9, 2023, the Company executed an agreement to sell laboratory equipment for gross proceeds of $1.5 million and recognized a gain on disposal of equipment of $3 thousand, which is recorded in other income in the statement of operations.

Revenue Recognition from Collaboration Agreements

Revenue for the year ended December 31, 2023 consisted of $5 thousand and for the year ended December 31, 2022 consisted of $2.9 million. For the years ended December 31, 2023 and 2022, the Company recognized revenue through its Collaboration Agreement with Solasia Pharma K.K. primarily due to the achievement of milestones, as further described in Note 9, Commitments and Contingencies.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Research and Development Costs

As part of the process of preparing the Company's financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with its personnel and third-party vendors to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company's service providers invoice the Company in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, a few require advanced payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

The Company recognized the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2023 and 2022 and did not capitalize any such costs on the balance sheets. The Company recognized $2.5 million of compensation expense related to stock options for the year ended December 31, 2023 and $3.0 million of compensation expense related to stock options for the year ended December 31, 2022. The Company recognized $0.3 million of compensation expense related to restricted stock for the year ended December 31, 2023 and $0.5 million for the year ended December 31, 2022 (refer to Note 13, Stock Option Plan). The total compensation expense relating to vesting of stock options and restricted stock awards for the year ended December 31, 2023 was $2.8 million

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

and $3.5 million for the year ended December 31, 2022. The following table presents share-based compensation expense included in the Company’s statements of operations:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	439	868
General and administrative	2,361	2,660
Stock-based compensation expense	$2,800	$3,528

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in the year ended December 31, 2023 was approximately $5.58 per share and was approximately $11.54 per share for the year ended December 31, 2022. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in SAB No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.51 – 4.01%	1.63 – 4.21%
Expected life in years	5.06 – 6.25	5.27 – 6.25
Expected volatility	89.69 – 112.12%	74.49 – 88.75%
Expected dividend yield	—%	—%

Reverse Stock Split

On January 31, 2024, the Company filed a Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware in order to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-15 (the “Reverse Split”). The Charter Amendment decreased the number of authorized shares of common stock from 520,000,000 to 34,666,667. The Charter Amendment does not affect the par value of the Company’s common stock or change the number of authorized shares or par value of the Company’s preferred stock. The Charter Amendment became effective on January 31, 2024 at 5:00 p.m. Eastern Time, at which time every 15 shares of the Company’s issued and outstanding common stock automatically combined and converted into 1 share of common stock.

No fractional shares were issued in connection with the Reverse Split. Stockholders of record who would otherwise have been entitled to receive fractional shares as a result of the Reverse Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted for the Reverse Split) on The Nasdaq Capital Market on January 31, 2024.

All share and per share amounts of common stock, options, warrants, and restricted stock in the accompanying financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the Reverse Split as if it had occurred at the beginning of the earliest period presented.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The computation of basic and diluted net loss per share consists of the following:

	Year Ended December 31,
	2023	2022
Net loss	$(35,140)	$(37,730)
Weighted-average common shares outstanding, basic and diluted	15,995,323	14,475,354
Net loss per share, basic and diluted	$(2.20)	$(2.61)

Certain shares related to some of the Company’s outstanding common stock options, unvested restricted stock and warrants have not been included in the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 as the result would be antidilutive. Such potential common shares on December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
Common stock options	465,898	693,909
Unvested restricted stock	-	62,604
Warrants	1,452,399	1,528,156
	1,918,297	2,284,669

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05 and ASU 2020-02. The objective of this standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The Company adopted ASU 2016-13 effective January 1, 2023, with no material impact upon adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

4. Debt

There were no debt obligations outstanding at December 31, 2023. The carrying values of the Company's debt obligation at December 31, 2022 were as follows:

December 31,
($ in thousands)	2022
Loan and Security Agreement	$17,395
Unamortized discount on Loan and Security Agreement	(630)
Total debt	16,765
Less: long-term debt, current	(16,765)
Long-term debt	$—

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

On May 1, 2023, the Company paid SVB an amount equal to the entire outstanding principal amount under the SVB Facility, all accrued and unpaid interest and the Final Payment. In accordance with the First Amendment, the payment was subject to a prepayment premium of 2.00%. During the year ended December 31, 2023, the Company recorded the remaining amounts associated with the Final Payment of $0.5 million and the prepayment premium of $0.1 million as interest expense within the statement of operations.

In connection with its entry into the Loan and Security Agreement in August 2021, the Company issued to SVB warrants to purchase (i) up to 28,856 shares of the Company’s common stock, in the aggregate, and (ii) up to an additional 28,856 shares of common stock, in the aggregate, in the event the Company achieved certain clinical milestones, in each case at an exercise price per share of $33.30.

In connection with its entry into the First Amendment in December 2021, the Company amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 43,308 shares of the Company's common stock, in the aggregate, with an exercise price of $17.40 per share, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the First Amendment, were approximately $1.2 million and primarily related to the SVB Warrants, which were amortized into interest expense over the term of the loan. Interest expense, including the amortization of issuance costs, was $1.9 million for the year ended December 31, 2023 and $3.2 million for the year ended December 31, 2022.

5.
Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,
($ in thousands)	2023	2022
Office and computer equipment	$15	$2,183
Software	-	1,291
Leasehold improvements	-	9,561
Laboratory equipment	-	5,232
	15	18,267
Less: accumulated depreciation	(13)	(9,807)
Property and equipment, net	$2	$8,460

Depreciation expense for the year ended December 31, 2023 was $2.3 million and was $2.8 million for the year ended December 31, 2022. During the year ended December 31, 2023, the Company impaired property and equipment by $4.8 million. Refer to Note 3, Summary of Significant Accounting Policies, for further details.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

6.
Accrued Expenses

Accrued expenses consist of the following:

($ in thousands)	2023	2022
Clinical	$568	$2,200
Employee compensation	43	1,160
Professional services	717	534
Preclinical services	-	198
Manufacturing services	12	1,177
Other consulting services	-	16
Other	-	169
	$1,340	$5,454

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

In September 2021, TriArm and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity has been dissolved as of July 2023. Refer to Note 15, Joint Venture, for further details.

Collaboration with Dune Lake Capital

In January 2023, the Company entered into a consulting agreement with Dune Lake Capital, LLC, or Dune Lake Capital, which was founded by Dale Curtis Hogue, Jr., the Company's interim Chief Executive Officer. During the year ended December 31, 2023, the Company recorded expenses of approximately $37 thousand for consulting services performed by Dune Lake Capital with respect to the period from January 2023 to August 2023.

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

In June 2022, the Company executed an agreement to sub-sublease 4,772 square feet of subleased office space in Boston. For the year ended December 31, 2023, the Company recognized $43 thousand in lease income, and for the year ended December 31, 2022, the Company recognized $0.1 million in lease income. Lease income is classified within other income on the statement of operations.

On April 19, 2023, the Company terminated its office lease in Boston, Massachusetts, which was set to expire on August 31, 2026. In connection with the termination, the Company also assigned to the landlord its sub-sublease of the Boston office space, which had a term expiring on June 30, 2025 with an option to extend through July 31, 2026. Termination costs for the Boston office lease were $0.2 million. A gain of $0.2 million was recorded on the lease termination during the year ended December 31, 2023.

In August 2023, in accordance with the lease agreement executed on December 15, 2020, the Company notified MD Anderson, as landlord, of its intention to terminate office space of 3,228 square feet in Houston, Texas. As a result, the associated lease liability and right-of-use asset were remeasured to $19 thousand, reflecting the revised lease payments and term end date of November 2023.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

On November 1, 2023, the Company and MD Anderson, as landlord, agreed to mutually terminate the leases dated October 15, 2019 and April 7, 2020, which represented office space totaling 14,037 square feet, effective November 15, 2023. As a result, the Company agreed to make a final payment of $0.1 million to the landlord. A gain of $0.1 million was recorded on the lease termination during the year ended December 31, 2023.

The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Operating lease cost	$428	$756
Total lease cost	$428	$756
Weighted-average remaining lease term (years)	—	4.13
Weighted-average discount rate	—	8.26%

The Company paid $0.4 million in operating lease costs for the year-ended December 31, 2023. The Company did not recognize new operating lease assets obtained in exchange for operating lease liabilities for the year-ended December 31, 2023. The Company did not have any leases, other than a short-term lease, as of December 31, 2023.

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

In consideration of the licenses and other rights granted by Precigen, the Company was required to pay Precigen an annual license fee of $0.1 million, reimburse Precigen for certain historical costs, pay Precigen milestones up to an additional $52.5 million for each exclusively licensed program upon the achievement of certain milestones, and pay Precigen tiered royalties up to a maximum royalty amount of $100.0 million in the aggregate. The Company was also obligated to pay Precigen 20% of any sublicensing income received relating to the licensed products. The Company was responsible for all development costs associated with each of the licensed products. For the years ended December 31, 2023 and 2022, the Company paid $0.1 million in annual license fees under this agreement.

Precigen was obligated to pay the Company royalties up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the years ended December 31, 2023 and 2022.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which the Company entered into on October 22, 2019, with MD Anderson, pursuant to which the Company agreed to collaborate with respect to the TCR program. For the year ended December 31, 2023 the Company incurred clinical expenses of $0.1 million from MD Anderson related to the 2015 R&D Agreement, and did not incur clinical costs from MD Anderson related to the 2015 R&D Agreement for the year ended December 31, 2022.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

any products outside the field of oncology and a non-exclusive license for allogenic TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the years ended December 31, 2023 and 2022, the Company incurred clinical expenses of $0.8 million from MD Anderson related to the 2019 R&D Agreement.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 222,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.015 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of December 31, 2023, the milestones have not been met.

License Agreement with the NCI

On May 28, 2019, the Company entered into a patent license agreement, or the Patent License, with the NCI. Pursuant to the Patent License, the Company held an exclusive, worldwide license to certain intellectual property to develop and commercialize patient-derived (autologous), peripheral blood T-cell therapy products engineered by transposon-mediated gene transfer to express TCRs reactive to mutated KRAS, TP53 and EGFR neoantigens. In addition, pursuant to the Patent License, the Company held an exclusive, worldwide license to certain intellectual property for manufacturing technologies to develop and commercialize autologous, peripheral blood T-cell therapy products engineered by non-viral gene transfer to express TCRs, as well as a non-exclusive, worldwide license to certain additional manufacturing technologies. On May 29, 2019, January 8, 2020, September 28, 2020, April 16, 2021, May 4, 2021 and August 13, 2021 the Company amended the Patent License to expand its TCR library to include additional TCRs reactive to mutated KRAS and TP53 neoantigens licensed from the NCI.

The terms of the Patent License required the Company to pay the NCI minimum annual royalties in the amount of $0.3 million, which amount would be reduced to $0.1 million once the aggregate minimum annual royalties paid by the Company equaled $1.5 million.

The Company was also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. Of such payments, the aggregate potential benchmark payments were $4.3 million, of which aggregate payments of $3.0 million would be due only after marketing approval in the United States or in Europe, Japan, Australia, China or India. The first benchmark payment of $0.1 million was paid during the year ended December 31, 2022 upon the initiation of the Company's TCR-T Library Phase 1/2 Trial, which was a qualifying Phase 1 clinical trial under the terms of the Patent License.

In addition, the Company was required to pay the NCI one-time benchmark payments following aggregate net sales of licensed products at certain aggregate net sales ranging from $250.0 million to $1.0 billion. The aggregate potential amount of these benchmark payments was $12.0 million. The Company was also required to pay the NCI royalties on net sales of products covered by the Patent License at rates in the low to mid-single digits depending upon the technology included in a licensed product. To the extent the Company entered into a sublicensing agreement relating to a licensed product, the Company would be required to pay the NCI a percentage of all consideration received from a sublicensee, which percentage would decrease based on the stage of development of the licensed product at the time of the sublicense.

The Patent License was to expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. The NCI could terminate or modify the Patent License in the event of a material breach, including if the Company did not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company could terminate the Patent License, or any portion thereof, in the Company's sole discretion at any time upon 60 days’ written notice to the NCI. In addition, the NCI had the right to: (i) require the Company to sublicense the rights to the product candidates covered by the Patent License upon certain conditions, including if the Company was not reasonably satisfying required health and safety needs and (ii) terminate or modify the Patent License, including if the Company was not satisfying requirements for public use as specified by federal regulations. On October 27, 2023, the Company provided the NCI the requisite notice of its intent to terminate the Patent

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

License, effective December 26, 2023. The Company discovered multiple proprietary TCRs targeting driver mutations through its hunTR TCR discovery platform, including many of the same KRAS and TP53 mutations licensed from the NCI.

For the year ended December 31, 2023 the Company incurred $0.4 million of expenses and incurred $0.7 million of expenses for the year ended December 31, 2022.

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

In February 2019, the Company extended the CRADA with the NCI until January 9, 2022, committing an additional $5.0 million to this program; however, for the third and fourth quarters of 2021, the Company was not required to make payments toward the program as agreed with the NCI. In March 2022, the Company entered into an amendment to the CRADA that is retroactive, effective January 9, 2022 to extend the term of the CRADA until January 9, 2023. In June 2022, the Company entered into the Fourth Amendment to the CRADA, or the CRADA Fourth Amendment, which, among other things, extended the term of the CRADA until January 9, 2025. In connection with the CRADA Fourth Amendment, the Company agreed to contribute $1.0 million per year, payable on a quarterly basis, beginning in the first quarter of 2023. The Company recorded expenses of $0.5 million for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the year ended December 31, 2023, the Company did not incur any milestone expenses under this agreement, and the Company incurred $1 thousand in royalty expenses on sales under this agreement during the year ended December 31, 2023. During the year ended December 31, 2022, $2.5 million was incurred as a one-time milestone payment under

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

the terms of the agreement, and the Company incurred $2 thousand in royalty expenses on sales under this agreement during the year ended December 31, 2022.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the year ended December 31, 2023, the Company did not earn collaboration revenue and earned $5 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the year ended December 31, 2022, the Company earned $2.9 million of collaboration revenue under the Solasia License and Collaboration Agreement primarily related to Solasia's achievement of certain sales-based milestones in Japan, and did not earn royalty revenues on net sales under the agreement.

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

10.
Warrants

In connection with the Company’s November 2018 private placement that provided net proceeds of approximately $47.1 million, the Company issued warrants to purchase an aggregate of 1,262,626 shares of common stock, which became exercisable six months after the closing of the private placement, or the November 2018 Warrants. The November 2018 Warrants had an exercise price of $45.15 per share and have a five-year term. The fair value of the November 2018 Warrants was estimated at $18.4 million using a Black-Scholes model with the following assumptions: expected volatility of 71%, risk free interest rate of 2.99%, expected life of five years and no dividends.

On July 26, 2019 and September 12, 2019, the Company entered into agreements with existing investors whereby the investors exercised the November 2018 Warrants for an aggregate of 1,186,869 shares of common stock, at an exercise price of $45.15 per share. Proceeds from the warrant exercise after deducting placement agent fees and other related expenses of $1.1 million were approximately $52.5 million.

The Company issued participating investors new warrants to purchase up to 1,186,869 additional shares of common stock (the "2019 Warrants") as consideration for the warrant holders to exercise their November 2018 Warrants. The 2019 Warrants will expire on the fifth anniversary of the initial exercise date and have an exercise price of $105.00. The 2019 Warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash charge in the Company’s statement of operations in 2019.

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 222,222 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.015 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the years ended December 31, 2023 and 2022, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones have not been achieved.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4, Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 28,856 shares of common stock with an exercise price of $33.30 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the First Amendment, as described in Note 4, Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 43,308 shares of common stock, in the aggregate, with an exercise price of $17.40 per share. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance. As of December 31, 2023, none of the SVB Warrants have been exercised.

11.
Restructuring

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company reduced its workforce during the third and fourth quarters of 2023. Concurrently, the Company began considering certain strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. During the year ended December 31, 2023, the Company recorded termination benefits of $1.3 million, recorded in restructuring costs within the statement of operations. The termination benefits were fully paid as of December 31, 2023.

12.
Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amounts of income tax expense for the years ended December 31, 2023 and 2022 differ from the amounts that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$148,009	$171,070
Start-up and pre-clinical studies	13,754	17,204
Research and development credit carryforwards	39,838	40,116
Stock-based compensation	681	698
Capitalized acquisition costs	1,570	2,180
Lease liability	—	618
Depreciation	1	239
Capitalized research expenses	7,176	5,156
Other	2	27
	211,031	237,308
Less valuation allowance	(211,031)	(236,827)
Total deferred tax assets	—	481

Right-of-use asset	—	(481)
Total deferred tax liabilities	$—	$(481)
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2023, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $704.9 million, of which approximately $341.7 million expire at various dates through December 31, 2037 and approximately $363.2 million can be carried forward indefinitely. The Company is reducing its approximately $497.9 million of state net operating loss carryforwards to $0 as these state net operating loss carryforwards all related to Massachusetts filings and, as of December 31, 2023 the Company no longer had any employees or property in Massachusetts and, as a result, the Company will no longer have income tax nexus in Massachusetts or an income tax filing obligation after the year ended December 31, 2023. Additionally, the Company has approximately $39.8 million of federal and state research and development credits at December 31, 2023, expiring in varying amounts through 2043, which may be available to reduce future taxes. The Company has reduced its Massachusetts credits carryforward to $0.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance decreased by $25.8 million in 2023 due primarily to the reduction of Massachusetts net operating loss carryforwards and Massachusetts research and development credits.

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

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Federal income tax at statutory rates	21%	21%
State income tax, net of federal tax benefit	(92)%	3%
Research and development credits	2%	2%
Research and development true-up	(1)%	(2)%
Stock-based compensation	—%	(1)%
Federal/state rate change	(3)%	(5)%
Change in valuation allowance	73%	(18)%
Effective tax rate	—%	—%

The Company adopted ASC 740, Accounting for Uncertain Tax Positions on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the years ended December 31, 2023 and 2022.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2023 to the extent net operating losses continue to be carried forward to 2023.

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

13.
Stock Option Plan

The Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, in May 2012. Including subsequent increases, the Company had reserved 933,333 shares for issuance. On December 31, 2023, there were 65,728 shares reserved for issuance and no shares available for future grant.

The Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, in June 2020. The Company reserved 1,400,000 shares for issuance plus a carryover of 71,085 shares from the 2012 Plan for a total of 1,471,085 shares. In addition, returning shares from the 2012 Plan are available for issuance under the 2020 Plan. As of December 31, 2023, there were 400,167 shares reserved for issuance and 1,302,411 shares available for future grant.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

There were no proceeds from option exercises during the year ended December 31, 2023 as compared to $21 thousand during the year ended December 31, 2022. The intrinsic value of these options amounted to $26 thousand for the year ended December 31, 2022.

Stock option activity under the Company's stock options plans for the years ending December 31, 2023 and 2022 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	711,058	$43.05
Granted	313,167	16.14
Exercised	(1,750)	12.00
Cancelled	(328,566)	50.10
Outstanding, December 31, 2022	693,909	$27.60
Granted	259,122	7.35
Cancelled	(487,133)	17.70
Outstanding, December 31, 2023	465,898	$26.85	7.81	$—
Options exercisable, December 31, 2023	415,376	$28.80	7.64	$—
Options available for future grant, December 31, 2023	1,302,411

On December 31, 2023, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $0.4 million, which is expected to be recognized over a weighted-average period of 1.53 years.

Restricted Stock

For the year ended December 31, 2023 the Company did not issue shares of restricted stock and issued 18,667 in the year ended December 31, 2022 to directors. There were no repurchases by the Company for the year ended December 31, 2023. During the year ended December 31, 2022, the Company repurchased 1,250 shares at a price of $36.15 per share to cover payroll taxes for one employee exercise, which is in accordance with the original terms of the award.

A summary of the status of restricted stock as of December 31, 2023 and 2022 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2021	79,905	$31.54
Granted	18,667	12.30
Vested	(20,441)	34.21
Cancelled	(15,527)	47.23
Unvested, December 31, 2022	62,604	$21.04
Vested	(33,322)	17.94
Cancelled	(29,282)	24.60
Unvested, December 31, 2023	—	$—

As of December 31, 2023, there was no unrecognized stock-based compensation expense related to non-vested restricted stock arrangements.

14.
Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IRC, or the 401(k) Plan. The Company may make contributions to the 401(k) Plan at its discretion. The Company contributed approximately $0.2 million to the 401(k) Plan during the year ended December 31, 2023 and $0.5 million during the year ended December 31, 2022.

15.
Joint Venture

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

16.
Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this Annual Report on Form 10-K. Other than as described in the notes to the financial statements, the Company did not have any material subsequent events that impacted its financial statements or disclosures aside from the following.

On January 20, 2024, the Board of Directors appointed Dale Curtis Hogue, Jr. as Interim Chief Executive Officer of the Company, effective immediately. On January 21, 2024, the Company entered into an employment agreement with Mr. Hogue, under which he will receive an annual base salary of $250 thousand. Mr. Hogue was awarded 40,000 shares of common stock of the Company with an exercise price of $1.80.

On February 15, 2024, Michael Wong gave notice of his resignation as Vice President, Finance, effective February 23, 2024. On February 22, 2024, the Company and Ferdinand Groenewald entered into a consulting agreement, or the Consulting Agreement, effective February 22, 2024, pursuant to which Mr. Groenewald will lead accounting and financial reporting activities of the Company. Mr. Groenewald will serve as the Company’s Vice President, Finance. The Consulting Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Consulting Agreement provides for compensation at a fixed rate of $15 thousand per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Consulting Agreement. In addition, the Consulting Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.