Form 10-Q
period 2024-03-31
Alaunos Therapeutics, Inc.
filed 2024-05-15
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33038

Alaunos Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2617 Bissonnet Street, Suite 225 Houston, TX 77005 (346) 355-4099 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCRT	The Nasdaq Capital Stock Market

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

As of May 12, 2024, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 16,012,522 shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$4,145	$6,062
Receivables	1	1
Prepaid expenses and other current assets	1,891	2,198
Total current assets	6,037	8,261
Property and equipment, net	—	2
Total assets	$6,037	$8,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$597	$616
Accrued expenses	643	1,340
Total current liabilities	1,240	1,956
Total liabilities	$1,240	$1,956
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock $0.001 par value; 34,666,667 shares authorized, 16,012,522 shares issued and outstanding at March 31, 2024 and at December 31, 2023	16	16
Additional paid-in capital	922,230	922,058
Accumulated deficit	(917,449)	(915,767)
Total stockholders' equity	4,797	6,307
Total liabilities and stockholders' equity	$6,037	$8,263

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023

Collaboration revenue	$1	$—
Operating expenses:
Research and development	126	6,504
General and administrative	1,617	3,168
Total operating expenses	1,743	9,672
Loss from operations	(1,742)	(9,672)
Other income (expense):
Interest expense	—	(853)
Other income, net	60	477
Other income (expense), net	60	(376)
Net loss	$(1,682)	$(10,048)
Basic and diluted net loss per share	$(0.11)	$(0.63)
Weighted average common shares outstanding, basic and diluted	16,012,522	15,978,623

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	16,012,522	$16	$922,058	$(915,767)	$6,307
Stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(1,682)	(1,682)
Balance at March 31, 2024	16,012,522	$16	$922,230	$(917,449)	$4,797

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	16,027,384	$16	$919,166	$(880,627)	$38,555
Stock-based compensation	—	—	910	—	910
Issuance of common stock, net of expenses	14,420	—	92	—	92
Net loss	—	—	—	(10,048)	(10,048)
Balance at March 31, 2023	16,041,804	$16	$920,168	$(890,675)	$29,509

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,682)	$(10,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	696
Amortization of financing costs	—	472
Stock-based compensation	172	910
Decrease in the carrying amount of right-of-use assets	—	113
(Increase) decrease in:
Receivables	—	4
Prepaid expenses and other current assets	307	49
Increase (decrease) in:
Accounts payable	(19)	(110)
Accrued expenses	(697)	(1,334)
Lease liabilities	—	(133)
Net cash used in operating activities	(1,917)	(9,381)
Cash flows from investing activities:
Purchases of property and equipment	—	(61)
Proceeds from the disposal of property and equipment	—	38
Net cash used in investing activities	—	(23)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	92
Repayment of long-term debt	—	(6,250)
Net cash used in financing activities	—	(6,158)
Net decrease in cash, cash equivalents and restricted cash	(1,917)	(15,562)
Cash, cash equivalents and restricted cash, beginning of period	6,062	52,996
Cash and cash equivalents, end of period	$4,145	$37,434
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$439
Amounts included in accrued expenses and accounts payable related to property and equipment	$—	$101

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

As of March 31, 2024, there were 16,012,522 shares of common stock outstanding and an additional 1,714,489 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

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

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2024, the Company had approximately $4.1 million of cash and cash equivalents. The Company’s accumulated deficit at March 31, 2024 was approximately $917.4 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the third quarter of 2024. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

It is management’s opinion that the accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024, or the Annual Report.

The results disclosed in the statements of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024.

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

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Agreement. During the three months ended March 31, 2024 and 2023, there have been no sales of the Company's common stock under the Equity Distribution Agreement.

2022 Public Offering

On November 29, 2022, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Cantor as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 1,615,248 shares, or the Firm Shares, of the Company’s common stock to Cantor at a price of $9.2865 per share.

The net proceeds to the Company from the Offering were $14.7 million (before accounting for the partial exercise of Cantor's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Under the terms of the Underwriting Agreement, the Company granted Cantor an option, exercisable for 30 days, to purchase up to an additional 242,287 shares of common stock, which we refer to, together with the Firm Shares, as the Shares, at the same price per share as the Firm Shares. On January 5, 2023, Cantor partially exercised its option to purchase an additional 14,420 shares of common stock.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Debt

There were no debt obligations outstanding at March 31, 2024 and December 31, 2023.

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

The issuance costs for the Loan and Security Agreement, including the First Amendment, were approximately $1.2 million and primarily related to the issuance of the SVB Warrants, which were amortized into interest expense over the term of the loan. Interest expense,

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

including the amortization of issuance costs, was $0 for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2024 and December 31, 2023 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,832	$3,832	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,744	$5,744	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset.

There have been no changes to the valuation methods during the three months ended March 31, 2024. We had no financial assets or liabilities that were classified as Level 2 or Level 3 during the three months ended March 31, 2024.

6.
Net loss per share

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, unvested restricted stock and warrants and, as

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Common stock options	251,457	887,549
Unvested restricted stock	-	59,875
Warrants	1,452,399	1,528,156
	1,703,856	2,475,580

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

Collaboration with Dune Lake Capital

In January 2023, the Company entered into a consulting agreement with Dune Lake Capital, LLC, or Dune Lake Capital, which was founded by Dale Curtis Hogue, Jr., the Company's interim Chief Executive Officer. During the three months ended March 31, 2024 and 2023, the Company recorded expenses of approximately $0 and $7 thousand, respectively, for consulting services performed by Dune Lake Capital.

8.
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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

income received by us relating to the licensed products. The Company was responsible for all development costs associated with each of the licensed products.

Precigen was obligated to pay the Company royalties up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the three months ended March 31, 2023.

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which the Company entered into on October 22, 2019, with MD Anderson, pursuant to which the Company agreed to collaborate with respect to the TCR program. The Company did not incur clinical costs from MD Anderson related to the 2015 R&D Agreement for the three months ended March 31, 2024 and 2023.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three months ended March 31, 2024 the Company did not incur clinical expenses from MD Anderson related to the 2019 R&D Agreement, compared to $0.2 million for the three months ended March 31, 2023.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 222,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.015 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of March 31, 2024, the milestones have not been met.

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

On October 27, 2023, the Company provided the NCI the requisite notice of its intent to terminate the Patent License, effective December 26, 2023. The Company discovered multiple proprietary TCRs targeting driver mutations through its hunTR TCR discovery platform, including many of the same KRAS and TP53 mutations licensed from the NCI.

For the three months ended March 31, 2024, the Company did not incur expenses to the NCI under this agreement, compared to $0.3 million for the three months ended March 31, 2023.

Cooperative Research and Development Agreement (CRADA) with the NCI

On January 9, 2017, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the NCI. The purpose of this collaboration was to advance a personalized TCR-T approach for the treatment of solid tumors. Using the Company's

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The Company did not record expenses under the CRADA for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three months ended March 31, 2024 and 2023, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended March 31, 2024 and 2023, the Company did not earn collaboration revenue and earned royalty revenues of $1 thousand and $0, respectively, of royalty revenues on net sales under the Solasia License and Collaboration Agreement.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$11	$175
General and administrative	161	735
Stock-based compensation expense	$172	$910

The Company granted an aggregate of 40,000 stock options during the three months ended March 31, 2024, with a weighted-average grant date fair value of $1.50 per share, and granted an aggregate of 204,344 stock options during the three months ended March 31, 2023, with a weighted-average grant date fair value of $5.85 per share.

For the three months ended March 31, 2024 and 2023, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.09%	3.58 – 3.87%
Expected life in years	5.27	5.06 – 6.25
Expected volatility	114.65%	89.69 – 95.63%
Expected dividend yield	—%	—%

2.

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2024 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	465,898	$26.85
Granted	40,000	1.80
Exercised	-	-
Cancelled	(254,441)	19.61
Outstanding, March 31, 2024	251,457	$21.15	6.92	$—
Options exercisable, March 31, 2024	161,844	$28.28	5.53	$—
Options available for future grant, March 31, 2024	1,514,087

At March 31, 2024, total unrecognized compensation costs related to unvested stock options outstanding amounted to $0.1 million. The cost is expected to be recognized over a weighted-average period of 1.28 years.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

fifth anniversary of the initial exercise date and have an exercise price of $105.00. The 2019 Warrants were valued using a Black-Scholes valuation model and resulted in a $60.8 million non-cash charge in the Company’s statement of operations in 2019.

On October 22, 2019, the Company entered into the 2019 R&D Agreement with MD Anderson. In connection with the execution of the 2019 R&D Agreement, the Company issued the MD Anderson Warrant to purchase 222,222 shares of common stock. The MD Anderson Warrant has an initial exercise price of $0.015 per share and grant date fair value of $14.5 million. The MD Anderson Warrant expires on December 31, 2026 and vests upon the occurrence of certain clinical milestones. The Company will recognize expense on the MD Anderson Warrant in the same manner as if the Company paid cash for services to be rendered. For the three months ended March 31, 2024 and 2023, the Company did not recognize any expense related to the MD Anderson Warrant as the clinical milestones had not been achieved.

On August 6, 2021, the Company entered into the Loan and Security Agreement with SVB. Refer to Note 4, Debt. In connection with the Loan and Security Agreement, the Company issued SVB warrants to purchase 28,856 shares of common stock with an exercise price of $33.30 per share. The warrants have a ten-year life and were fully vested upon issuance. The fair value of the warrants was estimated at $0.8 million using a Black-Scholes model with the following assumptions: expected volatility of 79%, risk free interest rate of 1.31%, expected life of ten years and no dividends. On December 28, 2021, the Company entered into the First Amendment, as described in Note 4, Debt, in connection with which, the original warrants issued to SVB were amended and restated. As amended and restated, the SVB Warrants are for up to 43,308 shares of common stock, in the aggregate, with an exercise price of $17.40 per share. The SVB Warrants expire on August 6, 2031 and were fully vested upon issuance. As of March 31, 2024, none of the SVB Warrants have been exercised.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024, or the Annual Report.

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

All share amounts presented in this Item1 2 give effect to the 1-for-15 reverse stock split of our outstanding shares of common stock that occurred on January 31, 2024.

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

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have significantly reduced our workforce, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, on August 14, 2023, we announced that we had provided the requisite notice to the NCI to terminate the Cooperative Research and Development Agreement, dated January 9, 2017, by and among us, the National Cancer Institute, or the NCI, and Intrexon Corporation, or Intrexon, as amended (such agreement referred to herein as the CRADA), pursuant to its terms, effective October 13, 2023. In addition, on October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2024, we had a net loss of $1.7 million, and as of March 31, 2024, we have incurred approximately $917.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

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

One patient with non-small cell lung cancer (NSCLC) achieved an objective partial response with six months progression-free survival. Six other patients achieved a best overall response of stable disease. The total overall response rate was 13% and disease control rate was 87% in evaluable patients with advanced, metastatic, refractory solid tumors. Disease control was measured by objective responses and stable disease. Increased secretion of interferon-gamma relative to baseline was detected in all patients' serum post-cell transfer suggesting recognition of the tumor by the infused TCR-T cells. Persistence of TCR-T cells in peripheral blood was detected in all evaluable patients at their last follow-up, including up to six months in one patient. Infiltration of TCR-T cells into the tumor was also detected in three samples where a fresh biopsy was collected suggesting homing to the tumor microenvironment. All patients have progressed or withdrawn from the trial and long-term follow-up is ongoing for a subset of patients with no further intervention per the treatment protocol. This trial established proof-of-concept that Sleeping Beauty TCR-T cells can result in objective clinical responses and recognize established tumors in vivo.

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

Strategic Alternatives

We continue to explore strategic alternatives, which may include but are not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. In connection with the strategic reprioritization, we have reduced our workforce by approximately 95% to date in order to streamline the organization and to maximize our cash runway.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Collaboration Revenue

Collaboration revenue during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023	Change
($ in thousands)
Collaboration revenue	$1	$—	$1	100%

Collaboration revenue during the three months ended March 31, 2024 was $1 thousand and was $0 for the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
($ in thousands)
Research and development expenses	$126	$6,504	$(6,378)	(98)%

Research and development expenses for the three months ended March 31, 2024 decreased by $6.4 million when compared to the three months ended March 31, 2023, primarily due to lower program expenses of $3.7 million as a result of the wind-down of our clinical activities, a $1.5 million decrease in employee-related expenses due to our reduced headcount and a $0.8 million decrease in facility related cost due to the wind-down.

For the three months ended March 31, 2024, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are currently in the process of winding down.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
($ in thousands)
General and administrative expenses	$1,617	$3,168	$(1,551)	(49)%

General and administrative expenses for the three months ended March 31, 2024 decreased by $1.6 million as compared to the three months ended March 31, 2023, primarily due to a $1.3 million decrease in employee-related expenses due our reduced headcount, a $0.1 decrease in consulting expenses and a $0.1 decrease in facility cost due to the reduction in deprecation expenses and rent as a direct result of the lease termination in the prior period.

Other Income (Expense)

Other income (expense) during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023	Change
($ in thousands)
Interest expense	$—	$(853)	$853	(100)%
Other income, net	60	477	(417)	(87)%
Total	$60	$(376)	$436	(116)%

Other income, net, for the three months ended March 31, 2024 increased be $0.04 million as compared to the three months ended March 31, 2023, primarily due to no interest expense associated with our former amended Loan and Security Agreement (as defined below).

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our equity securities, term debt and collaborations. Through December 31, 2023, we have received an aggregate of $729.2 million from issuances of equity. We have had no financing activity through March 31, 2024.

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

2022 Public Offering

On November 29, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Cantor as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 1,615,247 shares of our common stock, or the Firm Shares, to Cantor at a price of $9.2865 per share.

Our net proceeds from the Offering were $14.7 million (before accounting for the partial exercise of Cantor's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by us.

Under the terms of the Underwriting Agreement, we granted Cantor an option, exercisable for 30 days, to purchase up to an additional 242,287 shares of common stock, or, together with the Firm Shares, the Shares, at the same price per share as the Firm Shares. On January 5, 2023, Cantor partially exercised its option to purchase an additional 14,420 shares of common stock.

2022 Equity Distribution Agreement

On August 12, 2022, we entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through Piper Sandler as our sales agent in an “at the market offering.” Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three months ended March 31, 2024 and 2023, there were no sales of our common stock under the Equity Distribution Agreement.

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

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
($ in thousands)
Net cash provided used in:
Operating activities	$(1,917)	$(9,381)
Investing activities	—	(23)
Financing activities	—	(6,158)
Net decrease in cash and cash equivalents	$(1,917)	$(15,562)

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

Net cash used in operating activities for the three months ended March 31, 2024 was $1.9 million, as compared to net cash used in operating activities of $9.4 million for the three months ended March 31, 2023. The decrease in net cash used in operation activities was primarily related to changes in our net loss.

The net cash used in operating activities for the three months ended March 31, 2024 was primarily due to our net loss of $1.7 million, adjusted for $0.2 million of non-cash items such as depreciation and stock-based compensation and a $0.7 million decrease in accrued expenses, a decrease in accounts payable of $18 thousand, a decrease to prepaid expenses and other current assets of $0.3 million.

Net cash used in investing activities was $0 for the three months ended March 31, 2024, compared to $23 thousand for the three months ended March 31, 2023. The decrease is related to no investing activities during the current period as compared to the prior period.

Net cash used in financing activities for the three months ended March 31, 2024 was $0, compared to $6.2 million for the three months ended March 31, 2023. The decrease was primarily related to the repayment of long-term debt in 2023 that did not recur in 2024.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of March 31, 2024, our accumulated deficit was approximately $917.4 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

As of March 31, 2024, we had approximately $4.1 million of cash and cash equivalents. In light of our announced strategic reprioritization and concurrent exploration of strategic alternatives, including our decision to halt work on our TCR-T Library Phase 1/2 Trial, our development programs and reducing our workforce, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. In order to continue our operations beyond our forecasted runway, including if necessary to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Working capital as of March 31, 2024 was $4.8 million, consisting of $6.0 million in current assets and $1.2 million in current liabilities. Working capital as of December 31, 2023 was $6.3 million, consisting of $8.3 million in current assets and $2.0 million in current liabilities.

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

As of March 31, 2024, we had terminated all operating leases and therefore have no remaining lease commitments, other than a short-term lease.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License required us to pay the NCI minimum annual royalties in the amount of $0.3 million, which would be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equaled $1.5 million. For the three months ended March 31, 2024, we did not recognize royalty payments under the Patent License, and for the three months ended March 31, 2023, we recognized $0.3 million related to royalty payments under the Patent License. As of March 31, 2024, we paid a total of $0.8 million in minimum annual royalty payments under the Patent License. On October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023.

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

Pursuant to the A&R License Agreement, annual license payments due to Precigen are $75 thousand. Payment of the licensing fee is scheduled annually, in the second quarter after the first payment in October 2023; therefore, in accordance with the terms of the agreement, no amounts were paid during the three months ended March 31, 2024 or 2023.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended March 31, 2024, we had $1 thousand in collaboration revenue, and we did not record collaboration revenue for the three months ended March 31, 2023.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2023, our most critical accounting policies and estimates upon which our financial status depends were identified as those relating to clinical trial expenses and other research and development expenses; collaboration agreements; fair value measurements for stock-based compensation; and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2024, we had a net loss of $1.7million, and, as of March 31, 2024, our accumulated deficit since inception in 2003 was $917.4 million. Although we are in the process of implementing a restructuring plan, or the Plan, whereby we are winding down our TCR-T Library Phase 1/2 Trial, other development programs and implemented a reduction in force, in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. In connection with our strategic reprioritization, we unilaterally terminated the CRADA in August 2023 and the Patent License in October 2023.

As of March 31, 2024, we have approximately $4.1 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. We have not set a timetable for completion of the strategic review process and the timing of consummating a strategic transaction, if any, is not entirely within our control. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 1, 2024).

3.2

Amended and Restated Bylaws of the Registrant, dated as of September 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed September 22, 2020).

10.1†	Employment Agreement, dated as of January 21, 2024, by and between the Registrant and Dale Curtis Hogue

10.2†

Consulting Agreement, dated as of February 22, 2024, by and between the Registrant and Ferdinand Groenewald (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed April 1, 2024).

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: May 15, 2024

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: May 15, 2024