Form 10-Q
period 2024-06-30
Alaunos Therapeutics, Inc.
filed 2024-08-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 1,601,252 shares.

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
•
Due to our continued monitoring by Nasdaq for compliance with the Minimum Bid Price Rule until 2025, we could at any time during which we could be delisted again if we again fail to comply with the Minimum Bid Price Rule. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
•
We do not have approval by our shareholders for a third reverse stock split of our common stock to enable the Board of Directors to respond to a Panel if we fail to comply with the Minimum Bid Price Rule during the monitor period.
•
Even if we do get approval and effectuate a third reverse stock split, the trading price of our common stock may not meet the Minimum Bid Price Rule.
•
In light of the recent reverse stock splits, or if we implement a third reverse stock split during the monitor period, liquidity of our common stock may be materially and adversely affected.
•
Our decreasing cash reserves may result in our shareholder equity falling below $2,500,000 as required by Nasdaq Listing Rule 5550(b)(1), which may result in receipt of a delisting notice from Nasdaq. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
•
We may identify material weaknesses in the future or otherwise fail to maintain an effective internal controls system, which may result in material misstatements of our financial statements or have a material adverse effect on our business or stock price.
•
The termination of our licenses and research and development agreement with the National Cancer Institute could limit our ability to resume our clinical trial or begin new clinical trials focused on TCR-T.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$2,463	$6,062
Receivables	4	1
Prepaid expenses and other current assets	2,211	2,198
Total current assets	4,678	8,261
Property and equipment, net	—	2
Total assets	$4,678	$8,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$365	$616
Accrued expenses	542	1,340
Total current liabilities	907	1,956
Total liabilities	$907	$1,956
Commitments and contingencies
Stockholders' equity
Common stock $0.001 par value; 5,000,000 shares authorized, 1,601,252 shares issued and outstanding at June 30, 2024 and at December 31, 2023	2	2
Additional paid-in capital	922,346	922,072
Accumulated deficit	(918,577)	(915,767)
Total stockholders' equity	3,771	6,307
Total liabilities and stockholders' equity	$4,678	$8,263

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$4	$4	$6	$4
Operating expenses:
Research and development	180	5,186	306	11,689
General and administrative	990	3,045	2,607	6,213
Gain on lease modification	—	(245)	—	(245)
Total operating expenses	1,170	7,986	2,913	17,657
Loss from operations	(1,166)	(7,982)	(2,907)	(17,653)
Other income (expense):
Interest expense	—	(1,068)	—	(1,921)
Other income, net	37	277	97	753
Other income (expense), net	37	(791)	97	(1,168)
Net loss	$(1,129)	$(8,773)	$(2,810)	$(18,821)
Basic and diluted net loss per share	$(0.71)	$(5.49)	$(1.75)	$(11.78)
Weighted average common shares outstanding, basic and diluted	1,601,252	1,598,650	1,601,252	1,598,258

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	1,601,252	2	$922,244	$(917,448)	$4,798
Stock-based compensation	—	—	102	—	102
Net loss	—	—	—	(1,129)	(1,129)
Balance at June 30, 2024	1,601,252	$2	$922,346	$(918,577)	$3,771

For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	274	—	274
Net loss	—	—	—	(2,810)	(2,810)
Balance at June 30, 2024	1,601,252	$2	$922,346	$(918,577)	$3,771

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	1,604,180	$2	$920,182	$(890,675)	$29,509
Stock-based compensation	—	—	914	—	914
Net loss	—	—	—	(8,773)	(8,773)
Balance at June 30, 2023	1,604,180	$2	$921,096	$(899,448)	$21,650

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	1,602,738	$2	$919,180	$(880,627)	$38,555
Stock-based compensation	—	—	1,824	—	1,824
Issuance of common stock, net of expenses	1,442	—	92	—	92
Net loss	—	—	—	(18,821)	(18,821)
Balance at June 30, 2023	1,604,180	$2	$921,096	$(899,448)	$21,650

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,810)	$(18,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	1,395
Amortization of financing costs	—	1,339
Stock-based compensation	274	1,824
Decrease in the carrying amount of right-of-use assets	—	947
Gain on modification of lease	—	(245)
Loss on disposal of equipment	—	10
Changes in operating assets and liabilities:
Receivables	(3)	—
Prepaid expenses and other current assets	(13)	342
Deposits	—	41
Accounts payable	(251)	90
Accrued expenses	(798)	(2,095)
Lease liabilities	—	(1,182)
Other liabilities, non-current	—	(28)
Net cash used in operating activities	(3,598)	(16,383)
Cash flows from investing activities:
Purchases of property and equipment	—	(196)
Proceeds from the disposal of property and equipment	—	38
Net cash used in investing activities	—	(158)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	92
Repayment of long-term debt	—	(18,105)
Debt extinguishment	—	(125)
Net cash used in financing activities	—	(18,138)
Net decrease in cash, cash equivalents and restricted cash	(3,598)	(34,679)
Cash, cash equivalents and restricted cash, beginning of period	6,062	52,996
Cash and cash equivalents, end of period	$2,464	$18,317
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$2,063

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

As of June 30, 2024, there were 1,601,252 shares of common stock outstanding and an additional 175,476 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company has significantly reduced its workforce and continues working to reduce costs in order to extend its cash runway. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company has engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. Separately, the Company is evaluating several potential opportunities including evaluating its own internal obesity program.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2024, the Company had approximately $2.5 million of cash and cash equivalents. The Company’s accumulated deficit at June 30, 2024 was approximately $918.9 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the third quarter of 2024. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

The results disclosed in the statements of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Reverse Stock Splits

On January 31, 2024, the Company filed a Second Amended and Restated Certificate of Incorporation or (the Second Charter Amendment) with the Secretary of State of the State of Delaware in order to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-15 or the Reverse Split. The Second Charter Amendment decreased the number of authorized shares of common stock from 520,000,000 to 34,666,667. The Second Charter Amendment does not affect the par value of the Company’s common stock or change the number of authorized shares or par value of the Company’s preferred stock. The Second Charter Amendment became effective on January 31, 2024.

On July 17, 2024, the Company filed a Third Amended and Restated Certificate of Incorporation or Third Charter Amendment with the Secretary of State of the State of Delaware in order to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 or the Second Reverse Split, collectively the Reverse Splits. The Third Charter Amendment decreased the number of authorized shares of common stock from 34,666,667 to 5,000,000. The Third Charter Amendment does not affect the par value of the Company’s common stock or change the number of authorized shares or par value of the Company’s preferred stock. The Third Charter Amendment became effective on July 17, 2024.

No fractional shares were issued in connection with the Reverse Splits. Stockholders of record who would otherwise have been entitled to receive fractional shares as a result of the Reverse Splits received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted for the Reverse Splits) on the Nasdaq Capital Market on January 31, 2024 and July 17, 2024.

All share and per share amounts of common stock, options, warrants, and restricted stock in the accompanying financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the Reverse Splits as if it had occurred at the beginning of the earliest period presented.

2.
Financings

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and six months ended June 30, 2024 and 2023, there were no sales of the Company's common stock under the Equity Distribution Agreement.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Net loss per share

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, unvested restricted stock and warrants and, as

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Common stock options	30,237	90,725
Unvested restricted stock	-	4,381
Warrants	145,239	152,815
	175,476	247,921

5.
Related Party Transactions

Joint Venture regarding Eden BioCell

On December 18, 2018, the Company launched Eden BioCell, Ltd., or Eden BioCell, as a 50/50 joint venture with a company affiliated with the Chair of the Company's board of directors at that time, or Partner. Eden BioCell was formed to lead commercialization of the Company’s Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. The Company licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. The Partner contributed $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. The Partner also managed all clinical development in the territory pursuant to a master services agreement between with Eden BioCell.

In September 2021, the Partner and Alaunos mutually agreed to dissolve the Eden BioCell joint venture. The joint venture agreement has been terminated and the Eden BioCell entity has been dissolved as of July 2023.

Collaboration with Dune Lake Capital

In January 2023, the Company entered into a consulting agreement with Dune Lake Capital, LLC, or Dune Lake Capital, which was founded by Dale Curtis Hogue, Jr., the Company's interim Chief Executive Officer. During the six months ended June 30, 2024 and 2023, the Company recorded expenses of approximately $0 and $25 thousand, respectively, for consulting services performed by Dune Lake Capital.

6.
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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Precigen was obligated to pay the Company royalties up to a maximum royalty amount of $100.0 million. No royalty amounts were incurred during the three and six months ended June 30, 2024.

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which the Company entered into on October 22, 2019, with MD Anderson, pursuant to which the Company agreed to collaborate with respect to the TCR program. The Company did not incur clinical costs from MD Anderson related to the 2015 R&D Agreement for the three and six months ended June 30, 2024.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. Thce royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three and six months ended June 30, 2024 the Company did not incur clinical expenses from MD Anderson related to the 2019 R&D Agreement, compared to $0.2 and $0.4 million for the three and six months ended June 30, 2023.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 22,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.15 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of June 30, 2024, the milestones have not been met.

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

For the three and six months ended June 30, 2024, the Company did not incur expenses to the NCI under this agreement, compared to $0.01 and $0.4 million for the three and six months ended June 30, 2023.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The Company did not record expenses under the CRADA for the three and six months ended June 30, 2024, compared to $0.03 and $0.5 million for the three and six months ended June 30, 2023.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended June 30, 2024 and 2023, the Company earned collaboration revenue of $0 and $0 and earned royalty revenues of $5 thousand and $4, respectively, of royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the six months ended June 30, 2024 and 2023, the Company earned collaboration revenue of $0 and $0 and earned royalty revenues of $6 thousand and $4, respectively, of royalty revenues on net sales under the Solasia License and Collaboration Agreement.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2	$180	$13	$356
General and administrative	99	734	260	1,468
Stock-based compensation expense	$101	$914	$273	$1,824

The Company granted an aggregate of 6,288 stock options during the three months ended June 30, 2024, with a weighted-average grant date fair value of $9.72 per share, and granted an aggregate of 4,133 stock options during the three months ended June 30, 2023, with a weighted-average grant date fair value of $54 per share. The Company granted an aggregate of 10,289 stock options during the six months ended June 30, 2024, with a weighted-average grant date fair value of $11.76 per share, and granted an aggregate of 24,567 stock options during the six months ended June 30, 2023, with a weighted-average grant date fair value of $58.5 per share.

For the three and six months ended June 30, 2024 and 2023, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.09%	3.51 – 3.87%
Expected life in years	5.04-5.27	5.06 – 6.25
Expected volatility	114.65 -170.50%	89.69 – 95.63%
Expected dividend yield	—%	—%

2.

Stock option activity under the Company’s stock option plans for the six months ended June 30, 2024 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	46,589	$268.50	7.64	$—
Granted	10,289	13.29
Exercised	-	-
Cancelled	(26,641)	283.08
Outstanding, June 30, 2024	30,237	$168.81	7.46	$—
Options exercisable, June 30, 2024	17,743	$250.45	6.10	$—
Options available for future grant, June 30, 2024	145,745

At June 30, 2024, total unrecognized compensation costs related to unvested stock options outstanding amounted to $0.3 million. The cost is expected to be recognized over a weighted-average period of 1.82 years.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.
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

All share amounts presented in this Item 2 give effect to the 1-for-15 reverse stock split and the 1-for-10 second reverse stock split of our outstanding shares of common stock that occurred on January 31, 2024 and July 17, 2024, respectively.

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

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2024, we had a net loss of $3.2 million, and as of June 30, 2024, we have incurred approximately $918.9 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

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

Financial Overview

Revenue

We recognize royalties, research and development funding revenue over the estimated period of performance. To date we have not generated product revenue. Unless and until we receive approval from the U.S. Food and Drug Administration, or the FDA, and/or other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenue.

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

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Revenue

Revenue during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
Revenue	$4	$4	$—	—	$6	$4	$2	50%

Revenue during the three months ended June 30, 2024 was $4 and was $4 for the three months ended June 30, 2023. Revenue during the six months ended June 30, 2024 was $6 thousand and was $4 thousand for the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
Research and development expenses	$180	$5,186	$(5,006)	(97)%	$306	$11,689	$(11,383)	(97)%

Research and development expenses for the three months ended June 30, 2024 decreased by $5.0 million when compared to the three months ended June 30, 2023, primarily due to lower program expenses of $2.5 million as a result of the wind-down of our clinical activities, a $1.6 million decrease in consulting and employee-related expenses due to our reduced headcount and a $0.9 million decrease in facility related cost due to the wind-down.

Research and development expenses for the six months ended June 30, 2024 decreased by $11.3 million when compared to the six months ended June 30, 2023, primarily due to lower program expenses of $6.6 million as a result of the wind-down of our clinical activities, a $3.0 million decrease in consulting and employee-related expenses due to our reduced headcount and a $1.7 million decrease in facility related cost due to the wind-down.

For the three and six months ended June 31, 2024, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are currently in the process of winding down.

General and Administrative Expenses

General and administrative expenses during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
General and administrative expenses	$990	$3,045	$(2,055)	(67)%	$2,607	$6,213	$(3,606)	(58)%

General and administrative expenses for the three months ended June 30, 2024 decreased by $2.0 million as compared to the three months ended June 30, 2023, primarily due to a $1.8 million decrease in consulting and employee-related expenses due our reduced headcount, and a $0.01 million decrease in facility cost due to the reduction in depreciation expenses and rent as a direct result of the lease termination in the prior period.

General and administrative expenses for the six months ended June 30, 2024 decreased by $3.6 million as compared to the six months ended June 30, 2023, primarily due to a $2.6 million decrease in employee-related expenses due our reduced headcount, a $0.8 million decrease in consulting expenses and a $0.3 million decrease in facility cost due to the reduction in deprecation expenses and rent as a direct result of the lease termination in the prior period.

Other Income (Expense)

Other income (expense) during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
Interest expense	$—	$(1,068)	$1,068	(100)%	$—	$(1,921)	$1,921	(100)%
Other income, net	$37	$277	(240)	(87)%	97	753	(656)	(87)%
Total	$37	$(791)	$828	(105)%	$97	$(1,168)	$1,265	(108)%

Other income (expense), net, for the three months ended June 30, 2024 increased be $0.8 million as compared to the three months ended June 30, 2023, primarily due to no interest expense associated with our former amended Loan and Security Agreement (as defined below).

Other income (expense), net, for the six months ended June 30, 2024 increased be $1.3 million as compared to the six months ended June 30, 2023, primarily due to no interest expense associated with our former amended Loan and Security Agreement (as defined below).

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our equity securities, term debt and collaborations. Through December 31, 2023, we have received an aggregate of $729.2 million from issuances of equity. We have had no financing activity for the six months ended June 30, 2024.

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

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
($ in thousands)
Net cash provided used in:
Operating activities	$(3,598)	$(16,383)
Investing activities	—	(158)
Financing activities	—	(18,138)
Net decrease in cash and cash equivalents	$(3,598)	$(34,679)

Net cash used in operating activities for the six months ended June 30, 2024 was $3.6 million, as compared to net cash used in operating activities of $16.4 million for the six months ended June 30, 2023. The decrease in net cash used in operation activities was primarily related to changes in our net loss.

The net cash used in operating activities for the six months ended June 30, 2024 was primarily due to our net loss of $3.2 million, adjusted for $0.3 million of non-cash items such as depreciation and stock-based compensation and a $0.4 million decrease in accrued expenses, a decrease in accounts payable of $0.3 million, a decrease to prepaid expenses and other current assets and accounts receivables of $16 thousand.

Net cash used in investing activities was $0 for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023. The decrease is related to no investing activities during the current period as compared to the prior period.

Net cash used in financing activities for the six months ended June 30, 2024 was $0, compared to $18.1 million for the six months ended June 30, 2023. The decrease was primarily related to the repayment of long-term debt in 2023 that did not recur in 2024.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of June 30, 2024, our accumulated deficit was approximately $918.9 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

As of June 30, 2024, we had approximately $2.5 million of cash and cash equivalents. In light of our announced strategic reprioritization and concurrent exploration of strategic alternatives, including our decision to halt work on our TCR-T Library Phase 1/2 Trial, our development programs and reducing our workforce, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. In order to continue our operations beyond our forecasted runway, including if necessary to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Working capital as of June 30, 2024 was $3.4 million, consisting of $4.7 million in current assets and $1.3 million in current liabilities. Working capital as of December 31, 2023 was $6.3 million, consisting of $8.3 million in current assets and $2.0 million in current liabilities.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License required us to pay the NCI minimum annual royalties in the amount of $0.3 million, which would be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equaled $1.5 million. For the three and six months ended June 30, 2024, we did not recognize royalty payments under the Patent License, and for the three and six months ended June 30, 2023, we recognized $0.0 and $0.3 million related to royalty payments under the Patent License. As of June 30, 2024, we paid a total of $0.8 million in minimum annual royalty payments under the Patent License. On October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023.

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

Pursuant to the A&R License Agreement, annual license payments due to Precigen are $75 thousand. Payment of the licensing fee is scheduled annually, in the second quarter after the first payment in October 2023; therefore, in accordance with the terms of the agreement, no amounts were paid during the three and six months ended June 30, 2024 or 2023.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended June 30, 2024 and 2023, we recorded revenue of $5 thousand and $4 thousand under the License and Collaboration Agreement, respectively. During the six months ended June 30, 2024 and 2023, we recorded revenue of $6 thousand and $4 thousand under the License and Collaboration Agreement,respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce by approximately 95% to date and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, while we are evaluating several potential opportunities including our own internal obesity program, there is no assurance that any of these potential opportunities will come to fruition.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2024, we had a net loss of $3.2 million, and, as of June 30, 2024, our accumulated deficit since inception in 2003 was $918.9 million. Although we are in the process of implementing a restructuring plan, or the Plan, whereby we are winding down our TCR-T Library Phase 1/2 Trial, other development programs and implemented a reduction in force, in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. In connection with our strategic reprioritization, we unilaterally terminated the CRADA in August 2023 and the Patent License in October 2023.

As of June 30, 2024, we had approximately $2.5 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. We have not set a timetable for completion of the strategic review process and the timing of consummating a strategic transaction, if any, is not entirely within our control. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

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

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees and consultants, the loss of whose services may adversely impact our ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, on August 14, 2023, we implemented the Plan that included reducing our workforce. The reduction in force has impacted over 95% of our workforce to date, including key members of our management team. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees and consultants to seek alternative opportunities. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could significantly disrupt our business.

On August 14, 2023, in connection with the evaluation of strategic alternatives and in order to extend our resources, our Board of Directors approved the Plan that included reducing our workforce, which has impacted over 95% of our workforce to date. In addition, the Plan included a discontinuation of our clinical development programs and further prioritization of our resources as we assess strategic alternatives. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees and consultants. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

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

*We do not have approval by our shareholders for a third reverse stock split of our common stock to enable the Board of Directors to respond to a Panel if we fail to comply with the Minimum Bid Price Rule during the monitor period.

While our stockholders approved a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock, if needed in the discretion of our Board of Directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for-5 and 1-for-15, inclusive, at any time on or before June 6, 2025, we have already executed this approved stock split to ensure compliance with the Minimum Bid Price Rule. If we receive another delisting notice during the monitor period, we would have to convene a special shareholder meeting to obtain approval for another reverse stock split. There is no guarantee that the Panel will grant us an exception to convene such a meeting. There is no guarantee that the shareholders would approve another reserve stock split.

*Shareholders may not approve another reverse stock split.

Even if we are able to convene a shareholders meeting within the time allowed by the Panel should we fail to comply with the Minimum Bid Price Rule during the monitor period, there is no guarantee that the shareholders would approve another reverse stock split. Failure to acquire shareholder approval of a third reverse stock split would negatively effect our ability to regain compliance with the Minimum Bid Price Rule, which would result in our common stock being delisted from the Exchange.

*Even if we do get approval and effectuate a third reverse stock split, the trading price of our common stock may not meet the Minimum Bid Price Rule

If we do effect a third reverse stock split, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq. There is also no guarantee that the Panel agrees that implementing a reverse stock split warrants reversing the Staff's delisting determination, regardless of the price at which our common stock would trade following the split.

*In light of the recent reverse stock splits, or if we implement a third reverse stock split during the monitor period, liquidity of our common stock may be materially and adversely affected.

In light of our recent reverse stock splits, or if we have to effect a third reverse stock split to avoid a delisting pursuant to a new Delisting Determination during the monitor period, the liquidity of the shares of our common stock may be affected materially and adversely by any such reverse stock split given the reduced number of shares of common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

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

*We could lose our listing on the Nasdaq Capital Market if we do not maintain our stockholders’ equity. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value, including a total loss of value.

In light of our diminishing cash reserves, we may be delisted from the Nasdaq Capital Market if we cannot maintain our stockholders' equity of at least $2,500,000. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000 (the "Equity Requirement"), or that they meet one of the alternative listing standards: market value of listed securities of at least $35 million (Rule 5550(b)(2)) or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years (Rule 5550(b)(3)). We do not currently meet either Rule 5550(b)(2) or Rule 5550(b)(3). If we fail to comply with Rule 5550(b)(1), we should have the opportunity to submit a plan to regain compliance and request a hearing before Nasdaq’s Hearing Panel for continued listing on Nasdaq which should provide the Company with the opportunity to present its plan to regain compliance with the Equity Requirement, pending the Company’s compliance with all criteria for continued listing on the Nasdaq Capital Market. However, there can be no assurance that we would be able to timely regain compliance with the Equity Requirement, and therefore our securities may be delisted from Nasdaq.

In the event of a delisting from the Nasdaq Capital Market, we may seek to have our stock traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital.

As further described below, in light of our financial position and our need to raise additional capital, in the event of a delisting from the Nasdaq Capital Market, delisting from the Nasdaq Capital Market would materially limit our ability to obtain additional equity capital. We may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

Following our strategic reprioritization in August 2023, we have reduced our workforce by over 95% to date. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees and consultants to seek alternative opportunities. The reductions in force included employees responsible for key aspects of our clinical and other development programs.

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
•
Other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics or responses to these events.

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

As of June 30, 2024, we had warrants for 145,239 shares of our common stock outstanding at a weighted average exercise price of $863.30 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under our 2020 Equity Incentive Plan. As of June 30, 2024, under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan, 30,236 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $250.45 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may significantly harm the market price of our common stock.

As of June 30, 2024, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 16.69% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

3.1

Third Amended and Restated Certificate of Incorporation of Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed July 17, 2024).

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

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: August 14, 2024

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: August 14, 2024