Form 10-Q
period 2024-09-30
Alaunos Therapeutics, Inc.
filed 2024-11-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 1,601,252 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are all statements contained in this Quarterly Report that are not historical fact, and in some cases can be identified by terms such as: "aim", “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” "potential," “will” and other words and terms of similar meaning.

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
•
estimates regarding our expenses, use of cash, cash runway, timing of future cash needs and anticipated capital requirements;
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
•
our plans relating to conducting future in vitro testing, in vivo efficacy studies, and non-clinical and IND-enabling activities;
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
•
The termination of our licenses and research and development agreement with the National Cancer Institute and Precigen could limit our ability to resume our clinical trial or begin new clinical trials focused on TCR-T.
•
The termination of our licenses with Precigen or MD Anderson with respect to Sleeping Beauty and mbIL-15 or our research and development agreements with MD Anderson could result in the loss of significant rights and could materially harm our ability to develop and commercialize our product candidates by limiting out ability to resume our clinical trial or begin new clinical trials focused on TCR-T.
•
We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
•
For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, we may not be able to commercialize them, generate significant revenues, or attain profitability.
•
Our small molecule obesity program is very early stage and may encounter issues with manufacture of the active pharmaceutical ingredient or with the in vitro or in vivo validation studies that could preclude clinical trials or be costly to address with respect to time or money.
•
We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

•
Should we resume development of our TCR-T product candidates, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise materially and adversely affected.
•
Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, should we resume development of our TCR-T program or for our small molecule oral obesity program.
•
We have halted development of our TCR-T product candidates early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or the FDA, and the delay, or any failure, in completing clinical trials for our product candidates could significantly harm our business.
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
•
For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, any candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to significant penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•
For our small molecule oral obesity program, or should we resume development of our product candidates of our TCR-T program, our inability to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer materially.
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
•
We relied and, for our small molecule oral obesity program or should we in the future resume development of our TCR-T product candidates, will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cybersecurity incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and materially and adversely affect our business and reputation.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$1,683	$6,062
Receivables	—	1
Prepaid expenses and other current assets	1,867	2,198
Total current assets	3,550	8,261
Property and equipment, net	—	2
Total assets	$3,550	$8,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$458	$616
Accrued expenses	368	1,340
Total current liabilities	826	1,956
Total liabilities	$826	$1,956
Commitments and contingencies
Stockholders' equity
Common stock $0.001 par value; 5,000,000 shares authorized, 1,601,252 shares issued and outstanding at September 30, 2024 and at December 31, 2023	2	2
Additional paid-in capital	922,426	922,072
Accumulated deficit	(919,704)	(915,767)
Total stockholders' equity	2,724	6,307
Total liabilities and stockholders' equity	$3,550	$8,263

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$—	$—	$6	$4
Operating expenses:
Research and development	143	3,656	448	15,346
General and administrative	1,007	3,578	3,615	9,791
Gain on lease modification	—	—	—	(245)
Restructuring costs	—	419	—	419
Property and equipment and right-of-use asset impairment	—	1,011	—	1,011
Total operating expenses	1,150	8,664	4,063	26,322
Loss from operations	(1,150)	(8,664)	(4,057)	(26,318)
Other income (expense):
Interest expense	—	—	—	(1,921)
Other income, net	23	188	120	942
Other income (expense), net	23	188	120	(979)
Net loss	$(1,127)	$(8,476)	$(3,937)	$(27,297)
Basic and diluted net loss per share	$(0.70)	$(5.30)	$(2.46)	$(17.07)
Weighted average common shares outstanding, basic and diluted	1,601,252	1,600,306	1,601,252	1,598,948

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	1,601,252	2	$922,346	$(918,577)	$3,771
Stock-based compensation	—	—	80	—	80
Net loss	—	—	—	(1,127)	(1,127)
Balance at September 30, 2024	1,601,252	$2	$922,426	$(919,704)	$2,724

For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	354	—	354
Net loss	—	—	—	(3,937)	(3,937)
Balance at September 30, 2024	1,601,252	$2	$922,426	$(919,704)	$2,724

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	1,604,180	$2	$921,096	$(899,448)	$21,650
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(8,476)	(8,476)
Balance at September 30, 2023	1,604,180	$2	$921,822	$(907,924)	$13,900

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	1,602,738	$2	$919,180	$(880,627)	$38,555
Stock-based compensation	—	—	2,550	—	2,550
Issuance of common stock, net of expenses	1,442	—	92	—	92
Net loss	—	—	—	(27,297)	(27,297)
Balance at September 30, 2023	1,604,180	$2	$921,822	$(907,924)	$13,900

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,937)	$(27,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	2,074
Property and equipment right-of-use asset impairment	—	1,011
Amortization of financing costs	—	1,339
Stock-based compensation	354	2,550
Decrease in the carrying amount of right-of-use assets	—	1,332
Gain on lease modification	—	(245)
Loss on disposal of equipment	—	12
Changes in operating assets and liabilities:
Receivables	1	4
Prepaid expenses and other current assets	331	(126)
Deposits	—	42
Accounts payable	(159)	(92)
Accrued expenses	(972)	(2,258)
Lease liabilities	—	(1,575)
Other liabilities, non-current	—	472
Net cash used in operating activities	(4,379)	(22,757)
Cash flows from investing activities:
Purchases of property and equipment	—	(197)
Proceeds from the disposal of property and equipment	—	40
Net cash used in investing activities	—	(157)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	92
Repayment of long-term debt	—	(18,105)
Debt extinguishment	—	(125)
Net cash used in financing activities	—	(18,138)
Net decrease in cash, cash equivalents and restricted cash	(4,379)	(41,052)
Cash, cash equivalents and restricted cash, beginning of period	6,062	52,996
Cash and cash equivalents, end of period	$1,683	$11,944
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$2,063

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a pre-clinical-stage cell therapy and obesity therapy-focused company that was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. The Company leveraged its proprietary, non-viral Sleeping Beauty gene transfer platform and its novel cancer mutation hotspot TCR library to design and manufacture personalized cell therapies that target neoantigens arising from common tumor-related mutations in key oncogenic genes, including KRAS, TP53 and EGFR. The Company recently announced that it is currently evaluating its internally developed small molecule oral obesity treatment program. The Company plans to develop a drug for obesity with a differentiated profile relative to currently marketed and in development oral and injectable products. The Company believes the small molecule product candidates are distinct from commercially available options or others in development because they do not rely on hormonal manipulation, which is common with many obesity treatments.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

As of September 30, 2024, there were 1,601,252 shares of common stock outstanding and an additional 59,792 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company has significantly reduced its workforce and continues working to reduce costs in order to extend its cash runway. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. Separately, the Company is evaluating several potential opportunities including evaluating its own internal obesity program.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2024, the Company had approximately $1.7 million of cash and cash equivalents. The Company’s accumulated deficit at September 30, 2024 was approximately $919.7 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the first quarter of 2025. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

The results disclosed in the statements of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

2.
Financings

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three and nine months ended September 30, 2024 and 2023, there were no sales of the Company's common stock under the Equity Distribution Agreement.

3.
Summary of Significant Accounting Policies

The Company’s significant accounting policies were identified in the Company’s Annual Report. There have been no material changes in those policies since the filing of its Annual Report.

4.
Net loss per share

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

potentially issuable shares of common stock from the conversion of stock options, unvested restricted stock and warrants and, as such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Common stock options	33,237	82,780
Unvested restricted stock	-	2,916
Warrants	26,555	152,815
	59,792	238,511

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

Collaboration with Dune Lake Capital

In January 2023, the Company entered into a consulting agreement with Dune Lake Capital, LLC, or Dune Lake Capital, which was founded by Dale Curtis Hogue, Jr., the Company's interim Chief Executive Officer. During the three and nine months ended September 30, 2023, the Company recorded expenses of approximately $12 and $37, respectively, for consulting services performed by Dune Lake Capital. The Company did not incur expenses to Dune Lake Capital during the three and nine months ended September 30, 2024.

6.
Commitments and Contingencies

License Agreements

Exclusive License Agreement with Precigen

On April 3, 2023, the Company entered into the Amended and Restated Exclusive License Agreement with Precigen, or the A&R License Agreement, which restated and amended the parties' previous license agreement in full. Under the A&R License Agreement, the Company still had exclusive, worldwide rights to research, develop and commercialize TCR products designed for neoantigens or driver mutations for the treatment of cancer and non-exclusive rights to use non-driver mutation TCRs. The Company further maintained its exclusive, worldwide rights for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR products for both neoantigens and shared antigens for the treatment of cancer, referred to as TCR Products.

The Company remained solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. The (i) products utilizing Precigen’s RheoSwitch® gene switch, or RTS, for the treatment of cancer, referred to as IL-12 Products and (ii) CAR products directed to (A) CD19 for the treatment of cancer, referred to as CD19 Products, and (B) BCMA for the treatment of cancer, subject to certain obligations to pursue such target under the License and Collaboration Agreement effective March 27, 2015 between the Company, Precigen and ARES TRADING S.A., a subsidiary of Merck KGaA, as assigned by Precigen to PGEN were no longer exclusively licensed to the Company. The Company was no longer obligated to use commercially reasonable efforts for the exclusively licensed products. The A&R License Agreement further eliminated any royalty or milestone obligations to Precigen, with an annual license fee of $75 thousand due on the anniversary of the A&R License Agreement effective date. Precigen was no longer obligated to pay the Company royalties on the net sales derived from the sale of Precigen's CAR products. On October 4, 2024, pursuant to Section 10.2 of the License Agreement, the Company duly notified Precigen of its full termination of all rights under the License Agreement.

See Note 8. Subsequent Events for details related to the termination of the A&R License Agreement with Precigen.

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which the Company entered into on October 22, 2019, with MD Anderson, pursuant to which the Company agreed to collaborate with respect to the TCR program. The Company did not incur clinical costs from MD Anderson related to the 2015 R&D Agreement for the three and nine months ended September 30, 2024.

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

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the three and nine months ended September 30, 2024 the Company did not incur clinical expenses from MD Anderson related to the 2019 R&D Agreement, compared to $0.2 and $0.7 million for the three and nine months ended September 30, 2023.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 22,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.15 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of September 30, 2024, the milestones have not been met.

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

For the three and nine months ended September 30, 2024, the Company did not incur expenses to the NCI under this agreement, compared to $0.01 and $0.5 million for the three and nine months ended September 30, 2023.

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

The Company did not record expenses under the CRADA for the three and nine months ended September 30, 2024, compared to $0.00 and $0.5 million for the three and nine months ended September 30, 2023.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

the Company may receive from a possible sublicense under certain circumstances. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

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

In June 2022, Solasia announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended September 30, 2024 and 2023, the Company did not earn collaboration revenue and did not earn royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the nine months ended September 30, 2024 and 2023, the Company earned collaboration revenue of $0 and $0 and earned royalty revenues of $6 thousand and $4, respectively, of royalty revenues on net sales under the Solasia License and Collaboration Agreement.

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

7.
Stock-Based Compensation

The Company recognized stock-based compensation expense on all employee and non-employee awards as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2	$90	$15	$446
General and administrative	78	636	339	2,104
Stock-based compensation expense	$80	$726	$354	$2,550

The Company granted an aggregate of 3,000 stock options during the three months ended September 30, 2024, with a weighted-average grant date fair value of $2.06 per share, and granted an aggregate of 66 stock options during the three months ended September 30, 2023, with a weighted-average grant date fair value of $58.5 per share. The Company granted an aggregate of 13,289 stock options during the nine months ended September 30, 2024, with a weighted-average grant date fair value of $10.84 per share, and granted an aggregate of 24,634 stock options during the nine months ended September 30, 2023, with a weighted-average grant date fair value of $58.5 per share.

For the three and nine months ended September 30, 2024 and 2023, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.70%	4.01	3.70 – 4.09%	3.51 – 4.01%
Expected life in years	6.06	6.25	5.04-6.06	5.06 – 6.25
Expected volatility	112.17%	90.65	112.17 -170.50%	89.69 – 95.63%
Expected dividend yield	—%	—%	—%	—%

2.

Stock option activity under the Company’s stock option plans for the nine months ended September 30, 2024 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	46,589	$268.50	7.64	$—
Granted	13,289	10.84
Exercised	-	-
Cancelled	(26,641)	283.08
Outstanding, September 30, 2024	33,237	$153.79	7.45	$—
Options exercisable, September 30, 2024	20,729	$250.45	6.35	$—
Options available for future grant, September 30, 2024	142,745

At September 30, 2024, total unrecognized compensation costs related to unvested stock options outstanding amounted to $0.4 million. The cost is expected to be recognized over a weighted-average period of 1.34 years.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.
Subsequent Events

Termination of Material Definitive Agreement

As previously disclosed, on April 3, 2023, the Company entered into the A&R License Agreement with Precigen, which A&R License Agreement amended and restated in entirety the parties' previous license agreement, dated October 5, 2018, by and among the same parties, for the grant of certain licenses by Precigen to the Company to develop Sleeping Beauty-transposed neoantigen T-cell receptors for the treatment of solid tumor cancers. On October 4, 2024, the Company provided written notice to Precigen to terminate the A&R License Agreement.

The decision to not renew the A&R License Agreement was made after a thorough review of our strategic priorities and business objectives, including recognizing that the non-viral Sleeping Beauty gene transfer platform patent will expire in 2026. The Company continues to prosecute certain of the intellectual property underlying the TCRs targeting driver mutations such as KRAS, TP53 and EGFR, and the hunTR TCR discovery platform used in the discovery of our proprietary TCR library. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions.

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

Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to contain forward-looking statements that reflect our plans, estimates and beliefs. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as "aim", “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have significantly reduced our workforce, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We have engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, on August 14, 2023, we announced that we had provided the requisite notice to the NCI to terminate the Cooperative Research and Development Agreement, dated January 9, 2017, by and among us, the National Cancer Institute, or the NCI, and Intrexon Corporation, or Intrexon, as amended (such agreement referred to herein as the CRADA), pursuant to its terms, effective October 13, 2023. In addition, on October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023. Further, on October 4, 2024, we terminated the A&R License Agreement with Precigen.

On October 10, 2024, we announced our continued progress and evaluation of our internally developed small molecule oral obesity program. The aim of this program is to develop a drug for obesity with a differentiated profile relative to currently marketed and in development oral and injectable products.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2024, we had a net loss of $3.9 million, and as of September 30, 2024, we have incurred approximately $919.7 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

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

Obesity Program

On October 10, 2024, we announced our continued progress and evaluation of our internally developed small molecule oral obesity program. The aim of this program is to develop a drug for obesity with a differentiated profile relative to currently marketed and in development oral and injectable products. We believe our small molecule product candidates are distinct in that they do not rely on hormonal manipulation, which is common with many obesity treatments. We have engaged a contract development and manufacturing organization (CMDO) to manufacture active pharmaceutical ingredients for our small molecule product candidates. We believe reductions in overhead expenditures have extended the Company’s cash runway into the first quarter of 2025. We anticipate initiating in vitro testing of our candidates in the fourth quarter 2024. If successful, we plan to conduct an in vivo efficacy study in the first half of 2025, followed by the initiation of nonclinical and IND-enabling activities in 2025. Our ability to execute on this plan is dependent on study results and our ability to raise additional capital or obtain a development partner in connection with the development of these assets.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Revenue

Revenue during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
Revenue	$—	$—	$—	100%	$6	$4	$2	50%

The company did not earn revenue during the three months ended September 30, 2024 and 2023. Revenue during the nine months ended September 30, 2024 was $6 thousand and was $4 thousand for the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
Research and development expenses	$143	$3,656	$(3,513)	(96)%	$448	$15,346	$(14,898)	(97)%

Research and development expenses for the three months ended September 30, 2024 decreased by $3.5 million when compared to the three months ended September 30, 2023, primarily due to lower program expenses of $1.7 million as a result of the wind-down of our clinical activities, a $1.1 million decrease in consulting and employee-related expenses due to our reduced headcount and a $0.7 million decrease in facility related cost due to the wind-down.

Research and development expenses for the nine months ended September 30, 2024 decreased by $14.8 million when compared to the nine months ended September 30, 2023, primarily due to lower program expenses of $7.9 million as a result of the wind-down of our clinical activities, a $4.6 million decrease in consulting and employee-related expenses due to our reduced headcount and a $2.4 million decrease in facility related cost due to the wind-down.

For the three and nine months ended September 30, 2024, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are currently in the process of winding down.

General and Administrative Expenses

General and administrative expenses during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
General and administrative expenses	$1,007	$3,578	$(2,571)	(72)%	$3,615	$9,791	$(6,176)	(63)%

General and administrative expenses for the three months ended September 30, 2024 decreased by $2.6 million as compared to the three months ended September 30, 2023, primarily due to a $2.4 million decrease in consulting and employee-related expenses due our reduced headcount, and a $0.1 million decrease in facility cost due to the reduction in depreciation expenses and rent as a direct result of the lease termination in the prior period.

General and administrative expenses for the nine months ended September 30, 2024 decreased by $6.2 million as compared to the nine months ended September 30, 2023, primarily due to a $3.2 million decrease in employee-related expenses due our reduced headcount, a $2.5 million decrease in consulting expenses and a $0.4 million decrease in facility cost due to the reduction in deprecation expenses and rent as a direct result of the lease termination in the prior period.

Other Income (Expense)

Other income (expense) during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
($ in thousands)
Interest expense	$—	$—	$—	-	$—	$(1,921)	$1,921	(100)%
Other income, net	$23	$188	(165)	(88)%	120	942	(822)	(87)%
Total	$23	$188	$(165)	(88)%	$120	$(979)	$1,099	(112)%

Other income (expense), net, for the three months ended September 30, 2024 decreased by $0.2 million as compared to the three months ended September 30, 2023.

Other income (expense), net, for the nine months ended September 30, 2024 increased by $1.1 million as compared to the nine months ended September 30, 2023, primarily due to no interest expense associated with our former amended Loan and Security Agreement (as defined below).

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our equity securities, term debt and collaborations. Through December 31, 2023, we have received an aggregate of $729.2 million from issuances of equity. We have had no financing activity for the nine months ended September 30, 2024.

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

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
($ in thousands)
Net cash used in:
Operating activities	$(4,379)	$(22,757)
Investing activities	—	(157)
Financing activities	—	(18,138)
Net decrease in cash and cash equivalents	$(4,379)	$(41,052)

Net cash used in operating activities for the nine months ended September 30, 2024 was $4.4 million, as compared to net cash used in operating activities of $22.8 million for the nine months ended September 30, 2023. The decrease in net cash used in operation activities was primarily related to changes in our net loss.

The net cash used in operating activities for the nine months ended September 30, 2024 was primarily due to our net loss of $3.9 million, adjusted for $0.4 million of non-cash items such as depreciation and stock-based compensation and a $0.9 million decrease in accrued expenses, a decrease in accounts payable of $0.2 million, a decrease to prepaid expenses and other current assets and accounts receivables of $0.3 million.

Net cash used in investing activities was $0 for the nine months ended September 30, 2024, compared to $0.2 million for the nine months ended September 30, 2023. The decrease is related to no investing activities during the current period as compared to the prior period.

Net cash used in financing activities for the nine months ended September 30, 2024 was $0, compared to $18.1 million for the nine months ended September 30, 2023. The decrease was primarily related to the repayment of long-term debt in 2023 that did not recur in 2024.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of September 30, 2024, our accumulated deficit was approximately $919.7 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

As of September 30, 2024, we had approximately $1.7 million of cash and cash equivalents. In light of our announced strategic reprioritization and concurrent exploration of strategic alternatives, including our decision to halt work on our TCR-T Library Phase 1/2 Trial, our development programs and reducing our workforce, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. In order to continue our operations beyond our forecasted runway, including if necessary to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Working capital as of September 30, 2024 was $2.8 million, consisting of $3.6 million in current assets and $0.8 million in current liabilities. Working capital as of December 31, 2023 was $6.3 million, consisting of $8.3 million in current assets and $2.0 million in current liabilities.

Royalty and License Fees

On May 28, 2019, we entered into a patent license agreement, or the Patent License, with the NCI. The terms of the Patent License required us to pay the NCI minimum annual royalties in the amount of $0.3 million, which would be reduced to $0.1 million once the aggregate minimum annual royalties paid by us equaled $1.5 million. For the three and nine months ended September 30, 2024, we did not recognize royalty payments under the Patent License, and for the three and nine months ended September 30, 2023, we recognized $0.0 and $0.3 million related to royalty payments under the Patent License. As of September 30, 2024, we paid a total of $0.8 million in minimum annual royalty payments under the Patent License. On October 27, 2023, we provided notice of termination of the Patent License with the NCI, effective December 26, 2023.

On October 5, 2018, we entered into the License Agreement with PGEN Therapeutics, Inc., or PGEN, a wholly owned subsidiary of Precigen. Except where the context otherwise requires, we refer to PGEN and Precigen together as Precigen.

Pursuant to the A&R License Agreement, annual license payments due to Precigen are $75 thousand. Payment of the licensing fee is scheduled annually, in the second quarter after the first payment in October 2023; therefore, in accordance with the terms of the agreement, no amounts were paid during the three and nine months ended September 30, 2024 or 2023. On October 4, 2024, the Company provided written notice to Precigen to terminate the A&R License Agreement.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended September 30, 2024 and 2023, the Company did not earn collaboration revenue and did not earn royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the nine months ended September 30, 2024 and 2023, we recorded revenue of $6 thousand and $4 thousand under the License and Collaboration Agreement, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe there is value in our hunTR® TCR discovery platform. However, the platform is experimental. There can be no assurances that we can succeed in improving the platform’s appeal and increasing its value. The value of our hunTR platform may be affected by our termination of the A&R License Agreement with Precigen which returned our rights to the Sleeping Beauty technology on which the platform was designed. We may be unable to successfully monetize the platform or any TCRs we discovered, either through partnerships or out-licensing.

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

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or whether any transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving the Company may place minimal or no value on our assets or our public listing. Further, for our small molecule oral obesity program or should we resume the development of our product candidates of our TCR-T program, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving the Company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2024, we had a net loss of $3.9 million, and, as of September 30, 2024, our accumulated deficit since inception in 2003 was $919.7 million. Although we are in the process of implementing a restructuring plan, or the Plan, whereby we are winding down our TCR-T Library Phase 1/2 Trial, other development programs and implemented a reduction in force, in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. In connection with our strategic reprioritization, we unilaterally terminated the CRADA in August 2023 and the Patent License in October 2023.

As of September 30, 2024, we had approximately $1.7 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the third quarter of 2024. We have not set a timetable for completion of the strategic review process and the timing of consummating a strategic transaction, if any, is not entirely within our control. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

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

If we receive another delisting notice in respect of the Minimum Bid Price Rule during the monitor period, then we will have to convene a special shareholder meeting to obtain approval for another reverse stock split. There is no guarantee that the Panel will grant us an exception to convene such a meeting. There is no guarantee that the shareholders would approve another reserve stock split.

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
•
not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors, such as those developing T-cell therapies; and
•
as we have terminated the Patent License and the A&R License Agreement or subsequently acquire substantially similar rights, our inability to use the technology previously licensed to us pursuant to the Patent License and the A&R License Agreement.

For our small molecule oral obesity program or should we resume our clinical programs of our TCR-T program, we cannot assure you that we will be able to successfully address these challenges, which could prevent us from achieving our research, development and commercialization goals. In addition, these challenges may diminish the value of our assets in the execution of any strategic alternative.

*For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, we may need to recruit, hire and retain qualified personnel.

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

For our small molecule oral obesity program or should we, in the future, resume development of our product candidates of our TCR-T program, we may not be able to attract or retain qualified management and commercial, scientific, manufacturing and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

*The termination of our licenses and research and development agreement with the National Cancer Institute and Precigen could significantly limit our ability to resume our clinical trial or begin new ones focused on TCR-T.

We have terminated our TCR license with the National Cancer Institute and our Sleeping Beauty license with Precigen. This will affect our ability to quickly resume TCR-T-based clinical trials as we will need to renegotiate this license or obtain approval from FDA to use TCRs that we validate internally. We may not obtain such approval or be able to validate TCRs internally quickly or at all, significantly hindering our ability to resume our clinical trial.

*The termination of our license with Precigen or our research and development agreements with MD Anderson could result in the loss of significant rights and could significantly harm our ability to develop and commercialize our product candidates.

Our TCR-T clinical programs, if resumed, depend on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson and Precigen, as well as the contributions by MD Anderson under our research and development agreements. The termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to develop or monetize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson, on acceptable terms, we may be unable to successfully monetize the affected potential products. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice, which is now terminated. On October 4, 2024, we terminated the A&R License Agreement with Precigen. If we are unable to reacquire the rights from the NCI or Precigen that we previously had under the Patent License or the A&R License Agreement, on terms acceptable to us or at all, our clinical development programs will be negatively impacted. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to monetize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, we may not be able to commercialize them, generate significant revenues, or attain profitability.

To date, none of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for, and commercialize potential product candidates is long, complex and costly. For our small molecule oral obesity program or should we resume clinical development of our TCR-T program, unless and until we receive approval from the FDA and/or other foreign regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Even if we should in the future resume development of our product candidates of our TCR-T program or for our small molecule oral obesity program and obtain regulatory approval for one or more of our product candidates, if we are unable to successfully commercialize our products, we may not be able to generate sufficient revenues to achieve or maintain profitability or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

*Our small molecule obesity drug program is very early stage and may not provide an alternative to the terminated TCR-T program in order to enable the Company to continue operations.

On October 10, 2024, we announced that we are continuing to develop a small molecule oral obesity program. We have engaged a contract development and manufacturing organization (CMDO) to manufacture the active pharmaceutical ingredients, or API, for our small molecular candidates. We anticipate initiating in vitro testing of our candidates in the fourth quarter of 204 and, if successful, we plan to conduct an in vivo efficacy study in the first half of 2025, with plans to initiate nonclinical and IND-enabling activities in 2025. Our obesity program development relies on contracting with vendors, who may be untimely or even unsuccessful in completing the tasks for which we have engaged them. Reliance on third party vendors gives us less control over timing, quality and quality control. The manufactured active ingredient may not be manufactured correctly or at a sufficient purity for our in vitro or in vivo studies. Manufacturing of the material may also be delayed for reasons outside our control. These studies are also dependent on specific data readouts as well as our ability to raise additional capital or obtain a joint venture partner in connection with the development of these assets which we may not be able to secure or finalize in the time(s) needed or at all. Even if sufficient quality and quality of API is manufactured, our in vitro or in vivo studies may be unsuccessful.

Our operating history makes it difficult to evaluate our business and prospects.

We have not previously completed any pivotal clinical trials, submitted a BLA or demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. Our small molecule oral obesity program or if we resume development of our product candidates of our TCR-T program, successful commercialization of any product candidates will require us to perform a variety of functions, including:

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

For our small molecule oral obesity program, we rely and, should we in the future resume development of our product candidates of our TCR-T program, we will rely, significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cybersecurity incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could significantly harm our ability to operate our business effectively and adversely affect our business and reputation.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Although we have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, we cannot guarantee that those measures will be successful in preventing any such security incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Such legal claims or proceedings, liability or government enforcement actions may make it more difficult to consummate opportunities presented to us during our search for a strategic alternative. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to resume research, development and commercialization activities of our TCR-T program or for our small molecule oral obesity program, process and prepare Company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. If the technology supporting our hunTR discovery engine were to experience a cyber-incident resulting in the disclosure or theft of our proprietary screening software or library of TCRs, its value may decrease and our business, or ability to consummate a strategic transaction, may be materially and negatively impacted. While we are not aware of any such material system failure, accident or security breach to date, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our search for a strategic alternative negatively impacted.

RISKS RELATED TO THE CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise materially and adversely affected.

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

For our small molecule oral obesity program or should we resume clinical development of our TCR-T program, our clinical trials would compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition could reduce the number and types of patients available to us because some of our potential patients may instead opt to enroll in a clinical trial being conducted by one of our competitors. In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we would expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use for our small molecule oral obesity program or if we resume development of our product candidates of our TCR-T program, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because our product candidates address patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial, which would require additional patient enrollment.

Delays in completing patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these clinical trials and adversely affect our ability to advance the development of our product candidates.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates, for our small molecule oral obesity program or should we resume development of our TCR-T program.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates for our small molecule oral obesity program or should we resume clinical development of our TCR-T program, which would significantly harm our business, financial condition, results of operations, cash flows and prospects. In addition, even if we obtain regulatory approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request and may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS.

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

We have halted development of our TCRT-T product candidates very early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming. We cannot be certain if or when we will be able to submit a BLA to the FDA and the delay, or any failure, in completing clinical trials for our product candidates could significantly harm our business.

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

As with many pharmaceutical and biological products, treatment with our product candidates of our TCR-T program if resumed, or for our small molecule oral obesity program, may produce undesirable side effects or adverse reactions or events, including potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates, for our small molecule oral obesity program or should we resume our TCR-T program. The FDA or foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. If a serious adverse event were to occur in a trial, the FDA may place a hold on the clinical trial.

The product-related side effects could affect patient recruitment or the ability of enrolled patients to resume and complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the institutions that collaborate with us, as toxicities resulting from our novel technologies may not be normally encountered in the general patient population and by medical personnel. For our small molecule oral obesity program should we resume product development our TCR-T program or begin commercialization of either program, we expect to have to train medical personnel using our product candidates to understand their side effect profiles. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death. Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our product candidates, a number of potentially significant negative consequences could result, including:

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

Manufacturing our product candidates required many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We have depended on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates, including DNA plasmids, which we used as the vector to insert our TCRs into human T cells. Should we resume TCR-T product manufacturing, some or all of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs, should we resume TCR-T manufacturing. We also do not have supply contracts with some of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience significant delays in receiving key materials and equipment to support clinical or commercial manufacturing, should we resume those activities.

For some of these reagents, equipment, infrastructure, and materials, we may rely on sole source vendors or a limited number of vendors. An inability to source product from any of these suppliers, or source product on commercially reasonable terms, which could be due to, among other things, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, supply chain issues or quality issues, could materially and adversely affect our ability to satisfy demand for our TCR-T product candidates, which could adversely and materially affect our ability to conduct clinical trials, should we resume them, which could significantly harm our business.

In addition, some of the reagents and products used by us may be stored at a single vendor. The loss of materials located at a single vendor, or the failure of such a vendor to manufacture clinical product in accordance with our specifications, would impact our ability to conduct clinical trials and continue the development of our TCR-T products, should we resume it. Further, manufacturing replacement material may be expensive and require a significant amount of time, which may further impact our clinical programs.

If we resume developing and scaling our TCR-T manufacturing process, we expect that we will need to obtain additional rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to maintain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical trials, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.

We have limited experience producing and supplying our product candidates. We may be unable to consistently manufacture our product candidates to the necessary specifications or in quantities necessary to treat patients in clinical trials, for our small molecule oral obesity program or should we resume the activities for our TCR-T program.

We have limited experience in biopharmaceutical manufacturing. In 2021, we began manufacturing our TCR-T product candidates at our in-house current good manufacturing practices, or cGMP, manufacturing facility at our leased headquarters in Houston, Texas. In connection with our exploration of strategic alternatives, we have halted manufacturing of our TCR-T product candidates and eliminated positions relating to the same. Accordingly, should we elect to in the future, our ability to resume manufacturing our TCR-T product candidates will depend on our hiring and retaining personnel with the appropriate background and training to manufacture our TCR-T product candidates or our obesity APIs on a daily basis. Should we be unable to hire or retain these individuals, we may need to train additional personnel to fill the needed roles or engage with external contractors. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.

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

The manufacture of our TCR-T product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. It is possible that stability or other issues relating to the manufacture of our product candidates could occur in the future. Before we halted clinical development, we had amended our clinical trial IND to use cryopreservation-based storage of clinical products. This process is new, and should we resume clinical development and in-house manufacturing, we may experience manufacturing failures or difficulties producing sufficient quantities of our clinical products as a result of this change.

Our TCR-T product candidates have been manufactured on a patient-by-patient basis. Delays in manufacturing could adversely impact the treatment of each patient and may discourage participation in clinical trials should clinical development be resumed. We have not manufactured our TCR-T clinical trial product candidates on a large scale and may not be able to achieve large scale clinical trial or commercial manufacturing and processing on our own to satisfy expected clinical trial or commercial demands for any of our product candidates, should development resume in the future. The manufacturing processes employed by us may not result in product candidates that will be safe and effective. If we are unable to manufacture sufficient number of TCR-T cells for our product candidates, development efforts would be delayed, which would adversely affect our business and prospects.

Manufacturing operations are subject to review and oversight by the FDA. For our small molecule oral obesity program or if we resume TCR-T manufacturing operations, we will be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations. Our license to manufacture product candidates is subject to continued regulatory review.

We do not yet have sufficient information to reliably estimate the cost of commercial manufacturing and processing of our product candidates. The actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

We also may fail to manage the logistics of collecting and shipping patient material to our manufacturing site and shipping the product candidate back to the patient. Logistical and shipment delays and problems, whether or not caused by us or our vendors, could prevent or delay the delivery of product candidates to patients, should we resume the TCR-T trial.

We may have difficulty validating our manufacturing process as we manufacture our product candidates from an increasingly diverse patient population for our clinical trials, should we resume these activities for our TCR-T program.

During our development of the manufacturing process, our TCR-T cell product candidates have demonstrated consistency from lot to lot and from donor to donor. However, our sample size is small, and the starting material used during our preclinical development work came from healthy donors. If our development work is continued, we may encounter unforeseen difficulties due to starting with material from donors who are not healthy, including challenges inherent in harvesting white blood cells from unhealthy patients.

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

The gene transfer vectors from our Sleeping Beauty system used to manufacture our TCR-T product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

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

For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

RISKS RELATED TO OUR ABILITY TO COMMERCIALIZE OUR PRODUCT CANDIDATES

For our small molecule oral obesity program or should we resume development of our product candidates of our TCR-T program, our inability to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate would cause our business to suffer significantly.

For our small molecule oral obesity program or if we resume clinical development, we may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate, and will require substantial resources for research, development and testing. We cannot predict whether our research, development, and clinical approaches will result in products that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the approval process and may require us to conduct additional preclinical studies and clinical trials or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•
Delay commercialization of, and our ability to derive product revenues from, our product candidates;

•
Impose costly procedures on us; and
•
Diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our BLAs. We cannot be sure that we will ever obtain regulatory approval for any of our product candidates even if we should resume development in the future of our small molecule oral obesity program or our TCR-T program. Failure to obtain FDA approval for our product candidates will severely undermine our business by leaving us without a marketable product, and therefore without any potential revenue source, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate or that we will obtain FDA approval if we are able to do so.

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

In addition, in many foreign countries, particularly the countries of the European Union, or EU, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

The market opportunities for our TCR-T product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

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

Our TCR-T immuno-oncology product candidates may face competition in the future from biosimilars and/or new technologies.

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

To date, we have exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies from MD Anderson. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation, filing, and prosecution of such patent applications unless the parties agree that we or Precigen instead may control such activities. Although under the License Agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or implemented. Under the Patent License with the NCI for certain TCRs, the NCI was responsible for the preparation, filing, prosecution, and maintenance of patent applications and patents licensed to us. Although under the Patent License, the NCI was required to consult with us in the preparation, filing, prosecution, and maintenance of all its patent applications and patents licensed to us, we could not guarantee that our comments will be solicited or implemented. On October 27, 2023, we provided the NCI the requisite notice of our intent to terminate the Patent License, effective 60 days from such notice. We no longer have any rights to the technology licensed pursuant to the Patent License. Under our A&R License Agreement, Precigen had the right, but not the obligation, to prepare, file, prosecute, and maintain the patents and patent applications licensed to us and bore all related costs incurred by it in regard to those actions. Precigen was required to consult with us and keep us reasonably informed of the status of the patents and patent applications licensed to us, and to confer with us prior to submitting any related filings and correspondence. Although under the A&R License Agreement Precigen agreed to consider in good faith and consult with us regarding any comments we may have regarding these patents and patent applications, we could not guarantee that our comments will be solicited or followed. On October 4, 2024, we terminated the A&R License Agreement with Precigen. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we will file additional patent applications both in the United States and in other jurisdictions. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ patent portfolio:

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

For our small molecule oral obesity program, should we resume development in the future of our TCR-T program, our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our products or use of our products do not infringe or will not be asserted to infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications, or that as-yet unpublished third-party patent applications will later result in the grant of patents relevant to our business. Another possibility is for a third-party patent or patent application to first contain claims not relevant to our business but then to be reissued or amended in such a way that it does become relevant.

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

The patent landscape in the field of immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties directed to compositions, methods of use and methods of manufacture of immuno-oncology products. In addition, there may be patents and patent applications in the field of which we are not aware. The technology we currently license from MD Anderson is early-stage technology, and we were in the process of designing and developing products using this technology. Although we will seek to avoid pursuing the development of products that may infringe any third-party patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and obesity treatments and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims have merit.

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
•
Preclinical studies or clinical trial results for our small molecule oral obesity program or should we resume clinical development of our TCR-T program;
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

As of September 30, 2024, we had warrants for 26,555 shares of our common stock outstanding at a weighted average exercise price of $28.50 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stocks, and performance awards under our 2020 Equity Incentive Plan. As of September 30, 2024, under the 2020 Equity Incentive Plan and the 2012 Equity Incentive Plan, 33,237 shares were issuable upon the exercise of outstanding options at a weighted average exercise price of $153.79 per share.

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may significantly harm the market price of our common stock.

As of September 30, 2024, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 16.69% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104+	Cover Page Interactive Data File—the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+	Filed herewith.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: November 14, 2024

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: November 14, 2024