Form 10-K
period 2024-12-31
Alaunos Therapeutics, Inc.
filed 2025-03-31
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-33038

Alaunos Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1475642
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2617 Bissonnet Street, Suite 233 Houston, TX	77005
(Address of Principal Executive Offices)	(Zip Code)

(346) 355-4099

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCRT	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $10,801,553 June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 1,543,079 shares of common stock held by non-affiliates and a closing price of $7.00 as reported on the Nasdaq Capital Market on June 30, 2024. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2025, there were 1,601,252 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Alaunos Therapeutics, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•
our plans relating to conducting future in vitro testing, in vivo efficacy studies, and non-clinical and investigational new drug or IND-enabling activities;
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
•
Since we effectuated a reverse stock split within the past year, should the trading price of our common stock fall again below the Minimum Bid Price requirement, we may be issued a delisting decision.
•
We have identified a material weakness and failed to maintain an effective internal control environment, which may result in material misstatements of our financial statements or have a material adverse effect on our business or stock price.
•
For our small molecule oral obesity program or should we resume development of our TCR-T product candidates, we may not be able to commercialize them, generate significant revenues, or attain profitability.
•
Our small molecule obesity program is early stage and may encounter issues with manufacturing of the active pharmaceutical ingredient(s) or with the in vitro or in vivo studies that could preclude clinical trials or be costly to address with respect to time or money.
•
For our small molecule oral obesity program or should we resume development of our TCR-T product candidates, any candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to significant penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•
For our small molecule oral obesity program, or should we resume development of our TCR-T product candidates, if we fail to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer materially.
•
The termination of our TCR-T related licenses and research and development agreements could limit our ability to resume our TCR-T clinical trial or begin new clinical trials.
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
•
The gene transfer vectors from the Sleeping Beauty system used to manufacture our TCR-T product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.
•
If we are unable either to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize our product candidates successfully.
•
If physicians and patients do not accept and use our product candidates, once approved, or if we do not obtain coverage and adequate reimbursement from payors, our ability to generate revenue from sales of our products will be materially and adversely impaired.
•
Our small molecule and immuno-oncology product candidates may face competition in the future from generics or biosimilars and/or new technologies and our pending patent applications may not be granted, further limiting our ability to compete with other companies.

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
•
We have and will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cybersecurity incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and materially and adversely affect our business and reputation.
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

PART I

Item 1. Business

Overview

We are a preclinical stage obesity and metabolic health drug development company that is aiming to develop a small molecule-based drug to treat obesity and other metabolic disorders that have a differentiated profile relative to currently marketed and in development oral and injectable products. We believe ALN1001 and related small molecule product candidates are distinct in that they do not rely on hormonal manipulation, which is common with many obesity treatments. We aim to develop an oral obesity compound that addresses many of the shortcomings of injectable GLP-1 receptor agonists including preserving lean muscle mass. We engaged a contract development and manufacturing organization or CMDO to manufacture active pharmaceutical ingredients for our small molecule product candidates and initiated in vitro testing of our candidates in the fourth quarter 2024.

The ongoing in vitro study aims to evaluate the impact of ALN1001 and its derivatives on lipid deposition and gene expression. This study evaluates if genes related to thermogenic activity, lipid metabolism, and energy regulation are activated or deactivated by treatment, to determine if these compounds positively affect fat and energy metabolism. The results of this study, which are expected early second quarter of 2025, will provide critical insights into the development strategy for ALN1001 and its derivatives for obesity, metabolic disorders, and inflammation. Drug development candidates most effective in increasing metabolic activity and reducing fat accumulation may be advanced to evaluation of the compounds in rodent models of obesity.

As is standard in the industry, if the aforementioned in vitro study is successful, we plan to conduct a proof-of-concept diet-induced obesity or DIO mouse study to validate our mechanism of action by the third quarter of 2025 before proceeding to Investigational New Drug or IND Application enabling studies. Our ability to execute on this plan is dependent on study results and our ability to raise additional capital or partner these assets with other companies or research institutions.

Obesity Market

Obesity remains one of the most pressing public health challenges globally, with rates continuing to rise across many regions, particularly in the United States, Europe, and parts of Asia. It is closely linked to a range of comorbid conditions, including type 2 diabetes, cardiovascular diseases, and certain cancers, which exacerbates the overall healthcare burden. The obesity market is seeing increased attention, driven by growing awareness, better treatment options, and emerging scientific breakthroughs.

The global obesity market is experiencing rapid growth. Globally, the market size for branded obesity drugs was $6 billion in 2023 and is estimated that it will reach $105.0 billion by 2030. This growth is fueled by the rising obesity prevalence, evolving patient demographics, and increasing demand for effective weight-management solutions. The shift toward more personalized treatments and the need for long-term weight management are key drivers of this growth.

The current treatment landscape for obesity consists of a combination of lifestyle interventions, pharmaceuticals, and surgical options. Lifestyle interventions—dietary changes and physical activity—are the first-line treatment for most individuals, but many struggle to achieve and maintain significant weight loss through these methods alone.

Traditional weight-loss medications (e.g., OrlistatTM) are still used, though their side effects and modest results have limited their appeal. Newer drugs, like GLP-1 receptor agonists (e.g., OzempicTM, WegovyTM), are quickly becoming the gold standard in the market. These drugs, which mimic the action of gut hormones to promote satiety and reduce appetite, have shown remarkable efficacy in clinical trials and are significantly improving patient outcomes.

The success of GLP-1s has led to a surge in interest from both pharmaceutical companies and patients. However, issues such as high cost, insurance reimbursement, and potential long-term side effects remain areas of concern.

The future of the obesity market is promising, with new therapies, enhanced patient targeting, and continued scientific breakthroughs on the horizon. As the global obesity epidemic continues to grow, demand for more effective and affordable treatments will likely continue to rise. However, success will depend on overcoming challenges related to cost, access, and patient adherence. Advancements in personalized medicine, non-invasive treatments, and innovative drug mechanisms will shape the next phase of the obesity treatment landscape.

The obesity market today is vibrant and expanding, but still in need of accessible, scalable, and sustainable solutions to effectively manage this complex and widespread health issue.

Cell Therapy

We were historically involved in developing adoptive T-cell receptor, or TCR, engineered T-cell therapies, or TCR-T, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. We leveraged our cancer hotspot mutation TCR library and our proprietary, non-viral Sleeping Beauty gene transfer platform to design and manufacture patient-specific cell therapies that target neoantigens arising from common tumor-related mutations in key oncogenic genes, including KRAS, TP53 and EGFR. In collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson, we were enrolling and treating patients for a Phase 1/2 clinical trial evaluating 12 TCRs reactive to mutated KRAS, TP53 and EGFR from our TCR library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we refer to as our TCR-T Library Phase 1/2 Trial. More information regarding our TCR-T clinical trial, strategy and approved is detailed on our 2023 Form 10-K.

Despite the encouraging TCR-T Library Phase 1/2 Trial data, based on the substantial cost to continue development and the current financing environment, we announced in August 2023 that we would not pursue any further development of our TCR-T clinical programs. On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. We are currently working to close the TCR-T clinical trial internally and externally with the Federal Drug Administration or FDA.

The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions.

Preclinical and Clinical Development

Preclinical Development of our Obesity Product Candidates

We aim to develop an oral obesity compound that addresses many of the shortcomings of injectable GLP-1 receptor agonists including preserving lean muscle mass. The ongoing in vitro study aims to evaluate the impact of ALN1001 and its derivatives on lipid deposition and gene expression. This study evaluates if genes related to thermogenic activity, lipid metabolism, and energy regulation are activated or deactivated by treatment, to determine if these compounds positively affect fat and energy metabolism. The results of this study, which are expected early second quarter of 2025, will provide critical insights into the development strategy for ALN1001 and its derivatives for obesity, metabolic disorders, and inflammation. Drug development candidates most effective in increasing metabolic activity and reducing fat accumulation may be advanced to evaluation of the compounds in rodent models of obesity.

As is standard in the industry, if the aforementioned in vitro study is successful, we plan to conduct a proof-of-concept diet-induced obesity or DIO mouse study to validate our mechanism of action by the third quarter of 2025 before proceeding to Investigational New Drug or IND Application enabling studies. Our ability to execute on this plan is dependent on study results and our ability to raise additional capital or partner these assets with other companies or research institutions.

Manufacturing of our Obesity Product Candidates

We currently outsource the manufacturing of our active pharmaceutical ingredient or API to a third party vendor with extensive experience in manufacturing small molecule drug products.

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

Alaunos Patents & Patent Applications

As of December 31, 2024, we have six families of pending patent applications that cover our TCR-T library, products and processes. We do not currently own any granted patents.

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

License Agreements

License Agreement and 2015 Research and Development Agreement-The University of Texas MD Anderson Cancer Center

On January 13, 2015, we and Precigen (later assigned to PGEN) entered into the MD Anderson License, granting us an exclusive global license to technologies from MD Anderson, primarily related to CAR T-cell therapies, non-viral gene transfer, genetic modification of immune cells, NK cells, and TCRs, developed by Laurence Cooper, M.D., Ph.D., our CEO from May 2015 to February 2021.

On August 17, 2015, we, Precigen, and MD Anderson executed the 2015 R&D Agreement, establishing the scope and terms for transferring existing and future research programs and technologies. Precigen's rights were later assigned to us effective October 5, 2018. A joint steering committee, including two members from our company and one from MD Anderson, oversees activities under this agreement.

Under the MD Anderson License, we funded R&D activities for three years at $15-20 million annually. Amendments to the 2015 R&D Agreement extended its term first to April 15, 2021, then to December 31, 2026, and allowed existing funds to support costs under the 2019 R&D Agreement, initiated on October 22, 2019, focusing on the TCR program.

The MD Anderson License term ends upon the later of the expiration of all licensed patents or the twentieth anniversary of the agreement. Post-expiration, we retain a perpetual, royalty-free, sublicensable license. MD Anderson may convert the license to non-exclusive after ten years if we fail commercial diligence, or terminate specific technologies after five years if diligence requirements tied to funding or third-party contracts aren't met, subject to specified cure periods. MD Anderson can terminate upon uncured material breach or certain insolvency events and through mutual agreement

2019 Research and Development Agreement-The University of Texas MD Anderson Cancer Center

Under the 2019 R&D Agreement, we were to, along with MD Anderson, among other things, collaborate on programs to expand our TCR library and conduct clinical trials of the same. The activities under the 2019 R&D Agreement are directed by a joint steering committee comprised of two members from the Company and one member from MD Anderson.

The Company will own all inventions and intellectual property developed under the 2019 R&D Agreement and the Company will retain all rights to all intellectual property, patentable or not, for oncology products manufactured using non-viral gene transfer technologies under the 2019 R&D Agreement, including the Sleeping Beauty technology. We granted MD Anderson an exclusive license for such intellectual property to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies and any products outside the field of oncology and a non-exclusive license for allogenic TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, we agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, we will pay MD Anderson royalties on net sales of its TCR products, if any. We are required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to our TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of our TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. We also agreed to sell our TCR products to MD Anderson at preferential prices and will sell our TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of our TCR products.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, we issued MD Anderson a warrant to purchase 22,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.15 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of December 31, 2024, the milestones have not been met.

Governmental Regulation and Product Approval

Government authorities in the United States (at the federal, state and local level) and in other countries and jurisdictions extensively regulate, among other things, the research, development, preclinical and clinical testing, manufacturing, quality control, labeling, packaging, storage, record-keeping, promotion, advertising, sale, distribution, post-approval monitoring and reporting, marketing and export and import of pharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. The process for obtaining regulatory marketing approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and similar public notice of alleged non-compliance with laws, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical product may be approved for marketing in the United States generally involves the following:

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
•
preparation and submission to the FDA of an NDA or biologics license application or BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
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
•
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the NDA or BLA;
•
payment of user fees for FDA review of the NDA or BLA; and
•
FDA acceptance, review and approval, or licensure, of the NDA or BLA, which might include review by an advisory committee, a panel typically consisting of independent clinicians and other experts who provide recommendations as to whether the application should be approved and under what conditions.

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

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed legislation that would repeal the ACA in total, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, President Biden had issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA, though this and similar Biden-era policies are currently being revisited by the current Trump administration. There had been a number of health reform initiatives by the Biden administration that have impacted the ACA, including adoption of the Inflation Reduction Act, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future, particularly in light of the Trump administration's interest in reducing federal expenditures to include those under federal healthcare programs.. It is unclear how any such challenges and the cost reduction measures of the Trump administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013. This 2% reduction was temporarily suspended during the COVID-19 pandemic, but has since been reinstated and, unless Congress and/or the Executive Branch take additional action will extend to 2032. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. In November 2019, CMS issued a final rule finalizing the changes to the Medicare Quality Payment Program.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. On November 30, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers; the implementation of these provisions has also been delayed by the IRA until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, which was set at 100% of a drug’s average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws.

Failure to comply with the Bribery Act, the FCPA and other anti-corruption laws and trade control laws could subject us to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses.

Competition

We aim to develop an oral obesity compound that addresses many of the shortcomings of injectable GLP-1 receptor agonists including preserving lean muscle mass. The goal of this program is to develop a drug with a differentiated profile relative to currently marketed and in development oral and injectable products. We believe our small molecule product candidates are distinct in that they do not rely on hormonal manipulation, which is common with many other obesity treatments. These treatments are currently being developed or marketed by many pharmaceutical or biotech companies at various stages. While our small molecule product candidates are different from these competitors' product offerings, our goals are the same, to treat obesity, and therefore, we are competitors in the same market. These competitors include 35 Pharma, Aardvark Tx, Altimmune, Amgen, Amplifier, Aphaia Pharma, Ascletis, AstraZeneca, Astrizi, BioAge Labs, Biomea Fusion, Biomed Industries, Boehringer Ingelheim, Clearmind, Corbus Pharma, Corxel, Currax Pharma, Eli Lilly, Empros Pharma, EndevicaBio, Entera/Opko, Epitomee, ERX Pharma, Gan & Lee Pharmaceuticals, Gilead, Glaceum, Glyscend, Halia Therapeutics, Hansoh Pharmaceutical, Huadong Medicine, Kailera/Hengrui, Kallyope, Lexicon, Merck, Metsera, Mindrank AI, Neurogastrx, NodThera, Novo Nordisk, OrsoBio, Pelagos, Pep2Tango Therapeutics, Pfizer, ProGen/Rani Therapeutics, Regeneron, Regor, Response Pharmaceuticals, Roche, Scilex, Scohia Pharma, Shionogi, Structure Tx, Syntis Bio, Terns Pharma, Verdiva Bio/Sciwind, Verge Genomics, Veru, and Viking Therapeutics.

We also believe our novel hunTR discovery engine demonstrated the ability to identify proprietary TCRs, allowing us to further expand and advance our pipeline with multiple solid tumor programs under development. In addition, our non-viral transposon method of expressing TCRs, Sleeping Beauty, was less complex relative to many of our competitors’ viral approaches. Finally, our TCR-T Phase 1/2 Library Trial was designed to allow us to treat patients quickly and efficiently in many different indications with a tumor mutation and HLA matching one or more of the several TCRs in our library, which we believe gives us a distinct competitive advantage. However, the development and commercialization for new products to treat cancer, including the indications we pursued, is highly competitive and considerable competition exists from major pharmaceutical, biotechnology and specialty cancer companies. Many of these companies have more experience in preclinical and clinical development, manufacturing, regulatory, and global commercialization. These competitors include 2Seventy Bio, Achilles Therapeutics, Adaptimmune Therapeutics, Affini-T Therapeutics, Annoca, ArsenalBio, BioNTech, Bristol-Myers Squibb, Immatics, Iovance Biotherapeutics, Kite (a Gilead company), Lion TCR, Lyell Immunopharma, Medigene, Nurix Therapeutics, Neogene Therapeutics (a member of the AstraZeneca group), NexImmune, PACT Pharma, Precigen, Tactiva Therapeutics, Takara Bio, TCR2 Therapeutics, T-Cure BioScience, T-knife Therapeutics, Triumvira Immunologics, TScan Therapeutics, Turnstone Biologics, Zelluna Immunotherapy and others.

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

Employees and Human Capital Resources

As of March 1, 2025, we had 1 full-time employee who is engaged in administration and no part-time employees. Our employee is not subject to a collective bargaining agreement. In addition, we have engaged various consultants with our material consulting agreement being described below.

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

We continue to have in place several material consulting agreements to ensure business continuity.

The Boyle Consulting Agreement

On January 1, 2024, we also entered into a consulting agreement (the “Boyle Consulting Agreement”) with Mr. Kevin S. Boyle, Sr. our former Chief Executive Officer and Director, pursuant to which he provided strategic and advisory services to us. The Boyle Consulting Agreement had a six months term. The Boyle Consulting Agreement provided for compensation at a fixed rate of $15,000 per month and reimbursement for any usual and customary expenses incurred by Mr. Boyle in connection with performing services pursuant to the Boyle Consulting Agreement.

The Lackey Consulting Agreement

Ms. Lackey, our former Senior Vice President, Legal & Administration, continues to be engaged by us under her consulting agreement , effective November 16, 2023, (the “Lackey Consulting Agreement”) pursuant to which Ms. Lackey continues to provide legal and administrative services to us. The Lackey Consulting Agreement will continue indefinitely until terminated by the Company or Ms. Lackey upon 30 days prior written notice. The Lackey Consulting Agreement provides for compensation at a fixed rate of $400 per hour and reimbursement by the Company for any usual and customary expenses incurred by Ms. Lackey in connection with performing services pursuant to the Lackey Consulting Agreement.

Mr. Groenewald's Engagement

On February 22, 2024, the Company and Ferdinand Groenewald entered into a consulting agreement (the “Groenewald Consulting Agreement”), effective February 22, 2024, pursuant to which Mr. Groenewald will lead accounting and financial reporting activities of the Company. Mr. Groenewald will serve as the Company’s Vice President, Finance taking over from Mr. Wong our former Vice President of Finance. The Groenewald Consulting Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Groenewald Consulting Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Groenewald Consulting Agreement. In addition, the Groenewald Consulting Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.

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

Our principal executive offices are located at 2617 Bissonnet Street, Suite 233, Houston, Texas 77005, and our telephone number is (346) 355-4099.

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

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce by approximately 95% to date and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. In addition, while we are evaluating several potential in-licensing opportunities in obesity, oncology and virology, there is no assurance that any of these potential opportunities will come to fruition.

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

We also believe that the potential value of our obesity program for patients and our stockholders is high but that expectation may not be recognized by potential strategic alternative partners or by the market. We may be forced to execute a transaction that undervalues or eliminates the obesity program entirely despite our best efforts to continue work on the assets if that transaction is in the best interest of the stockholders.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2024, we had a net loss of $4.6 million, and, as of December 31, 2024, our accumulated deficit since inception in 2003 was $920.4 million. Although we are in the process of implementing a restructuring plan, or the Plan, whereby we are winding down our TCR-T Library Phase 1/2 Trial, other development programs and implemented a reduction in force, in order to reduce operating expenditures and net losses, as discussed above, there can be no assurances we will be successful at all, or in the amount we anticipate. During that process, we also internally developed an obesity program whereby we are now performing pre-clinical studies on our obesity assets.

As of December 31, 2024, we have approximately $1.1 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2025. We have not set a timetable for completion of the strategic review process and the timing of consummating a strategic transaction, if any, is not entirely within our control. We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources prior to the identification or consummation of a suitable strategic alternative, requiring the Company to raise additional capital.

We anticipate that our exploration of strategic alternatives and advancing our obesity program will make it more difficult to raise additional capital. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, creating liens, making capital expenditures or declaring dividends, which may further constrain our ability to execute on strategic alternatives.

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
•
inability to retain our employee of our company or any acquired business; and
•
possibility of future litigation.

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

Our ability to consummate a strategic transaction depends on our ability to retain our remaining employee and consultants.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employee and consultants, the loss of whose services may adversely impact our ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, on August 14, 2023, we implemented the Plan that included reducing our workforce. The reduction in force has impacted approximately 95% of our workforce to date, including key members of our management team. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employee and consultants to seek alternative opportunities. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could significantly disrupt our business.

On August 14, 2023, in connection with the evaluation of strategic alternatives and in order to extend our resources, our Board of Directors approved the Plan that included reducing our workforce, which has impacted approximately 95% of our workforce to date. In addition, the Plan included a discontinuation of our clinical development programs and further prioritization of our resources as we assess strategic alternatives. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employee and consultants. Any employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of our employee and reduced productivity among the remaining employee and certain consultants of the Company. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

RISKS RELATED TO OUR BUSINESS

*Although the monitoring period for our 2024 Delisting Determination from Nasdaq has closed, we remain at risk for delisting due to our volatile stock price and could then be subject to a new delisting notice from Nasdaq which could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may materially and adversely impact our ability to consummate certain strategic transactions.

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

On November 8, 2023, we received the Delisting Determination notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days during the Extended Compliance Period, the Staff planned to suspend trading of our common stock as of November 17, 2023, and file a Form 25-NSE with the SEC to remove our common stock from listing and registration under the Securities Exchange Act of 1934, as amended, unless we timely request an appeal of the Delisting Determination to the Panel. After complying with Nasdaq's procedural requests and attending the required hearing, on February 16, 2024, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Rule. We were then subject to a Mandatory Panel Monitor until February 16, 2025. We maintained compliance with the Minimum Bid Price Rule during the monitoring period, which ended February 16, 2025.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employee, which could harm our business and future prospects.

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

*We do not have approval by our shareholders for a third reverse stock split of our common stock to enable the Board of Directors to respond to a Panel if we fail to comply with the Minimum Bid Price Rule in the future.

While our stockholders approved a reverse stock split of the issued and outstanding shares of our common stock, our treasury stock, and a proportionate reduction in the shares of our authorized common stock, if needed in the discretion of our Board of Directors to regain compliance with the Minimum Bid Price Rule, at a ratio between the range of 1-for-5 and 1-for-15, inclusive, at any time on or before June 6, 2025, we executed this approved stock split to achieve compliance to the above-described delisting notice in July 2024. Therefore, if we receive another delisting notice before our 2025 annual stockholders meeting, we would have to convene a special shareholder meeting to obtain approval for another reverse stock split, should the Board decide to execute a reverse stock split in response to the delisting notice. There is no guarantee that the shareholders would approve another reserve stock split.

*Shareholders may not approve another reverse stock split.

Even if we are able to convene a shareholders meeting within the time required by a future delisting notice, if received, there is no guarantee that the shareholders would approve a reverse stock split. Failure to acquire shareholder approval of a reverse stock split would negatively affect our ability to regain compliance with the Minimum Bid Price Rule, which would result in our common stock being delisted from the Exchange.

Even if we do get approval and effectuate a second reverse stock split, the trading price of our common stock may not meet the Minimum Bid Price Rule

If we do effect a reverse stock split in response to a future delisting notice, if received, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future. If the market price of our common stock does not increase the price per share of our common stock above Nasdaq’s minimum bid price threshold of $1.00 per share or if the market price of our common stock does not remain above Nasdaq’s minimum bid price threshold of $1.00 per share, our common stock may still be delisted from Nasdaq. There is also no guarantee that Nasdaq would agree that implementing a reverse stock split warrants would reverse the Staff's delisting determination, regardless of the price at which our common stock would trade following the split.

*In light of our recent reverse stock splits, or if we implement another reverse stock split, liquidity of our common stock may be materially and adversely affected.

In light of our recent reverse stock splits, or if we have to effect another reverse stock split to avoid a delisting, the liquidity of the shares of our common stock may be materially and adversely affected by any such reverse stock split given the reduced number of shares of common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

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

*Since we effectuated a reverse stock split within the past year, should the trading price of our common stock fall again below the Minimum Bid Price requirement, we may be issued a delisting decision.

Under the recently amended Nasdaq reverse stock split rules, companies are limited by the number of times it can conduct a reverse stock split to regain compliance with the minimum bid price requirement. If a company’s primary equity security fails to meet the minimum bid price requirement and the company has conducted a reverse stock split in the last year, it will not be eligible for any compliance period to address the price deficiency. If a company has effectuated a reverse stock split within the past year, and its security falls out of compliance with the minimum bid price requirement, it will be issued a delisting decision rather than receive a compliance period. We last effectuated a 10:1 reverse stock split in July 2024, and therefore may be subject to immediate delisting without being granted a compliance period should the trading price of our common stock fall below the minimum bid price requirement. There can be no assurance that the market price of our common stock will remain above the minimum bid price requirements even if we conduct another reverse stock split, and there can be no assurance of a positive outcome from an appeal of any delisting determination.

*We have identified a material weakness and may identify more in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

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

Should we resume our TCR-T clinical programs, we cannot assure you that we will be able to successfully address these challenges, which could prevent us from achieving our research, development and commercialization goals. In addition, these challenges may diminish the value of our assets in the execution of any strategic alternative.

*For our obesity program or, should we resume development of our TCR-T product candidates, we will need to recruit, hire and retain qualified personnel.

Following our strategic reprioritization in August 2023, we have reduced our workforce by approximately 95% to date. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employee and consultants to seek alternative opportunities. The reductions in force included employees responsible for key aspects of our clinical and other development programs.

For our obesity program, or should we, in the future, resume development of our TCR-T product candidates, we may not be able to attract or retain qualified management and commercial, scientific, manufacturing and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

*The termination of our licenses and research and development agreement with the National Cancer Institute and Precigen could significantly limit our ability to resume our clinical trial or begin new ones focused on TCR-T.

We have terminated our TCR licenses with the National Cancer Institute and Precigen. This will affect our ability to quickly resume TCR-T-based clinical trials as we will need to renegotiate these licenses or obtain approval from FDA to use TCRs that we have validated internally. We may not obtain such approval or be able to validate TCRs internally quickly or at all, significantly hindering our ability to resume our clinical trial.

Any termination of our licenses with MD Anderson or our research and development agreements with MD Anderson could result in the loss of significant rights and could significantly harm our ability to develop and commercialize our product candidates.

Our clinical programs, if resumed, depend on patents, know-how, and proprietary technology that are licensed from others, particularly MD Anderson, as well as the contributions by MD Anderson under our research and development agreements. Any termination of these licenses or research and development agreements could result in the loss of significant rights and could harm our ability to develop or monetize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements, particularly with MD Anderson and Precigen, on acceptable terms, we may be unable to successfully monetize the affected potential products. Further, if we are unable to reacquire the rights from the NCI that we had under the Patent License prior to its termination, on terms acceptable to us or at all, our clinical development programs will be negatively impacted. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to monetize potential products under our applicable licenses could suffer. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the United States Patent and Trademark Office, or USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in

U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented, which adds uncertainty to the possibility of challenge to our or our licensors’ patents in the future.

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

Should we in the future resume development of our TCR-T product candidates, there can be no assurance that we will be able to successfully perform under the MD Anderson License or regain our terminated rights under the Patent License and if the MD Anderson License is terminated, we may be prevented from achieving our business objectives.

Should we resume development of our TCR-T product candidates, we may not be able to commercialize them, generate significant revenues, or attain profitability.

To date, none of our TCR-T product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for, and commercialize potential product candidates is long, complex and costly. Should we resume clinical development, unless and until we receive approval from the FDA and/or other foreign regulatory authorities for our TCR-T product candidates, we cannot sell our products and will not have product revenues. Even if we should in the future resume development of our TCR-T product candidates and obtain regulatory approval for one or more of our TCR-T product candidates, if we are unable to successfully commercialize our TCR-T products, we may not be able to generate sufficient revenues to achieve or maintain profitability or to continue our business without raising significant additional capital, which may not be available. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

Our operating history makes it difficult to evaluate our business and prospects.

We have not previously completed any pivotal clinical trials, submitted a BLA or demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. If our preclinical obesity program is successful or we resume development of our TCR-T product candidates, successful commercialization of any product candidates will require us to perform a variety of functions, including:

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

Our contract research and development activities have involved and may in the future involve the controlled use of hazardous materials and chemicals. Although we believe that their safety procedures for using, storing, handling and disposing of these materials complied with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could have a materially adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require our contractors to incur substantial compliance costs that could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Our operations, and those of our clinical investigators, contractors and consultants, are based throughout the US and other countries. These operations could be subject to power shortages, telecommunications failures, water shortages, hurricanes, floods, earthquakes, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we maintain customary insurance policies that we believe are appropriate. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

*For our obesity assets, and should we in the future resume development of our TCR-T product candidates, will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cybersecurity incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could significantly harm our ability to operate our business effectively and adversely affect our business and reputation.

In the ordinary course of our business, we, our CROs and other third parties on which we rely have and will collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employee and certain consultants, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing cloud-based systems. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Although we have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, we cannot guarantee that those measures will be successful in preventing any such security incident. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Such legal claims or proceedings, liability or government enforcement actions may make it more difficult to consummate opportunities presented to us during our search for a strategic alternative. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to resume research, development and commercialization activities, process and prepare Company financial information, manage various general and administrative aspects of our business and damage our reputation, in addition to possibly requiring substantial expenditures of resources to remedy, any of which could adversely affect our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. If the technology supporting our obesity, TCR-T or hunTR discovery engine were to experience a cyber-incident resulting in the disclosure or theft of our proprietary data, processes or procedures, their value may decrease and our business, or ability to consummate a strategic transaction, may be materially and negatively impacted. While we are not aware of any such material system failure, accident or security breach to date, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our search for a strategic alternative negatively impacted.

RISKS RELATED TO THE PRECLINICAL, CLINICAL TESTING, GOVERNMENT REGULATION AND MANUFACTURING OF OUR PRODUCT CANDIDATES

*Our obesity assets are small molecules subject to the inherent difficulties in manufacturing small molecules for preclinical and clinical testing in vitro, animals and humans.

Our obesity assets are small molecules that are and will be manufactured de novo by third party CDMOs. Such manufacturing is potentially subject to complex synthesis processes that can be difficult to execute and expensive to conduct at either small scale for preclinical testing or large scale for clinical testing in humans, or both. Our manufactured small molecules may be subject to purity concerns that could impact both the drug's safety and efficacy. We are also susceptible to any future limited availability and supply chain disruptions of needed, critical raw materials which could affect our ability to manufacture sufficient materials needed for our testing and therefore delay clinical trials and commercialization.

*Our reliance on third parties to formulate, manufacture and perform preclinical assays on our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We have limited experience in biopharmaceutical manufacturing. We currently lack the internal resources and expertise to formulate or manufacture our own small molecule product candidates and, therefore, contract the manufacture of these with third parties for use in in vitro and in vivo studies. We also intend to contract with one or more manufacturers to manufacture, supply, store, and distribute supplies for our clinical trials. In addition, we plan to use CDMOs, under our supervision, to perform our in vitro studies of the small molecules. If a product candidate we develop or acquire in the future receives FDA approval, we may also rely on one or more third-party contractors to manufacture our commercial products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to at least the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor.
•
The approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•
Our third-party manufacturers might be unable to formulate and manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any.
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
•
Our future contract manufacturers may not perform as agreed or may remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•
Pharmaceutical manufacturers are subject to ongoing, periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state and foreign agencies to ensure strict compliance with current good manufacturing practices, or cGMP, and other government regulations and corresponding foreign standards. We do not have control over third party manufacturers' compliance with these regulations and standards.

•
If any third party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovations.
•
Our third party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United ed States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Each of these risks could delay our clinical trials and the approval, of the same,

*Our obesity assets are in early, preclinical stage and may not produce the desired results in animals or in human subjects, if clinical trials are initiated.

Our obesity assets are small molecules that have not yet been tested or have been subject to limited testing in animals or humans. As we progress through pre-clinical to clinical stage assessments of these small molecules, it is possible that these small molecules have limited bioavailability wherein the drug is not effectively absorbed into the bloodstream, or once it has entered the bloodstream, the drug is rapidly broken down in the body before it is able to render the desired pharmaceutical effect in the patient, or that the drug is unable to timely reach the target(s) in sufficient concentrations to demonstrate efficacy.

*Clinical trials are very expensive, time-consuming, and difficult to design, initiate and implement.

Human clinical trials are expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial start-up and process itself is also time-consuming and results are inherently uncertain. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to delay the start of, abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

*Should we resume development of our TCR-T product candidates, we may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could be delayed or otherwise materially and adversely affected.

We have not yet begun to enroll patients for any obesity targeting clinical trial and we have experienced, and may in the future experience, difficulties in patient enrollment in our TCR-T Library Phase 1/2 Trial and any future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

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

Should we resume clinical development of our TCR-T trial, they would compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition could reduce the number and types of patients available to us because some of our potential patients may instead opt to enroll in a clinical trial being conducted by one of our competitors. In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we would expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use if we resume development of our product candidates, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods or previously approved therapeutics for obesity or cancer treatment, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial. Additionally, because our TCR-T product candidates address patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial, which would require additional patient enrollment.

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

*We have halted development of our TCR-T product candidates very early in our development efforts. Our most advanced product candidates were only in an early-stage clinical trial, which is very expensive and time-consuming while our obesity assets have not yet completed in vitro testing. We cannot be certain if or when we will be able to submit a BLA or an NDA to the FDA and the delay, or any failure, in completing clinical trials for our product candidates could significantly harm our business.

Our obesity assets have not yet completed in vitro testing while our most advanced TCR-T product candidates were only in a Phase 1/2 trial when we ceased development activity and will require extensive clinical testing should we resume development. Human clinical trials are very expensive and difficult to design, initiate and implement, in part because they are subject to rigorous regulatory requirements. Failure can occur at any stage of a clinical trial, and we can encounter problems that cause us to delay the start of, abandon or repeat clinical trials. Some factors which may lead to a delay in the commencement or completion of our clinical trials, if resumed, include: requests for additional nonclinical data from regulators, unforeseen safety issues, dosing issues, lack of effectiveness during clinical trials, difficulty recruiting or monitoring patients, or difficulty manufacturing clinical products, among other factors.

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

If the FDA does not allow our product candidates to enter later stage clinical trials or requires changes to the formulation or manufacture of our product candidates before commencing Phase 3 clinical trials, the ability to further develop, or seek approval for, such product candidates may be materially impacted. As such, for our obesity asset or if we resume clinical development of our TCR-T product candidates, we cannot predict with any certainty if or when we might submit a NDA or biologics license application or BLA for regulatory approval of our product candidates or whether such NDA or BLA will be accepted. Because we do not anticipate generating significant revenues unless and until we submit one or more NDAs or BLAs and thereafter obtain requisite FDA approvals, the timing of our NDA and BLA submissions and FDA determinations regarding approval thereof will directly affect if and when we are able to generate significant revenues.

In addition, we have halted development of our TCR-T product candidates. There is an additive degree of risk to any development program that is paused because the time to restart the program and the associated expense may be longer and more costly than previously anticipated. It may also not be possible to restart the program altogether.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with our product candidates, if resumed, may produce undesirable side effects or adverse reactions or events, including, with respect to our TCR-T product candidates, potential adverse side effects related to cytokine release. If our product candidates or similar products or product candidates under development by third parties demonstrate unacceptable adverse events, we may be required to halt or delay further clinical development of our product candidates, should we resume it. The FDA or foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. If a serious adverse event were to occur in a trial, the FDA may place a hold on the clinical trial.

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

Our cellular therapy immuno-oncology TCR-T product candidates relied on the availability of reagents, specialized equipment and other specialty materials and infrastructure, which may not be available to us on acceptable terms or at all if we resume our clinical trial. For some of these reagents, equipment and materials, we relied or may rely on sole source vendors or a limited number of vendors, which could significantly impair our ability to manufacture and supply our products, should we resume these activities.

Manufacturing our TCR-T product candidates required many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We have depended on a limited number of vendors for certain materials and equipment used in the manufacture of our TCR-T product candidates, including DNA plasmids, which we used as the vector to insert our TCRs into human T cells. Should we resume product manufacturing, some or all of these suppliers may not have the capacity to support commercial products manufactured under current good manufacturing practices by biopharmaceutical firms or may otherwise be ill-equipped to support our needs, should we resume manufacturing. We also do not have supply contracts with some of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience significant delays in receiving key materials and equipment to support clinical or commercial manufacturing, should we resume those activities.

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

*We have limited experience producing and supplying our TCR-T product candidates. We may be unable to consistently manufacture our TCR-T product candidates to the necessary specifications or in quantities necessary to treat patients in clinical trials, should we resume the activities.

We have limited experience in biopharmaceutical manufacturing. In 2021, we began manufacturing our product candidates at our in-house current good manufacturing practices, or cGMP, manufacturing facility at our leased headquarters in Houston, Texas. In connection with our exploration of strategic alternatives, we have halted manufacturing of our product candidates and eliminated positions relating to the same. We have also permanently closed our Houston manufacturing facility as of November 2023 as a part of our lease termination. Accordingly, should we elect to in the future, our ability to resume manufacturing our product candidates will depend on our acquisition of new manufacturing space. hiring and retaining personnel with the appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to hire or retain these individuals, we may need to train additional personnel to fill the needed roles or engage with external contractors. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.

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

Manufacturing operations are subject to review and oversight by the FDA. If we resume internal manufacturing operations, we will be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations. Our license to manufacture product candidates is subject to continued regulatory review.

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

Although we believe our TCR-T manufacturing process is scalable for clinical development and commercialization, if any of our product candidates are approved or commercialized, we may encounter challenges in validating our process due to the heterogeneity of the product starting material. We cannot guarantee that any other issues relating to the heterogeneity of the starting material will not impact our ability to commercially manufacture our product candidates.

The gene transfer vectors from our Sleeping Beauty system used to manufacture our TCR-T product candidates may incorrectly modify the genetic material of a patient’s T cells, potentially triggering the development of a new cancer or other adverse events.

Our TCR-T cells were manufactured using the Sleeping Beauty system, a non-viral vector to insert genetic information encoding the TCR construct into the patient’s T cells. The TCR construct was then primarily integrated at thymine-adenine, or TA, dinucleotide sites throughout the patient’s genome and, once expressed as protein, is transported to the surface of the patient’s T cells. Because the gene transfer vector modifies the genetic information of the T cell, there is a theoretical risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis, and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient, the cancerous T cell could trigger the development of a new cancer in the patient. We used non-viral vectors to insert genetic information into T cells, which we believe have a lower risk of insertional oncogenesis as opposed to viral vectors. However, the risk of insertional oncogenesis remains a concern for gene therapy, and we cannot assure you that it will not occur in any clinical trials of our product candidates. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Although our product candidates use non-viral vectors, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur from our non-viral vector, preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

For our product candidates, any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

•
Litigation involving patients taking our products;
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

*Disruptions at the FDA, the SEC, and other government agencies caused by funding shortages or personnel changes could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations rely, including those that fund research and development activities, is subject to the political process, which is fluid and unpredictable.

Furthermore, the risk of a protracted government shutdown could adversely affect our business. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, like the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it would significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could also impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

RISKS RELATED TO OUR ABILITY TO COMMERCIALIZE OUR PRODUCT CANDIDATES

Our inability to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate would cause our business to suffer significantly.

For our obesity assets, and if we resume clinical development of our TCR-T product candidates, we may not be able to obtain the approvals necessary to commercialize our product candidates, or any product candidate that we may acquire or develop in the future for commercial sale. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions equivalent to the FDA to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a NDA or BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the product candidate, and will require substantial resources for research, development and testing. We cannot predict whether our research, development, and clinical approaches will result in products that the FDA will consider safe for humans and effective for their intended uses. The FDA has substantial discretion in the approval process and may require us to conduct additional preclinical studies and clinical trials or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

We currently have no marketing, sales, or distribution capabilities. We anticipate allocating resources to the marketing, sales and distribution of our proposed small molecule products, as well as our TCR-T product candidates if we resume work on these, in North America and in certain other geographies; however, we cannot assure that we will be able to market, sell, and distribute our products successfully. Our future success also may depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities and to encourage the collaborator’s strategic interest in the product candidates under development, and such collaborator’s ability to successfully market and sell any such products. Although we intend to pursue certain collaborative arrangements regarding the sale and marketing of certain of our product candidates, there are no assurances that we will be able to establish or maintain collaborative arrangements or, if we are able to do so, whether we would be able to conduct our own sales efforts. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product candidates in the United States or overseas.

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

Even if the FDA and/or foreign equivalents thereof approve our product candidates, physicians and patients may not accept and use them. The use of engineered T cells as potential cancer treatments is a relatively recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers for our TCR-T products, third-party payors and others in the medical community. Acceptance and use of our products will depend upon a number of factors, including:

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

*Several drugs have already been approved for diabetes and/or obesity treatment, which may affect our ability to gain a profitable share of the market.

Even if our obesity assets are approved by FDA and successfully launched as a commercial product, the market may be saturated by previously approved drugs that have been demonstrated to be effective in treating obesity already, making the market difficult to penetrate. The availability of previously approved drugs may also limit the availability of insurance reimbursement/coverage of our product candidates.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the ACA, which included measures that have significantly changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, imposed a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, promoted a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program and imposed a number of substantial new compliance provisions related to pharmaceutical companies’ interactions with healthcare practitioners. The ACA also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research and a new Center for Medicare & Medicaid Innovation at CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Act. The IRA, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future, particularly in light of the Trump administration's interest in reducing federal expenditures to include those under federal healthcare programs. It is unclear how any such challenges of the Trump administration will impact ACA and our business. The ultimate content, timing or effect of any healthcare reform measures on the U.S. healthcare industry is unclear.

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

The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate price cap, which was set at 100% of a drug's average manufacturer price for single source and innovator multiple source products, beginning on January 1, 2024. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Individual states in the United States also have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

*Our small molecule and immuno-oncology product candidates may face competition in the future from generics and biosimilars respectively and/or new technologies.

The Hatch Waxman Act provides a pathway for companies to gain entry to the market for certain small molecule-based drugs more quickly and less expensively than brand companies. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, provides a similar abbreviated pathway for the approval of follow-on biological products. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period, potentially creating the opportunity for generic competition sooner than anticipated. Further, this data exclusivity does not prevent another company from developing a product that is highly similar to the original branded product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. The entry of a generic or biosimilar to our product candidates to the market would significantly affect our profitability and return on investment.

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

To date, we have maintained our TCR-T related patent portfolio including those exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies licensed from MD Anderson. Under the MD Anderson License, future patent applications require the agreement of each of MD Anderson, Precigen and us, and MD Anderson has the right to control the preparation, filing, and prosecution of such patent applications unless the parties agree that we or Precigen instead may control such activities. Although under the License Agreement MD Anderson has agreed to review and incorporate any reasonable comments that we or Precigen may have regarding licensed patents and patent applications, we cannot guarantee that our comments will be solicited or implemented. Without direct control of the in-licensed patents and patent applications, we are dependent on MD Anderson or Precigen, as applicable, to keep us advised of prosecution, particularly in foreign jurisdictions where prosecution information may not be publicly available. We anticipate that we will file additional patent applications both in the United States and in other jurisdictions on all of our product candidates. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ proprietary patent portfolio:

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, and to maintain our competitive position, we rely on trade secret protection and confidentiality agreements. To this end, it is our general policy to require our employee, consultants, advisors and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how, confidential information or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.

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

We may be subject to claims by third parties asserting that our employee or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our former employees were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our former employees and our current employee does not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employee and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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
•
Government regulation;
•
FDA determinations on the approval of a product candidate NDA or BLA submission;
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

If securities' and/or industry analysts' recommendations change adversely or if our business, financial condition, results of operations, cash flows or prospects do not meet their expectations, our stock price and trading volume could significantly decline.

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

As of December 31, 2024, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 3.45% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

*Artificial intelligence used by us and our partners and vendors may have negative effects on our company.

Artificial intelligence or AI use in many industries has rapidly expanded. While we do not utilize any specific AI technologies internal to Alaunos, we may work with vendors or service providers that do utilize AI technologies with or without our knowledge. Areas in which our business that could be negatively impacted include novel cybersecurity threats such as malicious code or phishing attempts. AI could also perpetrate fraud or misappropriation of company funds. From a regulatory standpoint, we could be liable for noncompliance related to data compromise or perceived or actual noncompliance with data privacy or protection or AI requirements to various agencies or jurisdictions. There are also potential risks around ethical, social, and reputational risks should AI cause us to infringe on privacy rights or violate intellectual property rights. AI is also known for “deep fakes” or false information being spread electronically and attributed to innocent companies and their management or directors. Such accusations could negatively impact human rights, privacy, employment, or other social concerns, which may result in claims, lawsuits, brand or reputational harm, and increased regulatory scrutiny, any of which could harm our business, financial condition, and operating results. Operational risks potentially caused by AI technologies include unanticipated disruptions to systems, potential loss or corruption of data, implementation delays, and cost overruns that could stem from underlying defects in the AI tools used. Finally, competition risk may result from rapid adoption of AI that could provide unforeseen advantages to our competitors and lead to the erosion of our market share by potentially leading to the emergence of new products and categories, the rapid maturation of categories, cannibalization of categories, changing price points and product replacement and upgrade cycles.

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

Item 2. Properties

Our corporate office is located at 2617 Bissonnet Street, Suite 233, Houston, Texas 77005. We believe that our existing facilities are adequate to meet our current needs.

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

Record Holders

As of March 31, 2024, we had approximately 129 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

We did not sell or issue any equity securities during the three months ended December 31, 2024 that were not registered under the Securities Act.

Repurchases

There were no repurchases of our common stock by the Company during the fiscal quarter ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results, levels of activity, performance or achievements could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1A and under “Special Note Regarding Forward-Looking Statements” or in other parts of this Annual Report on Form 10-K. All share amounts presented in this Item 7 give effect to the 1-for-15 reverse stock split and the 1-for-10 second reverse stock split of our outstanding shares of common stock that occurred on January 31, 2024 and July 17, 2024, respectively.

Overview

On October 10, 2024, we announced our continued progress and evaluation of our internally developed small molecule oral obesity program. The aim of this program is to develop a drug for obesity with a differentiated profile relative to currently marketed and in development oral and injectable products. We have also operated as a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce during the third and fourth quarters of 2023, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2024, we had a net loss of $4.6 million, and as of December 31, 2024, we have incurred approximately $920.4 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

2024 Developments

Obesity Program

On October 10, 2024, we announced our continued progress and evaluation of our internally developed small molecule oral obesity program. The aim of this program is to develop an oral drug for obesity and other metabolic disorders with a differentiated profile relative to currently marketed and in development oral and injectable products. We believe our small molecule product candidates are distinct in that they do not rely on hormonal manipulation, which is common with many obesity treatments. We aim to develop an oral obesity compound that addresses many of the shortcomings of injectable GLP-1 receptor agonists including preserving lean muscle mass. We engaged a contract development and manufacturing organization or CMDO to manufacture active pharmaceutical ingredients for our small molecule product candidates and initiated in vitro testing of our candidates in the fourth quarter 2024.

The ongoing in vitro study aims to evaluate the impact of ALN1001 and its derivatives on lipid deposition and gene expression. This study evaluates if genes related to thermogenic activity, lipid metabolism, and energy regulation are activated or deactivated by treatment, to determine if these compounds positively affect fat and energy metabolism. The results of this study, which are expected early second quarter of 2025, will provide critical insights into the development strategy for ALN1001 and its derivatives for obesity, metabolic disorders, and inflammation. Drug development candidates most effective in increasing metabolic activity and reducing fat accumulation may be advanced to evaluation of the compounds in rodent models of obesity.

As is standard in the industry, if the aforementioned in vitro study is successful, we plan to conduct a proof-of-concept diet-induced obesity or DIO mouse study to validate our mechanism of action by the third quarter of 2025 before proceeding to Investigational New Drug or IND Application enabling studies. Our ability to execute on this plan is dependent on study results and our ability to raise additional capital or partner these assets with other companies or research institutions.

TCR-T Library Phase 1/2 Trial

Eight patients were treated and evaluated in our TCR-T Library Phase 1/2 Trial from 2022-2023. Patients with pancreatic (3), colorectal (4) and non-small cell lung cancer (1) were treated, with certain pancreatic and colorectal patients also having lung metastases. Overall, the trial showed our T-cells were generally well-tolerated in all evaluable participants with no dose-limiting toxicities (DLTs) and no immune effector cell-associated neurotoxicity syndrome (ICANS) were observed. All cytokine release syndrome (CRS) events were within grades 1-3 and were self-limiting or resolved with standard clinical management and, in some cases, a single dose of tocilizumab. One patient with non-small cell lung cancer (NSCLC) achieved an objective partial response with six months progression-free survival. Six other patients achieved a best overall response of stable disease. The total overall response rate was 13% and disease control rate was 87% in evaluable patients with advanced, metastatic, refractory solid tumors (see Figure A). This trial established proof-of-concept that Sleeping Beauty TCR-T cells can result in objective clinical responses and recognize established tumors in vivo. Despite the encouraging TCR-T Library Phase 1/2 Trial data, based on the substantial cost to continue development and the current financing environment, we announced in August 2023 that we would not pursue any further development of our clinical programs.

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

Nasdaq Delisting Determination

As previously disclosed on January 4, 2023, we were notified by the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, for continued listing on the Nasdaq Global Select Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were provided a period of 180 calendar days, or until July 3, 2023, or the Compliance Date, to regain compliance with the Bid Price Requirement. On June 22, 2023, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market, or the Transfer. On July 5, 2023, Nasdaq notified us that the Transfer was approved, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until January 2, 2024, or the Extended Compliance Date, to regain compliance with the Minimum Bid Price Rule. On November 8, 2023, we received a Staff Delisting Determination letter, or the Delisting Determination, from the Staff notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days during the Extended Compliance Period, the Staff has determined to suspend trading of our common stock on Nasdaq pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), effective November 17, 2023, and file a Form 25-NSE with the SEC to remove our common stock from listing and registration under the Securities Exchange Act of 1934, as amended, unless we timely request an appeal of the Delisting Determination to a Nasdaq Hearings Panel, or the Panel. We timely requested a hearing before the Panel to appeal the Delisting Determination and were granted a hearing before the Panel on January 25, 2024. This timely request for a hearing stayed the suspension or delisting of our common stock so our common stock continued to trade on the Nasdaq Capital Market under the symbol “TCRT” while the appeal process was pending. By letter dated February 16, 2024, we were notified by the Nasdaq Stock Market LLC that we regained compliance with the minimum $1.00 bid price requirement, and otherwise satisfied all applicable criteria for continued listing on the Nasdaq Capital Market. As such, the listing matter was closed. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we were subject to a mandatory panel monitor for the one-year period which was completed on February 16, 2025.We are no longer subject to monitoring by the panel.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with our amended Loan and Security Agreement, interest income on our cash balances and sublease income.

Results of Operations for the Fiscal Years ended December 31, 2024 and 2023

	Year Ended December 31,
($ in thousands)	2024	2023
Revenue	$10	$5
Operating expenses:
Research and development	362	16,279
General and administrative	4,460	12,219
Gain on lease modification and termination	-	(298)
Restructuring costs	-	1,269
Property and equipment and right-of-use assets impairment	-	4,803
Total operating expenses	4,822	34,272
Loss from operations	(4,812)	(34,267)
Other income (expense):
Interest expense	-	(1,921)
Other income (expense), net	133	1,048
Other income (expense), net	133	(873)
Net loss	$(4,679)	$(35,140)

Revenue

Revenue during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
($ in thousands)
Revenue	$10	$5	$5	100%

Revenue during the year ended December 31, 2024 was $10 thousand compared to $5 thousand during the year ended December 31, 2023.

Research and Development Expenses

Research and development expenses during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
($ in thousands)
Research and development expenses	$362	$16,279	$(15,917)	(98)%

Research and development expenses for the year ended December 31, 2024 decreased by $15.9 million when compared to the year ended December 31, 2023 primarily due to lower program expenses of $8.5 million as a result of the wind down of our clinical activities, a $4.5 million decrease in employee-related expenses due to our reduced headcount, an accrual adjustment related to our de-prioritized clinical programs of $0.2 million, a $2.5 million decrease in facilities costs following the termination of our leases.

Our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are still in the process of winding down due to various closing processes and follow up studies that are required before the project can be shut down permanently.

General and Administrative Expenses

General and administrative expenses during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
($ in thousands)
General and administrative expenses	$4,460	$12,219	$(7,759)	(63)%

General and administrative expenses for the year ended December 31, 2024 decreased by $7.7 million as compared to the year ended December 31, 2023, primarily due to a $7.5 million decrease in consulting and employee-related expenses as a result of our reduced headcount and a $0.2 million decrease in facility cost due to the reduction in depreciation expenses and rent as a direct result of the lease termination in the prior period.

Gain on lease modification and termination

Gain on lease modification and termination during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023	Change
($ in thousands)
Gain on lease modification and termination	$—	$(298)	$298	(100)%

Gain on lease modification and termination during the year ended December 31, 2023 was $0.3. As a result of real estate lease terminations during 2023, the associated lease liabilities and right-of-use assets were remeasured based on the revised lease payments, resulting in a gain of $0.3 million.

Restructuring costs

Restructuring costs during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
($ in thousands)
Restructuring costs	$—	$1,269	$(1,269)	(100)%

Restructuring costs during the year ended December 31, 2024 were $0 million as compared to $1.3 during the year ended December 31, 2023, due to severance expenses for terminated employees related to our strategic reprioritization announced in August 2023.

Impairments

Impairments during the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023	Change
($ in thousands)
Property and equipment and right-of-use assets impairment	$—	$4,803	$(4,803)	100%

Property and equipment and right-of-use asset impairments of $0 million were recorded during the year ended December 31, 2024, compared to $4.8 during the year ended December 31, 2023, following the announcement of our strategic reprioritization in August 2023.

Other Income (Expense)

Other income (expense) during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023	Change
($ in thousands)
Interest expense	$—	$(1,921)	$1,921	(100)%
Other income, net	133	1,048	(915)	(87)%
Total	$133	$(873)	$1,006	(115)%

Total other income (expense), net for the year ended December 31, 2024 increased by $1.00 million as compared to the year ended December 31, 2023 primarily due to no interest expense associated with our former amended Loan and Security Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible equity securities, term debt and collaborations.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we have reduced our workforce, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We engaged Cantor to act as strategic advisor for this process.

We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the second quarter of 2025. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

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

Cash Flows

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
($ in thousands)
Net cash flows in:
Operating activities	$(4,971)	$(30,142)
Investing activities	—	1,346
Financing activities	—	(18,138)
Net decrease in cash and cash equivalents	$(4,971)	$(46,934)

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

Net cash used in operating activities for the year ended December 31, 2024 was $5.0 million, as compared to $30.1 million for the year ended December 31, 2023. The net cash used in operating activities for the year ended December 31, 2024 was primarily a result of our net loss of $4.6 million, adjusted for $4.7 million of non-cash items such as depreciation, property and equipment and right-of-use assets impairment, stock-based compensation and a $2.8 million decrease in accrued expenses, a decrease in accounts payable of $0.6 million, a decrease of $1.4 million in prepaid expenses and $0.5 million decrease in other current assets and accounts receivables of $7 thousand.

Net cash provided by investing activities was $0 million for the year ended December 31, 2024 as compared to net cash provided in investing activities of $1.3 million for the year ended December 31, 2023. The decrease is related to no investing activities during the current period as compared to the prior period.

Net cash used in financing activities was $0 million for the year ended December 31, 2024 compared to $18.1 million of net cash used by financing activities for the year ended December 31, 2023. The decrease was primarily related to the repayment of long-term debt in 2023 that did not recur in 2024.

Operating Capital and Capital Expenditure Requirements

We anticipate that losses will continue for the foreseeable future. As of December 31, 2024, our accumulated deficit was approximately $920.4 million. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs, including those resulting from the recently announced exploration of strategic alternatives and related workforce reduction.

As of December 31, 2024, we had approximately $1.1 million of cash and cash equivalents. Our streamlined and cost efficiency efforts, in light of our 2023 announced strategic reprioritization , we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2025. In order to continue our operations beyond our forecasted runway, including, if necessary, to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

Operating Leases

As of December 31, 2024, we have no lease commitments, other than a short-term lease.

Royalty and License Fees

On May 28, 2019, the Company entered into a Patent License with the NCI for exclusive worldwide rights to develop and commercialize certain engineered T-cell therapies targeting mutated KRAS, TP53, and EGFR neoantigens, as well as related manufacturing technologies. The agreement included minimum annual royalties, milestone payments upon achieving clinical, regulatory, and sales benchmarks, and royalties on product sales. The Company terminated the agreement effective December 26, 2023, after developing proprietary alternatives internally. The Company incurred no expenses under this agreement in 2024, compared to $0.3 million in 2023.

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved from relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the year ended December 31, 2024, the Company did not earn collaboration revenue and earned $10 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the year ended December 31, 2023, the Company did not earn collaboration revenue and earned $5 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement.

Critical Accounting Policies and Significant Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-24 of this Annual Report and is incorporated herein by reference. All share numbers and share prices presented in this Item 8 have been adjusted to reflect the 1‑for‑15 reverse stock split of the Company’s common stock effected on January 31, 2024 and the 1-for-10 reverse stock split of the Company's common stock effected on July 17, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On June 19, 2024, we dismissed RSM US LLP (“RSM”) as its independent registered public accounting firm. The decision to dismiss RSM was approved by the Company’s Audit Committee. The change in our independent registered public accounting firm is not the result of any disagreement with RSM.

The reports of RSM on the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for the fiscal years ended December 31, 2023 and 2022 included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

On June 19, 2024, following approval by the Audit Committee, we engaged Cherry Bekaert LLP as our new independent registered public accounting firm to succeed RSM.

Neither the Company nor anyone on behalf of the Company has consulted with Cherry Bekaert LLP during the Company’s fiscal years ended December 31, 2023 and 2022, and in the subsequent interim period through June 19, 2024, regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Cherry Bekaert LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and our principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer and our principal accounting officer, we assessed our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In management’s opinion, we have determined that our internal controls over our financial reporting was not effective due to the lack of sufficient number of personal to allow for the required segregation of duties as of December 31, 2024, based on the criteria discussed above.

Inherent Limitations on Internal Controls

Our management do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the year ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Policy Prohibiting Insider Trading and Related Procedures.

Our insider trading policy has been reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and Nasdaq listing standards. Our Insider Trading Policy is filed hereto as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed July 17, 2024)

3.2

Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016).

3.3

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

10.2+

Employment Agreement, dated as of January 21, 2024, by and between the Registrant and Dale Curtis Hogue (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed May 15, 2024.

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

10.59+

Consulting Agreement, dated as of November 14, 2023, between the Registrant and Melinda Lackey (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed April 1, 2024).

10.60+

Separation Agreement, dated as of December 22, 2023, between the Registrant and Kevin S. Boyle, Sr. (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed April 1, 2024).

10.61+

Consulting Agreement, dated as of December 22, 2023, between the Registrant and Kevin S. Boyle, Sr. (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed April 1, 2024).

10.62+*	Consulting Agreement, dated as of February 21, 2024, between the Registrant and Ferdinand Groenewald.
23.1*	Consent of Independent Registered Public Accounting Firm.
19.1*	Insider Trading Policy
23.2*	Consent of Independent Registered Public Accounting Firm

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

ALAUNOS THERAPEUTICS, INC.

Date: March 31, 2025	By:	/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: March 31, 2025	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.	Interim Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2025
/s/ Ferdinand Groenewald
Ferdinand Groenewald	Vice President, Finance (Principal Accounting Officer)	March 31, 2025
/s/ Robert Hofmeister
Robert Hofmeister	Director	March 31, 2025
/s/ Robert W. Postma
Robert W. Postma	Director	March 31, 2025
/s/ Jaime Vieser
Jaime Vieser	Director	March 31, 2025
/s/ Holger Weis
Holger Weis	Director	March 31, 2025

Alaunos Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alaunos Therapeutics, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alaunos Therapeutics, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2023, before the retroactive adjustments described in Note 3 with respect to the July 2024 one-for-ten reverse stock split were audited by other auditors whose report, dated April 1, 2024, expressed an unqualified opinion, with an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, on those statements. We also audited the adjustments described in Note 3 that were applied retroactively to the 2023 financial statements to reflect the July 2024 one-for-ten reverse stock split and the related disclosures included therein. In our opinion, such adjustments and related disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and disclosures referred to herein and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alaunos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split effective July 17, 2024 described in Note 3, the accompanying balance sheet of Alaunos Therapeutics, Inc. (the Company) as of December 31, 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). The 2023 financial statements before the effects of the adjustments around the July 17, 2024 reverse stock split described in Note 3 are not presented herein. In our opinion, before the effects of the adjustments to retrospectively apply the reverse stock split effective July 17, 2024, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to retrospectively apply the changes in the Company's disclosures related to the reverse stock split effective July 17, 2024 described in Note 3 and, accordingly we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

The Company’s Ability to Continue as a Going Concern

The accompanying 2023 financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the 2023 financial statements, the Company had suffered recurring losses from operations since inception and would be required to raise additional capital to fund operations. This raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters were also described in Note 1 to the 2023 financial statements. The 2023 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2010 to 2024.

Boston, Massachusetts

April 1, 2024

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$1,091	$6,062
Receivables	5	1
Prepaid expenses and other current assets	1,659	2,198
Total current assets	2,755	8,261
Property and equipment, net	—	2
Total assets	$2,755	$8,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$516	$616
Accrued expenses	176	1,340
Total current liabilities	692	1,956
Total liabilities	$692	$1,956
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock $0.001 par value; 5,000,000 shares authorized, 1,601,252 shares issued and outstanding at December 31, 2024 and at December 31, 2023	2	2
Additional paid-in capital	922,507	922,072
Accumulated deficit	(920,446)	(915,767)
Total stockholders' equity	2,063	6,307
Total liabilities and stockholders' equity	$2,755	$8,263

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023

Revenue	$10	$5
Operating expenses:
Research and development	362	16,279
General and administrative	4,460	12,219
Gain on lease modification	—	(298)
Restructuring costs	—	1,269
Property and equipment and right-of-use asset impairment	—	4,803
Total operating expenses	4,822	34,272
Loss from operations	(4,812)	(34,267)
Other income (expense):
Interest expense	—	(1,921)
Other income, net	133	1,048
Other income (expense), net	133	(873)
Net loss	$(4,679)	$(35,140)
Basic and diluted net loss per share	$(2.92)	$(21.97)
Weighted average common shares outstanding, basic and diluted	1,601,252	1,599,532

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	1,602,738	$2	$919,180	$(880,627)	$38,555
Stock-based compensation	—	—	2,800	—	2,800
Issuance of common stock, net of expenses	1,442	—	92	—	92
Cancelled restricted common stock	(2,928)	—	—	—	—
Net loss	—	—	—	(35,140)	(35,140)
Balance at December 31, 2023	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	435	—	435
Net loss	—	—	—	(4,679)	(4,679)
Balance at December 31, 2024	1,601,252	2	922,507	(920,446)	2,063

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,679)	$(35,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2,315
Property and equipment right-of-use asset impairment	—	4,803
Amortization of financing costs	—	1,339
Stock-based compensation	435	2,800
Decrease in the carrying amount of right-of-use assets	—	286
Gain on lease modification and termination	—	(298)
Loss on sale of equipment, net	—	7
Changes in operating assets and liabilities:
Receivables	(4)	3
Prepaid expenses and other current assets	539	(1,399)
Deposits	—	42
Other non-current liability	—	500
Accounts payable	(100)	(773)
Accrued expenses	(1,164)	(3,989)
Lease liabilities	—	(610)
Other liabilities, non-current	—	(28)
Net cash used in operating activities	(4,971)	(30,142)
Cash flows from investing activities:
Purchases of property and equipment	—	(197)
Proceeds from the disposal of property and equipment	—	1,543
Net cash provided by investing activities	—	1,346
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	92
Repayment of long-term debt	—	(18,105)
Debt extinguishment	—	(125)
Net cash used in financing activities	—	(18,138)
Net decrease in cash, cash equivalents and restricted cash	(4,971)	(46,934)
Cash, cash equivalents and restricted cash, beginning of period	6,062	52,996
Cash and cash equivalents, end of period	$1,091	$6,062
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$2,063
Reduction in right-of-use assets for modification and termination	$—	$1,839

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

1.
Organization

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a pre-clinical obesity and metabolic disorder and clinical-stage oncology-focused cell therapy company with a current focus on developing small molecules that are expected to be efficacious against obesity and other metabolic disorders and was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. The Company is currently working to develop novel small molecule-based obesity therapeutics. See Note 11 - Restructuring regarding a strategic reprioritization of the Company's business.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

As of December 31, 2024 there were 1,601,252 shares of common stock outstanding and an additional 142,745 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2024, the Company had approximately $1.1 million of cash and cash equivalents. The Company’s accumulated deficit at December 31, 2024 was approximately $920.4 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2025. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events, including its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given, nor are within the Company's control. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

2022 Public Offering

On November 29, 2022, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Cantor as the sole underwriter, relating to the issuance and sale in an underwritten offering, or the Offering, of 161,524 shares, or the Firm Shares, of the Company’s common stock to Cantor at a price of $18.573 per share.

The net proceeds to the Company from the Offering were $14.7 million (before accounting for the partial exercise of Cantor's option as described below) after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Under the terms of the Underwriting Agreement, the Company granted Cantor an option, exercisable for 30 days, to purchase up to an additional 24,228 shares of common stock, which we refer to, together with the Firm Shares, as the Shares, at the same price per share as the Firm Shares. On January 5, 2023, Cantor partially exercised its option to purchase an additional 1,442 shares of common stock.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. During the year ended December 31, 2023, the Company recorded impairment charge of $4.8 million, which was primarily related to leasehold improvements of $3.8 million and lab equipment of $1.0 million.

Operating Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification; using this information to make decisions on a company-wide basis. The Company views its operations and manages its business in one operating segment.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2024 and 2023 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$779	$779	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,744	$5,744	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset. There have been no changes to the valuation methods during the years ended December 31, 2024 and 2023. The Company had no financial assets or liabilities that were classified as Level 2 or Level 3 during the years ended December 31, 2024 and 2023.

Revenue Recognition from Collaboration Agreements

Revenue for the year ended December 31, 2024 consisted of $10 thousand and for the year ended December 31, 2023 consisted of $5 thousand. For the years ended December 31, 2024 and 2023, the Company recognized revenue through its Collaboration Agreement with Solasia Pharma K.K. primarily due to the achievement of milestones, as further described in Note 9, Commitments and Contingencies.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

The Company recognized the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2024 and 2023 and did not capitalize any such costs on the balance sheets. The Company recognized $0.4 million of compensation expense related to stock options for the year ended December 31, 2024 and $2.5 million of compensation expense related to stock options for the year ended December 31, 2023. The Company recognized $0.0 million of compensation expense related to restricted stock for the year ended December 31, 2024 and $0.3 million for the year ended December 31, 2023 (refer to Note 13, Stock Option Plan). The total compensation expense relating to vesting of stock options and restricted stock awards for the year ended December 31, 2024 was $0.4 million and $2.8 million for the year ended December 31, 2023.

The following table presents share-based compensation expense included in the Company’s statements of operations:

	For the Year Ended December 31,
(in thousands)	2024	2023
Research and development	$17	$439
General and administrative	418	2,361
Stock-based compensation expense	$435	$2,800

The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the historical experience. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110.

Reverse Stock Splits

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

On January 31, 2024, the Company filed a Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware in order to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-15 (the “Reverse Split”). The Charter Amendment decreased the number of authorized shares of common stock from 520,000,000 to 34,666,667. The Charter Amendment does not affect the par value of the Company’s common stock or change the number of authorized shares or par value of the Company’s preferred stock. The Charter Amendment became effective on January 31, 2024.

On July 17, 2024, the Company filed a Third Amended and Restated Certificate of Incorporation or Third Charter Amendment with the Secretary of State of the State of Delaware in order to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 (the "Second reverse Split", the "Reverse Splits") or the Second Reverse Split, collectively the Reverse Splits. The Third Charter Amendment decreased the number of authorized shares of common stock from 34,666,667 to 5,000,000. The Third Charter Amendment does not affect the par value of the Company’s common stock or change the number of authorized shares or par value of the Company’s preferred stock. The Third Charter Amendment became effective on July 17, 2024.

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

All share and per share amounts of common stock, options, warrants, and restricted stock in the accompanying financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the Reverse Splits as if they had occurred at the beginning of the earliest period presented.

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

Certain shares related to some of the Company’s outstanding common stock options, unvested restricted stock and warrants have not been included in the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as the result would be antidilutive. Such potential common shares on December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Common stock options	33,237	46,589
Warrants	26,555	145,239
	59,792	191,828

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter with and before it has been applied retrospectively to all prior periods presented.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

In connection with its entry into the Loan and Security Agreement in August 2021, the Company issued to SVB warrants to purchase (i) up to 2,886 shares of the Company’s common stock, in the aggregate, and (ii) up to an additional 2,886 shares of common stock, in the aggregate, in the event the Company achieved certain clinical milestones, in each case at an exercise price per share of $333.

In connection with its entry into the First Amendment in December 2021, the Company amended and restated the warrants issued to SVB. As amended and restated, the warrants are for up to 4,331 shares of the Company's common stock, in the aggregate, with an exercise price of $174 per share, or the SVB Warrants. The SVB Warrants expire on August 6, 2031.

The issuance costs for the Loan and Security Agreement, including the First Amendment, were approximately $1.2 million and primarily related to the SVB Warrants, which were amortized into interest expense over the term of the loan. Interest expense, including the amortization of issuance costs, was $1.9 million for the year ended December 31, 2023.

As a result of the repayments there were no debt obligations outstanding at December 31, 2024 or 2023.

5.
Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,	December 31,
($ in thousands)	2024	2023
Office and computer equipment	$15	$15
	15	15
Less: accumulated depreciation	(15)	(13)
Property and equipment, net	$-	$2

Depreciation expense for the year ended December 31, 2024 was $2.0 thousand and was $2.3 million for the year ended December 31, 2023.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

6.
Accrued Expenses

Accrued expenses consist of the following:

($ in thousands)	2024	2023
Clinical	$97	$568
Employee compensation	-	43
Professional services	79	717
Manufacturing services	-	12
	$176	$1,340

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

Collaboration with Dune Lake Capital

In January 2023, the Company entered into a consulting agreement with Dune Lake Capital, LLC, or Dune Lake Capital, which was founded by Dale Curtis Hogue, Jr., the Company's interim Chief Executive Officer. During the year ended December 31, 2023, the Company recorded expenses of approximately $37 thousand for consulting services performed by Dune Lake Capital with respect to the period from January 2023 to August 2023. The Company did not incur expenses to Dune Lake Capital during the year ended December 31, 2024.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

In June 2022, the Company executed an agreement to sub-sublease 4,772 square feet of subleased office space in Boston. For the year ended December 31, 2023, the Company recognized $43 thousand in lease income. Lease income is classified within other income on the statement of operations.

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

In August 2023, in accordance with the lease agreement, the Company notified, as landlord, of its intention to terminate. As a result, the associated lease liability and right-of-use asset were remeasured to $19 thousand, reflecting the revised lease payments and term end date of November 2023.

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

The components of lease expense were as follows:

	Year Ended December 31,	Year Ended December 31,
($ in thousands)	2024	2023
Operating lease cost	$—	$428
Total lease cost	$—	$428
Weighted-average remaining lease term (years)	—	—
Weighted-average discount rate	—	—

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement for a period of three years and in an amount of no less than $15.0 million and no greater than $20.0 million per year. On November 14, 2017, the Company entered into an amendment to the 2015 R&D Agreement, extending its term until April 15, 2021. In connection with the execution of the 2019 R&D Agreement described below, on October 22, 2019, the Company amended the 2015 R&D Agreement to extend the term of the 2015 R&D Agreement until December 31, 2026 and to allow cash resources on hand at MD Anderson under the 2015 R&D Agreement to be used for development costs under the 2019 Research and Development Agreement, or the 2019 R&D Agreement, which the Company entered into on October 22, 2019, with MD Anderson, pursuant to which the Company agreed to collaborate with respect to the TCR program. For the year ended December 31, 2023 the Company incurred clinical expenses of $0.1 million from MD Anderson related to the 2015 R&D Agreement. The Company did not incur clinical costs from MD Anderson related to the 2015 R&D Agreement for the year ended December 31, 2024.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

intellectual property to develop and commercialize autologous TCR products manufactured using viral gene transfer technologies and any products outside the field of oncology and a non-exclusive license for allogenic TCR products manufactured using viral-based technologies.

Under the 2019 R&D Agreement, the Company agreed, beginning on January 1, 2021, to reimburse MD Anderson up to a total of $20.0 million for development costs under the 2019 R&D Agreement, after the funds from the 2015 R&D Agreement are exhausted. In addition, the Company will pay MD Anderson royalties on net sales of its TCR products. The Company is required to make performance-based payments upon the successful completion of clinical and regulatory benchmarks relating to its TCR products. The aggregate potential benchmark payments are $36.5 million, of which only $3.0 million will be due prior to the first marketing approval of the Company's TCR products. The royalty rates and benchmark payments owed to MD Anderson may be reduced upon the occurrence of certain events. The Company also agreed to sell its TCR products to MD Anderson at preferential prices and will sell the Company's TCR products in Texas exclusively to MD Anderson for a limited period of time following the first commercial sale of the Company's TCR products. For the year end December 31, 2024 the Company did not incur clinical expenses from MD Anderson related to the 2019 R&D Agreement, compared to the year ended December 31, 2023, the Company incurred clinical expenses of $0.8 million from MD Anderson related to the 2019 R&D Agreement.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 22,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $0.15 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of December 31, 2024, the milestones have not been met.

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

The Company incurred no expenses under this agreement in 2024, compared to $0.4 million in 2023.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

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

On October 13, 2023, the Company terminated the CRADA per its terms.

The Company did not record expenses under the CRADA for the year ended December 31, 2024, compared to $0.5 million for year ended December 31, 2023.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the year ended December 31, 2024, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement. During the year ended December 31, 2023, the Company did not incur any milestone expenses under this agreement, and the Company incurred $1 thousand in royalty expenses on sales under this agreement during the year ended December 31, 2023.

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

During the year ended December 31, 2024, the Company did not earn collaboration revenue and earned $10 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the year ended December 31, 2023, the Company did not earn collaboration revenue and earned $5 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement.

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

10.
Warrants

The following is a summary of the Company's warrant activity for the years ended December 31, 2024:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2022	145,236	$863.25	2.17
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2023	145,236	$268.50	1.17
Granted	-	-
Exercised	-	-
Forfeited	(118,684)	1,050
Outstanding, December 31, 2024	26,552	$28.50	2.75

11.
Restructuring

On August 14, 2023, the Company announced a strategic reprioritization of its business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, the Company reduced its workforce during the third and fourth quarters of 2023. During the year ended December 31, 2023, the Company recorded termination benefits of $1.3 million, recorded in restructuring costs within the statement of operations. The termination benefits were fully paid as of December 31, 2023. During the year ended December 31, 2024, the Company did not incur any restructuring costs.

12.
Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amounts of income tax expense for the years ended December 31, 2024 and 2023 differ from the amounts that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$154,634	$148,009
Start-up and pre-clinical studies	11,011	13,754
Research and development credit carryforwards	40,486	39,838
Stock-based compensation	699	681
Capitalized acquisition costs	1,050	1,570
Lease liability	—	—
Depreciation	1	1
Capitalized research expenses	5,400	7,176
Other	0	2
	213,281	211,031
Less valuation allowance	(213,281)	(211,031)
Total deferred tax assets	—	—

Right-of-use asset	—	—
Total deferred tax liabilities	$—	$—
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2024, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $737 million, of which approximately $342 million expire at various dates through December 31, 2037 and approximately $395 million can be carried forward indefinitely. The Company is reducing its approximately $498 million

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

of state net operating loss carryforwards to $0 as these state net operating loss carryforwards all related to Massachusetts filings and, as of December 31, 2023 the Company no longer had any employees or property in Massachusetts and, as a result, the Company will no longer have income tax nexus in Massachusetts or an income tax filing obligation after the year ended December 31, 2023. Additionally, the Company has approximately $40.5 million of federal and state research and development credits at December 31, 2024, expiring in varying amounts through 2043, which may be available to reduce future taxes. The Company has reduced its Massachusetts credits carryforward to $0.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $2,250 thousands in 2024 due primarily to the reduction of Massachusetts net operating loss carryforwards and Massachusetts research and development credits.

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

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Federal income tax at statutory rates	21%	21%
State income tax, net of federal tax benefit	(2)%	(92)%
Research and development credits	— %	2%
Research and development true-up	29%	(1)%
Stock-based compensation	0	—%
Federal/state rate change	0%	(3)%
Change in valuation allowance	(48)%	73%
Effective tax rate	—%	—%

The Company adopted ASC 740, Accounting for Uncertain Tax Positions on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the years ended December 31, 2024 and 2023.

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

13.
Stock Option Plan

The Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, in June 2020. As of December 31, 2024, there were 33,236 shares reserved for issuance and 142,745 shares available for future grant. The Company reserved 140,000 shares for issuance plus a carryover of 7,109 shares from the 2012 Plan for a total of 147,109 shares. In addition, returning shares from the 2012 Plan are available for issuance under the 2020 Plan.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

Stock option activity under the Company's stock options plans for the years ending December 31, 2024 and 2023 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	69,391	$276.00	8.69	$3
Granted	25,912	73.50
Exercised	-	-
Cancelled	(48,714)	177.00
Outstanding, December 31, 2023	46,589	$268.50	7.64	$—
Granted	13,289	10.84
Exercised	-	-
Cancelled	(26,641)	283.09
Outstanding, December 31, 2024	33,237	$153.79	7.15	$—
Options exercisable, December 31, 2024	23,903	$224.53	7.41	$—
Options available for future grant, December 31, 2024	142,745

The estimated weighted-average fair value of stock options granted to employees in the year ended December 31, 2024 was approximately $10.84 per share and was approximately $55.80 per share for the year ended December 31, 2023. On December 31, 2024, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $0.4 million, which is expected to be recognized over a weighted-average period of 1.29 years.

The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

For the Year Ended December 31,
	2024	2023
Risk-free interest rate	3.70 – 4.09%	3.51 – 4.01%
Expected life in years	5.04-6.06	5.06 – 6.25
Expected volatility	112.17 -170.50%	89.69 – 112.12%
Expected dividend yield	—%	—%

Restricted Stock

During the year ended December 31, 2023, 3,332 restricted shares vested with a weighted average exercise price of $179.4 and 2,928 restricted shares were cancelled with a weighted average exercise of $246.00. No restricted shares remained unvested at December 31, 2023.

For the year ended December 31, 2024 and 2023 the Company did not issue shares of restricted stock.

14. Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IRC, or the 401(k) Plan. The Company may make contributions to the 401(k) Plan at its discretion. The Company contributed approximately $0.0 million to the 401(k) Plan during the year ended December 31, 2024 and $0.2 million during the year ended December 31, 2023.

15. Segment Information

The CODM for the Company is the Chief Executive Officer (the "CEO"). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. This decision-making process reflects the way in which financial information is regularly reviewed and used by the CODM to evaluate performance, set

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

operational targets, forecast future financial results, and allocate resources. Accordingly, the Company has determined that it has a single reportable and operating segment related to biopharmaceutical research and development.

The Company’s CODM assesses financial performance and allocates resources based on consolidated operating results which are also reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes consolidated operating results by comparing actual results against budgeted amounts. As part of this process, consolidated net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development. The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	For the Years Ended December 31,
($ in thousands)	2024	2023
Revenues	$10	$5
Less segment expenses:
Research and development	340	16,279
General and administrative	4,436	12,219
Gain on lease modification	-	(298)
Restructuring costs	-	1,269
Property and equipment and right-of-use asset impairment	-	4,803
Total operating and segment expense	4,776	34,272
Plus:
Interest expense	-	(1,921)
Other income, net	133	1,048
Segment Net loss	$(4,633)	$(35,140)

16. Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this Annual Report on Form 10-K. Other than as described in the notes to the financial statements, the Company did not have any material subsequent events that impacted its financial statements or disclosures.