Form 10-K/A
period 2024-12-31
Alaunos Therapeutics, Inc.
filed 2025-04-30
CIK 1107421

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $10,801,553 on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 1,543,079 shares of common stock held by non-affiliates and a closing price of $7.00 as reported on the Nasdaq Capital Market on June 30, 2024. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 30, 2025, there were 1,639,521 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Alaunos Therapeutics, Inc. (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amended Filing”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated by reference in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of the fiscal year covered by the Original Filing. The Company is filing this Amended Filing to include the Part III Information because it may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

The Amended Filing does not amend, modify or otherwise update any other information in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, this Amended Filing does not reflect events that may have occurred subsequent to the Original Filing Date. Any capitalized terms not defined herein shall have the meaning set forth in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board

Our Board presently has four directors: Dale Curtis Hogue, Jr., Robert W. Postma, Jaime Vieser and Holger Weis. Each of Mr. Postma, Mr. Vieser and Mr. Weis was previously elected by the stockholders. Mr. Hogue was appointed as a member of our Board effective December 29, 2023 in connection with the termination of Mr. Kevin Boyle, Sr. and resignation of Ms. Mary Thistle. Robert Hofmeister, Ph.D. resigned as a director on April 15, 2025. There was no disagreement between Dr. Hofmeister and the Company.

Set forth below are the names and certain information about each of our directors as of April 30, 2025. The information presented includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. In addition, the table contains information about the specific and particular experience, qualifications, attributes or skills of each current director and each nominee for director at the Annual Meeting that led the corporate governance and nominating committee to believe that such current director was appropriate for nomination at a previous annual meeting of stockholders or otherwise and, in the case of each nominee for director at the Annual Meeting, that such nominee should serve on the Board following election at the Annual Meeting.

Name	Positions and Offices Held	Director Since	Age
Dale Curtis Hogue, Jr.	Interim Chief Executive Officer and Director	2023	56
Robert W. Postma	Director	2021	71
Jaime Vieser	Director	2020	55
Holger Weis	Director	2020	62

Under our director resignation policy, any nominee in an uncontested election who does not receive a majority of the votes cast (i.e. receives a greater number of votes “withheld” from his or her election than votes “for” in such election) shall submit his or her offer of resignation for consideration by the corporate governance and nominating committee of the Board (the “corporate governance and nominating committee”). The corporate governance and nominating committee shall consider all of the relevant facts and circumstances and recommend to the Board the action to be taken with respect to such offer of resignation, and the Board will then act on such recommendation.

Our corporate governance and nominating committee seeks to assemble a Board that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and management experience necessary to oversee and direct our business. The corporate governance and nominating committee maintains a goal of recruiting members who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that the corporate governance and nominating committee views as critical to effective functioning of the Board.

None of the directors are related by blood, marriage or adoption to any of our other directors or executive officers.

Mr. Hogue, our Interim Chief Executive Officer and a director, was appointed as a non-employee director in December 2023, prior to his appointment as interim Chief Executive Officer in January 2024.

Dale Curtis Hogue, Jr. Director

Mr. Hogue was appointed our interim Chief Executive Officer in January 2024 and a member of our Board in December 2023. Mr. Hogue has worked for over 20 years in various roles on both the buy- and sell-side covering biotechnology and pharmaceutical equities. Most recently, he founded Dune Lake Capital, a family office focused on the healthcare industry. Mr. Hogue spent almost 8 years as a senior analyst at Discovery Capital Management where he covered global healthcare stocks including US therapeutics, Japanese pharmaceuticals and European pharma & biotech. Early in his career, he worked as a research scientist and as a patent examiner at the US Patent & Trademark Office. Mr. Hogue holds an MBA from Duke University, an MS in Biotechnology from the Johns Hopkins University and a BS in Physics form James Madison University.

Our Board believes that Mr. Hogue’s management and industry experience, as well as his financial expertise, qualify him to serve on our Board.

Robert W. Postma Director

Mr. Postma has served as a member of our Board since February 2021. Mr. Postma has also served as the president of WaterMill Asset Management Corp. (“WaterMill”), a company which he founded in July 1999. WaterMill actively trades in municipal bonds and equities, using the funds of Mr. Postma. Mr. Postma has over 44 years of trading experience and received a B.A. in Business and Economics from Lafayette College.

Our Board believes that Mr. Postma’s management and trading experience allows Mr. Postma to provide financial guidance to us and qualifies him to serve on our Board.

Jaime Vieser Director

Mr. Vieser has served as a member of our Board since December 2020. Mr. Vieser currently manages Brushwood LLC, a private investment firm. From 2010-2017, he was a Managing Partner and co-principal of Castle Hill Asset Management LLC, a $2.7 billion asset manager and hedge fund focusing on high yield and distressed debt. Prior to founding Castle Hill, Mr. Vieser was responsible for Deutsche Bank’s High Yield Sales and Trading Group in London from 1998 to 2008. Mr. Vieser originally joined Bankers Trust in New York in 1994 and worked in the Investment Banking/Leveraged Finance division. Mr. Vieser graduated from the University of Michigan with a degree in Economics and from the Cox School of Business at Southern Methodist University with a Master’s in Business Administration.

Our Board believes that Mr. Vieser’s financial expertise and investment experience allows Mr. Vieser to provide business guidance to us and qualifies him to serve on the Board.

Holger Weis Director

Mr. Weis has served as a member of our Board since December 2020. Mr. Weis continues to serve as the principal of Weis Advisors, Inc., a company that provides consulting services to life science companies, since founding the company in April 2018. Prior to that, he served in a number of roles at DemeRx, Inc., a clinical stage pharmaceutical company developing non-addictive treatments for drug addiction, including serving as Chief Operating Officer and Chief Financial Officer from December 2011 to July 2017, and also as President from September 2014 to July 2017, and as a Consultant from July 2017 to April 2018. Earlier in his career, Mr. Weis served as the Chief Financial Officer of EnSA Holdings, LLC, a company that focuses on environmentally sustainable agriculture techniques and technologies for the production of rice, from August 2010 to November 2011. From 2006 to 2010, he served as the Vice President & Chief Financial Officer, Secretary and Treasurer of NovaVision, Inc., a therapeutic and diagnostic vision restoration company. Prior to that, he served as the Chief Financial Officer & Treasurer of GMP Companies, Inc., a company that develops and commercializes pharmaceutical, medical device and diagnostic technologies, from 2000 to 2005. Mr. Weis served as a Senior Manager at Ernst & Young, a multinational professional services company, from 1986 to 2000. Mr. Weis has co-authored a number of scientific papers and presentations and is an inventor on a number of patents and patent applications. Mr. Weis also serves on the board of directors of Jupiter NeuroSciences, Inc. Mr. Weis received a Bachelor of Business Administration in Accounting from the University of Georgia and is a Certified Public Accountant.

Our Board believes that Mr. Weis’ management and industry experience, as well as his financial expertise, qualifies him to serve on the Board.

Agreement to Appoint Directors

Mr. Postma, Mr. Vieser and Mr. Weis were all originally nominated for election as directors at our 2022 annual meeting pursuant to a settlement agreement, dated February 4, 2021 (the “WaterMill Settlement Agreement”), with WaterMill Asset Management Corp. and Robert W. Postma (collectively, the “WaterMill Parties”). The WaterMill Settlement Agreement is no longer in effect and none of the directors originally nominated pursuant to its terms were nominated pursuant to the agreement for our 2025 annual meeting.

Our Executive Officers

Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information concerning our executive officers as of April 30, 2025.

Name	Position(s)	Age
Dale Curtis Hogue, Jr.	Interim Chief Executive Officer and Director	56
Ferdinand Groenewald	Vice President, Finance	40
Melinda Lackey	Legal & Administration, Corporate Secretary	48

Dale Curtis Hogue, Jr. Interim Chief Executive Officer and Director	Mr. Hogue’s biography is included above under the section titled “Our Board.”
Ferdinand Groenewald Vice President, Finance

Mr. Groenewald was appointed to be our Vice President, Finance in February 2025. Since July 2023, Mr. Groenewald, age 40, has served in several capacities at the CFO Squad, which provides outsourced accounting and consulting services. From January 2, 2023 to July 31, 2023, Mr. Groenewald had served as the Chief Accounting Officer of Muscle Maker, Inc., a Nasdaq-listed company. From September 2018 to January 2, 2023, Mr. Groenewald served as the Chief Financial Officer of Muscle Maker, Inc. From January 25, 2018 through July 3, 2018, Mr. Groenewald served as the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer of Muscle Maker, Inc., Muscle Maker Development, LLC and Muscle Maker Corp., LLC. In addition, from October 2017 through July 3, 2018, he served as the controller of Muscle Maker, Inc. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, he served as senior financial reporting accountant of Wrinkle Gardner & Company, a full-service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC, where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa. Mr. Groenewald has served as a member of the Board of Directors of (i) HeartCore Enterprises, Inc., a company listed on the Nasdaq Capital Market, since January 24, 2023; (ii) SYLA Technologies Co., Ltd., a publicly reporting company that is listed on the Nasdaq Capital Market, since December 1, 2023; and (iii) Sushi Ginza Onodera, Inc., a company that has publicly filed a registration statement on Form S-1 in connection with its initial public offering, since July 1, 2024.

Melinda Lackey, Legal & Administration, Corporate Secretary

Ms. Lackey joined as our Senior Vice President, Legal & Administration in November 2021. She previously served as Counsel for Hogan Lovells from August 2021 until November 2021, where she supported life sciences companies at all stages with a focus on licensing and intellectual property. Ms. Lackey previously served as legal counsel Kuur Therapeutics, Inc. (and after its acquisition by Athenex, Inc., Athenex) from June 2018 until August 2021. Before industry, Ms. Lackey practiced law for 10 years focusing on intellectual property strategy and patent litigation from March 2008 until June 2018. Ms. Lackey has a J.D. from University of Houston Law Center (2007) and graduated from Texas Tech Health Sciences Center with an M.S. in medical microbiology and immunology (2003), focusing on molecular biology and immunology and a B.S. in Microbiology from Texas Tech University (1998).

There are no family relationships among any of our directors, director nominees or executive officers. None of our executive officers is related by blood, marriage or adoption to any of our directors, director nominees or other executive officers.

FURTHER INFORMATION REGARDING THE BOARD AND CORPORATE GOVERNANCE

This section provides further information regarding the Board and the independence of our directors and describes key Corporate Governance Guidelines (the “Corporate Governance Guidelines”) and practices that we have adopted.

Independence of the Board

Our Board has undertaken a review of the independence of our directors and considered whether any director has a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a member of our Board. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, the Board has determined that all of our directors, other than Mr. Hogue, are “independent directors,” as such term is defined in Nasdaq Rule 5605(a)(2). In making these determinations, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure

On September 22, 2023, the Board appointed Mr. Weis to serve as its Chair. Prior to that, Mr. Weis had served as a member and chair of the audit committee for all of 2023 and 2022. The Board has elected to separate the chair function from that of the interim Chief Executive Officer, who serves as our principal executive officer, due to a belief that separating these functions, and empowering a non-executive director to chair the Board meetings, reinforces the independence of the Board in its oversight of our business and affairs. In addition, we believe that having a chair separate from the Chief Executive Officer creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interest of the Company and our stockholders. As a result, we believe that having a chair separate from the Chief Executive Officer can enhance the effectiveness of the Board as a whole.

Director Attendance at Board and Stockholder Meetings

The Board met 19 times during 2024, either in person, by teleconference or videoconference. Each current director attended at least 90% of the aggregate number of meetings of the Board and of the committees on which he or she served which were held during 2024 or the portion thereof that he or she served as a director or committee member.

As provided in our Corporate Governance Guidelines, we encourage attendance at our annual meetings by members of the Board. All of the then-current directors attended our 2024 annual meeting of stockholders either in person or by teleconference.

Board Committees

The Board has established three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Each committee operates under a charter that has been approved by the Board. Current copies of each committee’s charter are posted on the “Investors—Corporate Governance” section of our website, www.alaunos.com. Our website and its contents are not incorporated into this proxy statement.

The members of the committees are as follows:

	Audit		Compensation		Corporate Governance and Nominating
Robert J. Hofmeister, Ph.D.(1)			X	*	X
Robert W. Postma	X		X		X	*
Jaime Vieser	X				X
Holger Weis	X	*	X

(1) Dr. Hofmeister resigned from the Board on April 15, 2025.

* Committee Chairperson

Audit Committee

The current members of the audit committee are Mr. Weis, who serves as the committee’s Chair, Mr. Postma and Mr. Vieser. As set forth in the audit committee charter, the primary responsibility of the audit committee is to oversee our financial reporting processes and internal control system on behalf of the Board. In that regard, the audit committee is responsible for, among other things, the appointment, compensation, retention and oversight of the work performed by the independent registered public accounting firm employed by us.

Each member of the audit committee is an “independent director,” as such term is defined in Nasdaq Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting. The Board has determined that at least one member of the audit committee, Mr. Weis, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

The audit committee held six meetings during 2024.

Compensation Committee

The current members of the compensation committee are Mr. Postma and Mr. Weis. As of April 30, 2025, the new chair of the compensation committee has not been elected yet. As set forth in the compensation committee charter, the compensation committee reviews our compensation policies and practices and makes recommendations to the Board in connection with all compensation matters affecting our executive officers. Dr. Robert Hofmeister served as the chair of the Compensation Committee in 2024 and through April 15, 2025 when he resigned from the Board.

Each member of the compensation committee is an “independent director,” as such term is defined in Nasdaq Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.

The compensation committee held six meetings during 2024.

Corporate Governance and Nominating Committee

The current members of the corporate governance and nominating committee are Mr. Postma, who serves as the committee’s Chair, and Mr. Vieser. As set forth in the corporate governance and nominating committee charter, the primary responsibility of the corporate governance and nominating committee is to consider and make recommendations to the Board concerning the appropriate size, function and needs of the Board and its committees. In that regard, the corporate governance and nominating committee is, among other things, responsible for establishing criteria for membership on the Board, recruiting and recommending candidates to fill newly created or vacant positions on the Board and reviewing any candidates recommended by stockholders. In addition, the corporate governance and nominating committee evaluates and assesses the performance of the Board as a whole and its committees.

Each member of the corporate governance and nominating committee is an “independent director,” as such term is defined in Nasdaq Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.

The corporate governance and nominating committee held two meetings during 2024.

Director Nomination Process

The corporate governance and nominating committee (or a subcommittee thereof) recruits and considers director candidates and presents qualified candidates to the full Board for consideration in accordance with the Corporate Governance Guidelines and the corporate governance and nominating committee’s charter, which is available on our website. Our website and its contents are not incorporated into this proxy statement. The Board and the corporate governance and nominating committee will consider the minimum general criteria set forth in the Corporate Governance Guidelines and may add any specific additional criteria with respect to specific searches in selecting candidates and existing directors for service on the Board. The corporate governance and nominating committee considers a nominee’s education, general business and industry experience, ability to act on behalf of stockholders, potential concerns regarding independence or conflicts of interest and other factors relevant in evaluating Board nominees.

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

Our Board continues to ensure that our corporate governance policies reflect the importance our Board places on diversity. More specifically, our policies emphasize our commitment to seeking to attain diversity and balance among directors of race, gender, geography, thought, viewpoints, backgrounds, skills, experience, and expertise. As a result, under our policies any search firm retained to assist the corporate governance and nominating committee in seeking candidates for the Board will be instructed to seek to include diverse candidates in terms of race, gender, geography, thought, viewpoints, backgrounds, skills, experience, and expertise from, among other areas, the traditional corporate environment, government, academia, private enterprise, non-profit organizations, and professions such as accounting, finance, marketing, human resources, and legal services.

Qualified candidates will be considered without regard to race, color, religion, sex, ancestry, national origin or disability, and the corporate governance and nominating committee will consider director candidates recommended by security holders. If the corporate governance and nominating committee approves a candidate for further review following an initial screening, the corporate governance and nominating committee will establish an interview process for the candidate. Generally, the candidate will meet with at least one member of the corporate governance and nominating committee, along with other members of the Board and management, including our Chief Executive Officer. Contemporaneously with the interview process, the corporate governance and nominating committee will conduct a comprehensive conflicts-of-interest assessment of the candidate. The corporate governance and nominating committee will consider reports of the interviews and the conflicts-of-interest assessment to determine whether to recommend the candidate to the full Board. The corporate governance and nominating committee will also take into consideration the candidate’s personal attributes, including, without limitation, personal integrity, loyalty to us and concern for our success and welfare, willingness to apply sound and independent business judgment, awareness of a director’s vital part in our good corporate citizenship and image, time available for meetings and consultation on our matters and willingness to assume broad, fiduciary responsibility.

Risk Management and Oversight

One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our corporate governance and nominating committee monitors the effectiveness of our Corporate Governance Guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking.

In carrying out their risk oversight functions, the Board and its committees routinely request and review management updates, reports from the independent auditors and legal and regulatory advice from outside experts, as appropriate, to assist in discerning and managing important risks that may be faced by the Company. The Board is committed to continuing to evolve its risk oversight practices as appropriate given the fast-paced changes in the biotechnology industry.

Stockholder Communications with Directors

We have established means for stockholders and others to communicate with the Board or individual directors. If a stockholder wishes to address a matter regarding our financial statements, accounting practices or internal controls, the matter should be submitted in writing addressed to the chairperson of the audit committee in care of the Secretary at our principal executive offices at 2617 Bissonnet, Suite 233, Houston TX 77005. If the matter relates to our governance practices, business ethics or corporate conduct, it should be submitted in writing addressed to the chairperson of the corporate governance and nominating committee in care of the principal financial officer at our principal executive offices at the address stated above. If a stockholder wishes to address a communication to an individual director, it should be submitted in writing addressed to such individual director in care of the principal financial officer at our principal executive offices at the address stated above. If a stockholder is unsure where to direct a communication, the stockholder may direct it in writing to the chairperson of the audit committee, or to any one of our independent directors, in care of the principal financial officer at our principal executive offices at the address stated above. All of these stockholder communications will be forwarded by the principal financial officer to the addressee.

Code of Ethics and Business Conduct

The Board adopted a Code of Ethics and Business Conduct to be applicable to all officers, directors and employees. The Code of Ethics and Business Conduct is intended to be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. In addition to provisions that are applicable to officers, directors and employees generally, the Code of Ethics and Business Conduct contains provisions that are specifically applicable to our Chief Executive Officer and senior financial officer(s). The Code of Ethics and Business Conduct is available on our website at www.alaunos.comand a copy may be obtained without charge upon written request to our Legal department at our principal executive offices at 2617 Bissonnet, Suite 233, Houston, TX 77005. Our website and its contents are not incorporated into this proxy statement.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to ensure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, Board composition and selection including diversity, Board meetings and involvement of senior management, Interim Chief Executive Officer performance evaluation and succession planning, and Board committees and compensation.

Whistleblower Policy

We have adopted a whistleblower policy applicable to our employees that provides for protection from retaliation or discrimination by the Company due to reporting issues relating to compliance with applicable laws and regulations.

Clawback Policy

The Board has adopted a compensation clawback policy which provides for the recoupment of incentive-based compensation in the event of an accounting restatement. The clawback policy is intended to comply with Section 10D of the Exchange Act, the rules promulgated thereunder by the SEC, and applicable Nasdaq listing standards. In the event we are required to prepare an accounting restatement (as defined in the clawback policy), any executive officer who received excess compensation (as defined in the clawback policy) during the three completed fiscal years preceding the date of the accounting restatement will be required to repay or forfeit such excess compensation.

Corporate Governance Documents

Please visit our investor relations website at www.alaunos.com for additional information on our corporate governance, including: the charters approved by the Board for the audit committee, compensation committee and nominating and governance committee, and our Code of Ethics and Business Conduct.

In the event of any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we will promptly post on our website relevant information regarding the amendment or waiver, including the date and the nature of the event. Our website and its contents are not incorporated into this proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to the 2024 fiscal year were timely made.

Policy Prohibiting Insider Trading and Related Procedures.

Our insider trading policy has been reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and Nasdaq listing standards. Our Insider Trading Policy was filed as Exhibit 19.1 to our Original Filing.

Item 11. Executive Compensation

Named Executive Officers

Our named executive officers for 2024 and the positions they held with the company as of April 30, 2025 are:

•
Dale Curtis Hogue, Jr., our interim Chief Executive Officer;
•
Ferdinand Groenewald, our Vice President, Finance;
•
Melinda Lackey, who leads our Legal & Administration and is corporate secretary of the Company;
•
Kevin S. Boyle, Sr., our former Chief Executive Officer until December 2023 and served as a consultant to the Company from January 2024 through June 2024; and
•
Drew Deniger, our former VP, Research and Development until November 2023.

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to or earned by our named executive officers.

Name of Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Dale Curtis Hogue, Jr. (2)	2024	233,974	-	-	59,880	14,490(3)	308,344
Interim Chief Executive Officer	2023	-	-	-	11,090	37,063	48,153
Ferdinand Groenewald(4)	2024	-	-	-	3,087	159,217(5)	162,304
Vice President, Finance	2023	-	-	-	-	-	-
Melinda Lackey (6)	2024	-	-	-	3,087	427,283(7)	430,370
Legal & Administration, Corporate Secretary	2023	312,084	130,000	-	76,620	313,033 (8)	831,737
Kevin S. Boyle, Sr. (9)	2024	317,500	-	-	-	75,000(10)	392,500
Former Chief Executive Officer	2023	617,836	270,000		689,580	409,529(11)	1,986,946
Drew Deniger (12) Former VP, Research and Development	2023	317,757	103,672	-	47,888	264,035(13)	733,352

(1) These amounts have been calculated in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of these restricted stock awards and stock options, please see Note 3 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts reflect our accounting expense for these restricted stock awards and stock options and do not correspond to the actual value that may be recognized by our named executive officer.

(2) Mr. Hogue was appointed as interim Chief Executive Officer on January 20, 2024.

(3) Of such amount, $825 represents the dollar value of the reimbursement of cell phone charges by Mr. Hogue during 2024 and the remaining amount represents the amount we reimbursed for Mr. Hogue’s health insurance premiums.

(4) Mr. Groenewald was contracted to act as the VP, Finance on a consulting basis for the Company on February 22, 2024.

(5) This amount reflects the total compensation payments made to Mr. Groenewald in 2024.

(6) Ms. Lackey employment was terminated on November 15, 2023, and where upon she was engaged as a consultant. Ms. Lackey continued to served as a consultant to the Company during 2024.

(7) This amount reflects the total payments made to Ms. Lackey pursuant to a consulting agreement during 2024.

(8) Of such amount, $44,998 represents a one-time retention bonus, $193,846 represents a one-time separation payment, $489 represents the dollar value of group term life insurance premiums we paid for the benefit of Ms. Lackey during 2023, $60,000 pursuant to a consulting agreement post separation and the remaining amount represents the amount we contributed to Ms. Lackey’s 401(k) plan account pursuant to our matching program.

(9) Mr. Boyle was terminated on December 22, 2023.

(10) Mr. Boyle served as a consultant to the Company from January 2024 through June 2024. This amount reflects the total payments made to Mr. Boyle in 2024.

(11) Of such amount, $331,989 represents a one-time separation payment that was January of 2024, $56,171 paid for unused vacation time upon separation, $1,585 represents the dollar value of group term life insurance premiums we paid for the benefit of Mr. Boyle during 2023 and the remaining amount represents the amount we contributed to Mr. Boyle’s 401(k) plan account pursuant to our matching program. Of such amount, $518 represents the dollar value of group term life insurance premiums we paid for the benefit of Mr. Boyle during 2023, and the remaining amount represents the amount we contributed to Mr. Boyle’s 401(k) plan account pursuant to our matching program.

(12) Dr. Deniger was terminated on November 15, 2023.

(13) Of such amount, $45,623 represent a one-time retention bonus, $182,500 represents a separation payment, $16,846 paid for unused vacation time upon separation, $331 represents the dollar value of group term life insurance premiums we paid for the benefit of Dr. Deniger during 2023, and the remaining amount represents the amount we contributed to Dr. Deniger’s 401(k) plan account pursuant to our matching program. Of such amount, $340 represents the dollar value of group term life insurance premiums we paid for the benefit of Dr. Deniger during 2023, and the remaining amount represents the amount we contributed to Dr. Deniger’s 401(k) plan.

Narrative to the Summary Compensation Table

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Mr. Hogue was employed as interim CEO in 2024 and so has not yet undergone his annual performance review or any salary adjustments related to the same.

Name	Title	2024 Base Salary ($)	2023 Base Salary ($)	Percent Increase (%)
Dale Curtis Hogue Jr.	Interim Chief Executive Officer	$250,000	$-	N/A

Equity Compensation

Our compensation committee believes that long-term equity incentive compensation is a critical component of our executive compensation program that links the interests of our executive officers with those of our stockholders. In 2024 and 2023, equity-based awards for our executive officers were granted in the form of stock options. Stock options align executives’ realizable compensation with the creation of stockholder value and serve as an effective long-term incentive vehicle to retain talent and incentivize performance. Executives only realize value from options if our stock price increases following the grant date.

Stock options granted to our executive officers vest over four years, with 1/16th of the options vesting each quarter.

Other Compensation

We provide certain additional benefits to executive officers that are generally available to all employees, including medical, dental, vision and life insurance coverage either directly or by reimbursement, as well as 401(k) matching contributions.

Employment and Change in Control Agreements

We had the following employment agreements in place with our named executive officers in 2024. On January 20, 2024 the Board appointed Dale Curtis Hogue, Jr. as Interim Chief Executive Officer of the Company. On January 21, 2024, the Company entered into an employment agreement with Mr. Hogue, under which he will receive an annual base salary of $250,000. In addition, Mr. Hogue was awarded 40,000 shares of common stock of the Company with an exercise price of $18.00.

Consulting Agreement with Kevin S. Boyle, Sr.

Mr. Boyle served as our Chief Executive Officer from August 2021 pursuant to an employment agreement entered into in August 2021 until December 22, 2023. Mr. Boyle had an at-will employment relationship with us. Mr. Boyle’s employment agreement required us to take all steps necessary to elect Mr. Boyle to our Board in connection with his hiring.

Boyle Separation and Consulting Agreement

On December 22, 2023, we entered into a Separation and Release Agreement, effective December 22, 2024, with Kevin S. Boyle, Sr. (the “Boyle Separation Agreement”), the Company’s Chief Executive Officer, in connection with Mr. Boyle’s termination. Pursuant to the terms of his employment agreement, upon his termination Mr. Boyle was deemed to automatically resign from our Board of Directors.

The Boyle Separation Agreement superseded in full all of the terms of Mr. Boyle’s employment agreement. Pursuant to the terms of the Separation Agreement, and subject to customary conditions, we agreed to pay Mr. Boyle a one-time separation payment in an amount equal to six months of Mr. Boyle’s base salary and the cost of six months of COBRA premiums for Mr. Boyle, or approximately $331,990 less all applicable income and payroll taxes, deductions and withholdings which was paid in 2024. Mr. Boyle has agreed to make himself reasonably available to us to provide information related to his transition. The Boyle Separation Agreement also provides for a customary mutual release of all claims by us and Mr. Boyle against one another.

We also entered into a consulting agreement (the “Boyle Consulting Agreement”), effective January 1, 2024, with Mr. Boyle pursuant to which he will continue providing strategic and advisory services to us. The Boyle Consulting Agreement continued for a period of six months. The Boyle Consulting Agreement provided for compensation at a fixed rate of $15,000 per month and reimbursement for any usual and customary expenses incurred by Mr. Boyle in connection with performing services pursuant to the Boyle Consulting Agreement.

Consulting Agreement with Ms. Lackey

We entered into a consulting agreement (the “Lackey Consulting Agreement”), effective November 16, 2024, with Ms. Lackey pursuant to which Ms. Lackey will continue providing legal services to us, including assisting in its ongoing exploration of strategic alternatives. The Lackey Consulting Agreement will continue indefinitely until terminated by the Company or Ms. Lackey upon 30 days prior written notice. The Lackey Consulting Agreement provides for compensation at a fixed rate of $400 per hour and reimbursement by the Company for any usual and customary expenses incurred by Ms. Lackey in connection with performing services pursuant to the Lackey Consulting Agreement.

Consulting Agreement with Mr. Groenewald

We entered into a consulting agreement (the “Groenewald Consulting Agreement”), effective February 22, 2024, with Mr. Groenewald pursuant to which Mr. Groenewald will act as our Vice President, Finance, including assisting in our ongoing exploration of strategic alternatives. The Groenewald Consulting Agreement will continue indefinitely until terminated by the Company or Mr. Groenewald upon 30 days prior written notice. The Groenewald Consulting Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Groenewald Consulting Agreement.

Role of our Compensation Committee, Management and Consultant

Compensation Committee

Our compensation committee is responsible for reviewing, evaluating, approving, administering and interpreting our executive compensation and benefits policies, programs and plans, including our equity compensation plans. In particular, with respect to the compensation of our named executive officers, our compensation committee is responsible for reviewing and recommending to the outside, independent and non-employee members of the Board the compensation levels and performance goals relevant to the compensation of these officers, and for evaluating the officers’ performance in light of those goals and objectives. The outside, independent and non-employee members of the Board approved the compensation committee’s recommendations for the 2024 compensation of our named executive officers.

Management

Our human resources, finance and legal departments work with our interim Chief Executive Officer (the “Management Team”) to design and develop new executive compensation programs, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, to prepare peer group data comparisons and to prepare other briefing materials for consideration by the compensation committee and ultimately, to implement the decisions of the compensation committee.

The Management Team recommends to the compensation committee for its discussion and ultimately, approval, proposed corporate performance and strategic goals and their relative weighting for the upcoming fiscal year, and provides input on the level of attainment of the prior year’s strategic goals, for purposes of determining awards under the annual performance bonus plan for all our executives, including the Interim Chief Executive Officer. For executives other than the Interim Chief Executive Officer, the compensation committee will consider the individual performance of the executives, as assessed by the Interim Chief Executive Officer, and the compensation recommendations submitted to the compensation committee by the Interim Chief Executive Officer. Our Interim Chief Executive Officer and other members of management generally attend our compensation committee meetings for a portion of the meeting. No executive officer was present for or voted in the compensation committee or the Board’s final determinations regarding the amount of any component of his or her own 2024 compensation package.

Consultant

In June 2024, our compensation committee engaged Pearl Meyer and Partners, LLC. (“Pearl Meyer”) as its independent compensation consultant. Pearl Meyer provided independent market findings to the compensation committee and has provided advice to the compensation committee as to employee director compensation, Interim Chief Executive Officer compensation and non-employee director compensation in 2024. The Company utilized FW Cook in 2023. Pearl Meyer was determined to be free of conflicts of interest and able to operate as an independent compensation advisor. As part of its duties, Pearl Meyer provided the compensation committee with the following services:

•
completed a competitive analysis of our 2024 executive compensation programs;
•
prepared a competitive analysis of the Board’s compensation program, including observations and recommendations; and
•
prepared a competitive analysis of the Board’s compensation program, including observations and recommendations.

Trading Policy – Hedging and Certain Transactions

We have a policy that prohibits our executive officers, directors and other members of management from engaging in short sales, transactions in put or call options, pledging transactions, hedging transactions or other inherently speculative transactions with respect to our stock. Any violation of these policies may result in disciplinary action, including dismissal for cause.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information regarding option awards and restricted stock awards held as of December 31, 2024 by our named executive officers.

Option Awards	Stock Awards

	Number of Securities Underlying Unexercised Options		Option Exercise Price ($/Sh) (1)	Option Expiration Date	Shares or Units of Stock That Have Not Vested
Name	Exercisable (#)	Unexercisable (#)			Number (#)	Market Value ($)(2)

Dale Curtis Hogue Jr.	1,000	667	$ 10.50
	277	-	$ 10.50
	4,000	334	$ 18.00

Ferdinand Groenewald	1,500	1,406	$ 2.42	8/13/2034

Melinda Lackey	1,387	617	$ 183.00	12/9/2031
	925	540	$ 315.00	9/14/2032
	1,167	750	$ 75.00	3/15/2033
	1,500	1,406	$ 2.42	8/13/2034

(1) Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date.

(2) Market values are calculated based on the closing market price of our common stock as reported on the Nasdaq Capital Select Market on December 31, 2024, which was $1.91 per share.

Stockholder Engagement

In 2024, our stockholder engagement included individual investor meetings with stockholders and prospective stockholders. Conversations spanned topics including, but not limited to, clinical development plans and corporate strategy.

We believe that ongoing, appropriate, and transparent communication with our stockholders is critical to our success long-term. We will continue to have a strong stockholder engagement program and communicate with our stockholders and prospective stockholders through our press releases, investor conferences, SEC filings, individual meetings and investor presentations. We believe that all of these communications together enable us to have a meaningful two-way dialogue, where the management team and Board can better listen to and understand stockholder perspectives, answer questions, and provide context to ongoing activities. Over the course of 2024, our stockholders have provided us with valuable feedback and external viewpoints that inform how we think about our business and strategy, and we are committed to continuing this dialogue.

On August 14, 2023, we announced a strategic reprioritization of our business and wind down of its TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we reduced our workforce by approximately 95% to date and continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. We engaged Cantor Fitzgerald & Co., or Cantor, to act as strategic advisor for this process. Separately, we are evaluating several potential in-licensing opportunities in obesity, oncology and virology.

Pay Versus Performance

The following table and related disclosure provide information about (i) the “total compensation” of our Chief Executive Officer, and our other named executive officers (the “Other NEOs” or the “Non-CEO NEOs”) as presented in the “Summary Compensation Table” included elsewhere in this proxy statement, (ii) the “compensation actually paid” to our Chief Executive Officer and our Other NEOs, as calculated pursuant to the SEC’s pay-versus-performance rules, (iii) certain financial performance measures and (iv) the relationship of the “compensation actually paid” to those financial performance measures.

This disclosure has been prepared in accordance with Item 402(v) of Regulation S-K under the Exchange Act, and does not necessarily reflect value actually realized by the executives or how our compensation committee evaluates compensation decisions in light of company or individual performance.

Year	Summary Compensation Table Total for PEO: Boyle (1)	Compensation Actually Paid to PEO: Boyle(2)(3)					Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-CEO NEOs(1)(2)(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Income (Loss) (in thousands)
			Summary Compensation Table Total for PEO: Hagen(1)	Compensation Actually Paid to PEO: Hagen (2)(3)	Summary Compensation Table Total for PEO: Cooper(1)	Compensation Actually Paid to PEO: Cooper (2)(3)
2024	$308,344	$354,483	N/A	N/A	N/A	N/A	$296,337	$446,459	$3.66	$(4.679)
2023	$1,716,946	$1,459,330	N/A	N/A	N/A	N/A	$665,709	$594,363	$ 2.78	$ (35,410)
2022	$1,792,818	$1,841,265	N/A	N/A	N/A	N/A	$856,928	$486,598	$ 5.79	$ (37,730)

(1) Mr. Hogue served as our only PEO in 2024. Mr. Boyle served as our only PEO in 2023 and 2022. The Non-PEO NEOs for whom the average compensation is presented in this table for 2024 are Ms. Lackey and Mr. Groenewald and for 2022 and 2023 are Dr. Deniger and Ms. Lackey.

(2) The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.

(3) Compensation Actually Paid reflects the exclusions and inclusions for the CEO and the Non-CEO NEOs set forth below. Amounts excluded, which are set forth in the “Minus Stock and Option Awards from Summ. Comp. Table” columns below, represent the Stock Awards and Option Awards reported in the Stock Awards and Option Awards columns of the Summary Compensation Table for each applicable year. Amounts added back to determine Compensation Actually Paid are made up of the following components which are set forth in the table below, as applicable: (i) the fair value as of the end of the fiscal year of outstanding and unvested equity awards granted in that year; (ii) the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; (iii) the fair value as of the vesting date of equity awards that were granted and vested in that year; and (iv) the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year. The fair value at the end of the prior year of awards granted in any prior year that failed to meet applicable vesting conditions during the covered year are subtracted, although there were no such awards for the CEO or the Non-CEO NEOs in 2022 or 2023. Equity values are calculated in accordance with ASC Topic 718.

(4) Reflects the cumulative shareholder return over the relevant fiscal year, computed in accordance with SEC rules, assuming an investment of $100 in our common shares at a price per share equal to the closing price of our common stock on the last trading day before the commencement of the applicable fiscal year and the measurement end point of the closing price of our common stock on the last trading day in the applicable fiscal year. For 2024, the closing price of our common stock on December 31, 2024 was $1.91. For 2023, the closing price of our common stock on December 31, 2023 was $10.61. For 2022, the closing price of our common stock on December 31, 2022 was $97.37

Year	Summary Comp. Table Total for PEO	Minus Stock and Option Awards from Summ. Comp. Table	Plus Year-End Fair Value of Outstanding Unvested Awards Granted During Year	Plus Change in Fair Value of Unvested Awards Granted in Prior Years	Plus Fair Value of Awards Granted and Vested During Year	Plus Change in Fair Value of Prior Years’ Awards Vested During Year	Minus Fair Value of Stock and Option Awards Forfeited During Year	Comp. Actually Paid to PEO
2024 - Curtis Hogue	$308,344	$(11,090)	$-	$-	$-	$56,661	$-	$354,483
2023 – Kevin Boyle	$1,716,946	$(689,580)	$-	$-	$-	$679,749	$(247,749)	$1,459,330

2022 – Kevin Boyle	$1,792,818	$(904,000)	$795,785	$(685,522)	$354,781	$487,403	—	$1,841,265

Year	Avg. Summary Comp. Table Total for Other NEOs	Minus Avg. Stock and Option Awards from Summ. Comp. Table	Plus Avg. Year-End Fair Value of Outstanding Unvested Awards Granted During Year	Plus Avg. Change in Fair Value of Unvested Awards Granted in Prior Years	Plus Avg. Fair Value of Awards Granted and Vested During Year	Plus Avg. Change in Fair Value of Prior Years’ Awards Vested During Year	Minus Fair Value of Stock and Option Awards Forfeited During Year	Average Comp. Actually Paid to Other NEOs
2024	$296,337	$(3,087)	—	—	$606	$(7,343)	—	$286,513
2023	$665,709	$(62,254)	—	—	$10,904	$(19,996)	—	$594,363
2022	$856,928	$(386,561)	$87,953	$(66,031)	$5,427	$(11,117)	—	$486,598

DIRECTOR COMPENSATION

Non-Employee Director Compensation

In 2024, each of our non-employee directors was compensated as described below pursuant to our non-employee director compensation policy:

•
an annual cash retainer fee of $50,000 for service on the Board; and
•
additional annual cash retainer fees for board committee service as follows:

	Chair	Member
Audit Committee	$20,000	$12,000
Compensation Committee	15,000	9,000
Corporate Governance and Nominating Committee	10,000	6,000

The chair of our Board also received further annualized cash compensation of $30,000 for 2024. All cash retainers are to be paid on a quarterly basis in arrears to non-employee directors who continue to serve as members of the Board on the last business day of each calendar quarter.

In addition, in connection with a director’s initial election to the Board, he or she receives options to purchase 2,560 shares of our common stock on the date of each new non-employee director’s appointment to our Board. One-thirty-sixth of these options shall vest each month on the monthly anniversary of the grant date. Non-employee directors are also entitled to receive options to purchase 1,280 shares of our common stock on an annual basis upon their election at the annual meeting of our stockholders, with the chair of our Board receiving additional options to purchase 640 shares of our common stock. One-twelfth of the annual option grant will vest each month on the monthly anniversary of the grant. If a new director is appointed to the Board between annual meetings of our stockholders, they will be entitled to a prorated option grant.

As set forth in its written charter, the compensation committee annually reviews director compensation practices in consultation with our compensation consultant and recommends any changes for adoption by the full Board. As such, the director compensation described above is subject to change at the discretion of the Board.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board by our non-employee directors during the year ended December 31, 2024. We reimburse members of our Board for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards (1) ($)	Total ($)
Dale Curtis Hogue, Jr.	$2,740	$-	$-	$2,740
Holger Weis	$109,000	$23,090	$-	$132,090
Jaime Vieser	$68,000	$12,815	$-	$80,815
Robert J. Hofmeister, Ph.D.	$71,000	$12,815	$-	$83,815
Robert W. Postma	$81,000	$2,441	-	$93,441

(1) The amounts reported in the “Option Awards” and “Stock Awards” columns represent compensation expense recognized (or that will be recognized) for financial statement purposes under ASC Topic 718. In the case of each of our directors, the option award and/or stock award was granted on June 06, 2024. For a discussion of the assumptions relating to our valuations of these stock options, please see Note 3 to the financial statements included our Annual Report on Form 10-K for the year ended December 31, 2024. These costs reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 30, 2025 for:

•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of greater than five percent of our outstanding common stock;
•
each of our directors and director nominees;
•
each of our named executive officers named in the “Executive Compensation—Executive Compensation Table” section above; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of May 5, 2025 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 1,639,521 shares outstanding as of May 5, 2025. Except as otherwise noted below, the addresses for persons listed in the table is c/o Alaunos Therapeutics, Inc., 2617 Bissonnet, Suite 233, Houston, Texas 77005. All share numbers have been adjusted to reflect the 1-for-15 and 1-for-10 reverse stock splits of the Company’s common stock effected on January 31, and July 17, 2024, respectively.

	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (%)
Name of Beneficial Owner	Shares	%
5% Stockholders:
Robert W. Postma (1)	247,336	13.11%

Named Executive Officers and Directors:
Dale Curtis Hogue, Jr. (2)	4,442	*
Kevin S. Boyle, Sr. (3)	-	*
Ferdinand Groenewald (4)	282	*
Melinda Lackey (5)	2,482	*
Robert W. Postma (1)	247,336	13.11%
Holger Weis (6)	6,123	*
Jaime Vieser (7)	33,792	2.02%
Robert J. Hofmeister (8)	3,095	*
Drew Deniger (9)	-	*
All current executive officers and directors as a group (11 persons)	297,552	16.14 *

* Represents ownership of less than one percent.

(1) Consists of (i) 29,083 shares of common stock held by Mr. Postma, (ii) 33,333 shares of common stock held by WaterMill Asset Management Corp., where Mr. Postma serves as the principal, (iii) 24 shares of common stock held by the IRA of Mr. Postma’s spouse, (iv) 181,159 shares of common stock issuable upon the conversion of the Series A-1 Convertible Preferred Stock within 60 days of April 30, 2025 and (v) 3,737 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(2) Consists of 8,277 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(3) Consists of 0 shares of common stock held by our Former Chief Executive Officer Mr. Boyle.

(4) Consists of 282 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(5) Consists of 2,482 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(6) Consists of (i) 1,068 shares of common stock held by Mr. Weis, (ii) 127 shares of common stock held by Mr. Weis’ spouse, (iii) 16 shares of common stock held by Mr. Weis’ children, and (iv) 4,912 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(7) Consists of (i) 19,434 shares of common stock held by Mr. Vieser, (ii) 8,333 shares of common stock held in Brushwood LLC, where Mr. Vieser serves as the manager, (iii) 2,167 shares of common stock held in Uniform Transfer to Minors Act accounts by Mr. Vieser’s children and (v) 3,858 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(8) Consists of 3,095 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2025.

(9) Consists of 0 shares of common stock held by our Former VP, Research and Development Dr. Deniger.

Equity Compensation Plans Information

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”) are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2024 with respect to the 2012 Plan and 2020 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding

			Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	963	$85.50	—
2020 Equity Incentive Plan	45,735	$110.34	129,245
Total:	46,735	$109.83	129,245

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

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy.

In considering related person transactions, our audit committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to: the risks, costs and benefits to us; the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated; the availability of other sources for comparable services or products; and the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interest and those of our stockholders, as our audit committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

Certain Related-Party Transactions

Except as described below, there have been no transactions since January 1, 2023 in which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described elsewhere in this filing under the sections titled “—Executive Compensation” and “—Director Compensation.”

Underwritten Offering

On November 29, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (the “Underwriter”), as the sole underwriter, relating to the issuance and sale in an underwritten offering (the “Offering”) of 161,524 shares (the “Firm Shares”) of the Company’s common stock, par value $0.001 per share, to the Underwriter at a price of $92.87 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 24,228 shares of common stock (the “Option Shares” and, together with the Firm Shares, the “Shares”) at the same price per share as the Firm Shares. All of the Shares sold in the Offering were sold by the Company. The net proceeds to the Company from the Offering, excluding any exercise by the Underwriter of its option to purchase any of the Option Shares, are expected to be approximately $14.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Entities affiliated with our directors, Messrs. Postma and Vieser purchased an aggregate of 13,333 Firm Shares at a price per share of $97.50.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act, and other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates and were solely for the benefit of the parties to such agreement. The Offering is expected to close on or about December 1, 2023, subject to customary conditions.

The foregoing summary of the Underwriting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Underwriting Agreement, which was filed as Exhibit 1.1 on our Current Report on Form 8-K filed on November 30, 2023.

Joint Venture with TriArm Therapeutics Ltd.

On December 18, 2018, we launched Eden BioCell, a joint venture with TriArm Therapeutics Ltd, or TriArm, to lead the commercialization of our Sleeping Beauty-generated CAR-T therapies in the People’s Republic of China (including Macau and Hong Kong), Taiwan and Korea. Under our agreements with TriArm, we licensed to Eden BioCell the rights in Greater China for its third-generation Sleeping Beauty-generated CAR-T therapies targeting the CD19 antigen. Eden BioCell is owned equally by us and TriArm and the parties share decision-making authority. TriArm agreed to contribute up to $10.0 million to Eden BioCell and has committed up to an additional $25.0 million to this joint venture. TriArm also manages all clinical development in the territory pursuant to a Master Services Agreement between TriArm and Eden BioCell. In March 2021 and as announced by the Company in April 2021, Eden BioCell began treating patients in a clinical trial with the Company’s investigational CD19 RPM CAR-T cell therapy, under the IND cleared by the Taiwan FDA in December. In September 2021, it was mutually agreed between the parties to dissolve the joint venture. The dissolution of the joint venture and the related entity was wound down and terminated in 2023. James Huang, who became a director of our Company in July 2020, and was appointed Chair of our Board of directors in January 2021 and then Executive Chair of our Board in February 2021, was the founder and serves as managing partner of Panacea Venture, which is an investor in TriArm. Mr. Huang also serves as a member of Eden BioCell’s board of directors. Mr. Huang resigned from the Board in 2023.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors. These indemnification agreements and our charter and our bylaws indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed by RSM US LLP and Cherry Bekaert LLP for the years ended December 31, 2024 and 2023.

Fee Category	2024	2023
Audit Fees (1)	$177,575	$308,304
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$177,575	$308,304

(1)
Represents fees billed for professional services provided to us in connection with the annual audit of our financial statements and the review of our quarterly condensed financial statements, as well as audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, such as statutory audits, administrative fees and out-of-pocket costs. For 2024, $99,750 of the fees were billed by Cherry Bekaert LLP and $77,825 of the fees were billed by RSM US LLP, of which $48,950 were associated with work paper transition and consents. For 2023, there were no fees associated with registration statements, comfort letters, work paper transition and consents.

Other than as discussed above, we did not incur any fees of RSM US LLP and Cherry Bekaert LLP for audit-related, tax or other services in 2024 or 2023.

All fees described above were pre-approved by the audit committee.

Pre-Approval Policy and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Cherry Bekaert LLC. The policy generally authorizes pre-approval by the audit committee of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements and Schedules:

Our consolidated financial statements and notes thereto, and schedules required to be filed in our Annual Report on Form 10-K are included in the Original Filing.

(2) Exhibits:

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

10.62+***	Consulting Agreement, dated as of February 21, 2024, between the Registrant and Ferdinand Groenewald.
23.1***	Consent of Independent Registered Public Accounting Firm.
19.1***	Insider Trading Policy
23.2***	Consent of Independent Registered Public Accounting Firm

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1***	Alaunos Therapeutics, Inc. Clawback Policy.
101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.

**	Previously furnished.

***	Previously filed.
+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.

#	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

Date: April 30, 2025	By:	/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: April 30, 2025	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.	Interim Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 30, 2025
/s/ Ferdinand Groenewald
Ferdinand Groenewald	Vice President, Finance (Principal Accounting Officer)	April 30, 2025
/s/ Robert W. Postma
Robert W. Postma	Director	April 30, 2025
/s/ Jaime Vieser
Jaime Vieser	Director	April 30, 2025
/s/ Holger Weis
Holger Weis	Director	April 30, 2025