Form 10-Q
period 2025-03-31
Alaunos Therapeutics, Inc.
filed 2025-05-15
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33038

Alaunos Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2617 Bissonnet Street, Suite 233 Houston, TX 77005 (346) 355-4099 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

As of May 15, 2025 the number of outstanding shares of the registrant's common stock, $0.001 par value, was 1,639,521 shares.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, levels of activity or performance of achievements to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Annual Report to “Alaunos,” the “Company,” “we,” “us” or “our” refer to Alaunos Therapeutics, Inc.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the Alaunos® and hunTR® trademarks as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

i

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 31, 2025 and as amended by Amendment No. 1 filed with the SEC on April 30, 2025. Some of the more significant risks include the following:

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
•
Our decreasing cash reserves has resulted in our shareholder equity falling below $2,500,000 as required by Nasdaq Listing Rule 5550(b)(1), which resulted in our receipt of a delisting notice from Nasdaq. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
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
•
We may not be able to commercialize, generate significant revenues from, or attain profitability from our small molecule oral obesity program or, should we resume development of, our TCR-T product candidates.
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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$319	$1,091
Receivables	2	5
Prepaid expenses and other current assets, current	746	1,659
Total current assets	1,067	2,755
Prepaid expenses and other assets, non current	1,053	—
Total assets	$2,120	$2,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$831	$516
Accrued expenses	231	176
Total current liabilities	1,062	692
Total liabilities	$1,062	$692
Commitments and contingencies (Note 5)
Stockholders' equity
Common stock $0.001 par value; 5,000,000 shares authorized, 1,601,252 shares issued and outstanding at March 31, 2025 and at December 31, 2024	2	2
Additional paid-in capital	922,575	922,507
Accumulated deficit	(921,519)	(920,446)
Total stockholders' equity	1,058	2,063
Total liabilities and stockholders' equity	$2,120	$2,755

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024

Revenue	$2	$1
Operating expenses:
Research and development	347	126
General and administrative	747	1,617
Total operating expenses	1,094	1,743
Loss from operations	(1,092)	(1,742)
Other income:
Other income, net	19	60
Other income, net	19	60
Net loss	$(1,073)	$(1,682)
Basic and diluted earnings per share	$(0.67)	$(1.05)
Weighted average common shares outstanding, basic and diluted	1,601,252	1,601,252

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	1,601,252	$2	$922,507	$(920,446)	$2,063
Stock-based compensation	—	—	68	—	68
Net loss	—	—	—	(1,073)	(1,073)
Balance at March 31, 2025	1,601,252	$2	$922,575	$(921,519)	$1,058

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(1,682)	(1,682)
Balance at March 31, 2024	1,601,252	$2	$922,244	$(917,449)	$4,797

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,073)	$(1,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2
Stock-based compensation	68	172
Changes in operating assets and liabilities:
Receivables	3	—
Prepaid expenses and other current assets	(140)	307
Accounts payable	315	(19)
Accrued expenses	55	(697)
Net cash flows from operating activities	(772)	(1,917)
Net decrease in cash, cash equivalents and restricted cash	(772)	(1,917)
Cash, cash equivalents and restricted cash, beginning of period	1,091	6,062
Cash and cash equivalents, end of period	$319	$4,145
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—

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

As of March 31, 2025, there were 1,601,252 shares of common stock outstanding and an additional 71,792 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Liquidity and Going Concern

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2025, the Company had approximately $0.3 million of cash and cash equivalents. The Company’s accumulated deficit at March 31, 2025 was approximately $921.5 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2025. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025, or the Annual Report.

The results disclosed in the statements of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year 2025.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Reverse Stock Splits

As previously disclosed, in January 2024, the Company completed a reverse stock split of the Company’s common stock at a ratio of 1-for-15 (the “First Reverse Split”). In connection therewith, Company decreased the number of authorized shares of common stock from 520,000,000 to 34,666,667. In July 2024, the Company completed an additional a reverse stock split of the Company’s common stock at a ratio of 1-for-10 (the “Second Reverse Split”) (together with the First Reverse Split, the “Reverse Splits”). In connection with the Second Reverse Split, the Company further decreased the number of authorized shares of common stock from 34,666,667 to 5,000,000.

No fractional shares were issued in connection with the Reverse Splits. Stockholders of record who would otherwise have been entitled to receive fractional shares as a result of the Reverse Splits received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock on the effective date of the Reverse Splits..

All share and per share data in the accompanying condensed financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the Reverse Splits as if it had occurred at the beginning of the earliest period presented.

Nasdaq Stockholders' Equity Deficiency Notice

On April 7, 2025, the Company received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that the Company’s stockholders equity as reported in its Annual Report on Form 10-K for the period ended December 31, 2024 (the “2024 10-K”), did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholder equity be at least $2.5 million. In its 2024 Form 10-K, the Company reported stockholders’ equity of $2.1 million, and, as a result, does not currently satisfy Nasdaq Listing Rule 5550(b)(1).

The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). The Company intends to submit a compliance plan within 45 days of the date of the notification to Nasdaq and is evaluating available options to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from April 7, 2025, to evidence compliance.

2.
Financings

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement, or the Equity Distribution Agreement, with Piper Sandler & Co., or Piper Sandler, pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the three months ended March 31, 2025 and 2024, there were no sales of the Company's common stock under the Equity Distribution Agreement.

3.
Summary of Significant Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently certain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Management believes that clinical trial expenses and other research and development expenses, collaboration agreements, fair value measurements of stock-based compensation, and income taxes are its most critical accounting estimates. Our accounting policies are discussed in detail in Note 3 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in those policies since the filing of our 2024 Annual Report.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.
Net earnings per share

Basic earnings per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method and the average market price of the Company's common stock during the applicable period, unless their effect on net earnings per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock and, as such, have been excluded from the calculation. Such potentially dilutive shares of common stock consisted of the following as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Common stock options	45,237	25,145
Warrants	26,555	145,239
	71,792	170,384

5.
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

The decision to terminate the A&R License Agreement was made after a thorough review of our strategic priorities and business objectives, including recognizing that the non-viral Sleeping Beauty gene transfer platform patent will expire in 2026. The Company continues to prosecute certain of the intellectual property underlying the TCRs targeting driver mutations such as KRAS, TP53 and EGFR, and the hunTR TCR discovery platform used in the discovery of our proprietary TCR library. The Company continues to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions.

License Agreement 2015 and 2019 Research and Development Agreement —The University of Texas MD Anderson Cancer Center

In 2015, the Company, together with Precigen, entered into a license agreement, or the MD Anderson License with MD Anderson (which Precigen subsequently assigned to PGEN). Pursuant to the MD Anderson License, the Company, together with Precigen, holds an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR T-cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells, and TCRs.

In 2015, the Company, Precigen and MD Anderson entered into the 2015 R&D Agreement to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement. At various times, the Company amended the 2015 R&D Agreement to extend the term until December 31, 2026 and in 2019 entered into the 2019 R&D Agreement, pursuant to which the Company agreed to collaborate with respect to the TCR program. The Company did not incur clinical costs from MD Anderson related to the these agreements for the three months ended March 31, 2025.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 22,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $1.50 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of March 31, 2025, the milestones have not been met.

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

Under the terms of the agreement, the Company may be required to make additional payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three months ended March 31, 2025 and 2024, the Company did not incur any milestone expenses or royalty expenses on sales under this agreement.

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

During the three months ended March 31, 2025, the Company did not earn collaboration revenue and earned $2 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the three months ended March 31, 2024, the Company did not earn collaboration revenue and earned $1 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement.

Insurance Contract

During the first quarter of 2025, the Company entered into an insurance arrangement whereby an insurance contract for certain risks which was previously paid in full began to be in force for a period of six years. Accordingly, the Company began amortizing the prepaid expense related to the contract. The Company has classified the prepaid contract between its current portion and long term portion. $746 is included in prepaid expenses and other current assets and $1,053 is included in prepaid expense and other assets in the accompanying condensed consolidated balance sheet as of March 31, 2025.

6.
Stock-Based Compensation

The following table presents share-based compensation expense on all employee and non-employee awards included in the accompanying condensed statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$2	$11
General and administrative	66	161
Stock-based compensation expense	$68	$172

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company granted an aggregate of 12,000 stock options during the three months ended March 31, 2025, with a weighted-average grant date fair value of $1.25 per share, and granted an aggregate of 40,000 stock options during the three months ended March 31, 2024, with a weighted-average grant date fair value of $1.50 per share.

For the three months ended March 31, 2025 and 2024, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.05%	4.09%
Expected life in years	6.06	5.27
Expected volatility	113.26%	114.65%
Expected dividend yield	—%	—%

2.

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2025 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	33,237	$153.79	7.15	$—
Granted	12,000	1.46
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2025	45,237	$113.39	7.81	$—
Options exercisable, March 31, 2025	27,077	$175.80	6.63	$—
Options available for future grant, March 31, 2025	130,745

At March 31, 2025, total unrecognized compensation costs related to unvested stock options outstanding amounted to $0.2 million. The cost is expected to be recognized over a weighted-average period of 1.47 years.

7.
Warrants

The following is a summary of the Company's warrant activity for the three months ended March 31, 2025:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2024	26,552	$28.50	2.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2025	26,552	$28.50	2.5

8.
Segment Information

The Chief Operating Decision Maker (“CODM”) for the Company is the Chief Executive Officer (the "CEO"). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. This decision-making process reflects the way in which financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources. Accordingly, the Company has determined that it has a single reportable and operating segment related to biopharmaceutical research and development.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company’s CODM assesses financial performance and allocates resources based on operating results which are also reported on the accompanying condensed statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes consolidated operating results by comparing actual results against budgeted amounts. As part of this process, consolidated net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development.

9.
Subsequent Events.

Subscription Agreement

On April 11, 2025, the Company entered into a Subscription Agreement (the “Agreement”), by and among the Company and Watermill Asset Management, pursuant to which the Company agreed to issue and sell, in a private offering to the Purchaser shares of Series A-1 Convertible Preferred Stock of the Company, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $500,000. The Preferred Offering also relates to the offering of the shares of the Company's common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock). The Preferred Offering closed on April 11, 2025.

Series A-1 Preferred Stock

On April 11, 2025, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company and designated 1,000 shares of Series A-1 Preferred Stock.

Under the terms of the Certificate of Designation, each share of Series A-1 Preferred Stock has a stated value of $1,000 per share and, when issued, the Series A-1 Preferred Stock will be fully paid and non-assessable. The holders of Series A-1 Preferred Stock will be entitled to receive dividends at a rate of 10% per annum, payable in shares of Series A-1 Preferred Stock. In addition, the holders of Series A-1 Preferred Stock, to the extent any other dividends or distributions are declared for holders of the Common Stock, the holders of Series A-1 Preferred Stock will be entitled to participate in such dividends or distributions on an as-converted basis. The holders of Series A-1 Preferred Stock are entitled to vote alongside holders of Common Stock on an as-converted basis on a 1:1 ratio as Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action. Each holder of Series A-1 Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A-1 Preferred Stock are convertible pursuant to the Certificate of Designation as of the record date of such vote or written consent (or as otherwise required by applicable law).

Each holder of Series A-1 Preferred Stock has the right to convert all or any portion of the outstanding Series A-1 Preferred Stock held by such holder along with the aggregate accrued or accumulated and unpaid dividends thereon, at any time at such holder’s option, into shares of Common Stock in accordance with the terms of the Certificate of Designation. The initial fixed “Conversion Price” shall be $2.76 per share for Series A-1 Preferred Stock, subject to proportional adjustments in accordance with the Certificate of Designation.

Director Compensation

On April 13, 2025, the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their cumulative deferred board service fees. The total deferred board service fees amounted to $139,000, accrued from the third quarter of 2024 through the first quarter of 2025. In exchange for these deferred fees, the Company issued 38,269 shares of common stock, each with a par value of $0.001, having an aggregate fair value of $111,750. Additionally, the Company granted 10,904 fully vested stock options at an exercise price of $2.92 per share, with an aggregate fair value of $27,250.

Director Resignation

On April 15, 2025, Dr. Hofmeister resigned as a member of the Board of Directors of the Company with immediate effect. Dr. Hofmeister’s resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025, or the Annual Report.

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

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2025, we had a net loss of $1.6 million, and as of March 31, 2025, we have incurred approximately $921.5 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

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

The ongoing in vitro study aims to evaluate the impact of ALN1001 and its derivatives on lipid deposition and gene expression. This study evaluates if genes related to thermogenic activity, lipid metabolism, and energy regulation are activated or deactivated by treatment, to determine if these compounds positively affect fat and energy metabolism. The results of this study, which are expected second quarter of 2025, will provide critical insights into the development strategy for ALN1001 and its derivatives for obesity, metabolic disorders, and inflammation. Drug development candidates most effective in increasing metabolic activity and reducing fat accumulation may be advanced to evaluation of the compounds in rodent models of obesity.

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

Nasdaq Shareholders Equity Deficiency Notice

On April 7, 2025, the Company received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that the Company’s stockholders equity as reported in its Annual Report on Form 10-K for the period ended December 31, 2024 (the “2024 10-K”), did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholder equity be at least $2.5 million. In its 2024 10-K, the Company reported stockholders’ equity of $2.1 million, and, as a result, does not currently satisfy Nasdaq Listing Rule 5550(b)(1).

The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq. The Company intends to submit a compliance plan within 45 days of the date of the notification and will evaluate available options to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from April 7, 2025 to evidence compliance.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Royalty Revenue

Collaboration revenue during the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
	2025	2024	Change
($ in thousands)
Revenue	$2	$1	$1	100%

Collaboration revenue during the three months ended March 31, 2025 was $2 thousand and was $1 for the three months ended March 31, 2024.

Research and Development Expenses

Research and development expenses during the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
	2025	2024	Change
($ in thousands)
Research and development expenses	$347	$126	$221	175%

Research and development expenses for the three months ended March 31, 2025 increased by $0.2 million when compared to the three months ended March 31, 2024, primarily due to an increase of $0.2 million in regulatory writing as part of our wind-down clinical activities and consulting fees incurred in pursuit of our obesity program.

For the three months ended March 31, 2024, our clinical stage projects included our TCR-T Library Phase 1/2 Trial evaluating TCRs from our library for the investigational treatment of non-small cell lung, colorectal, endometrial, pancreatic, ovarian and bile duct cancers, which we are currently in the process of winding down. For the three months ended March 31, 2025, our clinical stage projects mainly consisted of developing and manufacturing of our active pharmaceutical ingredients. We continue to incur costs associated with the process of winding down the TCR studies.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
	2025	2024	Change
($ in thousands)
General and administrative expenses	$747	$1,617	$(870)	(54)%

General and administrative expenses for the three months ended March 31, 2025 decreased by $0.9 million as compared to three months ended March 31, 2024, primarily due to a $0.1 million decrease in employee-related expenses due to lower salaries and employee related costs, a $0.4 decrease in consulting expenses and a $0.4 decrease in insurance cost, filing fees and a combination of reduced travel costs and bank fees due to our downsized operations.

Other Income

Other income during the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
	2025	2024	Change
($ in thousands)
Other income, net	19	60	(41)	(68)%

Other income, net, for the three months ended March 31, 2025 decreased be $0.04 million as compared to the three months ended March 31, 2024, primarily due to reduced interest income from our cash reserves, as our cash balances were lower in the current quarter as compared to prior quarters.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible and preferred equity securities, term debt and collaborations.

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

We anticipate that losses will continue for the foreseeable future. As of March 31, 2025, our accumulated deficit was approximately $921.5 million. Our working capital as of March 31, 2024 was $0.1 million, consisting of $1.1 million in current assets and $1.0 million in current liabilities. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

As of March 31, 2025, we had approximately $0.3 million of cash and cash equivalents. Our streamlined and cost efficiency efforts, in light of our 2023 announced strategic reprioritization , we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2025. In order to continue our operations beyond our forecasted runway, including, if necessary, to continue to explore strategic alternatives, we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

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

Sales of Series A-1 Preferred Stock

On April 11, 2025, the Company entered into a Subscription Agreement (the “Agreement”), by and between the Company and Watermill Asset Management, pursuant to which the Company agreed to issue and sell, in a private offering to the Purchaser shares of Series A-1 Convertible Preferred Stock of the Company, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $500,000. The Preferred Offering also relates to the offering of the shares of the Company's common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock). The Preferred Offering closed on April 11, 2025.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
($ in thousands)
Net cash flows from:
Operating activities	$(772)	$(1,917)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash and cash equivalents	$(772)	$(1,917)

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

Net cash flows from operating activities for the three months ended March 31, 2025 was $0.8 million, as compared to net cash used in operating activities of $1.9 million for the three months ended March 31, 2024. The decrease in net cash used in operating activities was primarily related to changes in our net loss.

The net cash flows from operating activities for the three months ended March 31, 2025 was primarily due to our net loss of $1.01 million, adjusted for $0.01 million of non-cash items such as depreciation and stock-based compensation and a $0.01 million increase in accrued expenses, an increase in accounts payable of $0.3 million, a decrease to prepaid expenses and other current assets of $0.01 million.

Capital Resources

Operating Leases

As of March 31, 2025, we have no lease commitments, other than a short-term lease.

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

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the year ended December 31, 2024, the Company did not earn collaboration revenue and earned $10 thousand in royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the three months ended March 31, 2025 and 2024, the Company did not earn collaboration revenue and earned $2 thousand and $1 thousand, respectively, in royalty revenues on net sales under the Solasia License and Collaboration Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of March 31, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report. The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report, as filed with the SEC. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

RISKS RELATED TO OUR BUSINESS

*Changes to United States tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

The United States has enacted and continues to enact significant new tariffs, and President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy. There has been and are ongoing discussions and commentaries regarding potential significant changes to U.S. trade policies, treaties and tariffs. There exists significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global and domestic economic conditions, whether or not there will be a recession, and the stability of global and domestic financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These actions and policies may adversely affect the ability of the Company to fund our operations, affect our ability to develop products and work with partner companies and generally carry on our respective businesses. Although it is not yet possible to assess their impact, any of these factors could depress economic activity and restrict access to suppliers or customers, hinder our ability to obtain funding from the government through grants and from investors, and have a material adverse effect on our overall business, financial condition and results of operations.

* If Nasdaq does not approve our plan for compliance with Nasdaq List Rule 5550(b)(1) following the April 7, 2025 notice that our stockholders' equity has fallen below the required $2,500,000, we may be delisted from the Nasdaq Capital Market exchange.

On April 7, 2025, the Company received the Notice from the Listing Qualifications staff of Nasdaq notifying us that our stockholders equity as reported in our 2024 10-K, did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market (the "Nasdaq SE Rule"), which requires that a listed company’s stockholder equity be at least $2,500,000. In our 2024 10-K, we reported stockholders’ equity of $2,063,000, and, as a result, do not currently satisfy Nasdaq Listing Rule 5550(b)(1). While the Notice has no immediate effect on our Nasdaq listing, in order to regain compliance, we are required to present a our plan within 45 calendar days or by May 22, 2025 to Nasdaq staff. If our compliance plan is accepted at that time, we may be granted up to 180 calendar days from April 7, 2025, to evidence compliance.

We may not be able to timely present a plan for compliance within the 45 days. Even if we do present a compliance plan within the prescribed deadline, Nasdaq staff may find it insufficient to evidence compliance with the Nasdaq SE Rule. If they do not find it sufficient, we may be delisted. If the Nasdaq staff do find our plan to sufficiently demonstrate compliance with the Nasdaq SE Rule, we may be granted up to 180 calendar days to implement the plan and regain compliance. Nasdaq may provide us insufficient time to implement our compliance plan or at the end of the compliance period, we may not be able to demonstrate compliance for any number of reasons. If any of these events occur, we could be delisted.

OTHER RISKS RELATED TO OUR COMPANY

*Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may significantly harm the market price of our common stock.

As of March 31, 2025, our executive officers, directors and holders of five percent or more of our outstanding common stock beneficially owned, in the aggregate, 3.45% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

3.2

Certificate of Designation of Series A-1 Convertible Preferred Stock of Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2025).

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Dale Curtis Hogue, Jr.
Dale Curtis Hogue, Jr.
Interim Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: May 15, 2025

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: May 15, 2025