Form 10-Q
period 2025-06-30
Alaunos Therapeutics, Inc.
filed 2025-08-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025 the number of outstanding shares of the registrant's common stock, $0.001 par value, was 2,194,941 shares.

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

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the Alaunos® and hunTR® trademarks as well as the graphic trademark found on our website. Other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to

i

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
•
Our decreasing cash reserves has resulted in our shareholder equity falling below $2,500,000 as required by Nasdaq Listing Rule 5550(b)(1), which resulted in our receipt of a delisting notice from Nasdaq. We have submitted to Nasdaq a timely compliance plan that addresses solutions to the deficiency to shareholders equity. To date, however, Nasdaq has not confirmed our compliance plan. Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may impact our ability to consummate certain strategic transactions.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$2,879	$1,091
Receivables	2	5
Prepaid expenses and other current assets, current	857	1,659
Total current assets	3,738	2,755
Prepaid expenses and other assets, non current	997	—
Total assets	$4,735	$2,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$809	$516
Accrued expenses	265	176
Total current liabilities	1,074	692
Total liabilities	$1,074	$692
Commitments and contingencies (Note 5)
Stockholders' equity
Series A-1 preferred stock $0.001 par value; 1,000 shares authorized, 500 and 0 shares issued and outstanding at June 30, 2025 and at December 31, 2024, respectively	-	-
Series A-2 preferred stock $0.001 par value; 1,000 shares authorized, 850 and 0 shares issued and outstanding at June 30, 2025 and at December 31, 2024, respectively	-	-
Common stock $0.001 par value; 50,000,000 shares authorized, 2,074,746 and 1,601,252 shares issued and outstanding at June 30, 2025 and at December 31, 2024, respectively	2	2
Additional paid-in capital	926,229	922,507
Accumulated deficit	(922,570)	(920,446)
Total stockholders' equity	3,661	2,063
Total liabilities and stockholders' equity	$4,735	$2,755

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$—	$4	$2	$6
Operating expenses:
Research and development	185	180	531	306
General and administrative	854	990	1,603	2,607
Total operating expenses	1,039	1,170	2,134	2,913
Loss from operations	(1,039)	(1,166)	(2,132)	(2,907)
Other income (expense):
Change in fair value of warrant liability	(31)		(31)
Other income, net	19	37	39	97
Other income (expense), net	(12)	37	8	97
Net loss	$(1,051)	$(1,129)	$(2,124)	$(2,810)
Basic and diluted earnings per share	$(0.63)	$(0.71)	$(1.30)	$(1.75)
Weighted average common shares outstanding, basic and diluted	1,676,345	1,600,306	1,639,123	1,601,252

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2025

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,601,252	$2	—	$—	—	$—	$922,575	$(921,519)	$1,058
Stock-based compensation	—	—	—	—	—	—	72	—	72
Shares issued as consideration for board service fees	38,269						112	—	112
Sale of Series A-1 preferred stock	—	—	500	—	—	—	500	—	500
Issuance of common stock in registered direct offering, net of offering cost	338,725	—	—	—	—	—	998	—	998
Issuance of prefunded warrants in registered direct offering	—	—	—	—	—	—	913	—	913
Reclassification of Warrant Liability to equity	—	—	—	—	—	—	209	—	209
Exercise of prefunded warrants	96,500	—	—	—	—	—	—	—	—
Sale of Series A-2 preferred stock	—	—	—	—	850	—	850	—	850
Net loss	—	—	—	—	—	—	—	(1,051)	(1,051)
Balance at June 30, 2025	2,074,746	$2	500	$-	850	$-	$926,229	$(922,570)	$3,661

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the Six Months Ended June 30, 2025

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,601,252	$2	—	$—	—	$—	$922,507	$(920,446)	$2,063
Stock-based compensation	—	—	—	—	—	—	140	—	140
Shares issued as consideration for board service fees	38,269						112	—	112
Sale of Series A-1 preferred stock	—	—	500	—	—	—	500	—	500
Issuance of common stock in registered direct offering, net of offering cost	338,725	—	—	—	—	—	998	—	998
Issuance of prefunded warrants in registered direct offering	—	—	—	—	—	—	913	—	913
Reclassification of Warrant Liability to equity	—	—	—	—	—	—	209	—	209
Exercise of prefunded warrants	96,500	—	—	—	—	—	—	—	—
Sale of Series A-2 preferred stock	—	—	—	—	850	—	850	—	850
Net loss	—	—	—	—	—	—	—	(2,124)	(2,124)
Balance at June 30, 2025	2,074,746	$2	500	$-	850	$-	$926,229	$(922,570)	$3,661

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	1,601,252	$2	$922,244	$(917,448)	$4,798
Stock-based compensation	—	—	102	—	102
Net loss	—	—	—	(1,129)	(1,129)
Balance at June 30, 2024	1,601,252	$2	$922,346	$(918,577)	$3,771

For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	274	—	274
Net loss	—	—	—	(2,810)	(2,810)
Balance at June 30, 2024	1,601,252	$2	$922,346	$(918,577)	$3,771

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,124)	$(2,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3
Change in fair value of warrant liability	31	—
Stock-based compensation	252	274
Changes in operating assets and liabilities:
Receivables	3	(3)
Prepaid expenses and other current assets	(18)	(13)
Accounts payable	293	(251)
Accrued expenses	90	(798)
Net cash flows from operating activities	(1,473)	(3,598)
Cash flows from financing activities:
Proceeds from the issuance of common stock and pre funded warrants, net of offering costs	1,911	—
Proceeds from sale of Series A-1 preferred stock	500	—
Proceeds from sale of Series A-2 preferred stock	850	—
Net cash flows from financing activities	3,261	—
Net increase (decrease) in cash, cash equivalents	1,788	(3,598)
Cash and cash equivalents, beginning of period	1,091	6,062
Cash and cash equivalents, end of period	$2,879	$2,464
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—
Noncash financing activities:
Recognition of warrant liability in connection with the equity line of credit agreement	$177	$—

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a pre-clinical obesity and metabolic disorder and clinical-stage oncology-focused cell therapy company with a current focus on developing small molecules that are expected to be efficacious against obesity and other metabolic disorders. The Company was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs. Additionally, the Company is currently working to develop novel small molecule-based obesity therapeutics.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

As of June 30, 2025, there were 2,074,746 shares of common stock outstanding, 500 Series A-1 shares of preferred stock outstanding, 850 Series A-2 shares of preferred stock outstanding and an additional 337,081 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Liquidity and Going Concern

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2025, the Company had approximately $2.9 million of cash and cash equivalents. The Company’s accumulated deficit at June 30, 2025 was approximately $922.6 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the first quarter of 2026. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025 and as amended by Amendment No. 1 filed with the SEC on April 30, 2025. (collectively, the “2024 Annual Report”)

The results disclosed in the statements of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year 2025.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Increase in Authorized Shares

On July 3, 2025, the Company stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 50,000,000. The amendment was filed with the Secretary of State of the State of Delaware and became effective upon filing.

Equity Incentive Plan Amendment

On July 3, 2025, the Company's stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 130,745 to 1,130,745 shares.

Nasdaq Stockholders' Equity Deficiency Notice

On April 7, 2025, the Company received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that the Company’s stockholders equity, as reported in its 2024 Annual Report, did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholder equity be at least $2.5 million. In its 2024 Form 10-K, the Company reported stockholders’ equity of $2.1 million, and, as a result, does not currently satisfy Nasdaq Listing Rule 5550(b)(1).

The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). On May 22, 2025, The Company submitted a compliance plan within 45 days of the date of the notification to Nasdaq and is effectuating the provided plan in order to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from April 7, 2025, to evidence compliance.

2.
Financings

2022 Equity Distribution Agreement

On August 12, 2022, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. pursuant to which the Company can offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million through Piper Sandler as its sales agent in an "at the market offering." Piper Sandler will receive a commission of 3.0% of the gross proceeds of any common stock sold under the Equity Distribution Agreement. During the six months ended June 30, 2025 and 2024, there were no sales of the Company's common stock under the Equity Distribution Agreement.

See Note 6. Equity for details related to the Company's equity financings.

3.
Summary of Significant Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently certain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Management believes that clinical trial expenses and other research and development expenses, collaboration agreements, fair value measurements of share based arrangements, and income taxes are its most critical accounting estimates. Our accounting policies are discussed in detail in Note 3 – Summary of Significant Accounting Policies in the audited financial statements included in the Company’s 2024 Annual Report There have been no material changes in those policies since the filing of the 2024 Annual Report, except as described below under the heading Derivative Liabilities.

Derivative Liabilities

In accordance with applicable accounting standards, upon issuance of financial instruments, whether stand alone or embedded, the Company performs an analysis to determine the appropriate classification of the financial instrument as either a derivative liability, or

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

if certain conditions are met, as equity. Derivative liabilities are initially recorded at fair value and subsequently remeasures the derivative liability at each reporting period with changes in fair value recognized in earnings. The Company continually evaluates the classification and if the terms of the agreement are modified, the Company performs an assessment of the impact. Upon modification, if the instrument qualifies for equity classification, at that time it is remeasured at fair value, with changes in fair value since last measurement recognized in earnings and thereafter the balance is reclassified at its then fair value to equity. During the six months ended June 30, 2025, the Company determined that certain warrants initially qualified as derivative liabilities. Such warrants were subsequently modified at which point the warrants qualified for equity classification. See further discussion in Note 8 - Warrants.

4.
Net earnings per share

Basic earnings per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock , unless the effect on net earnings per share is antidilutive. The following have been excluded from the calculation of dilutive earnings per share, as the effect was antidilutive,

	June 30,
	2025	2024
Common stock options	55,455	30,237
Warrants	281,626	145,239
	337,081	175,476

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

License Agreement and Research and Development Agreement —The University of Texas MD Anderson Cancer Center

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

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement. At various times, the Company amended the 2015 R&D Agreement to extend

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

the term until December 31, 2026 and in 2019 entered into the 2019 R&D Agreement, pursuant to which the Company agreed to collaborate with respect to the TCR program. The Company did not incur clinical costs from MD Anderson related to the these agreements for the three and six months ended June 30, 2025.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

In connection with the execution of the 2019 R&D Agreement, on October 22, 2019, the Company issued MD Anderson a warrant to purchase 22,222 shares of the Company's common stock, which is referred to as the MD Anderson Warrant. The MD Anderson Warrant has an initial exercise price of $1.50 per share, expires on December 31, 2026, and vests upon the occurrence of certain clinical milestones. As of June 30, 2025, the milestones have not been met.

Patent and Technology License Agreement—The University of Texas MD Anderson Cancer Center and the Texas A&M University System

In August 2004, the Company entered into a patent and technology license agreement with MD Anderson and the Texas A&M University System, which the Company refers to, collectively, as the Licensors. Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

Under the terms of the agreement, the Company may be required to make payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive low single digit royalties on net sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During three and six months ended June 30, 2025 and 2024, the Company did not incur any milestone expenses or royalty expenses under this agreement.

Collaboration Agreement with Solasia Pharma K.K.

In 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K. K., or Solasia, which was amended in 2014 to include an exclusive worldwide license and further amended in 2021 to revise certain payment schedule details, or, as so amended, the Solasia License and Collaboration Agreement. Pursuant to the Solasia License and Collaboration Agreement, the Company granted Solasia an exclusive license to develop and commercialize darinaparsin in both intravenous and oral forms and related organic arsenic molecules, in all indications for human use.

As consideration for the license, the Company is eligible to receive from Solasia development- and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenue generated by Solasia.

During the six months ended June 30, 2025, the Company earned royalty revenue totaling $2 thousand under this agreement, all of which was earned during the three months ended March 31, 2025. During the three and six months ended June 30, 2024, the Company earned $4 thousand and $6 thousand, respectively, in royalty revenues on net sales under this agreement.

Insurance Contract

During the six months ended June 30, 2025 , the Company entered into an insurance arrangement whereby an insurance contract for certain risks which was previously paid in full began to be in force for a period of six years. Accordingly, the Company began amortizing the prepaid expense related to the contract. The Company has classified the prepaid contract between its current portion and long term-portion. As of June 30, 2025, $857 is included in prepaid expenses and other current assets and $997 is included in prepaid expense and other non-current assets in the accompanying condensed consolidated balance sheet.

Director Resignation

On April 15, 2025, Dr. Hofmeister resigned as a member of the Board of Directors of the Company with immediate effect. Dr. Hofmeister’s resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.
Equity

Series A-1 Preferred Stock

In April 2025, the Company entered into a Subscription Agreement (the “A-1 Agreement”), with an accredited investor, pursuant to which the Company sold 500 shares of Series A-1 Convertible Preferred Stock, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $500,000. The Preferred Offering also relates to the offering of the shares of the Company's common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock.

In connection therewith, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company, designating 1,000 shares of preferred stock as Series A-1 Preferred Stock.

Series A-1 Preferred Stock together with the aggregate accrued or accumulated and unpaid dividends thereon, is convertible, at any time at option of the holder, into shares of Common Stock at initial fixed “Conversion Price” of $2.76 per share, subject to customary anti-dilution provisions. Prior thereto, the holders of Series A-1 Preferred Stock are entitled to receive dividends at a rate of 10% per annum, payable in shares of Series A-1 Preferred Stock, if and when declared by the Board of Directors. In addition, to the extent any other dividends or distributions are declared for holders of the common stock, the holders of Series A-1 Preferred Stock have participation rights on an as-converted basis. The holders of Series A-1 Preferred Stock are entitled to vote, together as a single class, on any and all matters presented to the stockholders of the Company for their action on an as-converted basis, a number of votes equal to the number of shares of common stock into which the shares of Series A-1 Preferred Stock are convertible under the terms of the Certificate of Designation.

Director Compensation

On April 13, 2025, the Board of Directors of the Company elected to receive compensation in the form of shares of common stock and stock options in lieu of cash for the then outstanding cumulative deferred board service fees for the first quarter of 2025, totaling $139,000. Accordingly, the Company issued 38,269 shares of common stock with an aggregate fair value of $111,750 and granted 10,904 fully vested stock options, with an exercise price of $2.92 per share and an aggregate grant date fair value of $27,250.

Securities Purchase Agreement for Registered Direct Offering

In June 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell (i) 338,725 shares of common stock at a purchase price of $3.36 per share and (ii) 271,674 pre-funded warrants to purchase common stock at a purchase price of $3.359 per warrant share, in a registered direct offering. In connection therewith, Company received net proceeds totaling $1,911,000 after deduction of transaction related expenses. Subsequent thereto and through June 30, 2025, a total of 96,500 the prefunded warrants were exercised at $0.001 per share, resulting in the issuance of 96,500 shares of common stock. Subsequent to June 30, 2025, an aggregate of 112,875 prefunded warrants were exercised resulting in the issuance of an additional 112,875 shares of common stock.

Series A-2 Preferred Stock

In June 2025, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company sold, in a private placement, 850 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share, for aggregate gross proceeds of $850,000.

In connection therewith, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A-2 Convertible Preferred Stock of the Company, designating 1,000 shares of preferred stock as Series A-2 Preferred Stock.

Series A-2 Preferred Stock, together with the aggregate accrued or accumulated and unpaid dividends thereon, is convertible, at any time at the option of the holder, into shares of Common Stock at an initial fixed “Conversion Price” of $4.49 per share, subject to customary anti-dilution provisions. Prior thereto, the holders of Series A-2 Preferred Stock are entitled to receive dividends at a rate of 10% per annum, payable in shares of Series A-2 Preferred Stock, if and when declared by the Board of Directors. In addition, to the extent any other dividends or distributions are declared for holders of the Common Stock, the holders of Series A-2 Preferred Stock have participation rights on an as-converted basis. The holders of Series A-2 Preferred Stock are entitled to vote, together as a

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

single class, on any and all matters presented to the stockholders of the Company for their action on an as-converted basis, a number of votes equal to the number of shares of Common Stock into which the shares of Series A-2 Preferred Stock are convertible under the terms of the Certificate of Designation.

7.
Stock-Based Compensation

The following table presents share-based compensation expense on all employee and non-employee awards included in the accompanying condensed statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$(1)	$2	$1	$13
General and administrative	185	99	251	260
Stock-based compensation expense	$184	$101	$252	$273

During the three and six months ended June 30, 2025, the Company granted an aggregate of 10,904 and 22,904 stock options, respectively, with a weighted-average grant date fair value ranging from $1.95 to $2.16 per share. During the three and six months ended June 30, 2024, the Company granted an aggregate of 6,288 and 10,289 stock options, respectively, with a weighted-average grant date fair value ranging from $9.72 to $11.76 per share

The grant date fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.15%	4.09%	4.05-4.15%	4.09%
Expected life in years	5.04	5.04	5.04-6.06	5.04-5.27
Expected volatility	125.11%	170.50%	113.26-125.11%	114.65 -170.50%
Expected dividend yield	—%	—%	—%	—%

2.

Stock option activity under the Company’s stock option plans for the six months ended June 30, 2025 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	33,237	$153.79	7.15	$—
Granted	22,904	2.16
Exercised	-	-
Cancelled	(686)	68.63
Outstanding, June 30, 2025	55,455	$92.21	9.60	$69,015
Options exercisable, June 30, 2025	41,921	$115.36	6.63	$31,670
Options available for future grant, June 30, 2025	1,120,526

At June 30, 2025, total unrecognized compensation costs related to unvested stock options outstanding amounted to $140 and is expected to be recognized over a weighted-average period of 1.67 years.

8.
Warrants

The following is a summary of the Company's warrant activity for the six months ended June 30, 2025:

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2024	26,552	$28.50	2.75
Granted	351,574	0.76
Exercised	(96,500)	0.001
Outstanding, June 30, 2025	281,626	$3.64	7.81

Equity Purchase Agreement and Warrant

In May 2025, the Company entered into an equity purchase agreement with an investor under which the Company has the option to sell up to $25.0 million of common stock over a period of 24 months at 97% of the prior trading day’s VWAP, subject to volume and ownership limitations. In connection with the agreement, the Company issued a warrant to purchase 79,900 shares of common stock at $4.00 per share, with a five-year term.

Due to anti-dilution and variable pricing features, the warrant was initially classified as a derivative liability measured at fair value using the Black-Scholes model, which was determined to be approximately equivalent to a lattice or monte carlo model. On the issuance date, the fair value of the derivative liability totaled $177, with a corresponding increase in deferred issuance costs for the same amount, which is included in other assets in the accompanying 2025 condensed balance sheet and will be amortized as a reduction to the proceeds received equity instruments sold pursuant to the agreement or upon its termination in the event the entirety of the shares are not sold. On June 9, 2025, the Company and the investor agreed to amend the warrant to introduce a $0.57 floor price, eliminate certain share-count adjustments, and remove certain fundamental transaction rights. As a result, the warrant, as amended, qualified for equity classification, was remeasured at fair value, and was reclassified from liabilities to equity, which resulted in a charge of $31 recognized as a change in fair value of derivative liability and is included in other expense in the accompanying 2025 condensed statements of operations.

The fair value of the warrant issued to the investor was initially measured using the Black-Scholes option pricing model as of May 19, 2025, based on the following assumptions: expected volatility of 118.36%, risk-free interest rate of 4.19%, dividend yield of 0%, expected term of 5.0 years, stock price of $3.12, and exercise price of $3.48. On June 9, 2025, in connection with the amendment of the warrant terms, the fair value was remeasured using updated inputs, which included an expected volatility of 125.81%, risk-free interest rate of 4.09%, dividend yield of 0%, expected term of 5.0 years, stock price of $3.12, and a revised exercise price of $3.27. Both valuations reflect management’s best estimates at the respective measurement dates. Volatility assumptions were derived from the historical trading activity of the Company’s common stock and that of comparable public companies, while the risk-free rates were based on U.S. Treasury yields consistent with the expected term of the warrants.

9.
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

11.
Subsequent Events.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Changes in Corporate Governance

On July 1, 2025, Dale Curtis Hogue, Jr. resigned from his positions as Chief Executive Officer and a member of the Board of Directors of the Company, effective immediately. His resignation was not due to any disagreement with the Company. In connection with his departure, the Company entered into a Consulting Agreement with Mr. Hogue, effective July 1, 2025, under which he will provide strategic and advisory services to the Company at a rate of $250 per hour. The agreement remains in effect until terminated by either party.

On July 2, 2025, the Board appointed Holger Weis as Chief Executive Officer, effective immediately. Mr. Weis will continue to serve as Chair of the Board of Directors, but has relinquished his roles on the Audit and Compensation Committees, pursuant to applicable Nasdaq Listing Rules. In connection with his appointment, the Company entered into an Employment Agreement with Mr. Weis, providing for an annual base salary of $275,000 and a stock option to purchase 130,000 shares of common stock at an exercise price of $5.06 per share. One-quarter of the option vested immediately, with the remainder vesting in equal quarterly installments over three years.

On July 3, 2025, certain members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their second quarter board service fees. The total deferred board service fees amounted to $37,250. In exchange for these deferred fees, the Company issued 7,450 shares of common stock, each with a par value of $0.001.

On July 15, 2025, the Board of Directors of the Company appointed Mr. Michael A. Jerman as an independent director of the Company, effective immediately, to fill the vacancy on the Board of Directors created by the resignation of Mr. Hogue and the vacancies on the audit and compensation committees from Mr. Weis’s appointment as CEO. In connection with his appointment, Mr. Jerman was also named to the Audit Committee and the Compensation Committee of the Board, and will serve as the Chair of the Audit Committee. Upon his appointment, Mr. Jerman was awarded options to purchase Common Stock pursuant to the Company's Non-employee Director Compensation Policy.

On July 16, 2025, Melinda Lackey notified the Company of her decision to terminate the Consulting Agreement dated November 14, 2023 (the “Agreement”) pursuant to terms of the agreement, with such termination to be effective 30 days from the date of notice, or August 15, 2025. In connection with the termination of the Agreement, Ms. Lackey will also resign from her roles as Legal and Administrative Officer and Corporate Secretary of the Company as of the effective Date. Ms. Lackey’s departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On August 14, 2025, the Board of Directors of the Company appointed Mr. Groenewald as Corporate Secretary effective upon the resignation of Ms. Lackey.

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

Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those risks identified under Part II, Item 1A. Risk Factors of our 2024 Annual Report.

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

In connection with the reprioritization, we reduced our workforce during the third and fourth quarters of 2023, and we continue working to reduce costs in order to extend our cash runway. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2025, we had a net loss of $2.1 million, and as of June 30, 2025, we have incurred approximately $922.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

Small Molecule Oral Obesity Program

We are advancing our internally developed, preclinical small molecule program for the treatment of obesity and related metabolic disorders. This program focuses on discovering and developing novel, orally administered therapeutics with the potential for a differentiated and complementary profile compared to currently available therapies. While other pipeline therapies for obesity explore alternative hormonal pathways such as amylin or dual GIP/GLP-1 receptor agonism, our approach is focused on a non-hormonal mechanism of action. The program seeks to develop an oral therapeutic with the potential to address certain limitations of existing hormonal therapies, including the potential for preservation of lean muscle mass during weight loss and an improved tolerability profile.

During the fourth quarter of 2024, we engaged a contract development and manufacturing organization (CDMO) to synthesize active pharmaceutical ingredients (APIs) for our product candidates. We have since initiated a portfolio of preclinical studies to evaluate these product candidates. Initial in vitro characterization studies conducted by a contract research organization (CRO) encountered methodological issues related to the assay, which prevented the generation of conclusive data. This CRO has since completed the necessary method development to resolve these issues, and these studies are being repeated. In parallel, we have conducted an in vivo pharmacokinetic (PK) study of our product candidate ALN1003 and have initiated a pilot in vivo proof-of-concept (PoC) study of ALN1003 in a diet-induced obesity (DIO) mouse model.

Collectively, these ongoing studies are designed to assess our candidates’ effects on key biological pathways implicated in metabolic disease, including receptor binding, lipid accumulation, food consumption, weight loss, and the expression of genes related to thermogenesis and energy expenditure. We anticipate initial data from these ongoing in vitro and in vivo studies will be available no later than the fourth quarter of 2025. These data are intended to inform the future development strategy for our product candidates and guide indication selection.

The advancement of this program is subject to numerous risks and uncertainties inherent in early-stage drug development. Subject to favorable data from these preclinical studies and our ability to secure additional capital, we plan to advance a selected development candidate into formal investigational new drug (IND)-enabling studies. We intend to actively explore strategic financing and collaboration opportunities to fund the continued development of this program.

Historical Development and Achievements in Cancer Therapeutics

We previously focused on developing TCR-T cell therapies for solid tumors using our non-viral Sleeping Beauty platform and hunTR® TCR discovery platform. Key milestones included:

▪
TCR-T Library Phase 1/2 Trial (2022-2023): Treated eight patients with solid tumors (e.g., pancreatic, colorectal, lung). The trial showed TCR-T cells were well-tolerated, with no dose-limiting toxicities or neurotoxicity. Cytokine release syndrome (grades 1-3) resolved with standard care. One non-small cell lung cancer patient achieved a partial response (13% response rate), and six others had stable disease (87% disease control rate), establishing proof-of-concept that Sleeping Beauty TCR-T cells can result in objective clinical responses an recognize established tumors in vivo.
▪
hunTR® Platform: Identified proprietary TCRs targeting driver mutations (KRAS, TP53, others) and various HLAs, expanding the TCR library for potential patient treatment.

In August 2023, however, due to substantial development costs and a challenging financing environment, we announced a strategic reprioritization, including the wind-down of our TCR-T Library Phase 1/2 Trial and cessation of further clinical development of TCR-T programs. This involved:

▪
Workforce reductions (approximately 95% by the end of 2023) and cost-cutting measures to extend cash runway.
▪
Termination of key licenses and agreements:

o
NCI patent license (effective December 26, 2023), after internally developing proprietary TCRs via hunTR targeting similar mutations.
o
NCI CRADA (effective October 13, 2023).
o
Precigen exclusive license (fully terminated October 4, 2024, following an amendment in April 2023 that eliminated royalty/milestone obligations).

▪
Trial close-out activities, including internal processes, with ongoing costs for long-term follow-up and regulatory obligations.

As a result, research and development expenses related to cancer programs have significantly declined, from $11.7 million for the six months ended June 30, 2023, to $0.3 million for the same period in 2025, reflecting the shift away from active oncology development.

We are actively exploring strategic alternatives to maximize stockholder value, including but not limited to acquisitions, mergers, reverse mergers, asset sales, strategic partnerships, or capital raises. These may involve monetizing cancer-related assets, such as out-licensing the TCR library or hunTR platform. We have engaged Cantor Fitzgerald & Co. as a strategic advisor for this process. However, there are no assurances that any transaction will be consummated, and failure to do so could lead to further operational curtailment or dissolution. Our primary focus has shifted to our preclinical small-molecule obesity and metabolic disorder program, with ongoing preclinical in vitro and in vivo studies.

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

The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq. The Company submitted a compliance plan within 45 days of the date of the notification, as required, and is evaluating available options to resolve the deficiency and regain compliance.

On May 22, 2025, the Company submitted its compliance plan to Nasdaq and is currently awaiting a response. If the compliance plan is accepted, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice, or until October 4, 2025, to evidence compliance with the rule. The Company is evaluating and pursuing available options to address the deficiency and regain compliance.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Royalty Revenue

Royalty revenue during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
($ in thousands)
Revenue	$—	$4	$(4)	(100)%

Research and Development Expenses

Research and development expenses during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
($ in thousands)
Research and development expenses	$185	$180	$5	3%

Research and development expenses for the three months ended June 30, 2025 increased by $5,000 when compared to the three months ended June 30, 2024, primarily due to an increase in consulting fees incurred in pursuit of our obesity program.

General and Administrative Expenses

General and administrative expenses during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
($ in thousands)
General and administrative expenses	$854	$990	$(136)	(14)%

General and administrative expenses for the three months ended June 30, 2025 decreased by $136,000 as compared to the three months ended June 30, 2024, primarily due to a decrease in insurance costs, filing fees, bank fees and travel costs due to our downsized operations.

Other Income

Other income during the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
($ in thousands)
Other income, net	$19	$37	(18)	(49)%

Other income, net, for the three months ended June 30, 2025 decreased by $18,000 as compared to the three months ended June 30, 2024, primarily due to reduced interest cash reserves, corresponding to the reduced cash balances quarter over quarter.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Royalty Revenue

Royalty revenue during the six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30,
	2025	2024	Change
($ in thousands)
Revenue	$2	$6	$(4)	(67)%

Research and Development Expenses

Research and development expenses during the six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30,
	2025	2024	Change
($ in thousands)
Research and development expenses	$531	$306	$225	74%

Research and development expenses for the six months ended June 30, 2025 increased by $255,000 when compared to the six months ended June 30, 2024, primarily due to an increase of $200,0000 related to regulatory submissions as part of our wind-down clinical activities and consulting fees incurred in pursuit of our obesity program.

General and Administrative Expenses

General and administrative expenses during the six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30,
	2025	2024	Change
($ in thousands)
General and administrative expenses	$1,603	$2,607	$(1,004)	(39)%

General and administrative expenses for the six months ended June 30, 2025 decreased by $1,004,000 as compared to six months ended June 30, 2024, primarily due to a $200,000 decrease in employee-related expenses as a result of lower salaries and employee related costs, a $400,000 decrease in consulting expenses and a $400,000 decrease in insurance cost, filing fees, bank fees and travel costs and bank fees due to our downsized operations.

Other Income

Other income during the six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30,
	2025	2024	Change
($ in thousands)
Other income, net	39	97	(58)	(60)%

Other income, net, for the six months ended June 30, 2025 decreased be $58,000 as compared to the six months ended June 30, 2024, primarily due to reduced interest income from our cash reserves, as our reduced cash reserves quarter over quarter.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity

We have not generated any revenue from product sales and have only generated nominal royalty revenue. Since inception, we have incurred net losses and negative cash flows from our operations.

To date, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible and preferred equity securities, term debt and collaborations.

Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the first quarter of 2026. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

We operated at a loss since inception in 2003 and have no significant recurring revenue from operations. We anticipate that losses will continue for the foreseeable future. As of June 30, 2025, our accumulated deficit was approximately $922.6 million. Our working capital as of June 30, 2025 was $2.6 million, consisting of $3.7 million in current assets and $1.1 million in current liabilities. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

As of June 30, 2025, we had approximately $2.9 million of cash and cash equivalents. In light of our 2023 announced strategic reprioritization and the ensuing streamlining and cost efficiency efforts, we anticipate our cash resources will be sufficient to fund our operations into the first quarter of 2026. In order to continue our operations beyond our forecasted runway, including, if necessary, to continue to explore strategic alternatives, we will need to raise additional capital. Aside from the equity line of credit, we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

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

Series A-1 Preferred Stock

In April 2025, we entered into a Subscription Agreement, with an accredited investor, pursuant to which we sold 500 shares of Series A-1 Convertible Preferred Stock, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $500,000. The Preferred Offering also relates to the offering of the shares of our common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock).

In connection therewith, we filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A-1 Convertible Preferred Stock, designating 1,000 shares of preferred stock as our Series A-1 Preferred Stock.

Series A-1 Preferred Stock together with the aggregate accrued or accumulated and unpaid dividends thereon, is convertible, at any time at option of the holder, into shares of Common Stock at initial fixed “Conversion Price” of $2.76 per share, subject to customary anti-dilution provisions. Prior thereto, the holders of Series A-1 Preferred Stock are entitled to receive dividends at a rate of 10% per annum, payable in shares of Series A-1 Preferred Stock, if and when declared by the Board of Directors. In addition, to the extent any other dividends or distributions are declared for holders of the common stock, the holders of Series A-1 Preferred Stock have participation rights on an as-converted basis. The holders of Series A-1 Preferred Stock are entitled to vote, together as a single class, on any and all matters presented to our stockholders for their action on an as-converted basis, a number of votes equal to the number of shares of common stock into which the shares of Series A-1 Preferred Stock are convertible under the terms of the Certificate of Designation.

Securities Purchase Agreement for Registered Direct Offering

In June 2025, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which we agreed to sell (i) 338,725 shares of common stock at a purchase price of $3.36 per share and (ii) 271,674 pre-funded warrants to purchase common stock at a purchase price of $3.359 per warrant share, in a registered direct offering. In connection therewith, we received net proceeds totaling $1,911,000 after deduction of transaction related expenses. Subsequent thereto and through June 30, 2025, a total of 96,500 the prefunded warrants were exercised at $0.001 per share, resulting in the issuance of 96,500 shares of common stock. Subsequent to June 30, 2025, an aggregate of 112,875 prefunded warrants were exercised resulting in the issuance of an additional 112,875 shares of common stock.

Series A-2 Preferred Stock

In June 2025, we entered into a subscription agreement with certain accredited investors, pursuant to which we sold, in a private placement, 850 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share, for aggregate gross proceeds of $850,000.

In connection therewith, we filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A-2

Convertible Preferred Stock, designating 1,000 shares of preferred stock as our Series A-2 Preferred Stock.

Series A-2 Preferred Stock, together with the aggregate accrued or accumulated and unpaid dividends thereon, is convertible, at any time at the option of the holder, into shares of Common Stock at an initial fixed “Conversion Price” of $4.49 per share, subject to customary anti-dilution provisions. Prior thereto, the holders of Series A-2 Preferred Stock are entitled to receive dividends at a rate of 10% per annum, payable in shares of Series A-2 Preferred Stock, if and when declared by the Board of Directors. In addition, to the extent any other dividends or distributions are declared for holders of the Common Stock, the holders of Series A-2 Preferred Stock have participation rights on an as-converted basis. The holders of Series A-2 Preferred Stock are entitled to vote, together as a single class, on any and all matters presented to our stockholders for their action on an as-converted basis, a number of votes equal to the number of shares of Common Stock into which the shares of Series A-2 Preferred Stock are convertible under the terms of the Certificate of Designation.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
($ in thousands)
Net cash flows from:
Operating activities	$(1,473)	$(3,598)
Financing activities	3,261	—
Net decrease in cash and cash equivalents	$1,788	$(3,598)

Net cash flows used in operating activities for the six months ended June 30, 2025 was $1,473, as compared to net cash used in operating activities of $3,598 for the six months ended June 30, 2024. The decrease in net cash used in operating activities was primarily related to reductions in our net loss, offset by an increase in timing of accounts payable and accrued expenses.

The net cash flows from financing activities for the six months ended June 30, 2025 was $3,261 as compared to $0 for the six months ended June 30,2024. The financing activity was directly attributable to proceeds from the issuance of common stock and prefunded warrants, the sale of Series A-1 Preferred Stock, and the sale of Series A-2 Preferred Stock.

Capital Resources

Operating Leases

As of June 30, 2025, we have no lease commitments, other than a short-term lease.

Royalty and License Fees

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the six months ended June 30, 2025 and 2024, the Company earned $2 and $6, respectively, in royalty revenues on net sales under the Solasia License and Collaboration Agreement. During the three months ended June 30, 2024, the Company earned $4, in royalty revenues on net sales under the Solasia License and Collaboration Agreement. No such royalty revenues were earned in the three months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of June 30, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factors in this Quarterly Report have been revised to incorporate changes to our risk factors from those included in our Annual Report. The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

* If Nasdaq does not approve our plan for compliance with Nasdaq List Rule 5550(b)(1) following the April 7, 2025 notice that our stockholders' equity had fallen below the required $2,500,000, we may be delisted from the Nasdaq Capital Market exchange.

On April 7, 2025, the Company received the Notice from the Listing Qualifications staff of Nasdaq notifying us that our stockholders equity as reported in our 2024 10-K, did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market (the "Nasdaq SE Rule"), which requires that a listed company’s stockholder equity be at least $2,500,000. In our 2024 10-K, we reported stockholders’ equity of $2,063,000, and, as a result, did not currently satisfy Nasdaq Listing Rule 5550(b)(1). While the Notice has no immediate effect on our Nasdaq listing, in order to regain compliance, we were required to present a our plan within 45 calendar days or by May 22, 2025 to Nasdaq staff and we did so. If our compliance plan is accepted, we may be granted up to 180 calendar days from April 7, 2025, to evidence compliance.

We timely presented a plan for compliance within the requisite 45 days. Even though we did present a compliance plan within the prescribed deadline, Nasdaq staff may find it insufficient to evidence compliance with the Nasdaq SE Rule. If they do not find it sufficient, we may be delisted. If the Nasdaq staff do find our plan to sufficiently demonstrate compliance with the Nasdaq SE Rule, we may be granted up to 180 calendar days to implement the plan and regain compliance. Nasdaq may provide us insufficient time to implement our compliance plan or at the end of the compliance period, we may not be able to demonstrate compliance for any number of reasons. If any of these events occur, we could be delisted.

OTHER RISKS RELATED TO OUR COMPANY

*Artificial intelligence used by us and our partners and vendors may have negative effects on our company.

Artificial intelligence ("AI") use in many industries has rapidly expanded. While we do not utilize any specific AI technologies internal to Alaunos, we may work with vendors or service providers that do utilize AI technologies with or without our knowledge. Areas in which our business that could be negatively impacted include novel cybersecurity threats such as malicious code or phishing attempts. AI could also perpetrate fraud or misappropriation of company funds. From a regulatory standpoint, we could be liable for noncompliance related to data compromise or perceived or actual noncompliance with data privacy or protection or AI requirements to various agencies or jurisdictions. There are also potential risks around ethical, social, and reputational risks should AI cause us to infringe on privacy rights or violate intellectual property rights. AI is also known for “deep fakes” or false information being spread electronically and attributed to innocent companies and their management or directors. Such accusations could negatively impact human rights, privacy, employment, or other social concerns, which may result in claims, lawsuits, brand or reputational harm, and increased regulatory scrutiny, any of which could harm our business, financial condition, and operating results. Operational risks potentially caused by AI technologies include unanticipated disruptions to systems, potential loss or corruption of data, implementation delays, and cost overruns that could stem from underlying defects in the AI tools used. Finally, competition risk may result from rapid adoption of AI that could provide unforeseen advantages to our competitors and lead to the erosion of our market share by potentially leading to the emergence of new products and categories, the rapid maturation of categories, cannibalization of categories, changing price points and product replacement and upgrade cycles.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

In April 2025, the Company entered into a Subscription Agreement (the “A-1 Agreement”), with an accredited investor, pursuant to which the Company sold 500 shares of Series A-1 Convertible Preferred Stock, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $500,000. The Preferred Offering also relates to the offering of the shares of the Company's common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock.

On April 13, 2025, the Board of Directors of the Company elected to receive compensation in the form of shares of common stock and stock options in lieu of cash for the then outstanding cumulative deferred board service fees for the first quarter of 2025, totaling $139,000. Accordingly, the Company issued 38,269 shares of common stock with an aggregate fair value of $111,750 and granted 10,904 fully vested stock options, with an exercise price of $2.92 per share and an aggregate grant date fair value of $27,250.

In May 2025, the Company entered into an equity purchase agreement with an investor under which the Company has the option to sell up to $25.0 million of common stock over a period of 24 months at 97% of the prior trading day’s VWAP, subject to volume and ownership limitations. In connection with the agreement, the Company issued a warrant to purchase 79,900 shares of common stock at $4.00 per share, with a five-year term.

In June 2025, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company sold, in a private placement, 850 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share, for aggregate gross proceeds of $850,000.

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

3.3

Certificate of Designation of Series A-2 Convertible Preferred Stock of Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 26, 2025).

3.4

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Holger Weis
Holger Weis
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: August 14, 2025

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: August 14, 2025