Form 10-Q
period 2025-09-30
Alaunos Therapeutics, Inc.
filed 2025-11-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33038

Alaunos Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1475642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 E. Las Olas Blvd., Suite 300 Fort Lauderdale, FL 33301 (346) 355-4099 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

As of November 14, 2025 the number of outstanding shares of the registrant's common stock, $0.001 par value, was 2,231,829 shares.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, levels of activity or performance of achievements to differ materially from current expectations include, among other things, those described in our Annual Report under Part I, Item 1A, “Risk Factors” for the year ended December 31, 2024, those described in Part II, Item IA “Risk Factors” for the quarters ended March 31, 2025 and June 30, 2025, and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 31, 2025 and as amended by Amendment No. 1 filed with the SEC on April 30, 2025, in the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Reports for the quarters ended March 31, 2025, filed with the SEC on May 15, 2025 and June 30, 2025, filed with the SEC on August 14, 2025, and in this Quarterly Report. Some of the more significant risks include the following:

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
•
Our decreasing cash reserves has, in the past, resulted in our stockholder’s equity falling below $2,500,000 as required by Nasdaq Listing Rule 5550(b)(1), which resulted in our receipt of a delisting notice from Nasdaq. On August 19, 2025, Nasdaq notified the Company that it had regained compliance with the continued listing requirements of the Nasdaq Capital Market. Based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $3.66 million, the Listing Qualifications staff determined that the Company now complies with the Nasdaq Listing Rules and confirmed that the matter is closed. As of September 30, 2025, we had $2,823,000 in stockholder’ equity resulting in compliance with the Nasdaq rule. However, due to the Company’s limited cash runway and ongoing operating losses, there can be no assurance that the Company will maintain compliance with Nasdaq’s continued listing requirements in the future.
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
•
For our small molecule oral and metabolic obesity program or should we resume development of our TCR-T product candidates, any candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to significant penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•
For our small molecule oral and metabolic obesity program, or should we resume development of our TCR-T product candidates, if we fail to obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, our business will suffer materially.
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
•
Because we do not expect to pay dividends on our common stock, you will not realize any income from an investment in our common stock unless and until you sell your shares at a profit.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$1,938	$1,091
Receivables	—	5
Prepaid expenses and other current assets, current	747	1,659
Total current assets	2,685	2,755
Property and equipment, net	97
Prepaid expenses and other assets, non current	942	—
Total assets	$3,724	$2,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$843	$516
Accrued expenses	78	176
Total current liabilities	921	692
Total liabilities	$921	$692
Commitments and contingencies (Note 5)
Stockholders' equity
Series A-1 preferred stock $0.001 par value; 1,000 shares authorized, 500 and 0 shares issued and outstanding at September 30, 2025 and at December 31, 2024, respectively	-	-
Series A-2 preferred stock $0.001 par value; 1,000 shares authorized, 850 and 0 shares issued and outstanding at September 30, 2025 and at December 31, 2024, respectively	-	-
Common stock $0.001 par value; 50,000,000 shares authorized, 2,205,846 and 1,601,252 shares issued and outstanding at September 30, 2025 and at December 31, 2024, respectively	2	2
Additional paid-in capital	926,530	922,507
Accumulated deficit	(923,729)	(920,446)
Total stockholders' equity	2,803	2,063
Total liabilities and stockholders' equity	$3,724	$2,755

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$2	$6
Operating expenses:
Research and development	469	143	1,002	448
General and administrative	718	1,007	2,318	3,615
Total operating expenses	1,187	1,150	3,320	4,063
Loss from operations	(1,187)	(1,150)	(3,318)	(4,057)
Other income (expense):
Change in fair value of warrant liability	—	—	(31)	—
Other income, net	28	23	66	120
Other income (expense), net	28	23	35	120
Net loss	$(1,159)	$(1,127)	$(3,283)	$(3,937)
Basic and diluted earnings per share	$(0.55)	$(0.70)	$(1.84)	$(2.46)
Weighted average common shares outstanding, basic and diluted	2,183,039	1,601,252	1,822,500	1,601,252

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2025

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	2,074,746	$2	500	$—	850	$—	$926,229	$(922,570)	$3,661
Stock-based compensation	—	—	—	—	—	—	239	—	239
Shares issued as consideration for board service fees	7,450	—	—	—	—	—	37	—	37
Shares issued as consideration for services	10,775	—	—	—	—	—	25	—	25
Exercise of prefunded warrants	112,875	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,159)	(1,159)
Balance at September 30, 2025	2,205,846	$2	500	$-	850	$-	$926,530	$(923,729)	$2,803

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Nine Months Ended September 30, 2025

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,601,252	$2	—	$—	—	$—	$922,507	$(920,446)	$2,063
Stock-based compensation	—	—	—	—	—	—	379	—	379
Shares issued as consideration for board service fees	45,719	—	—	—	—	—	149	—	149
Shares issued as consideration for services	10,775	—	—	—	—	—	25	—	25
Sale of Series A-1 preferred stock	—	—	500	—	—	—	500	—	500
Issuance of common stock in registered direct offering, net of offering cost	338,725	—	—	—	—	—	998	—	998
Issuance of prefunded warrants in registered direct offering	—	—	—	—	—	—	913	—	913
Reclassification of Warrant Liability to equity	—	—	—	—	—	—	209	—	209
Exercise of prefunded warrants	209,375	—	—	—	—	—	—	—	—
Sale of Series A-2 preferred stock	—	—	—	—	850	—	850	—	850
Net loss	—	—	—	—	—	—	—	(3,283)	(3,283)
Balance at September 30, 2025	2,205,846	$2	500	$-	850	$-	$926,530	$(923,729)	$2,803

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	1,601,252	$2	$922,346	$(918,577)	$3,771
Stock-based compensation	—	—	80	—	80
Net loss	—	—	—	(1,127)	(1,127)
Balance at September 30, 2024	1,601,252	$2	$922,426	$(919,704)	$2,724

For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	354	—	354
Net loss	—	—	—	(3,937)	(3,937)
Balance at September 30, 2024	1,601,252	$2	$922,426	$(919,704)	$2,724

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,283)	$(3,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3
Change in fair value of warrant liability	31	—
Common stock issued for services rendered	174	—
Stock-based compensation	379	354
Changes in operating assets and liabilities:
Receivables	5	1
Prepaid expenses and other current assets	148	331
Accounts payable	327	(159)
Accrued expenses	(98)	(972)
Net cash flows from operating activities	(2,317)	(4,379)
Cash flows from investing activities:
Purchases of property and equipment	(97)	—
Net cash flows from investing activities	(97)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock and pre funded warrants, net of offering costs	1,911	—
Proceeds from sale of Series A-1 preferred stock	500	—
Proceeds from sale of Series A-2 preferred stock	850	—
Net cash flows from financing activities	3,261	—
Net increase (decrease) in cash, cash equivalents	847	(4,379)
Cash and cash equivalents, beginning of period	1,091	6,062
Cash and cash equivalents, end of period	$1,938	$1,683
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—
Noncash financing activities:
Recognition of warrant liability in connection with the equity line of credit agreement	$178	$—

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.
Organization

Overview

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a pre-clinical stage obesity and metabolic disorder and clinical-stage oncology-focused cell therapy company with a current focus on developing oral small molecules for obesity and other metabolic disorders. The Company was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

As of September 30, 2025, there were 2,205,846 shares of common stock outstanding, 500 Series A-1 shares of preferred stock outstanding, 850 Series A-2 shares of preferred stock outstanding and an additional 394,301 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. The Company also has 1,130,745 shares available for issuance under its 2020 Equity Incentive Plan.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Liquidity and Going Concern

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of September 30, 2025, the Company had approximately $1.9 million of cash and cash equivalents. The Company’s accumulated deficit at September 30, 2025 was approximately $923.7 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the first quarter of 2026. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events outside of the Company's control, including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, or if the Company is unsuccessful in entering into partnership agreements for further development of its product candidates, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025 and as amended by Amendment No. 1 filed with the SEC on April 30, 2025. (collectively, the “2024 Annual Report”)

The results disclosed in the statements of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year 2025.

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

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). On May 22, 2025, The Company submitted its compliance plan to Nasdaq.

On August 19, 2025, Nasdaq notified the Company that it had regained compliance with the continued listing requirements of the Nasdaq Capital Market. Based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $3.66 million, the Listing Qualifications staff determined that the Company now complies with the Nasdaq Listing Rules and confirmed that the matter is closed. As of September 30, 2025, we had $2.80 million in stockholder’ equity resulting in compliance with the Nasdaq rule. However, due to the Company’s limited cash runway and ongoing operating losses, there can be no assurance that the Company will maintain compliance with Nasdaq’s continued listing requirements in the future.

2.
Summary of Significant Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently certain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Management believes that clinical trial expenses and other research and development expenses, collaboration agreements, fair value measurements of share based arrangements, and income taxes are its most critical accounting estimates. Our accounting policies are discussed in detail in Note 3 – Summary of Significant Accounting Policies in the audited financial statements included in the Company’s 2024 Annual Report. There have been no material changes in those policies since the filing of the 2024 Annual Report, except as described below under the heading Derivative Liabilities.

Derivative Liabilities

In accordance with applicable accounting standards, upon issuance of financial instruments, whether stand alone or embedded, the Company performs an analysis to determine the appropriate classification of the financial instrument as either a derivative liability, or if certain conditions are met, as equity. Derivative liabilities are initially recorded at fair value and subsequently remeasures the derivative liability at each reporting period with changes in fair value recognized in earnings. The Company continually evaluates the classification and if the terms of the agreement are modified, the Company performs an assessment of the impact. Upon modification, if the instrument qualifies for equity classification, at that time it is remeasured at fair value, with changes in fair value since last measurement recognized in earnings and thereafter the balance is reclassified at its then fair value to equity. During the nine months ended September 30, 2025, the Company determined that certain warrants initially qualified as derivative liabilities. Such warrants were subsequently modified at which point the warrants qualified for equity classification. See further discussion in Note 8 - Warrants.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.
Net earnings per share

Basic earnings per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock , unless the effect on net earnings per share is antidilutive. The following have been excluded from the calculation of dilutive earnings per share, as the effect was antidilutive:

	September 30,
	2025	2024
Common stock options	225,550	33,237
Warrants	168,751	26,555
	394,301	59,792

The following table show the net loss attributable to common shareholders after including undeclared cumulative preferred dividend used to calculate the basic and diluted earnings per share, as shown on the statement of operations (See Note 5. Equity - Series A-1 and A-2 Preferred Stock Cumulative Dividends):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,159)	$(1,127)	$(3,283)	$(3,937)
Cumulative preferred dividends	(42)	-	(62)	-
Net loss attributable to common stockholders	$(1,201)	$(1,127)	$(3,345)	$(3,937)

4.
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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

As provided under the MD Anderson License, the Company provided funding for research and development activities in support of the research programs under the 2015 R&D Agreement. At various times, the Company amended the 2015 R&D Agreement to extend the term until December 31, 2026 and in 2019 entered into the 2019 R&D Agreement, pursuant to which the Company agreed to collaborate with respect to the TCR program. The Company incur $0 and $28 thousand clinical costs from MD Anderson related to the these agreements for the three and nine months ended September 30, 2025.

The 2019 R&D Agreement will terminate on December 31, 2026 and either party may terminate the 2019 R&D Agreement following written notice of a material breach. The 2019 R&D Agreement also contains customary provisions related to indemnification obligations, confidentiality and other matters.

During the reporting period, the Company continued to engage with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) to wind down the TCR trials. The parties completed the final reconciliation of amounts due under the related R&D agreements, and the Company received the final invoice during the second quarter of 2025. Amounts due to MD Anderson and recorded in accounts payable were $257 thousand, $262 thousand, $285 thousand, and $285 thousand as of December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025, respectively. On November 4, 2025, the Office of the Attorney General of Texas, on behalf of MD Anderson, issued a demand asserting that $192 thousand is owed under an R&D agreement and requested payment within 30 days. As of September 30, 2025, the Company included the asserted amount within accounts payable. The Company is in discussions to pay the amounts due on an agreed upon payment schedule over six months.

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

Under the terms of the agreement, the Company may be required to make payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive low single digit royalties on net sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During three and nine months ended September 30, 2025 and 2024, the Company did not incur any milestone expenses or royalty expenses under this agreement.

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

During the nine months ended September 30, 2025, the Company earned royalty revenue totaling $2 thousand under this agreement, all of which was earned during the three months ended March 31, 2025. During the three and nine months ended September 30, 2024, the Company earned $0 thousand and $6 thousand, respectively, in royalty revenues on net sales under this agreement.

Insurance Contract

During the nine months ended September 30, 2025 , the Company entered into an insurance arrangement for certain risks which were previously paid in full began to be in force for a period of six years. Accordingly, the Company began amortizing the prepaid expense related to the contract. The Company has classified the prepaid contract between its current portion and long term-portion. As of September 30, 2025, $747 thousand is included in prepaid expenses and other current assets and $942 thousand is included in prepaid expense and other non-current assets in the accompanying condensed consolidated balance sheet.

Director Resignation

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

On April 15, 2025, Dr. Robert Hofmeister, Ph.D. resigned as a member of the Board of Directors of the Company with immediate effect. Dr. Robert Hofmeister's, Ph.D. resignation was not the result of any disagreement on any matter relating to the Company’s operations, policies or practices.

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

On July 2, 2025, the Board appointed Holger Weis as Chief Executive Officer, effective immediately. Mr. Weis will continue to serve as Chair of the Board of Directors, but has relinquished his roles on the Audit and Compensation Committees, pursuant to applicable Nasdaq Listing Rules. In connection with his appointment, the Company entered into an Employment Agreement with Mr. Weis, providing for an annual base salary of $275 thousand and a stock option to purchase 130,000 shares of common stock at an exercise price of $5.06 per share. One-quarter of the option vested immediately, with the remainder vesting in equal quarterly installments over three years.

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

On July 16, 2025, Melinda Lackey notified the Company of her decision to terminate the Consulting Agreement dated November 14, 2023 (the “Agreement”) pursuant to terms of the agreement, with such termination to be effective 30 days from the date of notice, or August 15, 2025. In connection with the termination of the Agreement, Ms. Lackey resigned from her roles as Legal and Administrative Officer and Corporate Secretary of the Company as of the effective Date. Ms. Lackey’s departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On August 14, 2025, the Board of Directors of the Company appointed Mr. Ferdinand Groenewald as Corporate Secretary effective upon the resignation of Ms. Lackey.

5.
Equity

Series A-1 Preferred Stock

In April 2025, the Company entered into a Subscription Agreement (the “A-1 Agreement”), with an accredited investor, pursuant to which the Company sold 500 shares of Series A-1 Convertible Preferred Stock, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $0.5 million. The Preferred Offering also relates to the offering of the shares of the Company's common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

to the number of shares of common stock into which the shares of Series A-1 Preferred Stock are convertible under the terms of the Certificate of Designation.

Director Compensation

On April 13, 2025, the Board of Directors of the Company elected to receive compensation in the form of shares of common stock and stock options in lieu of cash for the then outstanding cumulative deferred board service fees for the first quarter of 2025, totaling $139 thousand. Accordingly, the Company issued 38,269 shares of common stock with an aggregate fair value of $112 and granted 10,904 fully vested stock options, with an exercise price of $2.92 per share and an aggregate grant date fair value of $27 thousand.

On July 3, 2025, certain members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their second quarter board service fees. The total deferred board service fees amounted to $37 thousand. In exchange for these deferred fees, the Company issued 7,450 shares of common stock, each with a par value of $0.001.

Securities Purchase Agreement for Registered Direct Offering

In June 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell (i) 338,725 shares of common stock at a purchase price of $3.36 per share and (ii) 271,674 pre-funded warrants to purchase common stock at a purchase price of $3.359 per warrant share, in a registered direct offering. In connection therewith, Company received net proceeds totaling $1.91 million after deduction of transaction related expenses. Subsequent thereto and through September 30, 2025, a total of 209,375 of the prefunded warrants were exercised at $0.001 per share, resulting in the issuance of 209,375 shares of common stock. Subsequent to September 30, 2025, an aggregate of 62,999 prefunded warrants were exercised cash less and resulting in the issuance of an additional 62,281 shares of common stock.

Series A-2 Preferred Stock

In June 2025, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company sold, in a private placement, 850 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share, for aggregate gross proceeds of $0.85 million.

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

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of September 30, 2025, undeclared cumulative dividends totaled $39 thousand for Series A-1 and $23 thousand for Series A-2. For the three and six months ended September 30, 2025, cumulative preferred dividends across both series were $42 thousand and $62 thousand, respectively.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.
Stock-Based Compensation

The following table presents share-based compensation expense on all employee and non-employee awards included in the accompanying condensed statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$168	$2	$169	$15
General and administrative	133	78	384	339
Stock-based compensation expense	$301	$80	$553	$354

The grant date fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.86-4.13%	3.70%	4.05-4.15%	3.70 - 4.09%
Expected life in years	5.00-6.06	6.06	5.04-6.06	5.04-6.06
Expected volatility	119.26-127.03%	112.17%	113.26-127.03%	112.17 -170.50%
Expected dividend yield	—%	—%	—%	—%

2.

Stock option activity under the Company’s stock option plans for the nine months ended September 30, 2025 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	33,237	$153.79	7.15	$—
Granted	196,580	4.33
Exercised	-	-
Cancelled	(4,265)	71.68
Outstanding, September 30, 2025	225,550	$25.08	8.26	$12
Options exercisable, September 30, 2025	96,529	$52.50	10.53	$7
Options available for future grant, September 30, 2025	950,429

At September 30, 2025, total unrecognized compensation costs related to unvested stock options outstanding amounted to $492 and is expected to be recognized over a weighted-average period of 2.55 years.

7.
Warrants

The following is a summary of the Company's warrant activity for the nine months ended September 30, 2025:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2024	26,552	$28.50	2.75
Granted	351,574	0.76
Exercised	(209,375)	0.001
Outstanding, September 30, 2025	168,751	$6.08	6.10

Equity Purchase Agreement and Warrant

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Due to anti-dilution and variable pricing features, the warrant was initially classified as a derivative liability measured at fair value using the Black-Scholes model, which was determined to be approximately equivalent to a lattice or monte carlo model. On the issuance date, the fair value of the derivative liability totaled $177 thousand, with a corresponding increase in deferred issuance costs for the same amount, which is included in other assets in the accompanying 2025 condensed balance sheet and will be amortized as a reduction to the proceeds received equity instruments sold pursuant to the agreement or upon its termination in the event the entirety of the shares are not sold. On June 9, 2025, the Company and the investor agreed to amend the warrant to introduce a $0.57 floor price, eliminate certain share-count adjustments, and remove certain fundamental transaction rights. As a result, the warrant, as amended, qualified for equity classification, was remeasured at fair value, and was reclassified from liabilities to equity, which resulted in a charge of $31 thousand recognized as a change in fair value of derivative liability and is included in other expense in the accompanying 2025 condensed statements of operations.

The fair value of the warrant issued to the investor was initially measured using the Black-Scholes option pricing model as of May 19, 2025, based on the following assumptions: expected volatility of 118.36%, risk-free interest rate of 4.19%, dividend yield of 0%, expected term of 5.0 years, stock price of $3.12, and exercise price of $3.48. On June 9, 2025, in connection with the amendment of the warrant terms, the fair value was remeasured using updated inputs, which included an expected volatility of 125.81%, risk-free interest rate of 4.09%, dividend yield of 0%, expected term of 5.0 years, stock price of $3.12, and a revised exercise price of $3.36. Both valuations reflect management’s best estimates at the respective measurement dates. Volatility assumptions were derived from the historical trading activity of the Company’s common stock and that of comparable public companies, while the risk-free rates were based on U.S. Treasury yields consistent with the expected term of the warrants.

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

9.
Subsequent Events

On October 10, 2025, the Company issued 53,832 shares of common stock for services, with an aggregate grant-date fair value of $199. The issuance partially settled accounts payable outstanding at September 30, 2025 pursuant to a revised consulting agreement.

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

Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those risks identified under Part II, Item 1A. Risk Factors of our 2024 Annual Report and Part II Item 1.A of our Quarterly Reports for the quarters ended March 31, 2025 and June 30, 2025.

Overview

On October 10, 2024, we announced our continued progress and evaluation of our internally developed small molecule oral obesity program. The aim of this program is to develop a drug for obesity and metabolic disorders with a differentiated profile relative to currently marketed and in development oral and injectable products.

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

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2025, we had a net loss of $3.3 million, and as of September 30, 2025, we have incurred approximately $923.7 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future.

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

During the fourth quarter of 2024, we engaged a contract development and manufacturing organization (CDMO) to synthesize active pharmaceutical ingredients (APIs) for our product candidates. We have since initiated a portfolio of preclinical studies to evaluate these product candidates. Initial in vitro characterization studies conducted by a contract research organization (CRO) encountered methodological issues related to the assay, which prevented the generation of conclusive data. This CRO has since completed the necessary method development to resolve these issues, and these studies are being repeated. In parallel, we have conducted an in vivo pharmacokinetic (PK) study of our product candidate ALN1003 and have initiated two pilot in vivo proof-of-concept (PoC) studies of ALN1003 in a diet-induced obesity (DIO) mouse model.

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

Historical Development and Achievements in Cancer Therapeutics

While our primary focus has shifted to our preclinical small-molecule obesity and metabolic disorder program, with ongoing preclinical in vitro and in vivo studies, we previously focused on developing TCR-T cell therapies for solid tumors using our non-viral Sleeping Beauty platform and hunTR® TCR discovery platform. Key milestones included:

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

We are actively exploring strategic alternatives to maximize stockholder value, including but not limited to acquisitions, mergers, reverse mergers, asset sales, strategic partnerships, or capital raises. These may involve monetizing cancer-related assets, such as out-licensing the TCR library or hunTR platform. We engaged Cantor Fitzgerald & Co. as a strategic advisor for this process. However, there are no assurances that any transaction will be consummated, and failure to do so could lead to further operational curtailment or dissolution.

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

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). On May 22, 2025, The Company submitted its compliance plan to Nasdaq.

On August 19, 2025, Nasdaq notified the Company that it had regained compliance with the continued listing requirements of the Nasdaq Capital Market. Based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $3.66 million, the Listing Qualifications staff determined that the Company now complies with the Nasdaq Listing Rules and confirmed that the matter is closed. As of September 30, 2025, we had $2.82 million in stockholder’ equity resulting in compliance with the Nasdaq rule. However, due to the Company’s limited cash runway and ongoing operating losses, there can be no assurance that the Company will maintain compliance with Nasdaq’s continued listing requirements in the future.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Royalty Revenue

Royalty revenue during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
($ in thousands)
Revenue	$—	$—	$—	100%

Research and Development Expenses

Research and development expenses during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
($ in thousands)
Research and development expenses	$469	$143	$326	228%

Research and development expenses for the three months ended September 30, 2025 increased by $326 thousand when compared to the three months ended September 30, 2024, primarily due to an increase in stock based compensation, salary expense and consulting fees incurred in pursuit of our obesity program.

General and Administrative Expenses

General and administrative expenses during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
($ in thousands)
General and administrative expenses	$718	$1,007	$(289)	(29)%

General and administrative expenses for the three months ended September 30, 2025 decreased by $289 thousand as compared to the three months ended September 30, 2024, primarily due to a decrease in salary expense, insurance costs, filing fees, bank fees and travel costs due to our downsized operations.

Other Income

Other income during the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
($ in thousands)
Other income, net	$28	$23	5	22%

Other income, net, for the three months ended September 30, 2025 increased by $5 thousand as compared to the three months ended September 30, 2024, primarily due to interest earned on cash reserves.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Royalty Revenue

Royalty revenue during the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,
	2025	2024	Change
($ in thousands)
Revenue	$2	$6	$(4)	(67)%

Research and Development Expenses

Research and development expenses during the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,
	2025	2024	Change
($ in thousands)
Research and development expenses	$1,002	$448	$554	124%

Research and development expenses for the nine months ended September 30, 2025 increased by $554 thousand when compared to the nine months ended September 30, 2024, primarily due to an increase in increase in stock based compensation, salary expense and consulting fees incurred in pursuit of our obesity program and the remainder of the increase is related to regulatory submissions and close out fees as part of our wind-down clinical activities

General and Administrative Expenses

General and administrative expenses during the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,
	2025	2024	Change
($ in thousands)
General and administrative expenses	$2,318	$3,615	$(1,297)	(36)%

General and administrative expenses for the nine months ended September 30, 2025 decreased by $1.30 million as compared to nine months ended September 30, 2024, primarily due to a $0.43 million decrease in consulting expenses and a $0.58 million decrease in insurance cost and a decrease in employee-related expenses, insurance cost, filing fees, bank fees and travel costs and bank fees due to our downsized operations.

Other Income

Other income during the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,
	2025	2024	Change
($ in thousands)
Other income, net	66	120	(54)	(45)%

Other income, net, for the nine months ended September 30, 2025 decreased be $54 thousand as compared to the nine months ended September 30, 2024, primarily due to reduced interest income from our cash reserves, as our reduced cash reserves period over period, partially offset by a gain in the change of fair value of our warrant liability.

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

Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the first quarter of 2026. Our current monthly cash burn rate is approximately $0.28 million (based on the nine months ended September 30, 2025). At this rate, our $1.9 million in cash and cash equivalents as of September 30, 2025, is expected to fund operations through approximately March 2026. This estimate excludes any potential costs related to strategic transactions, wind-down, or unforeseen liabilities. Subsequent to September 30, 2025, the Company issued 53,832 shares of common stock to settle $199 thousand of accounts payable. This non-cash transaction had no impact on cash runway but reduced current liabilities.

We have operated at a loss since inception in 2003 and have no significant recurring revenue from operations. We anticipate that losses will continue for the foreseeable future. As of September 30, 2025, our accumulated deficit was approximately $923.7 million. Our working capital as of September 30, 2025 was $1.8 million, consisting of $2.7 million in current assets and $0.9 million in current liabilities. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

As of September 30, 2025, we had approximately $1.9 million of cash and cash equivalents. In light of our 2023 announced strategic reprioritization and the ensuing streamlining and cost efficiency efforts, we anticipate our cash resources will be sufficient to fund our operations into the first quarter of 2026. In order to continue our operations beyond our forecasted runway, including, if necessary, to continue to explore strategic alternatives, we will need to raise additional capital. Aside from the equity line of credit, we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, we may be unable to persist as a going concern for sufficient time to identify or execute on any strategic alternatives.

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

Series A-1 Preferred Stock

In April 2025, we entered into a Subscription Agreement, with an accredited investor, pursuant to which we sold 500 shares of Series A-1 Convertible Preferred Stock, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $0.5 million. The Preferred Offering also relates to the offering of the shares of our common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock).

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

Series A-2 Preferred Stock

In June 2025, we entered into a subscription agreement with certain accredited investors, pursuant to which we sold, in a private placement, 850 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share, for aggregate gross proceeds of $0.85 million.

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

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of September 30, 2025, undeclared cumulative dividends totaled $39 thousand for Series A-1 and $23 thousand for Series A-2. For the three and six months ended September 30, 2025, cumulative preferred dividends across both series were $42 thousand and $62 thousand, respectively.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
($ in thousands)
Net cash flows from:
Operating activities	$(2,317)	$(4,379)
Investing activities	(97)	—
Financing activities	3,261	—
Net increase (decrease) in cash and cash equivalents	$847	$(4,379)

Net cash flows used in operating activities for the nine months ended September 30, 2025 was $2.5 thousand, as compared to net cash used in operating activities of $4.38 million for the nine months ended September 30, 2024. The decrease in net cash used in operating activities was primarily related to reductions in our net loss, offset by an increase in timing of accounts payable and accrued expenses.

The net cash flows used in investing activities for the nine months ended September 30, 2025 was $97 thousand as compared to $0 for the nine months ended September 30, 2024. The increase in net cash used in investing activities was directly attributed to an equipment purchase made during the period to be used in our obesity program.

The net cash flows from financing activities for the nine months ended September 30, 2025 was $3.26 million as compared to $0 for the nine months ended September 30, 2024. The financing activity was directly attributable to proceeds from the issuance of common stock and prefunded warrants, the sale of Series A-1 Preferred Stock, and the sale of Series A-2 Preferred Stock.

Capital Resources

Operating Leases

As of September 30, 2025, we have no lease commitments, other than a short-term lease.

Royalty and License Fees

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the nine months ended September 30, 2025 and 2024, the Company earned $2 thousand and $6 thousand, respectively, in royalty revenues on net sales under the Solasia License and Collaboration Agreement. No such royalty revenues were earned in the three months ended September 30, 2025 and September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of September 30, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces significant and evolving risks, many of which are described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, as amended by Amendment No. 1 filed on April 30, 2025, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 (filed May 15, 2025), June 30, 2025 (filed August 14, 2025), and September 30, 2025 (this Quarterly Report). These risks are compounded by external events beyond our control, including the ongoing U.S. government shutdown (effective October 1, 2025), which has introduced new and material risks related to SEC registration statement effectiveness, Nasdaq compliance, and our ability to execute strategic alternatives.

The risks described in our prior and current filings may not be exhaustive. Additional risks of which we are currently unaware, or that we presently deem immaterial, may also emerge or intensify and materially impair our business, financial condition, results of operations, cash flows, or prospects. If any of the events or circumstances described in these risk factors occur — including, without limitation, a prolonged government shutdown, SEC stop order, or Nasdaq delisting — our operations may be curtailed, our strategic process may fail, and we may be forced to pursue dissolution or bankruptcy, resulting in a total loss of your investment. Investors and prospective investors must carefully consider the risks detailed in our Annual Report, Quarterly Reports, and this Form 10-Q, along with the “Forward-Looking Statements” section and all other information herein, before making any investment decision.

The Ongoing U.S. Government Shutdown and Its Impact on SEC and FDA Operations Pose Existential Risks to Our Business.

The federal government shutdown, effective October 1, 2025, has furloughed non-essential personnel at the SEC, severely disrupting operations critical to our survival as a pre-clinical biotech with $1.9 million in cash and a runway into Q1 2026. While EDGAR remains operational for filings, the absence of agency staff creates material risks across capital raising, regulatory advancement, Nasdaq compliance, and strategic alternatives.

SEC Registration Statement Risks

Our Form S-1, filed October 22, 2025, became automatically effective on November 11, 2025 — the 20th calendar day after the deemed filing date pursuant to SEC Rule 473. Our Form S-3, filed November 7, 2025, is scheduled for automatic effectiveness on November 27, 2025 (Thanksgiving Day), with the 20-calendar-day clock unaffected by weekends or federal holidays. The shutdown does not suspend this automatic effectiveness but eliminates pre-effectiveness review, comment resolution, and acceleration. Upon resumption of SEC operations, a post-effectiveness stop order under Section 8(d) of the Securities Act could be issued if material deficiencies are identified in backlog reviews. Such an order would suspend all sales under our $25 million equity line of credit and follow-on offerings, blocking the capital necessary to extend our runway beyond March 2026.

Nasdaq Delisting and Strategic Transaction Risks

Filing deadlines remain in force. Any inability to resolve SEC comment backlogs on future 10-Qs/10-Ks risks Nasdaq delisting under Rule 5250(c)(1). Our stockholders’ equity, at $2.82 million on September 30, 2025, is vulnerable to erosion from operating losses (~$0.28 million/month), potentially triggering a deficiency notice. The shutdown also freezes SEC review of proxy statements and Form S-4 filings, stalling our Cantor Fitzgerald-led strategic process (e.g., reverse merger, asset sale). Historical data from the 2018–19 shutdown shows 40% of micro-cap biotechs in similar positions faced delisting or dissolution within 12 months due to funding and regulatory gridlock. If the shutdown extends beyond 30 days, or if SEC backlogs persist post-resumption, we may be forced to curtail operations, pursue dissolution, or file for bankruptcy. These outcomes could result in a total loss for stockholders and materially adversely affect our business, financial condition, results of operations, cash flows, and prospects.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

In April 2025, the Company entered into a Subscription Agreement (the “A-1 Agreement”), with an accredited investor, pursuant to which the Company sold 500 shares of Series A-1 Convertible Preferred Stock, par value of $0.001 per share (the “Series A-1 Preferred Stock”), at a price per share of $1,000 (the “Preferred Offering”) for an aggregate purchase price of $0.5 million. The Preferred Offering also relates to the offering of the shares of the Company's common stock (the "Common Stock") issuable upon the conversion of or otherwise pursuant to the terms of the Series A-1 Preferred Stock.

On April 13, 2025, the Board of Directors of the Company elected to receive compensation in the form of shares of common stock and stock options in lieu of cash for the then outstanding cumulative deferred board service fees for the first quarter of 2025, totaling $139 thousand. Accordingly, the Company issued 38,269 shares of common stock with an aggregate fair value of $112 thousand and granted 10,904 fully vested stock options, with an exercise price of $2.92 per share and an aggregate grant date fair value of $27 thousand.

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

In June 2025, the Company entered into a subscription agreement with certain accredited investors, pursuant to which the Company sold, in a private placement, 850 shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share, for aggregate gross proceeds of $0.85 million.

On July 3, 2025, certain members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their second quarter board service fees. The total deferred board service fees amounted to $37 thousand. In exchange for these deferred fees, the Company issued 7,450 shares of common stock, each with a par value of $0.001.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Holger Weis
Holger Weis
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: November 14, 2025

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: November 14, 2025