Form 10-K
period 2025-12-31
Alaunos Therapeutics, Inc.
filed 2026-03-31
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $9,608,631 on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 1,981,161 shares of common stock held by non-affiliates and a closing price of $4.85 as reported on the Nasdaq Capital Market on June 30, 2025. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2026, there were 2,378,253 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Alaunos Therapeutics, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are all statements contained in this Annual Report that are not historical fact, and in some cases can be identified by terms such as: "aim", “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” "potential," “will” and other words and terms of similar meaning.

These statements are based on management’s current beliefs and assumptions and on information currently available to management. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control, and actual results may differ materially from those anticipated in such statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our ability to raise substantial additional capital to continue as a going concern and fund our planned operations;
•
our ability to successfully advance our preclinical Obesity and Metabolic Disorders Program, including ALN1003, through additional studies, formulation optimization, and manufacturing scale-up for progressing toward IND-enabling activities;
•
our ability to enter into partnerships, collaborations or licensing arrangements to support development of our Obesity and Metabolic Disorders Program;
•
estimates regarding our expenses, use of cash, cash runway, timing of future cash needs and anticipated capital requirements;
•
our ability to license additional intellectual property to support our Obesity and Metabolic Disorders Program or out-license our intellectual property;
•
our legacy TCR-T assets and limited ongoing efforts to monetize remaining intellectual property and to comply with our existing license agreements;
•
our expectation of developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;
•
our plans relating to conducting future in vitro testing, in vivo studies, and non-clinical and investigational new drug or IND-enabling activities;
•
the anticipated amount, timing and accounting of contract liabilities, milestones and other payments under licensing, collaboration or acquisition agreements, research and development costs and other expenses;
•
our ability to remain listed on the Nasdaq Capital Market, including compliance with the stockholders’ equity continued listing requirement (minimum $2.5 million), and the minimum bid price requirement ($1.00), and the potential consequences of any delisting; and
•
our intellectual property position, including the strength and enforceability of our intellectual property rights.

All forward-looking statements in this Annual Report speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, levels of activity or performance of achievements to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context requires otherwise, references in this Annual Report to “Alaunos,” the “Company,” “we,” “us” or “our” refer to Alaunos Therapeutics, Inc.

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. We own the trademarks Alaunos Therapeutics®, hunTR®, and Ziopharm® as well as the related graphic trademarks found on our website. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report, particularly the sections captioned “Risks Related to Our Strategic Reprioritization,” “Risks Related to Our Liquidity and Capital Resources,” and “Risks Related to Our Obesity and Metabolic Program.” Some of the more significant risks include the following:

•
We require substantial additional financial resources to continue as a going concern and advance our Obesity and Metabolic Disorders Program; the failure to obtain it on acceptable terms would materially harm our business.
•
Our strategic reprioritization to progress our Obesity and Metabolic Disorders Program may not be successful, may not yield the desired results and we may be unsuccessful in identifying and implementing any alternate strategic transaction.
•
If we are unable to progress our Obesity and Metabolic Disorders Program, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
Our ability to progress our Obesity and Metabolic Disorders Program depends on our ability to retain our current employees and consultants.
•
Our stock price has been, and may continue to be, volatile.

•
Our ability to remain listed on the Nasdaq Capital Market , including compliance with the stockholders’ equity continued listing requirement (minimum $2.5 million) and minimum bid price requirement ($1.00), and the potential consequences of any delisting.
•
We have identified a material weakness and failed to maintain an effective internal control environment, which may result in material misstatements of our financial statements or have a material adverse effect on our business or stock price.
•
Our small molecule Obesity and Metabolic Disorders Program is in an early preclinical stage and faces significant risks and requires substantial additional capital. We may never be able to commercialize any product candidate, generate significant revenues, or attain profitability.
•
Our small molecule product candidate faces intense competition which may in the future include from generics or biosimilars and/or new technologies and our pending patent applications may not be granted, further limiting our ability to compete.
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

PART I

Item 1. Business

Overview

We are a preclinical-stage biopharmaceutical company focused on the development of novel, orally administered small-molecule therapeutics for obesity and related metabolic disorders, such as metabolic dysfunction-associated steatotic liver disease (MASLD, a type of fatty liver disease). The program aims to develop a differentiated, non-hormonal, non-incretin approach, unlike hormone-based treatments like GLP-1 drugs. On March 2, 2026, we announced positive preclinical proof-of-concept data for ALN1003 from two separate studies using a standard diet-induced obesity (DIO) mouse model in male C57BL/6 mice maintained on a high-fat diet (60% of calories from fat). Highlights from these studies include dose-dependent body weight loss with favorable body composition changes, reductions in liver weight, improvement in liver function biomarkers, and improvement in metabolic biomarkers. Collectively, these findings suggest encouraging metabolic effects of ALN1003 in the DIO model.

We were previously a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapies.

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2025, we reported a net loss of $4.2 million and an accumulated deficit of $924.6 million as of that date. We expect to continue incurring substantial operating losses and will require significant additional capital to fund operations and advance our programs.

Small Molecule Oral Obesity and Metabolic Disorders Program

We are advancing our internally developed, preclinical small molecule program for the treatment of obesity and related metabolic disorders through a non-hormonal mechanism. This program focuses on discovering and developing novel, orally administered therapeutics with the potential for a differentiated and complementary profile compared to currently available therapies. While other pipeline therapies for obesity explore alternative hormonal pathways such as amylin or dual GIP/GLP-1 receptor agonism, our approach is focused on a non-hormonal mechanism of action.

Key findings from two separate DIO studies (non-GLP) are summarized below (nominal reported p-values are unadjusted for multiple comparisons):

DIO Study 1

The purpose of the first study was to evaluate the pharmacokinetics (PK) and tolerability of ALN1003 and to assess early proof-of-concept anti-obesity efficacy including changes in weight, metabolic biomarkers, and adipose remodeling. Mice received low, controlled oral doses of ALN1003, split into two doses each day. Measurements included daily body weight, food and water consumption at the cage level, and metabolic markers (blood collection after a 4-6 hour fast at end of study). All animals were observed prior to and after each dose administration. There were 12 mice in each group, with mice housed 3 per cage.

Relative to DIO controls, mean percent change in body weight for ALN1003-treated mice peaked at -12.9% (p<0.0001) on Day 34 and was
-10.3% (p<0.0001) after 48 days of treatment. Peak reductions in absolute weight loss were observed by Day 13 and remained lower than DIO controls through Day 48 (p<0.0001 at selected timepoints).

Food and water consumption: ALN1003 reduced cumulative food consumption versus DIO control (347.5 g/cage vs 425.0 g/cage; nominal p<0.05). ALN1003 reduced water consumption (445.8 mL/cage vs 494.5 mL/cage; not statistically significant).

Liver and Fat Tissue: In this study, ALN1003 reduced liver weight compared to untreated mice by 43% (p<0.0001) and by 39% when expressed as a percentage of body weight (p<0.0001). Long-term administration of ALN1003 was associated with lower ALT (alanine aminotransferase; p<0.0001), AST (aspartate aminotransferase; nominal p<0.0001) and ALP (alkaline phosphatase; p<0.0001), with a trend toward lower total bilirubin (nominal p=0.058) compared to untreated mice.

An unblinded macroscopic visual review of organ morphology was conducted comparing the liver and adipose tissues of the DIO control to the ALN1003 treatment group. Relative to DIO controls, ALN1003-treated animals exhibited smaller, deep reddish-brown livers; reduced epididymal white adipose tissue (eWAT) and inguinal white adipose tissue (iWAT) depots consistent with decreased adiposity; and darker interscapular BAT with appearance consistent with reduced “whitening” of BAT.

Tolerability: ALN1003 was generally well tolerated throughout the study. Mild, short-term, reversible hypolocomotion was observed after dosing in approximately one-half of dose administrations. There were no similar observations in DIO control animals.

DIO Study 2

The second study conducted was a pilot study to evaluate palatability, tolerability, anti-obesity effects, body composition and PK of ALN1003 administered orally in drinking water at three dose levels in DIO mice. The study comprised a treatment period of 14 days and a PK period of 4 days. ALN1003 was administered at three dose levels: low, medium and high. The middle and highest planned doses were 3 and 9 times higher than the low dose, respectively. Measurements included daily body weight, food and water consumption at the cage level, and metabolic parameters (blood collection after a 4-6 hour fast at end of study). All animals were observed each day. There were 6 mice in each group (2 mice per cage).

Food and water consumption: ALN1003 reduced cumulative food intake in a dose-dependent manner over the 14-day treatment period. Cumulative food consumption in grams per cage was 84.5g, 80.8g, 76.7g and 56.7g (nominal p<0.05) for the DIO control, low, medium and high doses, respectively. Cumulative food consumption when normalized to body weight per cage was 87.9g, 85.6g, 86.7g and 73.6g for the DIO control, low, medium and high doses, respectively. ALN1003 reduced water intake significantly over the 14-day treatment period. Cumulative water consumption in milliliters per cage was 112.8 mL, 80.1 mL (nominal p<0.05), 71.1 mL (p<0.0001) and 63.5 mL (p<0.0001) for the DIO control, low, medium and high doses, respectively. Cumulative water consumption when normalized to body weight per cage was 116.9 mL, 84.9 mL, 80.5 mL and 80.3 mL for the DIO control, low, medium and high doses, respectively. Actual dose consumed is dependent on how much water mice drink. Actual doses consumed during the 14-day treatment period were consistent with planned doses, with variances to planned doses of +7.3%, -0.3% and -6.9% in the low, medium and high dose groups, respectively.

Body composition was assessed using a Bruker MinispecTMLF90II Body Composition Analyzer (Bruker BioSpin, Billerica, MA, USA) and demonstrated dose-related changes that were driven primarily by fat loss but also included the loss of lean and fluid mass. The table below summarizes the mean percentage change from baseline through Day 17 in fat, lean and fluid as a % of body weight (BW) and mass in grams:

Mean % Change:	Control	Low	Medium	High
D17 Fat% of BW	+2.4%	-1.5%	-5.4%	-21.9%[c]
D17 Lean% of BW	-1.3%	+2.4%	+4.6%	+17.2%[c]
D17 Fluid% of BW	+0.4%	-9.3%	-12.0%	-25.7%[b]
D17 Fat in grams	+4.7% (+0.9g)	-1.8% (-0.4g)	-12.3% (-2.5g)[b]	-44.6% (-8.9g)[c]
D17 Lean grams	+1.9% (+0.5g)	+2.2% (+0.6g)	-4.1% (-1.1g)[a]	-18.8% (-5.0g)[c]
D17 Fluid grams	+2.7% (+0.1g)	-9.6% (-0.4g)	-18.8% (-0.7g)[a]	-47.3% (-1.8g)[c]

Significance of comparison to Control group: a: nominal p<0.05; b: nominal p<0.001; c: p<0.0001

Liver and Fat Tissue: At end of study Day 18, including the 14-day treatment period plus the PK period, dose-related reductions in liver weights compared to DIO control were -6.8%, -20.5% and -55.0% (nominal p<0.01) in the low, medium and high dose groups, respectively. Reductions in liver weights expressed as a percentage of body weight relative to DIO control were -2.6%, -12.0% and -32.6% (nominal p<0.05). Liver enzymes showed no statistically significant change after 18 days; gross liver appearance suggested reduced fat accumulation. Histological analyses of liver and adipose tissues are planned.

An unblinded macroscopic visual review of organ morphology was conducted comparing the liver and adipose tissues of the DIO control to the high dose group. This analysis showed reductions in white fat depots (such as epididymal white adipose tissue, or eWAT, and inguinal white adipose tissue, or iWAT) and an interscapular BAT appearance consistent with reduced “whitening” in the ALN1003 tissues vs DIO control. Review of liver images suggested less visible fat accumulation and smaller, deep red-brown livers compared to DIO control.

Metabolic parameters: In this study, the highest-dose group showed lower blood sugar (glucose; 197 mg/dL in high dose vs 320 mg/dL in DIO control; p<0.0001) and lower total cholesterol (162 mg/dL in high dose vs 209 mg/dL in DIO control; nominal p<0.05). HDL-C (high-density lipoprotein cholesterol), the dominant lipoprotein in DIO mice, also decreased to 130 mg/dL in high dose vs 165 mg/dL in DIO control; nominal p<0.05.

Tolerability: ALN1003 was generally well tolerated throughout the study; however, on Day 16 (during the PK portion of the study), two mice in the high-dose group were noted to be slightly dehydrated for the remainder of the study, although they otherwise appeared normal.

Important Context and Model Limitations

Behavior-coupled dosing in unrestricted (ad libitum) drinking-water studies: In this paradigm, ALN1003 caused dose-related loss of appetite and thirst (anorexia/hypodipsia), leading to avoidance of medicated water. Despite actual doses consumed approximating planned doses in this study, reductions in drinking may confound attribution of weight loss solely to drug exposure in this model.

Development Roadmap

The findings from these two studies support the Company’s strategy to focus on additional preclinical studies and CMC activities to optimize formulations while maintaining effective overall drug levels. We are also planning to conduct studies to better understand mechanisms of ALN1003, including measuring liver fat levels and scoring MASLD severity of the liver in a blinded manner. We are planning to further refine manufacturing processes and to run a small-scale production run based on these improvements. Thereafter, a larger scale production run is planned. In parallel, the Company has initiated a computational chemistry program to design, make, and test ALN1003 variations to strengthen the Company’s intellectual property and assess next-generation compounds. These initiatives, including large animal pharmacokinetic studies, will inform plans to conduct IND enabling studies.

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

Obesity Market

Obesity remains one of the most critical and rapidly escalating global health challenges. Prevalence continues to rise across nearly all regions, with particularly high and still increasing rates in the United States, Europe, the Middle East, and parts of Asia. Importantly, obesity is no longer viewed solely as a lifestyle issue but as a chronic, relapsing, multisystem disease that drives long‑term morbidity, mortality, and healthcare costs.

The burden of obesity is amplified by its strong causal links to a wide spectrum of comorbidities, including type 2 diabetes, cardiovascular disease, chronic kidney disease, and liver disorders—most notably Metabolic Dysfunction–Associated Steatotic Liver Disease (MASLD)—as well as several cancers. Increasing evidence also links obesity to neurological and neurodegenerative conditions, including vascular dementia and Alzheimer’s disease, further expanding its societal and economic impact. As a result, obesity sits at the center of converging metabolic, inflammatory, cardiovascular, and oncologic disease pathways, making it a major focus for health systems and biopharma innovation.

The global obesity therapeutics market is undergoing unprecedented expansion. In 2026, analyst revisions now project the market reaching $150 billion by 2030, reflecting one of the fastest growth trajectories in pharmaceutical history. This acceleration is driven by rising prevalence across all age groups, earlier diagnosis, increased recognition of obesity as a treatable disease, and a historic shift in reimbursement policies, including expanded coverage under Medicare for patients with established cardiovascular risk.

Key additional growth drivers include the expansion of obesity treatment beyond simple weight loss into the prevention of downstream cardiometabolic and liver disease. There is also a notable shift toward long‑term, chronic management paradigms and the emergence of "oral revolutions," where highly effective pill-based formulations are broadening adoption among younger and needle-hesitant populations.

The market has been fundamentally reshaped by the rapid adoption of incretin‑based therapies, particularly GLP‑1 receptor agonists and multi-receptor agonists (e.g., Ozempic™, Wegovy™, Zepbound™). These agents have demonstrated unprecedented weight‑loss efficacy and emerging benefits across cardiovascular and renal outcomes.

Despite transforming obesity care, hormone‑based therapies have important limitations, including high cost, gastrointestinal tolerability issues, and uncertainty around lifelong use. Critically, data reveals a clinically meaningful rate of non‑response, affecting approximately 10–30% of patients who fail to achieve ≥5% weight loss despite adequate dosing. This highlights the biological heterogeneity of obesity and underscores the urgent need for complementary or non‑hormonal approaches, particularly for patients who hit metabolic plateaus or cannot tolerate hormonal side effects.

As obesity increasingly affects younger populations and becomes a true lifelong condition, there is growing recognition that additional therapeutic modalities will be required to complement or substitute hormone‑based approaches. Within this evolving landscape, there is strong interest in non‑hormonal alternatives that offer differentiated safety profiles and easier chronic use. Programs positioned in this space are essential for expanding the treatable population and supporting the next phase of sustainable, long-term disease management.

Legacy Cell Therapy Programs

We were historically involved in developing adoptive T-cell receptor (TCR) engineered T-cell therapies (TCR-T) targeting solid tumors using our proprietary non-viral Sleeping Beauty gene transfer platform and hunTR TCR discovery engine. These programs were being developed in collaboration with The University of Texas MD Anderson Cancer Center in a Phase 1/2 TCR-T Library Trial. In August 2023, due to substantial development costs and the challenging financing environment, we announced a strategic reprioritization and discontinued further clinical development of our TCR-T programs. Efforts to consummate a sale or out-license transaction of this intellectual property portfolio have been unsuccessful to date.

Preclinical and Clinical Development

Manufacturing

We have no internal manufacturing capability and outsource the production of active pharmaceutical ingredient (API) and drug product for our preclinical small-molecule obesity program to third-party contract development and manufacturing organizations (CDMOs) with experience in small-molecule synthesis and production. We currently rely on a limited number of CDMOs for API supply, and we may depend on single or limited sources for certain raw materials or specialized services. We are engaged in chemistry, manufacturing, and controls (CMC) activities to support formulation optimization, small-scale production, and future IND-enabling studies. Reliance on third-party manufacturers involves risks, including potential delays in supply, quality or purity issues, regulatory compliance challenges, and increased costs.

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

Obesity and Metabolic Disorders Program

For our small-molecule obesity program (including lead candidate ALN1003), we are pursuing intellectual property protection through pending and planned patent applications directed to compositions of matter, methods of use, formulations, and related technologies. We have initiated a computational chemistry effort to conceive, manufacture and evaluate analogs of our product candidates to expand and strengthen our patent portfolio. As with our legacy assets, we currently have no issued patents protecting the obesity and metabolic disorders program, and protection is limited to pending applications and trade secret safeguards.

Legacy TCR-T Programs

As of December 31, 2025, we have six families of pending patent applications covering aspects of our historical TCR-T library, products, and processes (including Sleeping Beauty gene transfer and hunTR TCR discovery technologies). We currently hold no issued patents in this area.

General IP Strategy & Risks

Patent terms vary by jurisdiction and depend on filing or grant dates, claim scope, and legal remedies available. Under the Hatch-Waxman Act, certain patents may qualify for up to five years of term extension (not exceeding 14 years from approval) to offset development and regulatory delays, subject to USPTO/FDA review. We intend to pursue such extensions where applicable, but there is no assurance of success.

We also rely on trade secrets and confidentiality agreements to protect unpatentable know-how, proprietary methods, and other confidential information. Employees, consultants, and contractors are generally required to assign inventions to us and enter into confidentiality obligations.

Our IP position is subject to significant risks, including challenges to patentability, enforceability, or validity; third-party infringement claims; and dependence on licensed rights (see License Agreements below). Please refer to Item 1A, “Risk Factors — Risks Related to Our Intellectual Property” for a detailed discussion of these and other risks that could materially impair our ability to protect or commercialize our technologies and candidates.

License Agreements

We have historically relied on license and research agreements to access key technologies for our former TCR-T cell therapy programs. The most material of these agreements are summarized below. We no longer have active clinical development under these arrangements following our August 2023 strategic reprioritization and wind-down of the TCR-T Library Phase 1/2 Trial.

MD Anderson License and Research Agreements

In January 2015, we entered into an exclusive worldwide license agreement (the “MD Anderson License”) with The University of Texas MD Anderson Cancer Center (“MD Anderson”) for certain technologies related to non-viral gene transfer, genetic modification of immune cells, TCRs, and other cellular therapy approaches. In August 2015, we, together with Precigen (formerly Intrexon), entered into a research and development agreement (the “2015 R&D Agreement”) to facilitate the transfer and development of these technologies. Precigen’s rights were later assigned to us.

The MD Anderson License and related agreements were amended several times to extend terms and adjust funding obligations. In October 2019, we entered into a separate 2019 R&D Agreement focused on TCR library expansion and clinical development. Under these arrangements, we funded specified research and development activities and agreed to pay royalties on net sales of resulting TCR products (if any), as well as potential milestone payments tied to clinical and regulatory progress (aggregate potential milestones up to $36.5 million, with only $3.0 million due prior to first marketing approval).

The MD Anderson License term continues until the later of the expiration of all licensed patents or 20 years from the agreement date, after which we retain a perpetual, royalty-free license. MD Anderson retains certain rights to terminate or convert licenses to non-exclusive under specified conditions (e.g., failure to meet diligence requirements or commercial efforts). Either party may terminate for uncured material breach or certain insolvency events.

Current Status

Following our August 2023 strategic reprioritization and wind-down of the TCR-T Library Phase 1/2 Trial, we are no longer conducting clinical development under these agreements. Efforts to consummate a sale or out-license transaction of this intellectual property portfolio have been unsuccessful to date.

In December 2025, we entered into a Settlement and Release Agreement with MD Anderson to fully resolve outstanding invoices and payment disputes arising from historical activities under the 2015 and 2019 R&D Agreements. Under the terms of the settlement, we agreed to make payments totaling $285,000 in six installments through May 30, 2026, in full satisfaction of all amounts due. The agreement includes mutual general releases (subject to customary exceptions) and does not affect our retained intellectual property rights under the MD Anderson License.

Risks

Our ability to realize value from these legacy agreements and related IP is subject to significant risks, including termination rights, diligence requirements, and third-party claims. For a full discussion, see Item 1A, “Risk Factors — Risks Related to Our Intellectual Property” and “Risks Related to Our Strategic Reprioritization.”

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

U.S. Regulatory Process

In the United States, the FDA regulates small-molecule drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Before human testing can begin, we must submit an Investigational New Drug application (IND) to the FDA containing preclinical data, manufacturing information, and a proposed clinical protocol. The IND becomes effective 30 days after submission unless the FDA places a clinical hold. We have not yet filed an IND for any product candidate and are currently in the preclinical stage.

Clinical development typically occurs in three phases: Phase 1 (safety in healthy volunteers or patients), Phase 2 (preliminary efficacy and dosing), and Phase 3 (confirmatory efficacy and safety in larger populations). Clinical trials must comply with Good Clinical Practices (GCP) and be overseen by institutional review boards (IRBs). Before marketing approval, we would submit a New Drug Application (NDA) demonstrating safety and efficacy, followed by FDA review, potential advisory committee input, and facility inspections for compliance with current Good Manufacturing Practices (cGMP). Approval may be subject to restrictions, post-marketing studies (Phase 4), or Risk Evaluation and Mitigation Strategies (REMS).

Even if approved, marketed products remain subject to ongoing FDA regulation, including adverse event reporting, labeling changes, and manufacturing inspections. Failure to comply with regulatory requirements can result in warning letters, product recalls, clinical holds, approval withdrawal, or civil/criminal penalties.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists regarding third-party payor coverage and reimbursement for any product candidates that may receive marketing approval. In the United States, third-party payors (government programs, private insurers) increasingly challenge pricing, medical necessity, and cost-effectiveness. Inadequate reimbursement could limit market acceptance and our ability to generate revenue.

Other Laws

We are subject to federal and state healthcare fraud and abuse laws (e.g., Anti-Kickback Statute, False Claims Act), as well as foreign equivalents, which restrict certain business practices and relationships with healthcare providers and payors. Compliance with these laws involves significant costs and risks.

The regulatory process is subject to change, including through new legislation or FDA policies, which could delay or prevent approval of our product candidates. For a more detailed discussion of these and other regulatory risks, see Item 1A, “Risk Factors — Risks Related to Our Ability to Commercialize Our Product Candidates.”

Competition

The obesity treatment market is highly competitive and rapidly evolving. We are developing an oral, small-molecule candidate (ALN1003) with a differentiated, non-hormonal, non-incretin approach. However, numerous pharmaceutical and biotechnology companies are actively developing or marketing competing obesity treatments, including GLP-1 receptor agonists, dual/triple agonists, and other mechanisms. Many of these competitors have significantly greater financial resources, clinical development experience, manufacturing capabilities, regulatory expertise, and commercial infrastructure than we do. Key competitors in the obesity space include (but are not limited to) companies such as Novo Nordisk, Eli Lilly, Amgen, Pfizer, Viking Therapeutics, Structure Therapeutics, and others.

If competitors develop and commercialize products that are more effective, safer, better tolerated, easier to administer, or less expensive than our candidates, or if they obtain regulatory approval more quickly, our potential market opportunity could be significantly reduced. Competitive factors that may affect any future product include efficacy, safety, tolerability, ease of administration, price, reimbursement, and market access.

Employees and Human Capital Resources

As of March 31, 2026, we had one full-time employee and no part-time employees. Our employee is not subject to a collective bargaining agreement.

Given our current size and strategic focus, we rely heavily on consultants and external advisors to perform key functions, including finance, legal, regulatory, and preclinical development activities. Several material consulting agreements remain in place to support business continuity and execution of our obesity program and strategic alternatives review.

Our human capital strategy emphasizes retaining and incentivizing our limited internal team while effectively managing consultant relationships to advance our objectives with constrained resources. We maintain equity incentive plans (including the 2020 Equity Incentive Plan) to attract, retain, and motivate employees, consultants, and directors through stock-based compensation awards and, where applicable, cash-based performance bonuses.

The small size of our workforce and dependence on consultants increase execution risk for our remaining programs and strategic initiatives.

Departure of Dale Curtis Hogue, Jr. as Chief Executive Officer and Director

On July 1, 2025, Dale Curtis Hogue, Jr. notified the Company of his resignation from the board of directors (the “Board”) of Alaunos Company and his position as Chief Executive Officer, effective immediately. His departure was not due to any disagreement with the Company.

On the same day, Mr. Hogue entered into a Consulting Agreement with the Company, effective July 1, 2025 (the “Consulting Agreement”), pursuant to which Mr. Hogue will continue providing strategic and advisory services to the Company. The Consulting Agreement will continue until terminated by either party. The Consulting Agreement provides for compensation at a fixed rate of $250 per hour and reimbursement by the Company for any usual and customary expenses incurred by Mr. Hogue in connection with performing services pursuant to the Consulting Agreement.

Mr. Weis Engagement

Effective July 2, 2025, the Company entered into an employment agreement with Mr. Weis in connection with his appointment as Chief Executive Officer.

Pursuant to the employment agreement, Mr. Weis is entitled to an annual base salary of $275,000. In addition, Mr. Weis was granted an option to purchase 130,000 shares of the Company’s common stock at an exercise price of $5.06 per share. One-fourth of the option vested and became exercisable on the grant date, and the remaining three-fourths vest in equal installments over three years on each quarterly anniversary of the grant date, beginning October 2, 2025, subject to Mr. Weis’s continued employment with the Company through each applicable vesting date. Any unvested portion of the option will be forfeited upon the termination of Mr. Weis’s employment with the Company. The option grant is governed by the Company’s 2020 Equity Incentive Plan and the applicable stock option agreement thereunder.

Appointment of Michael A. Jerman

On July 15, 2025, the board of directors of the Company appointed Mr. Michael A. Jerman, as a director of the Company. Mr. Jerman filled the vacancy created by Mr. Dale Curtis Hogue’s resignation. Mr. Jerman was also appointed to the Audit Committee and the Compensation Committee of the Board, replacing Mr. Holger Weis, who was appointed Chief Executive Officer of the Company. Mr. Jerman serves as the chair of the Audit Committee. The Board has determined that Mr. Jerman meets the requirements for independence under the applicable listing standards of the Nasdaq Stock Market LLC and the Securities and Exchange Act of 1934, as amended.

Departure of Melinda Lackey as Legal & Administration, Corporate Secretary

On July 16, 2025, Melinda Lackey notified the Company that, pursuant to Section 1 of the November 11, 2023 Consulting Agreement (the “Agreement”) between the parties, she was terminating the agreement, effective 30 days from the date of the notice, or August 15, 2025 (the “Effective Date”). Concurrent with this notice, Ms. Lackey resigned as Legal and Administrative Officer and as the Company’s corporate secretary as of the Effective Date. Ms. Lackey's departure is not the result of any disagreement with the Company on any matter related to the Company's operations, policies or procedures.

Appointment of Ferdinand Groenewald as Corporate Secretary

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

Our principal executive offices are located at 501 E. Las Olas Blvd., Suite 300, Fort Lauderdale, Florida 33301, and our telephone number is (346) 355-4099.

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

RISKS RELATED TO OUR REPRIORITIZATION, FINANCIAL POSITION AND CAPITAL REQUIREMENTS

*Our strategic reprioritization to progress our Obesity and Metabolic Program may not be successful, may not yield the desired results and we may be unsuccessful in identifying and implementing any alternate strategic transaction.

On August 14, 2023, we announced a strategic reprioritization of our business and wind-down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we reduced our workforce by approximately 95% and continue to reduce costs to extend our cash runway. We had previously engaged Cantor Fitzgerald & Co. to act as strategic advisor for this process; the engagement was terminated effective January 8, 2026. Efforts to consummate a sale or out-license transaction of this legacy intellectual property portfolio have been unsuccessful to date.

We are not actively pursuing broad strategic alternatives such as acquisitions, mergers, or sales of the Company. Our primary focus is advancing our internally developed small-molecule Obesity and Metabolic Disorders Program.

We devote substantial time and resources to the advancement of our Obesity and Metabolic Disorders Program. There can be no assurance that this program will succeed, that we will be able to advance it through IND-enabling studies, or that we will secure the additional capital required to do so.

The process of advancing our Obesity and Metabolic Disorders Program is costly and resource-intensive. We have incurred, and will continue to incur, significant costs related to preclinical studies, formulation development, manufacturing, and regulatory activities.

Any strategic transaction or financing would likely depend primarily on the perceived value and progress of our Obesity and Metabolic Disorders Program. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We believe that the potential value of our Obesity and Metabolic Disorders Program for patients and our stockholders is high, but that expectation may not be recognized by potential partners, investors, or the market. We may be forced to accept terms in any future financing or transaction that undervalue or limit the Obesity and Metabolic Disorders Program if such transaction is determined to be in the best interest of the stockholders.

If we are not successful in advancing our Obesity and Metabolic Disorders Program, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

*We will require substantial additional financial resources to continue as a going concern and to advance our Obesity and Metabolic Program, and if we raise additional funds, this may materially and negatively affect the value of your investment in our common stock.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2025, we had a net loss of $4.2 million, and, as of December 31, 2025, our accumulated deficit since inception in 2003 was $924.6 million. Following the closure and wind down of our TCR-T Library Phase 1/2 Trial and a reduction in force to reduce operating expenditures and net losses, we also internally developed an Obesity and Metabolic Disorders Program whereby we are now performing preclinical studies.

As of December 31, 2025, we have approximately $1.4 million of cash and cash equivalents. Following implementation of the Plan, we anticipate our cash resources will be sufficient to fund our operations into the second quarter of 2026. We have terminated our engagement with Cantor Fitzgerald & Co. as strategic advisor effective January 8, 2026. Efforts to consummate a sale or out-license transaction of this legacy intellectual property portfolio have been unsuccessful to date. We are not actively pursuing broad strategic alternatives. Our primary focus is advancing our Obesity and Metabolic Disorders Program.

We have no committed sources of additional capital at this time. Accordingly, we could exhaust our current cash resources before we are able to meaningfully advance our Obesity and Metabolic Disorders Program, requiring the Company to raise additional capital on uncertain terms or at all.

We anticipate that advancing our Obesity and Metabolic Disorders Program will make it more difficult to raise additional capital on favorable terms. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, creating liens, making capital expenditures or declaring dividends.

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

The forecast of cash resources is forward-looking information that involves risks and uncertainties, and our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, the progress of our Obesity and Metabolic Disorders Program. Global political and economic events, including the wars in Ukraine and Iran, may increase inflation and result in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or make the terms of any available financing less attractive, which could in the future negatively affect our operations.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We expect our operating losses and negative operating cash flows to continue for the foreseeable future as we continue to advance our Obesity and Metabolic Disorders Program through the preclinical stage of development, maintain the infrastructure necessary to support these activities and continue to incur costs associated with operating as a public company. We do not expect to generate any revenue from the sale of products for a number of years, if at all, and any such revenue will not be realized unless and until we obtain marketing approval for and successfully launch and commercialize a product candidate. If we obtain marketing approval for any current or future product candidates that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Some of these expenses may be incurred in advance of marketing approval and could be substantial.

Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year, and we expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly to the extent we:

•
continue to advance our current research programs and conduct additional research programs;
•
advance our current product candidates and any future product candidates we may develop into preclinical and clinical development;
•
seek marketing approvals for product candidates that successfully complete clinical trials, if any;
•
obtain, expand, maintain, defend and enforce our intellectual property;
•
continue to discover, validate and develop additional product candidates;
•
continue to manufacture increasing quantities of our current or future product candidates for use in preclinical studies, clinical trials and for any potential commercialization;
•
acquire or in-license other product candidates, technologies or intellectual property;
•
hire additional personnel to support current or future programs;
•
establish a commercial and distribution infrastructure to commercialize products for which we may obtain marketing approval, if any; and
•
incur additional costs associated with current and future research, development and commercialization efforts and operations as a public company.

Even if we successfully complete clinical trials and obtain regulatory approval for one or more of our product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of those product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. In addition, even if we are able to generate revenue from product sales, we may not become profitable.

Raising additional capital in the future may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to product candidates or our technology. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders.

Unless and until we can generate a substantial amount of product revenue, we expect to seek additional capital through a combination of public or private equity offerings, debt, collaborations, licensing arrangements or other sources. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline, and our stockholders may not agree with our plans for additional capital or the terms of such capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, the issuance of shares of common stock upon the exercise of our outstanding prefunded warrants or common stock warrants will result in immediate and substantial dilution to our existing stockholders. Similarly, if we issue additional shares of our common stock in one or more public or private offerings in the future, our existing stockholders will suffer further dilution. In addition, the incurrence of any indebtedness would result in additional payment obligations and is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, would be repaid before holders of our equity securities received any distribution of our corporate assets. Further, in raising funds through our collaborations and licensing arrangements with third parties, we have had to, and may in the future need to, relinquish valuable rights, partially or fully, to our technologies, future revenue streams, research programs or product candidates and grant licenses on terms unfavorable to us. In addition, securing additional capital would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we are unable to successfully advance our obesity and metabolic disorders program or raise sufficient additional capital, our Board of Directors may ultimately decide to pursue a dissolution and liquidation.

There can be no assurance that we will successfully advance our Obesity and Metabolic Disorders Program or raise sufficient additional capital. If we are unable to do so, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations and advance our Obesity and Metabolic Disorders Program. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

RISKS RELATED TO OUR BUSINESS

* We are currently deficient under Nasdaq’s stockholders’ equity continued listing requirement and remain at risk of delisting, which could materially harm our liquidity, stock price, and ability to consummate strategic transactions.

On April 7, 2025, we received a notice from Nasdaq that our stockholders’ equity, as reported in our Annual Report on Form 10-K for the year ended December 31, 2024 ($2,063,000), did not satisfy Nasdaq Listing Rule 5550(b)(1), which requires minimum stockholders’ equity of $2,500,000 for continued listing on the Nasdaq Capital Market. On August 19, 2025, Nasdaq notified the Company that it had regained compliance with the continued listing requirements of the Nasdaq Capital Market. Based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $3.66 million, the Listing Qualifications staff determined that the Company now complies with the Nasdaq Listing Rules and confirmed that the matter is closed. Our stockholders’ equity as of December 31, 2025 was $2.2 million, which remains below the $2,500,000 threshold. We are likely to receive a notice from Nasdaq and may have 45 calendar days from the date of the notice to submit a compliance plan, and if accepted, we may be granted up to 180 calendar days from the date of the notice to evidence compliance. There can be no assurance that our compliance plan will be accepted or that we will regain compliance within any granted period. Given our current trading price of approximately $3.15 per share, the immediate risk of a Minimum Bid Price deficiency is lower at this time; however, our stock price remains volatile and a future decline could still trigger a separate delisting notice.

Previously, we addressed and resolved a Minimum Bid Price deficiency under Nasdaq Listing Rule 5450(a)(1). We regained compliance on February 16, 2024, and successfully completed the mandatory one-year Panel Monitor period on February 16, 2025. Given our current trading price, the immediate risk of a new Minimum Bid Price deficiency is lower at this time; however, our stock price remains volatile and a future decline below $1.00 could still trigger a separate delisting notice. In the past, we effected a reverse stock split to address a bid price deficiency, and shareholders may not approve another reverse stock split if required in the future. Even if approved and effected, there can be no assurance that a reverse stock split would increase or sustain the trading price above $1.00 or maintain compliance.

If our common stock is delisted by Nasdaq (whether due to stockholders’ equity, minimum bid price, or any other rule), it could lead to a number of negative implications, including an adverse effect on the price of our common stock, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. Delisting could also cause a loss of confidence of our collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. If our common stock is delisted from Nasdaq, trading in our securities may be subject to the SEC’s “penny stock” rules. These “penny stock” rules will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. Furthermore, if our common stock is delisted, we would expect it to have an adverse impact on our ability to raise capital or advance our obesity program.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Capital Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the lack of sufficient personnel to allow for the required segregation of duties. We may also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

We have identified material weaknesses in our internal control over financial reporting in the past. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Because we currently have only one full-time employee—our Chief Executive Officer—who performs or oversees multiple functions, and we rely on outside consultants (including for accounting and financial reporting functions).

Although the material weaknesses identified in the past have been remediated, we cannot assure you that any measures we have taken or may take in the future will be sufficient to avoid potential future material weaknesses. If we are unable to successfully remediate any future material weakness and maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframe required by the requirements of the SEC, Nasdaq or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in the identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business, financial condition, results of operations, cash flows and prospects could be materially harmed and investors could lose confidence in our reported financial information.

We have no products approved for commercial sale and have not generated any revenue from product sales. We may never generate any revenue from product sales or become profitable and, if we achieve profitability, we may not be able to sustain it.

To date, we have not generated any revenue from product sales. We do not expect to generate any revenue from the sale of products for a number of years, and we may never generate revenue from the sale of products. Our ability to generate revenue from product sales depends on a number of factors, including our ability to:

•
successfully complete our ongoing and planned preclinical studies and clinical trials for any current or future product candidates;
•
successfully receive U.S. Food and Drug Administration, or FDA, clearance for any investigational new drug application, or IND, for any current or future product candidates;

•
successfully initiate and complete clinical trials for our clinical-stage product candidates and any other current or future product candidates, including all safety and efficacy studies necessary to obtain U.S. and foreign regulatory approval for our product candidates;
•
establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•
launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
obtain and maintain acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•
effectively compete with other therapies;
•
obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;
•
maintain a continued acceptable safety profile of our products following approval; and
•
enforce and defend intellectual property rights and claims.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses we may incur in connection with these activities prior to generating revenue from product sales. In addition, we may never succeed in these activities, and, even if we do, we may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

Our obesity program is in an early preclinical stage and faces significant risks as we progress through additional animal studies and pursue a pathway to conducting IND enabling studies. We may never be able to advance the program to an IND filing, commercialize any product candidate, generate significant revenues, or attain profitability.

Our obesity assets are small molecules that have undergone limited testing in two non-GLP diet-induced obesity (DIO) mouse studies. These early studies showed dose-related body weight loss, favorable body composition changes, reductions in liver weight, and improvements in select biomarkers associated with liver injury compared to untreated controls. However, these results are from non-GLP studies in a single animal model and are subject to the inherent risks and limitations of preclinical development. The data from these studies are based on analyses to date and remain subject to further review as additional animal studies are completed. As we progress through additional animal studies, optimized formulation development, refined manufacturing processes, and IND-enabling toxicology and other studies, it is possible that the small molecules will demonstrate unanticipated safety or tolerability issues, or lack of consistent efficacy across models or species.

Preclinical data in animal models are not necessarily predictive of results in later studies or in humans, and many product candidates that appear promising in early animal testing fail to advance. Manufacturing small molecules for ongoing preclinical work and potential future IND-enabling or clinical use involves complex synthesis, scale-up, purity, and stability challenges that may cause delays, increased costs, or failure to produce material of suitable quality. We will require substantial additional capital to complete additional animal studies, conduct full IND-enabling work (including GLP toxicology, CMC, and other regulatory requirements), file an IND, and conduct any future clinical trials. There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all, or that the data from additional studies will support progression to IND filing. These factors, combined with intense competition from multiple approved GLP-1-based and other obesity therapies, make it highly uncertain whether we will ever successfully advance our obesity program to IND status or commercialize any product candidate.

Our business is highly dependent on the success of our Obesity and Metabolic Disorders Program, which is in the early stages of development and will require significant additional preclinical and clinical development before we can seek regulatory approval for and commercially launch a product.

Commencing clinical trials in the U.S. is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies, or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union, or EU.

To date, we have had no interactions with the FDA regarding our Obesity and Metabolic Disorders Program. We may experience issues surrounding preliminary trial execution, such as delays in FDA acceptance of any future INDs, revisions in trial design and finalization of trial protocols, difficulties with patient recruitment and enrollment, quality and provision of clinical supplies, or early safety signals.

We are not permitted to market any pharmaceutical product in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA. We have not previously submitted an NDA to the FDA, or similar marketing application to comparable foreign regulatory authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product.

FDA approval of an NDA is not guaranteed, and the review and approval process is expensive, uncertain and may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for an NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidate that we develop based on the completed clinical trials.

Generally, public concern regarding the safety of biopharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for any current or future product candidates.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our current and any future product candidates, which may never occur. However, given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our current or any future product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

We are in the preclinical stage of development, and the risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit an IND or similar applications for our current or future preclinical programs, including without limitation, on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

*Our reliance on third parties to formulate, manufacture and perform preclinical assays on our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We have limited experience in biopharmaceutical manufacturing. We currently lack the internal resources and expertise to formulate or manufacture our own small molecule product candidates and, therefore, contract the manufacture of these with third parties for use in preclinical studies. We also intend to contract with one or more manufacturers to manufacture, supply, store, and distribute material for additional animal studies and IND-enabling work. In addition, we plan to use CDMOs, under our supervision, to perform our in vitro and in vivo preclinical studies of the small molecules. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to risks including inability to identify or retain suitable manufacturers on acceptable terms, failure of manufacturers to perform as agreed, noncompliance with cGMP or other regulations, and loss of control over manufacturing processes and quality. Each of these risks could delay advancement of our obesityand metabolic disorders program or result in higher costs.

We face competition from entities that have developed or may develop programs for the medical needs we plan to address with our Obesity and Metabolic Disorders Program.

The development and commercialization of pharmaceutical products is highly competitive. If approved, ALN1003 or any other drug candidates we may develop will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, ALN1003 and any other drug candidates we may develop.

Our operating history makes it difficult to evaluate our business and prospects.

We have not previously completed any pivotal clinical trials, submitted a BLA or demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. If our preclinical Obesity and Metabolic Disorders Program is successful, successful commercialization of any product candidates will require us to perform a variety of functions, including:

•
Continuing to undertake preclinical development and clinical trials;
•
Participating in regulatory approval processes;
•
Formulating and manufacturing products; and
•
Conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary product candidates, and undertaking pre-clinical animal studies of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

Our legacy TCR-T cell therapy programs and related intellectual property are no longer in active development and may not generate any meaningful value.

We have historically relied on license and research agreements, including the MD Anderson License and related R&D agreements, to access key technologies for our former TCR-T cell therapy programs. Following our August 2023 strategic reprioritization and wind-down of the TCR-T Library Phase 1/2 Trial, we are no longer conducting clinical development under these arrangements. In December 2025, we entered into a Settlement and Release Agreement with MD Anderson to resolve certain outstanding invoices and payment disputes related to historical research and development activities, pursuant to which we agreed to pay $285,000 in six installments through May 30, 2026. Residual obligations, including trial close-out and long-term follow-up, may result in limited ongoing payments or interactions.

We have terminated our engagement with Cantor Fitzgerald & Co. as strategic advisor effective January 8, 2026. We are not actively pursuing broad strategic alternatives. Our primary focus is advancing our Obesity and Metabolic Disorders Program. Efforts to consummate a sale or out-license transaction of this legacy intellectual property portfolio have been unsuccessful to date. We may never realize any meaningful value from our legacy assets.

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

Our ability to advance our Obesity and Metabolic Disorders Program depends on our ability to retain our remaining employee and consultants.

Our ability to advance our Obesity and Metabolic Disorders Program depends upon our ability to retain our remaining employee and consultants, the loss of whose services may adversely impact our progress. We are highly dependent on our sole full-time employee, who serves as our Chief Executive Officer and performs multiple executive, operational, and oversight roles. The loss of this individual’s services for any reason (including death, disability, resignation, or distraction) could severely disrupt our operations, delay advancement of our obesity program, impair our ability to meet regulatory and public-company obligations, and have a material adverse effect on our business, as there is no immediate successor or internal bench strength. We do not currently maintain key-person life insurance on this individual. Our heavy reliance on consultants for key functions such as finance (including accounting and financial reporting), legal, and other expertise further increases operational fragility, continuity risk, knowledge gaps, divided attention across clients, and the potential for coordination failures or inconsistent application of policies.

If we are unable to successfully retain our personnel, we are at risk of a disruption to our business operations.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees.

Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of our employee and reduced productivity among the remaining employee and certain consultants of the Company. For example, further workforce constraints could negatively impact our ability to advance our Obesity and Metabolic Disorders Program. Our future financial performance and our ability to develop our product candidates will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

* Artificial intelligence and other advanced technologies used by us, our employees, consultants, or business partners may expose us to significant risks, including the loss or unauthorized disclosure of confidential information, intellectual property, or clinical and preclinical data, while the rapidly evolving regulatory and legal landscape surrounding artificial intelligence could materially and adversely affect our business.

We and our employees, consultants, contract research organizations, contract development and manufacturing organizations, and other business partners may use commercially available artificial intelligence tools and platforms, including generative AI models, machine learning algorithms, and other advanced computational technologies, in connection with our preclinical research, data analysis, formulation development, computational chemistry efforts, and other business activities. These tools often require the input of large datasets, including potentially sensitive, proprietary, or confidential information such as research results, preclinical study data, clinical trial protocols, trade secrets, pending patent applications, and other intellectual property.

If our personnel or third-party service providers inadvertently or intentionally input confidential or proprietary information into external AI systems that are not fully controlled by us, such information may be stored, processed, or incorporated into the AI model’s training data and could be exposed to third parties, reproduced in AI-generated outputs, or otherwise compromised. This risk is heightened because many publicly available or third-party AI platforms do not guarantee confidentiality and may use submitted data to improve their own models. Any such exposure could result in the loss of our competitive advantage, impairment of our intellectual property rights (including the ability to obtain or enforce patents), breaches of confidentiality obligations to third parties (such as licensors or collaborators), or the inability to protect our Obesity and Metabolic Disorders Program, including ALN1003 and related analogs.

In addition, the legal and regulatory framework governing artificial intelligence is uncertain and evolving rapidly at the federal, state, and international levels. Issues such as ownership of AI-generated outputs, potential infringement of third-party intellectual property rights embedded in AI training data, data privacy and security obligations, algorithmic bias, and liability for inaccuracies or harmful outputs remain unclear and subject to change. New laws, regulations, or enforcement actions could impose significant compliance burdens, restrict our ability to use certain AI tools, or expose us to litigation, regulatory investigations, fines, or other penalties.

We have not yet adopted a formal artificial intelligence use policy or implemented comprehensive controls and procedures governing the use of AI tools by our personnel and third parties. As a result, we may be unable to adequately prevent or mitigate the risks associated with AI usage. Any failure to manage these risks appropriately could lead to the loss or unauthorized disclosure of valuable proprietary information, regulatory scrutiny, legal claims, reputational harm, delays in our development programs, or other adverse consequences that could materially and adversely affect our business, financial condition, results of operations, and prospects.

*Cybersecurity incidents or IT failures could compromise sensitive information, disrupt operations, or reduce the value of our assets and impair our strategic alternatives.

In the ordinary course of our business, we, our CROs, consultants, and other third parties collect and store sensitive data, including intellectual property, proprietary business information, financial data, and personally identifiable information. We rely on cloud-based systems to manage and maintain this information. The secure processing, storage, and transmission of this data is critical to our operations and our ability to pursue strategic alternatives. Despite security measures, our systems and those of third parties are vulnerable to cyber-attacks, breaches, viruses, unauthorized access, employee error, malfeasance, or disruptions from natural disasters, terrorism, war, or telecommunications failures. Any such event could result in unauthorized access, public disclosure, theft, or loss of sensitive data. This could lead to legal claims, liability under privacy laws, government enforcement actions, regulatory penalties, reputational harm, and substantial remediation costs. A breach involving proprietary data (e.g., obesity program results) could materially decrease the value of our assets and make it more difficult to consummate a strategic transaction. While we are not aware of any material system failure or security breach to date, any disruption or breach could adversely affect our business, financial condition, and ability to pursue strategic opportunities.

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

To date, we have maintained our legacy TCR-T related patent portfolio including those exclusive rights in the field of cancer treatment to certain U.S. and foreign intellectual property with respect to certain cell therapy and related technologies licensed from MD Anderson. We anticipate that we will file additional patent applications both in the United States and in other jurisdictions for our Obesity and Metabolic Disorders Program and related technologies. However, we cannot predict or guarantee for either our in-licensed patent portfolios or for Alaunos’ proprietary patent portfolio:

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, and to maintain our competitive position, we rely on trade secret protection and confidentiality agreements. To this end, it is our general policy to require our sole employee, consultants, advisors and contractors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how, confidential information or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. Moreover, we may not be able to obtain adequate remedies for any breaches of these agreements. Our trade secrets or other confidential information may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets or other confidential information were to be lawfully obtained or independently developed by competitors, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

The patent landscape in the fields of obesity and legacy immuno-oncology is particularly complex. We are aware of numerous United States and foreign patents and pending patent applications of third parties directed to compositions, methods of use and methods of manufacture relevant to our programs. In addition, there may be patents and patent applications in the field of which we are not aware. The Obesity and Metabolic Disorders Program we have developed is early-stage technology and we are pursuing patent protection for this program. Although we seek to avoid pursuing the development of products that may infringe any third-party patent claims that we believe to be valid and enforceable, we may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of immuno-oncology and the complexities and uncertainties associated with them, third parties may allege that we are infringing patent claims even if we do not believe such claims have merit.

If a claim for patent infringement is asserted, there can be no assurance that the resolution of the claim would permit us to continue developing or monetizing relevant product on commercially reasonable terms, if at all. We may not have sufficient resources to bring these actions to a successful conclusion. If we do not successfully defend any infringement actions to which we become a party or if we are unable to have any asserted third-party patents declared invalid or unenforceable, we may have to pay substantial monetary damages, which can be tripled if the infringement is deemed willful, and/or we may be required to discontinue or significantly delay development or monetization of the affected products.

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

Many of our current and former employees and consultants were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our former employees and our current employee does not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our sole employee and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

RISKS RELATED TO STOCK OWNERSHIP IN OUR COMPANY AND OTHER RISKS

Our stock price has been, and may continue to be, volatile.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•
Price and volume fluctuations in the overall stock market;
•
Changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally, or those that develop and commercialize obesity or metabolic disorder drugs in particular;
•
Market conditions or trends in our industry or the economy as a whole;
•
Preclinical studies or clinical trial results, if we initiate clinical development;
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

If we are approached by a third-party in connection with an acquisition, merger or reverse merger, and our Board of Directors does not believe that a transaction with such party is in the best interest of our stockholders, we may rely on the provisions described above to prevent an acquisition by such party in order to maximize stockholder value. There is no guarantee that we will be able to find a transaction that delivers superior value to our stockholders.

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

In addition, on October 30, 2025, a group of stockholders led by Adrian Price filed a Schedule 13D reporting beneficial ownership of approximately 8.6% of our outstanding common stock (as amended through Amendment No. 4 filed March 5, 2026). The group consists of Adrian Price and numerous individual and entity co-filers (including HexagonONE Ltd, Alimenta Holding Limited, Krakatau Holding Limited, and others), with aggregate reported beneficial ownership of 189,061 shares. In a letter dated February 20, 2026 (attached as Exhibit 21 to Amendment No. 4), the group proposed a $7 million private placement financing (potentially resulting in a change of control) through affiliated entities, reiterated the nomination of Gerald W. Bruce for the Board, and requested a meeting with the Board within five business days to discuss terms and begin due diligence. The letter stated that if the Board did not engage meaningfully within five business days, the group may seek to purchase additional shares in the market, undertake a tender offer to shareholders, or pursue other activist actions (including a deliberate investor relations campaign). The Company held a meeting with representatives of the group following the letter, and requested follow-up information regarding the three foreign entities (HexagonONE Ltd, Alimenta Holding Limited, and Krakatau Holding Limited) that were proposed to participate in the financing. As of the date of this Annual Report, the Company has not received the requested follow-up information, and there can be no assurance that further discussions or a transaction will occur on terms acceptable to the Company or at all. Any escalation by this group into a proxy contest, tender offer, or other adversarial actions could increase costs, divert management attention, create uncertainty, and materially harm our business, stock price, and ability to consummate value-maximizing transactions.

Our principal stockholders, executive officers and directors have substantial control over the Company, which may prevent you and other stockholders from influencing significant corporate decisions and may significantly harm the market price of our common stock.

Our executive officers and directors beneficially owned, in the aggregate, approximately 25.71% of our outstanding common stock (including options exercisable within 60 days). This includes significant holdings by certain directors and former executives, such as Robert W. Postma (approximately 17.47% beneficial ownership, including shares issuable upon conversion of preferred stock and options). These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.

In addition, we have issued Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (collectively, the “Series A Preferred Stock”), each with a liquidation preference of $1,000 per share, cumulative dividends at 10% per annum (payable in additional shares of Series A Preferred Stock), and rights to convert into Common Stock at initial conversion prices of $2.76 (Series A-1) and $4.49 (Series A-2), subject to adjustments. Holders of Series A Preferred Stock are entitled to vote on an as-converted basis (1:1 with Common Stock) on all matters submitted to stockholders (voting together as a single class), except as otherwise required by law or the Certificate of Designation. Upon a Change of Control (as defined in the Certificates of Designation), the Series A Preferred Stock automatically converts into Common Stock. The Series A Preferred Stock ranks senior to Common Stock with respect to dividends and liquidation distributions, and the issuance of additional preferred stock or conversion of existing shares could further concentrate voting control, dilute common stockholders, or affect our ability to consummate certain transactions. These rights, preferences, and privileges senior to common stock could adversely affect the voting power, economic interests, and market price of our common stock.

Accordingly, this concentration of ownership and the rights associated with our Series A Preferred Stock may harm the market price of our common stock by:

•
Delaying, deferring or preventing a change in control;
•
Impeding a merger, consolidation, takeover or other business combination involving us; or
•
Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, this significant concentration of stock ownership and preferred stock rights may adversely affect the trading price of our common stock should investors perceive disadvantages in owning shares of common stock in a company that has such concentrated ownership.

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

*We have issued preferred stock, and future issuances of preferred stock could adversely affect the rights of holders of our common stock.

Our amended and restated certificate of incorporation authorizes our Board of Directors to issue up to 30,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of those shares, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. We currently have outstanding shares of Series A Preferred Stock, which have certain rights, preferences and privileges senior to our common stock. Future issuances of preferred stock could further dilute the voting power and economic interests of common stockholders and may adversely affect the market price of our common stock.

*Ineffective investor relations and public relations efforts could harm our reputation, stock price, and ability to attract capital or strategic partners.

As a small company with limited resources and a single full-time employee, our ability to effectively communicate with investors, analysts, media, and the public is constrained. Inadequate investor relations (IR) and public relations (PR) efforts could result in:

•
Reduced visibility and credibility in the financial and biotech communities;
•
Failure to timely or accurately disclose material information, leading to increased volatility or regulatory scrutiny;
•
Loss of analyst coverage or negative analyst sentiment;
•
Difficulty attracting institutional investors, potential partners, or strategic alternatives;
•
Perceived lack of transparency or management accessibility, harming our reputation; and
•
Challenges in marketing our obesity program or legacy assets effectively to potential stakeholders.

These factors could materially and adversely affect our stock price, liquidity, and ability to raise capital or consummate strategic transactions.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

We have implemented a cybersecurity program designed to support the effectiveness of our systems and our preparedness for information security risks. This program includes safeguards, such as: password protection; multi-factor authentication; monitoring and alerting systems for internal and external threats; and regular evaluations of our cybersecurity program.

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

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our VP of Finance and our managed service provider. Our VP of Finance is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our VP of Finance oversees the Incident Response Plan and briefs our board of directors on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.

Board Oversight

In its oversight role, our Board of Directors is expected to specifically consider risks, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.

On a regular basis, the VP of Finance reports to our Board of Directors on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial condition, results of operations, cash flows and prospects, and the programs and steps implemented by our management team to monitor and mitigate risks.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given our nature and size, we do not have a dedicated enterprise risk function, but our management team regularly considers and evaluates risks. As part of that risk management process, our management team identifies, assesses and evaluates risks impacting our operations, including those risks related to cybersecurity, and raises them for internal discussion, and where it is determined to be appropriate, issues are also raised to our Board of Directors for consideration.

As of the date of this Annual Report on Form 10-K, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, financial condition, results of operations, cash flows and prospects. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see "Item IA—Risk Factors—Risks Related to Our Business."

Item 2. Properties

Our corporate office is located at 501 E. Las Olas Blvd., Suite 300 Fort Lauderdale, FL 33301. We believe that our existing facilities are adequate to meet our current needs.

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

Record Holders

As of March 31, 2026, we had approximately 131 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

We did not sell or issue any equity securities during the three months ended December 31, 2025 that were not registered under the Securities Act.

Repurchases

There were no repurchases of our common stock by the Company during the fiscal quarter ended December 31, 2025.

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

Overview

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2025, we had a net loss of $4.1 million, and as of December 31, 2025, we have incurred approximately $924.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future as we advance our internally developed preclinical small-molecule oral Obesity and Metabolic Disorders Program.

On October 10, 2024, we announced continued progress on this program, which is focused on developing an oral small-molecule therapeutic with a differentiated, non-hormonal profile relative to currently marketed and in-development GLP-1-based and other hormonal treatments. Our primary focus is advancing this preclinical program through additional animal studies, formulation optimization, manufacturing scale-up, and IND-enabling work, subject to favorable data and the availability of additional capital.

Historically, we operated as a clinical-stage oncology-focused cell therapy company developing adoptive TCR-T cell therapy. On August 14, 2023, we announced a strategic reprioritization that included the wind-down of our TCR-T Library Phase 1/2 Trial. In connection with the reprioritization, we reduced our workforce during the third and fourth quarters of 2023 (approximately 95% overall) and continued to implement cost-saving measures to extend our cash runway. We terminated our engagement with Cantor Fitzgerald & Co. as strategic advisor effective January 8, 2026. Efforts to consummate a sale or out-license transaction of this intellectual property portfolio have been unsuccessful to date. We are no longer actively pursuing broad strategic alternatives such as acquisitions, mergers, reverse mergers, or sales of the Company.

2025 Developments

Small Molecule Oral Obesity and Metabolic Disorders Program

The Company is advancing an internally developed, preclinical small molecule program for the treatment of obesity and related metabolic disorders. This program is focused on the discovery and development of novel, orally administered therapeutics with the potential to provide a differentiated and complementary profile relative to currently available therapies. While other pipeline therapies for obesity are exploring alternative hormonal pathways, including amylin and dual GIP/GLP-1 receptor agonism, the Company’s approach is focused on a non-hormonal mechanism of action. The program is intended to identify an oral therapeutic candidate that may address certain limitations associated with existing hormonal therapies, including improved tolerability.

In the second half of 2025, the Company conducted two separate non-GLP (Good Laboratory Practice) pharmacology studies using a standard diet-induced obesity (DIO) mouse model in male C57BL/6 mice maintained on a high-fat diet (60% of calories from fat). On January 8, 2026, the Company announced it had identified a lead compound for continued preclinical evaluation and had established proof-of-concept in the diet induced obesity (DIO) mouse model from these two studies, noting observations from the studies conducted were encouraging and consistent with statistically significant dose-related reductions in body weight, statistically significant improvements in body composition, specifically percentage fat and relative preservation of percentage lean, alongside favorable changes in metabolic parameters.

On March 2, 2026, we announced additional details regarding this positive preclinical proof-of-concept data for ALN1003 from the two separate DIO studies conducted. Highlights from these studies include dose-dependent body weight loss with favorable body composition changes, reductions in liver weight, improvement in liver function biomarkers, and improvement in metabolic biomarkers. Collectively, these findings suggest encouraging metabolic effects of ALN1003 in the DIO model.

Key findings from two separate DIO studies (non-GLP) are summarized below (nominal reported p-values are unadjusted for multiple comparisons):

DIO Study 1

The purpose of the first study was to evaluate the pharmacokinetics (PK) and tolerability of ALN1003 and to assess early proof-of-concept anti-obesity efficacy including changes in weight, metabolic biomarkers, and adipose remodeling. Mice received low, controlled oral doses of ALN1003, split into two doses each day. Measurements included daily body weight, food and water consumption at the cage level, and metabolic markers (blood collection after a 4-6 hour fast at end of study). All animals were observed prior to and after each dose administration. There were 12 mice in each group, with mice housed 3 per cage.

Relative to DIO controls, mean percent change in body weight for ALN1003-treated mice peaked at -12.9% (p<0.0001) on Day 34 and was
-10.3% (p<0.0001) after 48 days of treatment. Peak reductions in absolute weight loss were observed by Day 13 and remained lower than DIO controls through Day 48 (p<0.0001 at selected timepoints).

Food and water consumption: ALN1003 reduced cumulative food consumption versus DIO control (347.5 g/cage vs 425.0 g/cage; nominal p<0.05). ALN1003 reduced water consumption (445.8 mL/cage vs 494.5 mL/cage; not statistically significant).

Liver and Fat Tissue:In this study, ALN1003 reduced liver weight compared to untreated mice by 43% (p<0.0001) and by 39% when expressed as a percentage of body weight (p<0.0001). Long-term administration of ALN1003 was associated with lower ALT (alanine aminotransferase; p<0.0001), AST (aspartate aminotransferase; nominal p<0.0001) and ALP (alkaline phosphatase; p<0.0001), with a trend toward lower total bilirubin (nominal p=0.058) compared to untreated mice.

An unblinded macroscopic visual review of organ morphology was conducted comparing the liver and adipose tissues of the DIO control to the ALN1003 treatment group. Relative to DIO controls, ALN1003-treated animals exhibited smaller, deep reddish-brown livers; reduced epididymal white adipose tissue (eWAT) and inguinal white adipose tissue (iWAT) depots consistent with decreased adiposity; and darker interscapular BAT with appearance consistent with reduced “whitening” of BAT.

Tolerability: ALN1003 was generally well tolerated throughout the study. Mild, short-term, reversible hypolocomotion was observed after dosing in approximately one-half of dose administrations. There were no similar observations in DIO control animals.

DIO Study 2

The second study conducted was a pilot study to evaluate palatability, tolerability, anti-obesity effects, body composition and PK of ALN1003 administered orally in drinking water at three dose levels in DIO mice. The study comprised a treatment period of 14 days and a PK period of 4 days. ALN1003 was administered at three dose levels: low, medium and high. The middle and highest planned doses were 3 and 9 times higher than the low dose, respectively. Measurements included daily body weight, food and water consumption at the cage level, and metabolic parameters (blood collection after a 4-6 hour fast at end of study). All animals were observed each day. There were 6 mice in each group (2 mice per cage).

Food and water consumption: ALN1003 reduced cumulative food intake in a dose-dependent manner over the 14-day treatment period. Cumulative food consumption in grams per cage was 84.5g, 80.8g, 76.7g and 56.7g (nominal p<0.05) for the DIO control, low, medium and high doses, respectively. Cumulative food consumption when normalized to body weight per cage was 87.9g, 85.6g, 86.7g and 73.6g for the DIO control, low, medium and high doses, respectively. ALN1003 reduced water intake significantly over the 14-day treatment period. Cumulative water consumption in milliliters per cage was 112.8 mL, 80.1 mL (nominal p<0.05), 71.1 mL (p<0.0001) and 63.5 mL (p<0.0001) for the DIO control, low, medium and high doses, respectively. Cumulative water consumption when normalized to body weight per cage was 116.9 mL, 84.9 mL, 80.5 mL and 80.3 mL for the DIO control, low, medium and high doses, respectively. Actual dose consumed is dependent on how much water mice drink. Actual doses consumed during the 14-day treatment period were consistent with planned doses, with variances to planned doses of +7.3%, -0.3% and -6.9% in the low, medium and high dose groups, respectively.

Body composition was assessed using a Bruker MinispecTMLF90II Body Composition Analyzer (Bruker BioSpin, Billerica, MA, USA) and demonstrated dose-related changes that were driven primarily by fat loss but also included the loss of lean and fluid mass. The table below summarizes the mean percentage change from baseline through Day 17 in fat, lean and fluid as a % of body weight (BW) and mass in grams:

Mean % Change:	Control	Low	Medium	High
D17 Fat% of BW	+2.4%	-1.5%	-5.4%	-21.9%[c]
D17 Lean% of BW	-1.3%	+2.4%	+4.6%	+17.2%[c]
D17 Fluid% of BW	+0.4%	-9.3%	-12.0%	-25.7%[b]
D17 Fat in grams	+4.7% (+0.9g)	-1.8% (-0.4g)	-12.3% (-2.5g)[b]	-44.6% (-8.9g)[c]
D17 Lean grams	+1.9% (+0.5g)	+2.2% (+0.6g)	-4.1% (-1.1g)[a]	-18.8% (-5.0g)[c]
D17 Fluid grams	+2.7% (+0.1g)	-9.6% (-0.4g)	-18.8% (-0.7g)[a]	-47.3% (-1.8g)[c]

Significance of comparison to Control group: a: nominal p<0.05; b: nominal p<0.001; c: p<0.0001

Liver and Fat Tissue: At end of study Day 18, including the 14-day treatment period plus the PK period, dose-related reductions in liver weights compared to DIO control were -6.8%, -20.5% and -55.0% (nominal p<0.01) in the low, medium and high dose groups, respectively. Reductions in liver weights expressed as a percentage of body weight relative to DIO control were -2.6%, -12.0% and -32.6% (nominal p<0.05). Liver enzymes showed no statistically significant change after 18 days; gross liver appearance suggested reduced fat accumulation. Histological analyses of liver and adipose tissues are planned.

An unblinded macroscopic visual review of organ morphology was conducted comparing the liver and adipose tissues of the DIO control to the high dose group. This analysis showed reductions in white fat depots (such as epididymal white adipose tissue, or eWAT, and inguinal white adipose tissue, or iWAT) and an interscapular BAT appearance consistent with reduced “whitening” in the ALN1003 tissues vs DIO control. Review of liver images suggested less visible fat accumulation and smaller, deep red-brown livers compared to DIO control.

Metabolic parameters: In this study, the highest-dose group showed lower blood sugar (glucose; 197 mg/dL in high dose vs 320 mg/dL in DIO control; p<0.0001) and lower total cholesterol (162 mg/dL in high dose vs 209 mg/dL in DIO control; nominal p<0.05). HDL-C (high-density lipoprotein cholesterol), the dominant lipoprotein in DIO mice, also decreased to 130 mg/dL in high dose vs 165 mg/dL in DIO control; nominal p<0.05.

Tolerability: ALN1003 was generally well tolerated throughout the study; however, on Day 16 (during the PK portion of the study), two mice in the high-dose group were noted to be slightly dehydrated for the remainder of the study, although they otherwise appeared normal.

Important Context and Model Limitations

Behavior-coupled dosing in unrestricted (ad libitum) drinking-water studies: In this paradigm, ALN1003 caused dose-related loss of appetite and thirst (anorexia/hypodipsia), leading to avoidance of medicated water. Despite actual doses consumed approximating planned doses in this study, reductions in drinking may confound attribution of weight loss solely to drug exposure in this model.

Development Roadmap

The findings from these two studies support the Company’s strategy to focus on additional preclinical studies and CMC activities to optimize formulations while maintaining effective overall drug levels. We are also planning to conduct studies to better understand mechanisms of ALN1003, including measuring liver fat levels and scoring MASLD severity of the liver in a blinded manner. We are planning to further refine manufacturing processes and to run a small-scale production run based on these improvements. Thereafter, a larger scale production run is planned. In parallel, the Company has initiated a computational chemistry program to design, make, and test ALN1003 variations to strengthen the Company’s intellectual property and assess next-generation compounds. These initiatives, including large animal pharmacokinetic studies, will inform plans to conduct IND enabling studies.

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

Nasdaq Shareholders Equity Deficiency Notice

On August 19, 2025, Nasdaq notified the Company that it had regained compliance with the continued listing requirements of the Nasdaq Capital Market. Based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $3.66 million, the Listing Qualifications staff determined that the Company now complies with the Nasdaq Listing Rules and confirmed that the matter is closed. As of September 30, 2025, we had $2.82 million in stockholder’ equity resulting in compliance with the Nasdaq rule. As of December 31, 2025, our stockholders’ equity was $2.2 million, which remains below the $2.5 million threshold. We are likely to receive a notice from Nasdaq and may have 45 calendar days from the date of the notice to submit a compliance plan, and if accepted, we may be granted up to 180 calendar days from the date of the notice to evidence compliance. There can be no assurance that our compliance plan will be accepted or that we will regain compliance within any granted period. Given our current trading price of approximately $3.15 per share, the immediate risk of a Minimum Bid Price deficiency is lower at this time; however, our stock price remains volatile and a future decline could still trigger a separate delisting notice

Due to the Company’s limited cash runway and ongoing operating losses, there can be no assurance that the Company will maintain compliance with Nasdaq’s continued listing requirements in the future.

Results of Operations for the Fiscal Years ended December 31, 2025 and 2024

	For the years ended December 31,
($ in thousands)	2025	2024
Revenue	$5	$10
Operating expenses:
Research and development	1,363	362
General and administrative	2,867	4,460
Total operating expenses	4,230	4,822
Loss from operations	(4,225)	(4,812)
Other income (expense):
Change in fair value of warrant liability	(31)	-
Other income (expense), net	80	133
Other income (expense), net	49	133
Net loss	$(4,176)	$(4,679)

Revenue

We have not generated any product revenue to date. Collaboration and research and development funding revenue is recognized over the estimated period of performance; such revenue has been de minimis in recent periods, $5,000 and $10,000 as of December 31, 2025 and 2024, respectively. Unless and until we receive regulatory approval for any product candidate, we cannot sell our products and will not generate product revenue.

Revenue during the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
	2025	2024	Change
($ in thousands)
Revenue	$5	$10	$(5)	(50)%

Research and Development Expenses

Research and development expenses have historically consisted primarily of salaries and related personnel costs, contract manufacturing and research organization fees, costs of facilities, reagents and equipment, consulting and license fees, and impairment charges. Following our August 2023 reprioritization, these expenses have shifted materially away from clinical trial and TCR-T-related activities toward preclinical studies, formulation development, and manufacturing scale-up for our small-molecule obesity and metabolic disorders program. We expect research and development spending to remain variable and dependent on the pace of additional animal studies, CMC activities and IND-enabling work for our obesity assets, subject to available capital.

Research and development expenses during the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
	2025	2024	Change
($ in thousands)
Research and development expenses	$1,363	$362	$1,001	277%

Research and development expenses for the year ended December 31, 2025 increased by $1.0 million when compared to the year ended December 31, 2024 due to the expansion of the obesity and metabolic disorders program.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation, consulting and professional fees (including patent-related costs), general corporate costs, and facility costs not otherwise included in research and development. These expenses have decreased following our workforce reductions and cost-saving initiatives, though they continue to include ongoing costs related to public company compliance, legacy contract wind-down, and support for our obesity program.

General and administrative expenses during the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
	2025	2024	Change
($ in thousands)
General and administrative expenses	$2,867	$4,460	$(1,593)	(36)%

General and administrative expenses for the year ended December 31, 2025 decreased by $1.6 million as compared to the year ended December 31, 2024.

Other Income (Expense)

Other income (expense), net consists primarily of interest income on cash reserves and changes in the fair value of the warrant liability. In recent periods, other income, net was lower primarily due to decreased interest income resulting from lower cash reserve balances period over period, partially offset by a gain recognized from the change in fair value of the warrant liability.

Other income (expense) during the years ended December 31, 2025 and 2024 was as follows:

	For the years ended December 31,
	2025	2024	Change
($ in thousands)
Other income, net	80	133	(53)	(40)%

Total other income (expense), net for the year ended December 31, 2025 decreased $53 as compared to the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. We have operated at a loss since inception in 2003 and have no significant recurring revenue from operations. We anticipate that losses will continue for the foreseeable future. As of December 31, 2025, our accumulated deficit was approximately $924.6 million. Our working capital as of December 31, 2025 was $1.2 million, consisting of $2 million in current assets and $0.8 million in current liabilities. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

To date, we have financed our operations primarily through public offerings and private placements of equity securities (including common stock, pre-funded warrants, and Series A-1 and Series A-2 Convertible Preferred Stock), as well as limited historical collaborations.

As of December 31, 2025, we had approximately $1.4 million of cash and cash equivalents. Our current monthly cash burn rate is approximately $0.28 million. At this rate we anticipate that our existing cash resources will be sufficient to fund operations into the second quarter of 2026. This estimate excludes any potential costs related to strategic transactions, unexpected legacy wind-down activities, unforeseen liabilities, or acceleration of our obesity and metabolic disorders program.

We have no committed sources of additional capital. To continue operations beyond our current forecasted runway and to advance our preclinical Obesity and Metabolic Disorders Program through additional animal studies, formulation optimization, manufacturing scale-up, and IND-enabling work, we will need to raise substantial additional capital through equity or debt financings, collaborations, or other strategic transactions. There can be no assurance that additional funding will be available on favorable terms, or at all.

Our actual cash requirements may vary materially from those currently planned due to a number of factors, including the pace and results of our preclinical studies for the obesity program, any changes in the focus or direction of our development efforts, costs associated with legacy obligations (including the remaining payments under the December 2025 MD Anderson Settlement and Release Agreement), and the outcome of any potential strategic opportunities. We have based our runway estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

Based on our current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year after the date these financial statements are issued. This raises substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital when required, we may be forced to further delay, reduce, or eliminate our development activities, which could ultimately lead to dissolution or liquidation. See “Risk Factors — We may require substantial additional financial resources to continue as a going concern and to advance our obesity and metabolic program” for additional discussion.

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

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of December 31, 2025, undeclared cumulative dividends totaled $60 for Series A-1 and $45 for Series A-2.

Cash Flows

The following table summarizes our net increase (decrease) in cash and cash equivalents for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
($ in thousands)
Net cash flows from:
Operating activities	$(2,869)	$(4,971)
Investing activities	(98)	—
Financing activities	3,261	—
Net increase (decrease) in cash and cash equivalents	$294	$(4,971)

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for:

•
Non-cash operating items such as depreciation, amortization, and stock-based compensation; and
•
Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Net cash flows used in operating activities for the year December 31, 2025 was $2.87 million, as compared to net cash used in operating activities of $4.97 million for the year ended December 31, 2024. The decrease in net cash used in operating activities was primarily related to reductions in our net loss, offset by an increase in timing of accounts payable and accrued expenses.

The net cash flows used in investing activities for the year December 31, 2025 was $98 as compared to $0 for the year ended December 31, 2024. The increase in net cash used in investing activities was directly attributed to an equipment purchase made during the period to be used in our obesity and metabolic disorders program.

The net cash flows from financing activities for the year December 31, 2025 was $3.26 million as compared to $0 for the year ended December 31, 2024. The financing activity was directly attributable to proceeds from the issuance of common stock and prefunded warrants, the sale of Series A-1 Preferred Stock, and the sale of Series A-2 Preferred Stock.

Operating Leases

As of December 31, 2025, we have no lease commitments, other than a short-term lease.

Royalty and License Fees

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the years ended December 31, 2025 and 2024, the Company earned $5 and $10, respectively, in royalty revenues on net sales under the Solasia License and Collaboration Agreement.

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
•
Collaboration agreements;
•
Fair value measurements of equity-linked instruments; and
•
Income taxes.

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

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and our principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the lack of sufficient personnel to allow for the required segregation of duties.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer and our principal accounting officer, we assessed our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because we are a smaller reporting company, our independent registered public accounting firm is not required to, and has not, issued an attestation report on our internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. In management’s opinion, we have determined that our internal controls over our financial reporting was not effective due to the lack of sufficient number of personal to allow for the required segregation of duties as of December 31, 2025, based on the criteria discussed above.

Inherent Limitations on Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the year ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Policy Prohibiting Insider Trading and Related Procedures.

Our insider trading policy has been reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and Nasdaq listing standards. Our Insider Trading Policy is filed hereto as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025)

3.3

Amended and Restated Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock, as filed with the Delaware Secretary of State on July 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, SEC File No. 001-33038, filed July 1, 2016)

3.4

Certificate of Designation of Series A-1 Convertible Preferred Stock of Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2025)

3.5

Certificate of Designation of Series A-2 Convertible Preferred Stock of Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2025)

3.6

Amended and Restated Bylaws of the Registrant, dated as of January 8, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 8, 2026)

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed November 13, 2018)

4.2#

Warrant to Purchase Common Stock issued to The University of Texas M. D. Anderson Cancer Center (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020)

4.3

Form of Warrant to Purchase Shares of Common Stock issued to SVB and certain of its Affiliates, dated December 28, 2021 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022)

4.4

Common Stock Purchase Warrant, dated May 19, 2025, issued by Alaunos Therapeutics, Inc. to Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).

4.5

Amendment No. 1 to the Common Stock Purchase Warrant Issued on May 19, 2025, dated June 9, 2025, by and between Alaunos Therapeutics, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

4.6	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2025)

4.7*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022).

10.1+

Form of Inducement Award Grant Notice and Inducement Award Grant Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-238090, filed May 8, 2020)

10.2+	ZIOPHARM Oncology, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038 filed July 1, 2020)

10.3+

Form of Restricted Stock Agreement Granted Under the ZIOPHARM Oncology, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.4+

Form of Stock Option Agreement Granted Under the ZIOPHARM Oncology, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021 )

10.5#	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.6#

License Agreement by and among the Registrant, Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 28, 2015)

10.7†

Exclusive License Agreement by and between the Registrant, Precigen, Inc. and Intrexon Corporation, dated October 5, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 9, 2018)

10.8#

Amendment No. 1 to the Exclusive License Agreement by and between the Registrant and PGEN Therapeutics, Inc. (formerly known as Precigen, Inc.), dated October 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q SEC File No. 001-33038, filed November 5, 2020)

10.9

Amended and Restated Exclusive License Agreement, dated, April 3, 2023, by and between the Registrant and Precigen, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q SEC File No. 001-33038, filed May 10, 2023)

10.10†

License and Collaboration Agreement by and among the Registrant, Intrexon Corporation and Ares Trading S.A. dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed April 2, 2015)

10.11#

Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed August 21, 2015)

10.12

First Amendment to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of August 30, 2016 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019)

10.13

Second Amendment to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of January 17, 2017 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019)

10.14

Third Amendment to the Research and Development Agreement by and among the Registrant, Intrexon Corporation and The University of Texas M.D. Anderson Cancer Center dated as of November 14, 2017 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 5, 2019)

10.15

Fourth Amendment to Research and Development Agreement, dated September 19, 2019 by and among the Registrant, The University of Texas MD Anderson Cancer Center and Precigen, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 7, 2019)

10.16#

Fifth Amendment to Research and Development Agreement, dated October 22, 2019 by and among the Registrant and The University of Texas MD Anderson Cancer Center (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020)

10.17#

2019 Research and Development Agreement, dated October 22, 2019, by and between the Registrant and The University of Texas MD Anderson Cancer Center (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020)

10.18#

Patent License Agreement, dated as of May 28, 2019, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 8, 2019)

10.19#

First Amendment to Patent License Agreement, dated as of January 8, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 2, 2020)

10.20#

Second Amendment to Patent License Agreement, dated as of September 28, 2020, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 000-33038, filed November 5, 2020)

10.21#

Third Amendment to Patent License Agreement, dated as of April 16, 2021, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022)

10.22#

Fourth Amendment to Patent License Agreement, dated as of May 4, 2021, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022)

10.23#

Fifth Amendment to Patent License Agreement, dated as of August 13, 2021, by and between the Registrant and the National Cancer Institute (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022)

10.24#

Cooperative Research and Development Agreement, dated January 9, 2017, by and among the Registrant, the National Cancer Institute, and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019)

10.25

First Amendment to the Cooperative Research and Development Agreement, dated March 23, 2018, by and among the Registrant, National Cancer Institute, Intrexon Corporation and Precigen, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019)

10.26#

Second Amendment to the Cooperative Research and Development Agreement, dated February 1, 2019, by and among the National Cancer Institute, the Registrant and Precigen, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K SEC File No. 001-33038, filed September 26, 2019)

10.27

Third Amendment to the Cooperative Research and Development Agreement, dated March 15, 2022, by and among the National Cancer Institute and the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022)

10.28

Fourth Amendment to the Cooperative Research and Development Agreement, dated June 24, 2022, by and between the National Cancer Institute and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed August 15, 2022)

10.29

Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.30

First Amendment, dated as of April 7, 2020, to the Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.31

Second Amendment, dated as of April 7, 2020, to the Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.32

Third Amendment, dated as of December 15, 2020, to the Lease Agreement, dated as of October 15, 2019, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.33

Lease Agreement dated as of December 15, 2020, by and between the Registrant and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 1, 2021)

10.34

Agreement dated February 4, 2021, by and among the Registrant, WaterMill Asset Management Corp. and Robert W. Postma (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed February 5, 2021)

10.35

Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated August 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, SEC File No. 001-33038, filed November 8, 2021)

10.36

First Amendment to the Loan and Security Agreement by and among the Registrant, the lenders party thereto and Silicon Valley Bank, as administrative agent and collateral agent, dated December 28, 2021 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, SEC File No. 001-33038, filed March 30, 2022)

10.37+

Separation Agreement, dated as of December 22, 2023, between the Registrant and Kevin S. Boyle, Sr. (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed April 1, 2024)

10.38+

Consulting Agreement, dated as of December 22, 2023, between the Registrant and Kevin S. Boyle, Sr. (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed April 1, 2024)

10.39+*	Consulting Agreement, dated as of February 21, 2024, between the Registrant and Ferdinand Groenewald
10.40

Termination of August 14, 2023 Engagement Letter between Cantor Fitzgerald & Co (“Cantor”) and Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 8, 2026)

23.1*	Consent of Independent Registered Public Accounting Firm
19.1*	Insider Trading Policy

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Alaunos Therapeutics, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.

#	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

Date: March 31, 2026	By:	/s/ Holger Weis
Holger Weis
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: March 31, 2026	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Holger Weis
Holger Weis	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2026
/s/ Ferdinand Groenewald
Ferdinand Groenewald	Vice President, Finance (Principal Accounting Officer)	March 31, 2026
/s/ Michael A. Jerman
Michael A. Jerman	Director	March 31, 2026
/s/ Robert W. Postma
Robert W. Postma	Director	March 31, 2026
/s/ Jaime Vieser
Jaime Vieser	Director	March 31, 2026

Alaunos Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alaunos Therapeutics, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alaunos Therapeutics, Inc. (the “Company”) as of December 31, 2025, and the related statements of operations, stockholders’ equity, and cash flows the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 31, 2026

Alaunos Therapeutics, Inc.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$1,385	$1,091
Receivables	3	5
Prepaid expenses and other current assets, current	600	1,659
Total current assets	1,988	2,755
Property and equipment, net	91	—
Prepaid expenses and other assets, non current	887	—
Total assets	$2,966	$2,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$613	$516
Accrued expenses	200	176
Total current liabilities	813	692
Total liabilities	$813	$692
Commitments and contingencies (Note 5)
Stockholders' equity
Series A-1 preferred stock $0.001 par value; 1,000 shares authorized, 500 and 0 shares issued and outstanding at December 31, 2025 and at December 31, 2024, respectively	-	-
Series A-2 preferred stock $0.001 par value; 1,000 shares authorized, 850 and 0 shares issued and outstanding at December 31, 2025 and at December 31, 2024, respectively	-	-
Common stock $0.001 par value; 50,000,000 shares authorized, 2,349,480 and 1,601,252 shares issued and outstanding at December 31, 2025 and at December 31, 2024, respectively	2	2
Additional paid-in capital	926,773	922,507
Accumulated deficit	(924,622)	(920,446)
Total stockholders' equity	2,153	2,063
Total liabilities and stockholders' equity	$2,966	$2,755

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024

Revenue	$5	$10
Operating expenses:
Research and development	1,363	362
General and administrative	2,867	4,460
Total operating expenses	4,230	4,822
Loss from operations	(4,225)	(4,812)
Other income (expense):
Change in fair value of warrant liability	(31)	—
Other income, net	80	133
Other income (expense), net	49	133
Net loss	$(4,176)	$(4,679)
Basic and diluted earnings per share	$(2.20)	$(2.92)
Weighted average common shares outstanding, basic and diluted	1,948,357	1,601,252

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,601,252	$2	—	$—	—	$—	$922,507	$(920,446)	$2,063
Stock-based compensation	—	—	—	—	—	—	414	—	414
Shares issued as consideration for board service fees	60,384	—	—	—	—	—	195	—	195
Shares issued as consideration for services	77,463	—	—	—	—	—	187	—	187
Sale of Series A-1 preferred stock	—	—	500	—	—	—	500	—	500
Issuance of common stock in registered direct offering, net of offering costs	338,725	—	—	—	—	—	998	—	998
Issuance of prefunded warrants in registered direct offering	—	—	—	—	—	—	913	—	913
Reclassification of Warrant Liability to equity	—	—	—	—	—	—	209	—	209
Exercise of prefunded warrants	271,656	—	—	—	—	—	—	—	—
Sale of Series A-2 preferred stock	—	—	—	—	850	—	850	—	850
Net loss	—	—	—	—	—	—	—	(4,176)	(4,176)
Balance at December 31, 2025	2,349,480	$2	500	$-	850	$-	$926,773	$(924,622)	$2,153

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,601,252	$2	$922,072	$(915,767)	$6,307
Stock-based compensation	—	—	435	—	435
Net loss	—	—	—	(4,679)	(4,679)
Balance at December 31, 2024	1,601,252	$2	$922,507	$(920,446)	$2,063

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,176)	$(4,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	2
Change in fair value of warrant liability	31	—
Common stock issued for services rendered	382	—
Stock-based compensation	414	435
Changes in operating assets and liabilities:
Receivables	2	(4)
Prepaid expenses and other current assets	350	539
Accounts payable	97	(100)
Accrued expenses	24	(1,164)
Net cash flows from operating activities	(2,869)	(4,971)
Cash flows from investing activities:
Purchases of property and equipment	(98)	—
Net cash flows from investing activities	(98)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock and pre funded warrants, net of offering costs	1,911	—
Proceeds from sale of Series A-1 preferred stock	500	—
Proceeds from sale of Series A-2 preferred stock	850	—
Net cash flows from financing activities	3,261	—
Net increase (decrease) in cash, cash equivalents	294	(4,971)
Cash and cash equivalents, beginning of period	1,091	6,062
Cash and cash equivalents, end of period	$1,385	$1,091
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—
Noncash financing activities:
Recognition of warrant liability in connection with the equity line of credit agreement	$178	$—
Amounts included in accrued expenses and accounts payable related to property and equipment	$67	$—

The accompanying notes are an integral part of these financial statements.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.
Organization

Alaunos Therapeutics, Inc., which is referred to herein as “Alaunos,” or the “Company,” is a pre-clinical stage obesity and metabolic disorders company with a current focus on developing oral small molecules for obesity and other metabolic disorders. The Company was historically involved in the development of adoptive TCR therapies, designed to treat multiple solid tumor types in large cancer patient populations with unmet clinical needs.

The Company’s operations to date have consisted primarily of conducting research and development and raising capital to fund those efforts.

As of December 31, 2025 there were 2,349,480 shares of common stock outstanding and an additional 328,937 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Liquidity and Going Concern

The Company has operated at a loss since its inception in 2003 and has minimal recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of December 31, 2025, the Company had approximately $1.4 million of cash and cash equivalents. The Company’s accumulated deficit at December 31, 2025 was approximately $924.6 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2026. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

Based on the current cash forecast and the Company's dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, management has determined that the Company's present capital resources will not be sufficient to fund its planned operations for at least one year from the issuance date of the financial statements which raises substantial doubt as to the Company's ability to continue as a going concern. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

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

Derivative Liabilities

In accordance with applicable accounting standards, upon issuance of financial instruments, whether stand alone or embedded, the Company performs an analysis to determine the appropriate classification of the financial instrument as either a derivative liability, or if certain conditions are met, as equity. Derivative liabilities are initially recorded at fair value and subsequently remeasures the derivative liability at each reporting period with changes in fair value recognized in earnings. The Company continually evaluates the classification and if the terms of the agreement are modified, the Company performs an assessment of the impact. Upon modification, if the instrument qualifies for equity classification, at that time it is remeasured at fair value, with changes in fair value since last measurement recognized in earnings and thereafter the balance is reclassified at its then fair value to equity. During the year ended December 31, 2025, the Company determined that certain warrants initially qualified as derivative liabilities. Such warrants were subsequently modified at which point the warrants qualified for equity classification. See further discussion in Note 9 - Warrants.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2025 and 2024 are as follows:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,135	$1,135	$—	$—

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$779	$779	$—	$—

The cash equivalents represent demand deposit accounts and deposits in a short-term United States treasury money market mutual fund quoted in an active market and classified as a Level 1 asset. There have been no changes to the valuation methods during the years ended December 31, 2025 and 2024.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Revenue Recognition from Collaboration Agreements

Revenue for the year ended December 31, 2025 consisted of $5 and for the year ended December 31, 2024 consisted of $10. For the years ended December 31, 2025 and 2024, the Company recognized revenue through its Collaboration Agreement with Solasia Pharma K.K. primarily due to the achievement of milestones, as further described in Note 5, Commitments and Contingencies.

Research and Development Costs

Research and development expenses are recognized as incurred. The Company is required to estimate accrued research and development expenses as of each balance sheet date based on the facts and circumstances known at that time. This process includes reviewing open contracts and purchase orders, communicating with internal personnel and third-party service providers, and estimating the amount of services performed and the related costs incurred for which invoices have not yet been received.

The Company’s research and development activities are primarily related to its preclinical obesity and metabolic disorders program, including the development of oral small molecules for obesity and other metabolic disorders. The Company also incurs limited costs related to its historical oncology focused cell therapy programs.

Estimated accrued research and development expenses primarily include amounts due to third-party vendors supporting preclinical development, manufacturing, regulatory, and other research and development activities. The Company records accruals based on its estimates of the services received and efforts expended under contractual arrangements. Certain agreements may involve milestone-based or uneven payment terms, and payments to vendors may, at times, exceed the level of services provided as of the reporting date, resulting in prepaid research and development assets.

Significant judgment is required in estimating accrued research and development expenses. Differences between the Company’s estimates and actual amounts incurred are recorded in the period in which such differences become known. Although the Company does not expect these estimates to be materially different from actual results, changes in the status or timing of services performed may result in reported amounts being higher or lower in any particular period.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense (Refer to Note 11, Income Taxes).

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

The Company recognized the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2025 and 2024 and did not capitalize any such costs on the balance sheets. The Company recognized $0.4 million of compensation expense related to stock options for the year ended December 31, 2025 and $0.4 million of compensation expense related to stock options for the

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

year ended December 31, 2024. The total compensation expense relating to vesting of stock options and stock issued for board service fees and other services for the year ended December 31, 2025 was $0.8 million and $0.4 million for the year ended December 31, 2024.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of amounts paid in advance for goods and services to be received in future periods. Such amounts are recorded at cost and amortized to expense over the period in which the related goods or services are received. The Company classifies prepaid amounts expected to be realized within twelve months as current assets and the remaining portion as non-current assets. The Company reviews prepaid balances for recoverability and records expense when it is determined that the future economic benefit is no longer probable. As of December 31, 2025, the Company’s prepaid balances included a multi-year insurance contract, of which $222 was classified in prepaid expenses and other current assets and $887 was classified in prepaid expenses and other non-current assets.

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

Certain shares related to some of the Company’s outstanding common stock options and warrants have not been included in the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 as the result would be antidilutive. Such potential common shares on December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Common stock options	222,485	33,237
Warrants	106,452	26,552
Series A-1 Preferred Stock	181,159	-
Series A-2 Preferred Stock	189,309	-
	699,405	59,789

The following table show the net loss attributable to common shareholders after including undeclared cumulative preferred dividend used to calculate the basic and diluted earnings per share, as shown on the statement of operations (See Note 6. Equity - Series A-1 and A-2 Preferred Stock Cumulative Dividends):

	For the years ended December 31,
	2025	2024
Net loss	$(4,176)	$(4,679)
Cumulative preferred dividends	(106)	-
Net loss attributable to common stockholders	$(4,282)	$(4,679)

New Accounting Pronouncements

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures, including disclosures related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a Prospective basis. The adoption of this guidance impacted the Company’s disclosures only and did not have a material effect on its consolidated financial position, results of operations, or cash flows.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concept Statements. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-02 effective January 1, 2025. The adoption of this standard did not have a material impact on the Company’s financial statements or related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this guidance. Because the amendments relate principally to interim reporting, the Company does not expect the standard to materially affect its annual financial statements, but adoption may affect the format and content of future interim disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance and does not currently expect adoption to have a material impact on its financial statements.

3.
Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Office and computer equipment	$-	$15
Laboratory equipment	98	-
	98	15
Less: accumulated depreciation	(7)	(15)
Property and equipment, net	$91	$-

Depreciation expense for the year ended December 31, 2025 and 2024 was $7 and was $2, respectively.

4.
Accrued Expenses

Accrued expenses consist of the following:

($ in thousands)	2025	2024
Preclinical services	$123	$97
Sales and use taxes	54	-
Professional services	23	79
	$200	$176

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5.
Commitments and Contingencies

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

During the reporting period, the Company continued to engage with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) to wind down the TCR trials. The parties completed the final reconciliation of amounts due under the related R&D agreements, and the Company received the final invoice during the second quarter of 2025. Amounts due to MD Anderson and recorded in accounts payable were $143 and $257 as of December 31, 2025 and 2024, respectively.

On November 4, 2025, the Office of the Attorney General of Texas, on behalf of MD Anderson, issued a demand for payment. On December 17, 2025, the Company entered into a Settlement and Release Agreement with MD Anderson to resolve the matter. Pursuant to the agreement, the Company agreed to pay $285 thousand in six installments through May 30, 2026, in full satisfaction of the outstanding invoices. The agreement also provides for mutual general releases, subject to customary exceptions, including for breach of the settlement agreement and certain ongoing matters such as Protocol 2006-0676.

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

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Under the terms of the agreement, the Company may be required to make payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive low single digit royalties on net sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the years ended December 31, 2025 and 2024, the Company did not incur any milestone expenses or royalty expenses under this agreement.

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

During the years ended December 31, 2025 and 2024, the Company earned royalty revenue totaling $5 and $10, respectively, on net sales under this agreement.

Insurance Contract

During the year ended December 31, 2025 , the Company's insurance arrangement for certain risks which were previously paid in full began to be in force for a period of six years. Accordingly, the Company began amortizing the prepaid expense related to the contract. The Company has classified the prepaid contract between its current portion and long term-portion. As of December 31, 2025, $222 is included in prepaid expenses and other current assets and $887 is included in prepaid expense and other non-current assets in the accompanying balance sheet.

Director Resignation

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

On July 2, 2025, the Board appointed Holger Weis as Chief Executive Officer, effective immediately. Mr. Weis will continue to serve as Chair of the Board of Directors, but has relinquished his roles on the Audit and Compensation Committees, pursuant to applicable Nasdaq Listing Rules. In connection with his appointment, the Company entered into an Employment Agreement with Mr. Weis, providing for an annual base salary of $275 and a stock option to purchase 130,000 shares of common stock at an exercise price of $5.06 per share. One-quarter of the option vested immediately, with the remainder vesting in equal quarterly installments over three years.

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

Sales Tax Contingency

The Company is subject to examination by certain state and local taxing authorities related to sales and use tax matters. The Company records a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2025, the Company has recorded an estimated liability of $54 to these matters. In addition, the Company may be exposed to additional loss; however, the Company cannot reasonably estimate the amount or range of additional loss at this time.

6.
Equity

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

Director Compensation

On April 13, 2025, the Board of Directors of the Company elected to receive compensation in the form of shares of common stock and stock

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

options in lieu of cash for the then outstanding cumulative deferred board service fees for the first quarter of 2025, totaling $139. Accordingly, the Company issued 38,269 shares of common stock with an aggregate fair value of $112 and granted 10,904 fully vested stock options, with an exercise price of $2.92 per share and an aggregate grant date fair value of $27.

On July 3, 2025, the Board of Directors of the Company elected to receive compensation in the form of shares of common stock and stock options in lieu of cash for the second quarter board service fees. The total deferred board service fees amounted to $37. In exchange for these deferred fees, the Company issued 7,450 shares of common stock and on August 18, 2025 granted 13,676 fully vested stock options, with an exercise price of $2.32 per share and an aggregate grant date fair value of $27.

On November 21, 2025, members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their third quarter board service fees. Accordingly, the Company issued 14,665 shares of common stock with an aggregate fair value of $49.

Securities Purchase Agreement for Registered Direct Offering

In June 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell (i) 338,725 shares of common stock at a purchase price of $3.36 per share and (ii) 271,674 pre-funded warrants to purchase common stock at a purchase price of $3.359 per warrant share, in a registered direct offering. In connection therewith, Company received net proceeds totaling $1.91 million after deduction of transaction related expenses. As of December 31, 2025, all pre-funded warrants had been exercised, including certain warrants exercised on a cashless basis, resulting in the issuance of an aggregate of 271,656 shares of common stock.

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

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of December 31, 2025, undeclared cumulative dividends totaled $60 for Series A-1 and $45 for Series A-2.

Consulting Services

On August 18, 2025, the Company issued 10,775 shares of common stock for services, with an aggregate grant-date fair value of $25 to the Company's Vice President of Finance. In addition, the Company issued 4,000 stock options to the consultant with a grant date fair value of $8. One-sixteenth of the shares underlying the option vest in equal quarterly installments measured from August 18, 2025, with the first vesting occurring on November 18, 2025.

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On October 10, 2025, the Company issued 53,832 shares of common stock for services, with an aggregate grant-date fair value of $199. The issuance partially settled accounts payable outstanding at September 30, 2025 pursuant to a revised consulting agreement. For services render through out the remainder of the year ended December 31, 2025 the Company issued an aggregate of 12,856 shares of common stock for services, with an aggregate grant-date fair value of $38 pursuant to the consulting agreement.

7.
Warrants

The following is a summary of the Company's warrant activity for the years ended December 31, 2025:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2024	26,552	$28.50	2.75
Granted	351,574	0.76
Exercised	(271,674)	0.001
Outstanding, December 31, 2025	106,452	$9.63	3.73

In May 2025, the Company entered into an equity purchase agreement with an investor under which the Company has the option to sell up to $25.0 million of common stock over a period of 24 months at 97% of the prior trading day’s volume-weighted average price, subject to volume and ownership limitations. In connection with the agreement, the Company issued a warrant to purchase 79,900 shares of common stock at $4.00 per share, with a five-year term.

Due to anti-dilution and variable pricing features, the warrant was initially classified as a derivative liability measured at fair value using the Black-Scholes model, which was determined to be approximately equivalent to a lattice or monte carlo model. On the issuance date, the fair value of the derivative liability totaled $177, with a corresponding increase in deferred issuance costs for the same amount, which is included in other assets in the balance sheet and will be amortized as a reduction to the proceeds received equity instruments sold pursuant to the agreement or upon its termination in the event the entirety of the shares are not sold. On June 9, 2025, the Company and the investor agreed to amend the warrant to introduce a $0.57 floor price, eliminate certain share-count adjustments, and remove certain fundamental transaction rights. As a result, the warrant, as amended, qualified for equity classification, was remeasured at fair value, and was reclassified from liabilities to equity, which resulted in a charge of $31 recognized as a change in fair value of derivative liability and is included in other expense in the statement of operations.

The fair value of the warrant issued to the investor was initially measured using the Black-Scholes option pricing model as of May 19, 2025, based on the following assumptions: expected volatility of 118.36%, risk-free interest rate of 4.19%, dividend yield of 0%, expected term of 5.0 years, stock price of $3.12, and exercise price of $3.48. On June 9, 2025, in connection with the amendment of the warrant terms, the fair value was remeasured using updated inputs, which included an expected volatility of 125.81%, risk-free interest rate of 4.09%, dividend yield of 0%, expected term of 5.0 years, stock price of $3.12, and a revised exercise price of $3.36. Both valuations reflect management’s best estimates at the respective measurement dates. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the historical experience

8.
Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amounts of income tax expense for the years ended December 31, 2025 and 2024 differ from the amounts that would result from applying domestic federal statutory tax

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$163,254	$154,634
Start-up and pre-clinical studies	8,683	11,011
Research and development credit carryforwards	40,345	40,486
Stock-based compensation	766	699
Capitalized acquisition costs	556	1,050
Lease liability	—	—
Depreciation	0	1
Capitalized research expenses	0	5,400
Other	(20)	0
	213,584	213,281
Less valuation allowance	(213,584)	(213,281)
Total deferred tax assets	—	—

Right-of-use asset	—	—
Total deferred tax liabilities	$—	$—
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2025, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $775 million, of which approximately $339 million expire at various dates through December 31, 2037 and approximately $436 million can be carried forward indefinitely. The Company has generated a gross net operating loss of approximate $10.9 million in Florida for the current year. The Company is reducing its approximately $498 million of state net operating loss carryforwards to $0 as these state net operating loss carryforwards all related to Massachusetts filings and, as of December 31, 2024 the Company no longer had any employees or property in Massachusetts and, as a result, the Company will no longer have income tax nexus in Massachusetts or an income tax filing obligation after the year ended December 31, 2024. Additionally, the Company has approximately $40.3 million of federal and state research and development credits at December 31, 2025, expiring in varying amounts through 2045, which may be available to reduce future taxes. The Company has reduced its Massachusetts credits carryforward to $0 as well at December 31, 2024.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $303 in 2025 due primarily to net operating loss carryforwards and the increase in research and development credits.

Income taxes using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to non-deductible expenses related to the Company’s issuance of warrants along with the change in the valuation allowance on deferred tax assets.

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 2 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax expense (benefit) to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Year Ended December 31,
(in thousands)	2025
Federal income tax at statutory rates	$(859)	21%
State income tax, net of federal tax benefit	196	(5)%
Research and development credits	-	— %
Research and development true-up	1,254	(31)%
Stock-based compensation	18	— %
Federal/state rate change	(914)	22%
Change in valuation allowance	305	(7)%
Effective tax rate	$-	0%

A reconciliation of the U.S. federal statutory income tax expense (benefit) to our effective tax rate for the years ended December 31, 2024 is as follows (in percentages):

Year Ended December 31,
(in thousands)	2024
Federal income tax at statutory rates	21%
State income tax, net of federal tax benefit	(2)%
Research and development credits	— %
Research and development true-up	29%
Stock-based compensation	— %
Federal/state rate change	0%
Change in valuation allowance	(48)%
Effective tax rate	—%

The Company adopted ASC 740, Accounting for Uncertain Tax Positions on January 1, 2007. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. There were no adjustments to its uncertain tax positions in the years ended December 31, 2025 and 2024.

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

9.
Stock Option Plan

The Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, in June 2020. As of December 31, 2025, there were 222,485 shares reserved for issuance and 953,496 shares available for future grant. The Company reserved 1,140,000 shares for issuance plus a carryover of 7,109 shares from the 2012 Plan for a total of 1,147,109 shares. In addition, returning shares from the 2012 Plan are available for issuance under the 2020 Plan.

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

The following table presents share-based compensation expense on all employee and non-employee awards included in the accompanying statements of operations as follows:

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	For the years ended December 31,
(in thousands)	2025	2024
Research and development	$210	$17
General and administrative	586	418
Stock-based compensation expense	$796	$435

Stock option activity under the Company's stock options plans for the years ending December 31, 2025 and 2024 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	33,237	$153.79	7.15	$—
Granted	196,580	4.33
Exercised	-	-
Cancelled	(7,332)	176.07
Outstanding, December 31, 2025	222,485	$23.98	9.04	$31
Options exercisable, December 31, 2025	96,435	$49.11	8.54	$31
Options available for future grant, December 31, 2025	953,496

On December 31, 2025, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $0.4 million, which is expected to be recognized over a weighted-average period of 1.75 years.

The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

For the years ended December 31,
	2025	2024
Risk-free interest rate	4.05-4.15%	3.70 - 4.09%
Expected life in years	5.04-6.06	5.04-6.06
Expected volatility	113.26-127.03%	112.17 -170.50%
Expected dividend yield	—%	—%

10. Employee Benefit Plan

The Company sponsors a qualified 401(k) retirement plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IRC, or the 401(k) Plan. The Company may make contributions to the 401(k) Plan at its discretion. The Company contributed approximately $13 and $0 to the 401(k) Plan during the year ended December 31, 2025 and 2024, respectively.

11. Segment Information

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

The Company’s CODM assesses financial performance and allocates resources based on operating results which are also reported on the statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM utilizes combined operating

Alaunos Therapeutics, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

results by comparing actual results against budgeted amounts. As part of this process, net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development. The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	For the years ended December 31,
($ in thousands)	2025	2024
Revenues	$5	$10
Less segment expenses:
Research and development	1,363	362
General and administrative	2,867	4,460
Total operating and segment expense	4,230	4,822
Plus:
Change in fair value of warrant liability	(31)	-
Other income, net	80	133
Segment Net loss	$(4,176)	$(4,679)

12. Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this Annual Report on Form 10-K. Other than as described in the notes to the financial statements, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

Director Compensation

On January 12, 2026, members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their fourth quarter board service fees. Accordingly, the Company issued 16,867 shares of common stock with an aggregate fair value of $49.