Form 10-K/A
period 2025-12-31
Alaunos Therapeutics, Inc.
filed 2026-04-30
CIK 1107421

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

As of April 30, 2026, there were 2,402,372 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Alaunos Therapeutics, Inc. (which may be referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amended Filing”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated by reference in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of the fiscal year covered by the Original Filing. The Company is filing this Amended Filing to include the Part III Information because it may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board

Our Board presently has four directors: Michael A. Jerman, Robert W. Postma, Jaime Vieser and Holger Weis. Each of Mr. Postma, Mr. Vieser and Mr. Weis was previously elected by the stockholders. Mr. Jerman was appointed as a member of our Board effective July 15, 2025 to fill the vacancy created by Mr. Dale Curtis Hogue’s resignation.. Robert Hofmeister, Ph.D. resigned as a director on April 15, 2025. There was no disagreements by Mr. Hogue and Dr. Hofmeister with the Company.

Set forth below are the names and certain information about each of our directors as of April 30, 2026. The information presented includes each director’s age, principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years. In addition, the table contains information about the specific and particular experience, qualifications, attributes or skills of each current director and each nominee for director at the Annual Meeting that led the corporate governance and nominating committee to believe that such current director was appropriate for nomination at a previous annual meeting of stockholders or otherwise and, in the case of each nominee for director at the Annual Meeting, that such nominee should serve on the Board following election at the Annual Meeting.

Name	Positions and Offices Held	Director Since	Age
Holger Weis	Chief Executive Officer, Chairman and Director	2020	63
Robert W. Postma	Director	2021	72
Jaime Vieser	Director	2020	56
Michael A. Jerman	Director	2025	42

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

Mr. Weis, our Chief Executive Officer, Chairman and a director, was initially appointed to the Board as a non-employee director in December 2020, prior to his appointment as Chief Executive Officer in July 2025.

Holger Weis Chairman and Director

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

Michael A. Jerman Director

Mr. Jerman has served as a member of our Board since July 2025. Mr. Jerman has served as Managing Partner of Hollywell Partners, a professional accounting and finance consulting firm, since May 2019, and has provided chief financial officer and other services to multiple private equity-backed companies in the energy, SaaS, and manufacturing industries. Prior to his role with Hollywell Partners, he was a Director with PwC in the US and UK and was a Captain with the United States Air Force. He has led global public and private client engagements in the industries of retail and consumer, energy, utilities and mining, and transportation and logistics. Mr. Jerman has significant experience in client equity and debt offerings, business combinations inclusive of public listing and reporting requirements, initial valuations and ongoing goodwill impairment analyses, share-based awards, restructuring, and global taxes, as well as stakeholder management, specifically with board and management presentation experience to include annual and quarterly requirements, fee negotiations, technical accounting and finance discussions, and fraud and non-compliance investigations. Mr. Jerman has specialized in rapid project mobilization and deployment of skilled resources for emergency issues, design, and implementation of small to large scale client requirements and advisory projects. He also serves as a member of the board of directors of Inhibitor Therapeutics, Inc. (OTC:INTI). He is a registered CPA in the state of Florida and has earned an MBA from the University of Oxford.

Our Board believes that Mr. Jerman’ management and industry experience, as well as his financial expertise, qualifies him to serve on the Board.

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

The following table sets forth certain information concerning our executive officers as of April 30, 2026.

Name	Position(s)	Age
Holger Weis	Chief Executive Officer, Chairman and Director	63
Ferdinand Groenewald	Vice President, Finance, Corporate Secretary	41

Holger Weis Chief Executive Officer Chairman and Director	Mr. Weis’s biography is included above under the section titled “Our Board.”
Ferdinand Groenewald Vice President, Finance

Mr. Groenewald was appointed to be our Vice President, Finance in February 2024. From June 5, 2024 through March 15, 2026, he served as Chief Financial Officer of Streamex Corp., a Nasdaq-listed company. From July 2022 through December 2023, Mr. Groenewald, age 40, has served in several capacities at the CFO Squad, which provides outsourced accounting and consulting services. From January 2, 2023 to July 31, 2023, Mr. Groenewald had served as the Chief Accounting Officer of Muscle Maker, Inc., a Nasdaq-listed company. From September 2018 to January 2, 2023, Mr. Groenewald served as the Chief Financial Officer of Muscle Maker, Inc. From January 25, 2018 through July 3, 2018, Mr. Groenewald served as the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer of Muscle Maker, Inc., Muscle Maker Development, LLC and Muscle Maker Corp., LLC. In addition, from October 2017 through July 3, 2018, he served as the controller of Muscle Maker, Inc. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, he served as senior financial reporting accountant of Wrinkle Gardner & Company, a full-service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC, where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa. Mr. Groenewald has served as a member of the Board of Directors of (i) HeartCore Enterprises, Inc., a company listed on the Nasdaq Capital Market, since January 24, 2023; (ii) SYLA Technologies Co., Ltd., a publicly reporting company that is listed on the Nasdaq Capital Market, since December 1, 2023; and (iii) Sushi Ginza Onodera, Inc., a company that has publicly filed a registration statement on Form S-1 in connection with its initial public offering, since July 1, 2024.

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

Board Leadership Structure

On September 22, 2023, the Board appointed Mr. Weis to serve as its Chair. Prior to that, Mr. Weis had served as a member of the compensation committee and member and chair of the audit committee for all of 2023 and 2022.

Director Attendance at Board and Stockholder Meetings

The Board met 17 times during 2025, either in person, by teleconference or videoconference. Each current director attended at least 90% of the aggregate number of meetings of the Board and of the committees on which he or she served which were held during 2025 or the portion thereof that he or she served as a director or committee member.

As provided in our Corporate Governance Guidelines, we encourage attendance at our annual meetings by members of the Board. All of the then-current directors attended our 2025 annual meeting of stockholders either in person or by teleconference.

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

The members of the committees are as follows:

	Audit		Compensation		Corporate Governance and Nominating
Michael A. Jerman (1)	X	*	X
Robert W. Postma	X		X	*	X	*
Jaime Vieser	X		X		X

(1) Mr. Jerman was appointed as the audit committee chairperson in July 2025, prior Mr. Weis served as the audit Chairperson

* Committee Chairperson

Audit Committee

The current members of the audit committee are Mr. Jerman, who serves as the committee’s Chair since his appointment to the board in July 15, 2025, Mr. Postma and Mr. Vieser. Mr Weis served as the committee’s Chair of the audit committee through July 1, 2025 prior to his appointment as the Company’s Chief Executive Officer. As set forth in the audit committee charter, the primary responsibility of the audit committee is to oversee our financial reporting processes and internal control system on behalf of the Board. In that regard, the audit committee is responsible for, among other things, the appointment, compensation, retention and oversight of the work performed by the independent registered public accounting firm employed by us.

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

The audit committee held five meetings during 2025.

Compensation Committee

The current members of the compensation committee are Mr. Vieser, who serves as the committee’s Chair, Mr. Postma and Mr. Jerman. Mr Weis served as the committee member of the compensation committee through July 1, 2025 and was replaced by Mr. Jerman upon his appointment as the Company's Chief Executive Officer. As set forth in the compensation committee charter, the compensation committee reviews our compensation policies and practices and makes recommendations to the Board in connection with all compensation matters affecting our executive officers.

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

Stockholder Communications with Directors

We have established means for stockholders and others to communicate with the Board or individual directors. If a stockholder wishes to address a matter regarding our financial statements, accounting practices or internal controls, the matter should be submitted in writing addressed to the chairperson of the audit committee in care of the Secretary at our principal executive offices at 501 E. Las Olas Blvd., Suite 300, Fort Lauderdale, FL 33301. If the matter relates to our governance practices, business ethics or corporate conduct, it should be submitted in writing addressed to the chairperson of the corporate governance and nominating committee in care of the principal financial officer at our principal executive offices at the address stated above. If a stockholder wishes to address a communication to an individual director, it should be submitted in writing addressed to such individual director in care of the principal financial officer at our principal executive offices at the address stated above. If a stockholder is unsure where to direct a communication, the stockholder may direct it in writing to the chairperson of the audit committee, or to any one of our independent directors, in care of the principal financial officer at our principal executive offices at the address stated above. All of these stockholder communications will be forwarded by the principal financial officer to the addressee.

Code of Ethics and Business Conduct

The Board adopted a Code of Ethics and Business Conduct to be applicable to all officers, directors and employees. The Code of Ethics and Business Conduct is intended to be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. In addition to provisions that are applicable to officers, directors and employees generally, the Code of Ethics and Business Conduct contains provisions that are specifically applicable to our Chief Executive Officer and senior financial officer(s). The Code of Ethics and Business Conduct is available on our website at www.alaunos.com and a copy may be obtained without charge upon written request to our Legal department at our principal executive offices at 501 E. Las Olas Blvd., Suite 300, Fort Lauderdale, FL 33301. Our website and its contents are not incorporated into this proxy statement.

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

Item 11. Executive Compensation

Named Executive Officers

Our named executive officers for 2025 and the positions they held with the company as of April 30, 2026 are:

•
Holger Weis, our Chief Executive Officer;
•
Ferdinand Groenewald, our Vice President, Finance;
•
Melinda Lackey, our former Legal & Administration offiicer and corporate secretary of the Company until July 16, 2025;
•
Curtis Hogue, Jr., our former interim Chief Executive Officer until July 2025; and

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to or earned by our named executive officers.

Name of Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Holger Weis (2)	2025	103,566	-	-	564,200	-	667,766
Chief Executive Officer since July 2025	2024	-	-	-	-	-	-
Dale Curtis Hogue, Jr. (3)	2025	139,744	-	-	3,748	-	143,492
Former Interim Chief Executive Officer as of July 2025	2024	233,974	-	-	59,880	14,490 (4)	308,344
Ferdinand Groenewald (5)	2025	-	-	25,000	11,988	180,000 (6)	216,988
Vice President, Finance	2024	-	-	-	3,087	159,217 (6)	162,304
Melinda Lackey (7)	2025	-	-	-	3,087	249,335 (8)	250,604
Former Legal & Administration, Corporate Secretary	2024	-	-	-	3,087	427,283 (8)	430,370

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

(2) Mr. Weis was appointed as Chief Executive Officer on July 2, 2025.

(3) Mr. Hogue was appointed as interim Chief Executive Officer on January 20, 2024 through July 2, 2025.

(4) Of such amount, $825 represents the dollar value of the reimbursement of cell phone charges by Mr. Hogue during 2024 and the remaining amount represents the amount we reimbursed for Mr. Hogue’s health insurance premiums.

(5) Mr. Groenewald was contracted to act as the VP, Finance on a consulting basis for the Company on February 22, 2024.

(6) This amount reflects the total compensation payments made to Mr. Groenewald in 2025 and 2024.

(7) Ms. Lackey employment was terminated on November 15, 2023, and where upon she was engaged as a consultant. Ms. Lackey continued to served as a consultant to the Company during 2024 through July 16, 2025.

(8) This amount reflects the total payments made to Ms. Lackey pursuant to a consulting agreement during 2025 and 2024.

Narrative to the Summary Compensation Table

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Mr. Hogue was employed as interim CEO in 2024 through July 2, 2025 and has not undergone any salary adjustments related to the same. Mr. Hogue was employed as interim CEO in July 2, 2025 and has not undergone any salary adjustments related to the same.

Name	Title	2025 Base Salary ($)	2024 Base Salary ($)	Percent Increase (%)
Holger Weis.	Chief Executive Officer	$275,000	$-	N/A
Dale Curtis Hogue Jr.	Former Interim Chief Executive Officer	$250,000	$250,000	N/A

Equity Compensation

Our compensation committee believes that long-term equity incentive compensation is a critical component of our executive compensation program that links the interests of our executive officers with those of our stockholders. In 2025 and 2024, equity-based awards for our executive officers were granted in the form of stock options. Stock options align executives’ realizable compensation with the creation of stockholder value and serve as an effective long-term incentive vehicle to retain talent and incentivize performance. Executives only realize value from options if our stock price increases following the grant date.

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

Employment and Change in Control Agreements

We had the following employment agreements in place with our named executive officers in 2025.

Employment Agreement with Mr. Weis

Effective July 2, 2025, the Company entered into an employment agreement with Holger Weis, governing the terms of his employment as the Company’s Chief Executive Officer. Under the employment agreement, Mr. Weis receives an annual base salary of $275,000. In addition, Mr. Weis was granted an option to purchase 130,000 shares of common stock of the Company, with an exercise price of $5.06 per share.

Employment Agreement with Mr. Hogue

On January 20, 2024, the Board appointed Dale Curtis Hogue, Jr. as Interim Chief Executive Officer of the Company. On January 21, 2024, the Company entered into an employment agreement with Mr. Hogue, under which he received an annual base salary of $250,000. In addition, Mr. Hogue was awarded 40,000 shares of common stock of the Company with an exercise price of $18.00. Mr. Hogue’s employment agreement was terminated effective July 2, 2025.

Consulting Agreement with Ms. Lackey

On July 16, 2025, Melinda Lackey notified Alaunos Therapeutics, Inc. that, pursuant to Section 1 of the Consulting Agreement between the parties, she was terminating the agreement effective 30 days from the date of such notice, or August 15, 2025. Concurrently with such notice, Ms. Lackey resigned as the Company’s Legal and Administrative Officer and corporate secretary, effective August 15, 2025. Ms. Lackey’s departure was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or procedures.

Through the effective date of termination, Ms. Lackey continued to provide legal and administrative consulting services to the Company, including assisting in its ongoing exploration of strategic alternatives. The Consulting Agreement provided for compensation at a fixed rate of $400 per hour and reimbursement by the Company for usual and customary expenses incurred by Ms. Lackey in connection with performing services under the agreement.

Consulting Agreement with Mr. Groenewald

We entered into a consulting agreement (the “Groenewald Consulting Agreement”), effective February 22, 2024, with Mr. Groenewald pursuant to which Mr. Groenewald will act as our Vice President, Finance. The Groenewald Consulting Agreement will continue indefinitely until terminated by the Company or Mr. Groenewald upon 30 days prior written notice. The Groenewald Consulting Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Groenewald Consulting Agreement.

Role of our Compensation Committee, Management and Consultant

Compensation Committee

Our compensation committee is responsible for reviewing, evaluating, approving, administering and interpreting our executive compensation and benefits policies, programs and plans, including our equity compensation plans. In particular, with respect to the compensation of our named executive officers, our compensation committee is responsible for reviewing and recommending to the outside, independent and non-employee members of the Board the compensation levels and performance goals relevant to the compensation of these officers, and for evaluating the officers’ performance in light of those goals and objectives. The outside, independent and non-employee members of the Board approved the compensation committee’s recommendations for the 2025 compensation of our named executive officers.

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

The Management Team recommends to the compensation committee for its discussion and ultimately, approval, proposed corporate performance and strategic goals and their relative weighting for the upcoming fiscal year, and provides input on the level of attainment of the prior year’s strategic goals, for purposes of determining awards under the annual performance bonus plan for all our executives, including the Chief Executive Officer. For executives other than the Chief Executive Officer, the compensation committee will consider the individual performance of the executives, as assessed by the Chief Executive Officer, and the compensation recommendations submitted to the compensation committee by the Chief Executive Officer. Our Interim Chief Executive Officer and other members of management generally attend our compensation committee meetings for a portion of the meeting. No executive officer was present for or voted in the compensation committee or the Board’s final determinations regarding the amount of any component of his or her own 2025 compensation package.

Consultant

In June 2025, our compensation committee engaged Pearl Meyer and Partners, LLC. (“Pearl Meyer”) as its independent compensation consultant. Pearl Meyer provided independent market findings to the compensation committee and has provided advice to the compensation committee as to employee director compensation, Chief Executive Officer compensation and non-employee director compensation in 2024. The Company utilized FW Cook in 2023. Pearl Meyer was determined to be free of conflicts of interest and able to operate as an independent compensation advisor. As part of its duties, Pearl Meyer provided the compensation committee with the following services:

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding option awards and restricted stock awards held as of December 31, 2025 by our named executive officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($/Sh) (1)	Option Expiration Date	Shares or Units of Stock That Have Not Vested
Name	Exercisable (#)	Unexercisable (#)			Number (#)	Market Value ($)(2)

Holger Weis	1,000	-	$ 646.50	3/4/2031
	208	-	$ 646.50	3/4/2031
	666	-	$ 123.00	6/22/2032
	666	-	$ 72.00	6/6/2033
	452	-	$ 10.30	6/22/2034
	1,920	-	$ 10.30	6/22/2034
	10,904	-	$ 2.92	6/22/2034
	40,625	89,375	$ 5.02	7/2/2035
	13,676	-	$ 2.32	8/17/2035

Ferdinand Groenewald	469	1,406	$ 2.42	8/13/2034
	2,250	750	$ 1.46	3/28/2035

(1) Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date.

(2) Market values are calculated based on the closing market price of our common stock as reported on the Nasdaq Capital Select Market on December 31, 2025, which was $3.34 per share.

Stockholder Engagement

In 2025, our stockholder engagement included individual investor meetings with stockholders and prospective stockholders. Conversations spanned topics including, but not limited to, clinical development plans and corporate strategy.

We believe that ongoing, appropriate, and transparent communication with our stockholders is critical to our success long-term. We will continue to have a strong stockholder engagement program and communicate with our stockholders and prospective stockholders through our press releases, SEC filings, individual meetings and investor presentations. We believe that all of these communications together enable us to have a meaningful two-way dialogue, where the management team and Board can better listen to and understand stockholder perspectives, answer questions, and provide context to ongoing activities. Over the course of 2025, our stockholders have provided us with valuable feedback and external viewpoints that inform how we think about our business and strategy, and we are committed to continuing this dialogue.

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

Year	Summary Compensation Table Total for PEO: Boyle (1)	Compensation Actually Paid to PEO: Boyle(2)(3)					Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-CEO NEOs(1)(2)(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Income (Loss) (in thousands)
			Summary Compensation Table Total for PEO: Hagen(1)	Compensation Actually Paid to PEO: Hagen (2)(3)	Summary Compensation Table Total for PEO: Cooper(1)	Compensation Actually Paid to PEO: Cooper (2)(3)
2025	$295,5364	$236,545	N/A	N/A	N/A	N/A	$143,118	$439,455	$3.27	$(4,176)
2024	$308,344	$354,483	N/A	N/A	N/A	N/A	$296,337	$446,459	$3.66	$(4,679)
2023	$1,716,946	$1,459,330	N/A	N/A	N/A	N/A	$665,709	$594,363	$ 2.78	$ (35,410)

(1) Mr. Weis serves as our only PEO in July 2, 2025.Mr. Hogue served as our only PEO in 2024 and througl July 2, 2025. Mr. Boyle served as our only PEO in 2023. The Non-PEO NEOs for whom the average compensation is presented in this table for 2025 and 2024 are Ms. Lackey, through July 16, 2025, and Mr. Groenewald and for 2023 are Dr. Deniger and Ms. Lackey.

(2) The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.

(3) Compensation Actually Paid reflects the exclusions and inclusions for the CEO and the Non-CEO NEOs set forth below. Amounts excluded, which are set forth in the “Minus Stock and Option Awards from Summ. Comp. Table” columns below, represent the Stock Awards and Option Awards reported in the Stock Awards and Option Awards columns of the Summary Compensation Table for each applicable year. Amounts added back to determine Compensation Actually Paid are made up of the following components which are set forth in the table below, as applicable: (i) the fair value as of the end of the fiscal year of outstanding and unvested equity awards granted in that year; (ii) the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; (iii) the fair value as of the vesting date of equity awards that were granted and vested in that year; and (iv) the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year. The fair value at the end of the prior year of awards granted in any prior year that failed to meet applicable vesting conditions during the covered year are subtracted, although there were no such awards for the CEO or the Non-CEO NEOs in 2023 or 2024. Equity values are calculated in accordance with ASC Topic 718.

(4) Reflects the cumulative shareholder return over the relevant fiscal year, computed in accordance with SEC rules, assuming an investment of $100 in our common shares at a price per share equal to the closing price of our common stock on the last trading day before the commencement of the applicable fiscal year and the measurement end point of the closing price of our common stock on the last trading day in the applicable fiscal year. For 2025, the closing price of our common stock on December 31, 2025 was $3.23 For 2024, the closing price of our common stock on December 31, 2024 was $1.91. For 2023, the closing price of our common stock on December 31, 2023 was $10.61.

Year	Summary Comp. Table Total for PEO	Minus Stock and Option Awards from Summ. Comp. Table	Plus Year-End Fair Value of Outstanding Unvested Awards Granted During Year	Plus Change in Fair Value of Unvested Awards Granted in Prior Years	Plus Fair Value of Awards Granted and Vested During Year	Plus Change in Fair Value of Prior Years’ Awards Vested During Year	Minus Fair Value of Stock and Option Awards Forfeited During Year	Comp. Actually Paid to PEO
2025 - Holger Weis	$152,044	$(48,478)	$-	$-	$-	$-	$-	$103,566

2025 - Curtis Hogue	$143,492	$(3,748)	$-	$-	$-	$6,765	$-	$132,979
2024 - Curtis Hogue	$308,344	$(11,090)	$-	$-	$-	$56,661	$-	$354,483
2023 – Kevin Boyle	$1,716,946	$(689,580)	$-	$-	$-	$679,749	$(247,749)	$1,459,330

Year	Avg. Summary Comp. Table Total for Other NEOs	Minus Avg. Stock and Option Awards from Summ. Comp. Table	Plus Avg. Year-End Fair Value of Outstanding Unvested Awards Granted During Year	Plus Avg. Change in Fair Value of Unvested Awards Granted in Prior Years	Plus Avg. Fair Value of Awards Granted and Vested During Year	Plus Avg. Change in Fair Value of Prior Years’ Awards Vested During Year	Minus Fair Value of Stock and Option Awards Forfeited During Year	Average Comp. Actually Paid to Other NEOs
2025	$143,118	$(8,333)	—	—	$1,565	$(4,412)	—	$131,938
2024	$296,337	$(3,087)	—	—	$606	$(7,343)	—	$286,513
2023	$665,709	$(62,254)	$87,953	$(66,031)	$10,904	$(19,996)	—	$594,363

DIRECTOR COMPENSATION

Non-Employee Director Compensation

In 2025, each of our non-employee directors was compensated as described below pursuant to our non-employee director compensation policy:

•
an annual cash retainer fee of $40,000 for service on the Board; and
•
additional annual cash retainer fees for board committee service as follows:

	Chair	Member
Audit Committee	$2,500	$10,000
Compensation Committee	5,000	7,500
Corporate Governance and Nominating Committee	5,000	5,000

The chair of our Board also received further annualized cash compensation of $30,000 for 2025. All cash retainers are to be paid on a quarterly basis in arrears to non-employee directors who continue to serve as members of the Board on the last business day of each calendar quarter.

Our board has elected each quarter to receive their cash compensation in stock options and/or common stock of the Company .

In addition, in connection with a director’s initial election to the Board, he or she receives options to purchase 25,600 shares of our common stock on the date of each new non-employee director’s appointment to our Board. One-thirty-sixth of these options shall vest each month on the monthly anniversary of the grant date. Non-employee directors are also entitled to receive options to purchase 12,800 shares of our common stock on an annual basis upon their election at the annual meeting of our stockholders, with the chair of our Board receiving additional options to purchase 6,400 shares of our common stock. One-twelfth of the annual option grant will vest each month on the monthly anniversary of the grant. If a new director is appointed to the Board between annual meetings of our stockholders, they will be entitled to a prorated option grant.

As set forth in its written charter, the compensation committee annually reviews director compensation practices in consultation with our compensation consultant and recommends any changes for adoption by the full Board. As such, the director compensation described above is subject to change at the discretion of the Board.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board by our non-employee directors during the year ended December 31, 2025. We reimburse members of our Board for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards (1) ($)	Total ($)
Holger Weis	$-	$48,478	$-	$48,478
Michael A. Jerman	$-	$38,744	$13,221	$51,965
Jaime Vieser	$-	$-	$84,875	$84,875
Robert J. Hofmeister, Ph.D.	$17,750	$-	$-	$17,750
Robert W. Postma	$-	$-	$79,050	$79,050

(1) The amounts reported in the “Option Awards” and “Stock Awards” columns represent compensation expense recognized (or that will be recognized) for financial statement purposes under ASC Topic 718. In the case of each of our directors, the option award and/or stock award was granted various dates as our board members elected to received their board fees in options and common stock and not cash. For a discussion of the assumptions relating to our valuations of these stock options, please see Note 3 to the financial statements included our Annual Report on Form 10-K for the year ended December 31, 2025. These costs reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 30, 2026 for:

•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of greater than five percent of our outstanding common stock;
•
each of our directors and director nominees;
•
each of our named executive officers named in the “Executive Compensation—Executive Compensation Table” section above; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 2,402,372 shares outstanding as of April 30, 2026. Except as otherwise noted below, the addresses for persons listed in the table is c/o Alaunos Therapeutics, Inc., 501 Las Olas Blvd., Suite 300, Fort Lauderdale, FL 33301.

	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (%)
Name of Beneficial Owner	Shares	%
5% Stockholders:
Robert W. Postma (1)	506,696	18.28%
Price Adrian (2)	189,061	7.87%

Named Executive Officers and Directors:
Ferdinand Groenewald (3)	15,931	*
Robert W. Postma (1)	506,696	18.28%
Holger Weis (4)	87,578	3.55%
Jaime Vieser (5)	127,017	5.18%
Michael A Jerman (6)	3,095	*
All current executive officers and directors as a group (5 persons)	758,276	28.56%

* Represents ownership of less than one percent.

(1) Consists of (i) 79,229 shares of common stock held by Mr. Postma, (ii) 33,333 shares of common stock held by WaterMill Asset Management Corp., where Mr. Postma serves as the principal, (iii) 24 shares of common stock held by the IRA of Mr. Postma’s spouse, (iv) 181,159 and 133,630 shares of common stock issuable upon the conversion of the Series A-1 and Series A-2 Convertible Preferred Stock within 60 days of April 30, 2026 (v) 51,562 shares of common stock issuable upon the declaration of the dividends on the Series A-1 and Series A-2 Convertible Preferred Stock within 60 days of April 30, 2026 and (v) 9,759 and 18,000 shares of common stock issuable upon the exercise of options and warrants exercisable within 60 days of April 30, 2026.

(2) Mr Price, as representive of the Schedule 13D reporting group.

(3) Consists of (i) 10,755 shares of common stock held by Mr. Groenewald and (ii) 5,156 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2026.

(4) Consists of (i) 1,068 shares of common stock held by Mr. Weis, (ii) 127 shares of common stock held by Mr. Weis’ spouse, (iii) 16 shares of common stock held by Mr. Weis’ children, and (iv) 86,367 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2026.

(5) Consists of (i) 43,956 shares of common stock held by Mr. Vieser, (ii) 8,333 shares of common stock held in Brushwood LLC, where Mr. Vieser serves as the manager, (iii) 2,167 shares of common stock held in Uniform Transfer to Minors Act accounts by Mr. Vieser’s children, (iv) 55,679 shares of common stock issuable upon the conversion of the Series A-2 Convertible Preferred Stock within 60 days of April 30, 2026 (v) 5,845 shares of common stock issuable upon the declaration of the dividends on the Series A-2 Convertible Preferred Stock within 60 days of April 30, 2026 and (v) 11,037 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2026.

(6) Consists of (i) 4,183 shares of common stock held by Mr. Jerman and (ii) 5,433 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2026.

Equity Compensation Plans Information

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Our 2012 Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”) are our only equity compensation plans approved by our stockholders. The following table sets forth certain information as of December 31, 2025 with respect to the 2012 Plan and 2020 Plan:

Plan Category	Number of Securities to	Weighted- Average	Number of Securities

	be Issued Upon Exercise of Outstanding Options (A)	Exercise Price of Outstanding Options (B)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	-	$-	—
2020 Equity Incentive Plan	219,982	$23.48	950,429
Total:	219,982	$23.49	950,429

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Cherry Bekaert LLP for the years ended December 31, 2025 and 2024.

Fee Category	2025	2024
Audit Fees (1)	$156,761	$99,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$156,761	$48,950

(1)
Represents fees billed for professional services provided to us in connection with the annual audit of our financial statements and the review of our quarterly condensed financial statements, as well as audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, such as statutory audits, administrative fees and out-of-pocket costs. For 2025, $156,761 of the fees were billed by Cherry Bekaert LLP. For 2024, $99,750 of the fees were billed by Cherry Bekaert LLP of which $48,950 were associated with work paper transition and consents.

Other than as discussed above, we did not incur any fees of RSM US LLP and Cherry Bekaert LLP for audit-related, tax or other services in 2025 or 2024.

All fees described above were pre-approved by the audit committee.

Pre-Approval Policy and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Cherry Bekaert LLP. The policy generally authorizes pre-approval by the audit committee of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

c

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

Consulting Agreement, dated as of February 21, 2024, between the Registrant and Ferdinand Groenewald (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K, SEC File No. 001-33038, filed April 30, 2025)

10.40

Termination of August 14, 2023 Engagement Letter between Cantor Fitzgerald & Co (“Cantor”) and Alaunos Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, SEC File No. 001-33038, filed January 8, 2026)

23.1***	Consent of Independent Registered Public Accounting Firm
19.1****	Insider Trading Policy

97.1***	Alaunos Therapeutics, Inc. Clawback Policy
101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this document.

#	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAUNOS THERAPEUTICS, INC.

Date: April 30, 2026	By:	/s/ Holger Weis
Holger Weis
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: April 30, 2026	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Holger Weis
Holger Weis	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	April 30, 2026
/s/ Ferdinand Groenewald
Ferdinand Groenewald	Vice President, Finance (Principal Accounting Officer)	April 30, 2026
/s/ Robert W. Postma
Robert W. Postma	Director	April 30, 2026
/s/ Jaime Vieser
Jaime Vieser	Director	April 30, 2026
/s/ Micheal A. Jerman
Michael A. Jerman	Director	April 30, 2026