Form 10-Q
period 2026-03-31
Alaunos Therapeutics, Inc.
filed 2026-05-15
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026 the number of outstanding shares of the registrant's common stock, $0.001 par value, was 2,4422,146 shares.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, levels of activity or performance of achievements to differ materially from current expectations include, among other things, those described in our Annual Report on Form 10-Q under Part I, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 31, 2026 and as amended by Amendment No. 1 filed with the SEC on April 30, 2026. Some of the more significant risks include the following:

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
•
Our cash resources are limited. As of March 31, 2026, we had approximately $0.35 million of cash and cash equivalents. At our current rate of spending, we expect our cash to be sufficient to fund operations only into the second quarter of 2026.
•
On April 9, 2026, we received a notice from Nasdaq that we are not in compliance with the minimum stockholders’ equity requirement ($2.5 million) under Nasdaq Listing Rule 5550(b)(1). There can be no assurance that our compliance plan will be accepted or that we will regain compliance within any extension period granted by Nasdaq. Delisting could materially adversely affect our stock price, liquidity, and ability to raise capital.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS:
Current assets:
Cash and cash equivalents	$354	$1,385
Receivables	—	3
Prepaid expenses and other current assets, current	616	600
Total current assets	970	1,988
Property and equipment, net	82	91
Prepaid expenses and other assets, non current	831	887
Total assets	$1,883	$2,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$400	$613
Accrued expenses	195	200
Total current liabilities	595	813
Total liabilities	$595	$813
Commitments and contingencies (Note 4)
Stockholders' equity
Series A-1 preferred stock $0.001 par value; 1,000 shares authorized, 500 and 0 shares issued and outstanding at March 31, 2026 and at December 31, 2025, respectively	-	-
Series A-2 preferred stock $0.001 par value; 1,000 shares authorized, 850 and 0 shares issued and outstanding at March 31, 2026 and at December 31, 2025, respectively	-	-
Common stock $0.001 par value; 50,000,000 shares authorized, 2,378,383 and 2,349,480 shares issued and outstanding at March 31, 2026 and at December 31, 2025, respectively	2	2
Additional paid-in capital	926,914	926,773
Accumulated deficit	(925,628)	(924,622)
Total stockholders' equity	1,288	2,153
Total liabilities and stockholders' equity	$1,883	$2,966

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025

Revenue	$—	$2
Operating expenses:
Research and development	427	347
General and administrative	585	747
Total operating expenses	1,012	1,094
Loss from operations	(1,012)	(1,092)
Other income, net	6	19
Net loss	$(1,006)	$(1,073)
Basic and diluted net loss per share	$(0.59)	$(0.67)
Weighted average common shares outstanding, basic and diluted	1,948,357	1,601,252

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended March 31, 2026

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	2,349,480	$2	500	$—	850	$—	$926,773	$(924,622)	$2,153
Stock-based compensation	—	—	—	—	—	—	56	—	56
Shares issued as consideration for board service fees	16,867	—	—	—	—	—	48	—	48
Shares issued as consideration for services	12,036	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	(1,006)	(1,006)
Balance at March 31, 2026	2,378,383	$2	500	$-	850	$-	$926,914	$(925,628)	$1,288

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	1,601,252	$2	$922,507	$(920,446)	$2,063
Stock-based compensation	—	—	68	—	68
Net loss	—	—	—	(1,073)	(1,073)
Balance at March 31, 2025	1,601,252	$2	$922,575	$(921,519)	$1,058

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,006)	$(1,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	—
Common stock issued for services rendered	85	—
Stock-based compensation	56	68
Changes in operating assets and liabilities:
Receivables	3	3
Prepaid expenses and other current assets	40	(140)
Accounts payable	(212)	315
Accrued expenses	(5)	55
Net cash flows from operating activities	(1,031)	(772)
Net decrease in cash, cash equivalents	(1,031)	(772)
Cash and cash equivalents, beginning of period	1,385	1,091
Cash and cash equivalents, end of period	$354	$319

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

As of March 31, 2026, there were 2,378,383 shares of common stock outstanding, 500 Series A-1 shares of preferred stock outstanding, 850 Series A-2 shares of preferred stock outstanding and an additional 327,098 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. The Company also has 955,333 shares available for issuance under its 2020 Equity Incentive Plan.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Liquidity and Going Concern

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of March 31, 2026, the Company had approximately $0.35 million of cash and cash equivalents. The Company’s accumulated deficit at March 31, 2026 was approximately $925.6 million. Given its current development plans and cash management efforts, the Company anticipates cash resources will be sufficient to fund operations into the second quarter of 2026. The Company’s ability to continue operations after its current cash resources are exhausted depends on future events including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026 and as amended by Amendment No. 1 filed with the SEC on April 30, 2026. (collectively, the “2025 Annual Report”)

The results disclosed in the statements of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year 2026.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Nasdaq Stockholders' Equity Deficiency Notice

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

On April 9, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that the Company’s stockholders equity, as reported in its 2025 Annual Report, did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholder equity be at least $2.5 million. In its 2025 Form 10-K, the Company reported stockholders’ equity of $2.2 million, and, as a result, does not currently satisfy Nasdaq Listing Rule 5550(b)(1).

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1).

In the event that the Company’s plan is not accepted, or that the plan is granted by the staff at Nasdaq but the Company is unable to regain compliance, the Company would have the right to request a hearing before an independent Nasdaq hearings panel. The request for a hearing would result in a stay of any suspension or delisting action pending the conclusion of the hearing process.

2.
Summary of Significant Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently certain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Management believes that clinical trial expenses and other research and development expenses, collaboration agreements, fair value measurements of share based arrangements, and income taxes are its most critical accounting estimates. Our accounting policies are discussed in detail in Note 2 – Summary of Significant Accounting Policies in the audited financial statements included in the Company’s 2025 Annual Report. There have been no material changes in those policies since the filing of the 2025 Annual Report.

3.
Net earnings per share

Basic earnings per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding options and warrants, using the treasury stock method, unless the effect on net earnings per share is antidilutive. The following have been excluded from the calculation of dilutive earnings per share, as the effect was antidilutive:

	March 31,
	2026	2025
Common stock options	220,646	45,237
Warrants	106,452	26,555
Series A-1 Preferred Stock	181,159	-
Series A-2 Preferred Stock	189,309	-
	697,566	71,792

The following table show the net loss attributable to common shareholders after including undeclared cumulative preferred dividend used to calculate the basic and diluted earnings per share, as shown on the statement of operations (See Note 5. Equity - Series A-1 and A-2 Preferred Stock Cumulative Dividends):

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(1,006)	$(1,073)
Cumulative preferred dividends	(149)	-
Net loss attributable to common stockholders	$(1,155)	$(1,073)

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.
Commitments and Contingencies

License Agreements

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

During the reporting period, the Company continued to engage with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) to wind down the TCR trials. The parties completed the final reconciliation of amounts due under the related R&D agreements, and the Company received the final invoice during the second quarter of 2025. Amounts due to MD Anderson and recorded in accounts payable were $57 and $143 as of March 31, 2026 and December 31, 2025, respectively.

On November 4, 2025, the Office of the Attorney General of Texas, on behalf of MD Anderson, issued a demand for payment. On December 17, 2025, the Company entered into a Settlement and Release Agreement with MD Anderson to resolve the matter. Pursuant to the agreement, the Company agreed to pay $285 in six installments through May 30, 2026, in full satisfaction of the outstanding invoices. The agreement also provides for mutual general releases, subject to customary exceptions, including for breach of the settlement agreement and certain ongoing matters such as Protocol 2006-0676.

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

Under the terms of the agreement, the Company may be required to make payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive low single digit royalties on net sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three months ended March 31, 2026 and 2025, the Company did not incur any milestone expenses or royalty expenses under this agreement.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2026 and 2025, the Company earned collaboration revenue of $0 and $2 thousand, respectively under this agreement.

Insurance Contract

During three months ended March 31, 2026, the Company entered into an insurance arrangement covering certain risks, for which the premium had been fully prepaid, with coverage effective over a six-year period. Accordingly, the Company began amortizing the prepaid expense related to the contract. The Company has classified the prepaid contract between its current portion and long term-portion. As of March 31, 2026, $388 is included in prepaid expenses and other current assets and $831 is included in prepaid expense and other non-current assets in the accompanying condensed consolidated balance sheet.

5.
Equity

Director Compensation

On January 12, 2026, members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their fourth quarter 2025 board service fees. The total deferred board service fees amounted to $48. In exchange for these deferred fees, the Company issued 16,867 shares of common stock, each with a par value of $0.001.

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of March 31, 2026, undeclared cumulative dividends totaled $82 for Series A-1 and $67 for Series A-2.

6.
Stock-Based Compensation

The following table presents share-based compensation expense on all employee and non-employee awards included in the accompanying condensed statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$3	$2
General and administrative	138	66
Stock-based compensation expense	$141	$68

The grant date fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

For the Three Months Ended March 31,
2025
Risk-free interest rate	4.05%
Expected life in years	6.06
Expected volatility	113.26%
Expected dividend yield	—%

2.

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2026 was as follows:

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	222,485	$23.98	9.04	$31
Cancelled	(1,837)	85.50
Outstanding, March 31, 2026	220,646	$23.80	8.86	$19
Options exercisable, March 31, 2026	122,286	$37.97	8.51	$19
Options available for future grant, March 31, 2026	955,333

At March 31, 2026, total unrecognized compensation costs related to unvested stock options outstanding amounted to $492 and is expected to be recognized over a weighted-average period of 2.55 years.

7.
Warrants

The following is a summary of the Company's warrant activity for the three months ended March 31, 2026:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2025	106,452	$9.63	3.73
Outstanding, March 31, 2026	106,452	$9.63	3.48

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

9.
Subsequent Events

On April 9, 2026, the Company received a notice from the Listing Qualifications staff of Nasdaq that it does not meet the minimum stockholders’ equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1). The Company has 45 calendar days from the date of the notice to submit a plan to regain compliance.

On April 29, 2026, members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their first quarter 2026 board service fees. The total deferred board service fees amounted to $48. In exchange for these deferred fees, the Company issued 18,821 shares of common stock, each with a par value of $0.001.

On May 13, 2026, the Company issued an aggregate of 16,869 shares of common stock, par value $0.001 per share, to various consultants for services rendered, with an aggregate fair value of approximately $43.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026, or the Annual Report.

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

Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those risks identified under Part II, Item 1A. Risk Factors of our 2025 Annual Report.

Overview

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the three months ended March 31, 2026, we had a net loss of $1.0 million, and as of March 31, 2026, we have incurred approximately $925.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future as we advance our internally developed preclinical small-molecule oral Obesity and Metabolic Disorders Program.

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

Recent Developments

Recent preclinical data demonstrated that ALN1003 produced coordinated metabolic effects across multiple biological pathways relevant to metabolic syndrome, including insulin resistance, adipose tissue dysfunction, and liver steatosis, in non-GLP diet-induced obesity (DIO) mouse models. The findings support continued development of ALN1003 as a potential therapy for metabolic syndrome and related conditions, including obesity, metabolic dysfunction-associated steatotic liver disease (MASLD, a type of fatty liver disease) and insulin resistance.

Metabolic syndrome is increasingly understood not as a collection of independent risk factors, but as a multi-organ, adiposity-associated disease state characterized by insulin resistance, dysfunctional adipose tissue, chronic low-grade inflammation, and hepatic lipid accumulation. Emerging research suggests that the biological quality and endocrine function of adipose tissue, rather than fat mass alone, plays a central role in disease progression. Within this framework, the preclinical profile of ALN1003 is notable in that it appears to engage several of these interconnected systems simultaneously.

In the longer-duration 48-day DIO model, ALN1003 was associated with significantly lower fasting insulin and significantly lower Homeostasis Model Assessment of Insulin Resistance (HOMA-IR), a calculated index derived from fasting glucose and insulin. ALN1003-treated animals had significantly lower HOMA-IR scores compared with controls after adjustment for percentage body fat in a standard ANCOVA analysis (p=0.0006) with the same conclusion confirmed using heteroscedasticity-robust HC3 standard errors sensitivity analysis (p=0.0014). ALN1003 was also associated with numerically lower leptin, significantly higher adiponectin, and a significantly higher adiponectin-to-leptin ratio. Together, these findings are consistent with improved insulin-resistance-related biomarkers and favorable adipose endocrine signaling in this preclinical model.

Liver histology findings provided additional supportive evidence relevant to the liver component of metabolic syndrome. In a blinded pathology review of selected liver samples from the 48-day and 18-day DIO studies, H&E-stained (hematoxylin and eosin stain) whole-slide images were evaluated for steatosis, lobular inflammation, ballooning degeneration, and NAS components, while Masson’s trichrome-stained sections were used to assess fibrosis. In evaluable samples, ALN1003-treated animals showed qualitative findings consistent with lower hepatic steatosis relative to controls, along with lower mean NAS scores. Control samples evaluated in the selected pathology set had NAS scores of 5, consistent with more active steatotic liver disease-like histology, while ALN1003-treated samples had lower mean NAS scores of 2.7 and 1.3 in the 48-day and 18-day studies, respectively. These limited pilot pathology findings do not establish MASLD resolution, fibrosis reversal, inflammation improvement, or clinical efficacy, but are consistent with a qualitative anti-steatotic effect in this preclinical model.

Taken together, these findings suggest that ALN1003 may influence multiple components of metabolic syndrome biology in DIO mouse models, including insulin-resistance-related biomarkers, adipose endocrine signaling, and hepatic lipid accumulation. This multi-axis preclinical profile may be relevant to a therapeutic landscape increasingly focused on metabolic health beyond body weight alone, including liver health, cardiometabolic risk, and preservation of lean mass.

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

Development Roadmap

The findings from the Company’s recent non-GLP diet-induced obesity mouse studies support the Company’s plan to conduct additional preclinical studies and CMC activities for ALN1003. These planned activities are intended to further characterize ALN1003’s pharmacology, evaluate exposure-response relationships, optimize formulation approaches, and support future development planning.

The Company has completed initial non-GLP, single-dose pharmacokinetic studies in large animals. Based on this preliminary data, the Company believes the observed pharmacokinetic profile is consistent with further evaluation of a twice-daily (BID) dosing schedule. Additional studies are required to confirm dose, formulation, exposure, safety, and pharmacodynamic relationships.

The Company is also planning additional studies to further characterize ALN1003’s mechanism of action and its effects on metabolic pathways relevant to insulin resistance, adipose endocrine signaling, and hepatic lipid accumulation.

In parallel, the Company has initiated small-scale manufacturing activities intended to evaluate and refine production processes for ALN1003. Following completion and assessment of these activities, the Company may pursue a larger-scale production run using the refined process, subject to available capital, technical feasibility, and development priorities.

The Company has also initiated a computational chemistry program to design, synthesize, and test ALN1003 analogs or related compounds. The objective of this program is to identify potential next-generation compounds and strengthen the Company’s intellectual property position. The Company has synthesized its first next-generation compounds under this program and plans to evaluate additional compounds as resources permit.

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

Nasdaq Shareholders Equity Deficiency Notice

On April 9, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that the Company’s stockholders equity, as reported in its 2025 Annual Report, did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholder equity be at least $2.5 million. In its 2025 Form 10-K, the Company reported stockholders’ equity of $2.1 million, and, as a result, does not currently satisfy Nasdaq Listing Rule 5550(b)(1).

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1).

In the event that the Company’s plan is not accepted, or that the plan is granted by the staff at Nasdaq but the Company is unable to regain compliance, the Company would have the right to request a hearing before an independent Nasdaq hearings panel. The request for a hearing would result in a stay of any suspension or delisting action pending the conclusion of the hearing process.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Royalty Revenue

Royalty revenue during the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025	Change
($ in thousands)
Revenue	$—	$2	$(2)	(100)%

Research and Development Expenses

Research and development expenses during the three months ended December 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025	Change
($ in thousands)
Research and development expenses	$427	$347	$80	23%

Research and development expenses for the three months ended March 31, 2026 increased by $80 when compared to the three months ended March 31, 2025, primarily due to an increase in stock based compensation, salary expense and consulting fees incurred in pursuit of our obesity and metabolic disorder program.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025	Change
($ in thousands)
General and administrative expenses	$585	$747	$(162)	(22)%

General and administrative expenses for the three months ended March 31, 2026 decreased by $162 as compared to the three months ended March 31, 2025, primarily due to a decrease in salary expense, insurance costs, filing fees, bank fees and travel costs due to our downsized operations.

Other Income

Other income during the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025	Change
($ in thousands)
Other income, net	6	19	(13)	(68)%

Other income, net, for the three months ended March 31, 2026 decreased by $13 as compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. We have operated at a loss since inception in 2003 and have no significant recurring revenue from operations. We anticipate that losses will continue for the foreseeable future. As of March 31, 2026, our accumulated deficit was approximately $925.6 million. Our working capital as of March 31, 2026 was $0.375 million, consisting of $0.97 million in current assets and $0.595 million in current liabilities. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

To date, we have financed our operations primarily through public offerings and private placements of equity securities (including common stock, pre-funded warrants, and Series A-1 and Series A-2 Convertible Preferred Stock), as well as limited historical collaborations.

As of March 31, 2026, we had approximately $0.35 million of cash and cash equivalents. Our current monthly cash burn rate is approximately $0.34 million. At this rate we anticipate that our existing cash resources will be sufficient to fund operations into the second quarter of 2026. This estimate excludes any potential costs related to strategic transactions, unexpected legacy wind-down activities, unforeseen liabilities, or acceleration of our obesity and metabolic disorders program.

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

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of March 31, 2026, undeclared cumulative dividends totaled $39 for Series A-1 and $67 for Series A-2.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
($ in thousands)
Net cash flows from:
Operating activities	$(1,031)	$(772)
Net increase (decrease) in cash and cash equivalents	$(1,031)	$(772)

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

Net cash flows used in operating activities for the three months ended March 31, 2026 was $1.03 million, as compared to net cash used in operating activities of $0.77 million for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily related to increase in our net loss, offset by an increase in timing of accounts payable and accrued expenses.

Capital Resources

Operating Leases

As of March 31, 2026, we have no lease commitments, other than a short-term lease.

Royalty and License Fees

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three months ended March 31, 2026 and 2025, the Company earned $0 and $2, respectively, in royalty revenues on net sales under the Solasia License and Collaboration Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of March 31, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces significant and evolving risks, many of which are described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, as amended by Amendment No. 1 filed on April 30, 2026.

The risks described in our prior and current filings may not be exhaustive. Additional risks of which we are currently unaware, or that we presently deem immaterial, may also emerge or intensify and materially impair our business, financial condition, results of operations, cash flows, or prospects. If any of the events or circumstances described in these risk factors occur our operations may be curtailed, our strategic process may fail, and we may be forced to pursue dissolution or bankruptcy, resulting in a total loss of your investment. Investors and prospective investors must carefully consider the risks detailed in our Annual Report, Quarterly Reports, and this Form 10-Q, along with the “Forward-Looking Statements” section and all other information herein, before making any investment decision.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

On January 12, 2026, members of the Board of Directors of the Company elected to receive compensation in equity rather than in cash for their fourth quarter 2025 board service fees. The total deferred board service fees amounted to $48. In exchange for these deferred fees, the Company issued 16,867 shares of common stock, each with a par value of $0.001.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Holger Weis
Holger Weis
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: May 15, 2026

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: May 15, 2026