Form 10-Q
period 2026-06-30
Alaunos Therapeutics, Inc.
filed 2026-08-14
CIK 1107421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026 the number of outstanding shares of the registrant's common stock, $0.001 par value, was 2,540,480 shares.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, levels of activity or performance of achievements to differ materially from current expectations include, among other things, those described in our Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
•
Our cash resources are limited. As of June 30, 2026, we had approximately $0.12 million of cash and cash equivalents. At our current rate of spending, we expect our cash to be sufficient to fund operations only into the third quarter of 2026.
•
Our ability to remain listed on the Nasdaq Capital Market, including compliance with the minimum stockholders’ equity requirement of $2.5 million and the minimum bid price requirement of $1.00 per share; the potential implementation and effect of Nasdaq’s new $5.0 million minimum Market Value of Listed Securities continued listing requirement, which is currently stayed pending SEC review; and the timing, application and potential suspension or delisting consequences of any future effectiveness of that requirement.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

Alaunos Therapeutics, Inc.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS:
Current assets:
Cash and cash equivalents	$124	$1,385
Receivables	—	3
Prepaid expenses and other current assets, current	542	600
Total current assets	666	1,988
Property and equipment, net	74	91
Prepaid expenses and other assets, non current	776	887
Total assets	$1,516	$2,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$732	$613
Accrued expenses	132	200
Total current liabilities	864	813
Total liabilities	$864	$813
Commitments and contingencies (Note 4)
Stockholders' equity
Series A-1 preferred stock $0.001 par value; 1,000 shares authorized, 500 shares issued and outstanding at June 30, 2026 and at December 31, 2025, respectively	-	-
Series A-2 preferred stock $0.001 par value; 1,000 shares authorized, 850 shares issued and outstanding at June 30, 2026 and at December 31, 2025, respectively	-	-
Common stock $0.001 par value; 50,000,000 shares authorized, 2,486,140 and 2,349,480 shares issued and outstanding at June 30, 2026 and at December 31, 2025, respectively	2	2
Additional paid-in capital	927,230	926,773
Accumulated deficit	(926,580)	(924,622)
Total stockholders' equity	652	2,153
Total liabilities and stockholders' equity	$1,516	$2,966

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$2
Operating expenses:
Research and development	388	185	814	531
General and administrative	564	854	1,150	1,603
Total operating expenses	952	1,039	1,964	2,134
Loss from operations	(952)	(1,039)	(1,964)	(2,132)
Other income (expense):
Change in fair value of warrant liability	—	(31)	—	(31)
Other income (expense), net	—	19	6	39
Other income (expense), net	—	(12)	6	8
Net loss	$(952)	$(1,051)	$(1,958)	$(2,124)
Basic and diluted net loss per share	$(0.41)	$(0.63)	$(0.85)	$(1.30)
Weighted average common shares outstanding, basic and diluted	2,431,695	1,676,345	2,397,404	1,639,123

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2026

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	2,378,383	$2	500	$—	850	$—	$926,914	$(925,628)	$1,288
Stock-based compensation	—	—	—	—	—	—	56	—	56
Shares issued as consideration for board service fees, consulting services and salary	77,159	—	—	—	—	—	190	—	190
Equity line of credit draw	30,598	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	—	(952)	(952)
Balance at June 30, 2026	2,486,140	$2	500	$-	850	$-	$927,230	$(926,580)	$652

For the Six Months Ended June 30, 2026

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	2,349,480	$2	500	$—	850	$—	$926,773	$(924,622)	$2,153
Stock-based compensation	—	—	—	—	—	—	113	—	113
Shares issued as consideration for board service fees,consilting services and salary	106,062	—	—	—	—	—	275	—	275
Equity line of credit draw	30,598	—	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	—	—	(1,958)	(1,958)
Balance at June 30, 2026	2,486,140	$2	500	$-	850	$-	$927,230	$(926,580)	$652

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share data)

For the Three Months Ended June 30, 2025

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,601,252	$2	—	$—	—	$—	$922,575	$(921,519)	$1,058
Stock-based compensation	—	—	—	—	—	—	72	—	72
Shares issued as consideration for board service fees	38,269	—	—	—	—	—	112	—	112
Sale of Series A-1 preferred stock	—	—	500	—	—	—	500	—	500
Issuance of common stock in registered direct offering, net of offering cost	338,725	—	—	—	—	—	998	—	998
Issuance of prefunded warrants in registered direct offering	—	—	—	—	—	—	913	—	913
Reclassification of Warrant Liability to equity	—	—	—	—	—	—	209	—	209
Exercise of prefunded warrants	96,500	—	—	—	—	—	—	—	0
Sale of Series A-2 preferred stock	—	—	—	—	850	—	850	—	850
Net loss	—	—	—	—	—	—	—	(1,051)	(1,051)
Balance at June 30, 2025	2,074,746	$2	500	$-	850	$-	$926,229	$(922,570)	$3,661

For the Six Months Ended June 30, 2025

	Common Stock		Series A-1 Preferred Stock		Series A-2 Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,601,252	$2	—	$—	—	$—	$922,575	$(921,519)	$1,058
Stock-based compensation	—	—	—	—	—	—	72	—	72
Shares issued as consideration for board service fees	38,269	—	—	—	—	—	112	—	112
Sale of Series A-1 preferred stock	—	—	500	—	—	—	500	—	500
Issuance of common stock in registered direct offering, net of offering cost	338,725	—	—	—	—	—	998	—	998
Issuance of prefunded warrants in registered direct offering	—	—	—	—	—	—	913	—	913
Reclassification of Warrant Liability to equity	—	—	—	—	—	—	209	—	209
Exercise of prefunded warrants	96,500	—	—	—	—	—	—	—	0
Sale of Series A-2 preferred stock	—	—	—	—	850	—	850	—	850
Net loss	—	—	—	—	—	—	—	(1,051)	(1,051)
Balance at June 30, 2025	2,074,746	$2	500	$-	850	$-	$926,229	$(922,570)	$3,661

The accompanying notes are an integral part of these condensed financial statements.

Alaunos Therapeutics, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,958)	$(2,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	—
Change in fair value of warrant liability	—	31
Common stock issued for consulting services rendered, including board fees and salary	275	—
Stock-based compensation	113	252
Changes in operating assets and liabilities:
Receivables	3	3
Prepaid expenses and other current assets	169	(18)
Accounts payable	118	293
Accrued expenses	(68)	90
Net cash flows from operating activities	(1,331)	(1,473)
Cash flows from financing activities:
Proceeds from the issuance of common stock and pre funded warrants, net of offering costs	—	1,911
Proceeds from sale of Series A-1 preferred stock	—	500
Proceeds from sale of Series A-2 preferred stock	—	850
Proceeds from equity line of credit, net of cost	70	—
Net cash flows from financing activities	70	3,261
Net increase (decrease) in cash, cash equivalents	(1,261)	1,788
Cash and cash equivalents, beginning of period	1,385	1,091
Cash and cash equivalents, end of period	$124	$2,879

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

As of June 30, 2026, there were 2,486,140 shares of common stock outstanding, 500 Series A-1 shares of preferred stock outstanding, 850 Series A-2 shares of preferred stock outstanding and an additional 327,098 shares of common stock reserved for issuance pursuant to outstanding stock options and warrants. The Company also has 601,774 shares available for issuance under its 2020 Equity Incentive Plan.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Liquidity and Going Concern

The Company has operated at a loss since its inception in 2003 and has no recurring revenue from operations. The Company anticipates that losses will continue for the foreseeable future. As of June 30, 2026, the Company had approximately $0.12 million of cash and cash equivalents. The Company’s accumulated deficit at June 30, 2026 was approximately $926.6 million.  The Company’s ability to continue operations after its current cash resources are exhausted depends on future events including its ability to obtain additional financing or to achieve profitable results, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026 and as amended by Amendment No. 1 filed with the SEC on April 30, 2026. (collectively, the “2025 Annual Report”)

The results disclosed in the condensed statements of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year 2026.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Nasdaq Stockholders' Equity Deficiency Notice

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

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). The Company has submitted its plan to regain compliance and is actively working with Nasdaq as it reviews and responds to the Company’s plan.

In the event that the Company’s plan is not accepted, or that the plan is granted by the staff at Nasdaq but the Company is unable to regain compliance, the Company would have the right to request a hearing before an independent Nasdaq hearings panel. The request for a hearing would result in a stay of any suspension or delisting action pending the conclusion of the hearing process. See Part II, Item 1A. “Risk Factors” for additional information regarding risks associated with the Company’s continued listing on Nasdaq.

Nasdaq Minimum Market Value Requirement

On July 22, 2026, the SEC’s Division of Trading and Markets, acting pursuant to delegated authority, approved a Nasdaq rule change that would require companies listed on the Nasdaq Capital Market to maintain a market value of listed securities (“MVLS”) of at least $5.0 million. Under the approved rule, a company whose MVLS remains below $5.0 million for 30 consecutive business days would be subject to an immediate staff delisting determination without an automatic compliance period. On July 29, 2026, following the filing of notices of intention to petition for review, the SEC automatically stayed the approval order pending further Commission action. As of the date these condensed financial statements were issued, the stay remained in effect. The Company cannot predict the timing or outcome of the SEC’s review, whether or when the rule will become operative, or the implementation and measurement procedures that may apply if the stay is lifted.

2.
Summary of Significant Accounting Policies

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Management believes that clinical trial expenses and other research and development expenses, collaboration agreements, fair value measurements of share based arrangements, and income taxes are its most critical accounting estimates. Our accounting policies are discussed in detail in Note 2 – Summary of Significant Accounting Policies in the audited financial statements included in the Company’s 2025 Annual Report. There have been no material changes in those policies since the filing of the 2025 Annual Report.

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

	June 30,
	2026	2025
Common stock options	220,646	55,455
Warrants	106,452	281,626
Series A-1 Preferred Stock	208,127	-
Series A-2 Preferred Stock	213,175	-
	748,400	337,081

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table show the net loss attributable to common shareholders after including undeclared cumulative preferred dividends used to calculate the basic and diluted earnings per share, as shown on the statement of operations (See Note 5. Equity - Series A-1 and A-2 Preferred Stock Cumulative Dividends):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(952)	$(1,051)	$(1,958)	$(2,124)
Preferred dividends	(36)	(13)	(71)	(13)
Net loss attributable to common stockholders	$(988)	$(1,064)	$(2,029)	$(2,137)

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

During the reporting period, the Company continued to engage with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) to wind down the TCR trials. The parties completed the final reconciliation of amounts due under the related R&D agreements, and the Company received the final invoice during the second quarter of 2025. Amounts due to MD Anderson and recorded in accounts payable were $0 and $143 as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, the Company had paid the aggregate settlement amount of $285, all required installments had been satisfied, and no amounts remained outstanding to MD Anderson under the settlement agreement.

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

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.

Under the terms of the agreement, the Company may be required to make payments to the Licensors upon achievement of certain milestones in varying amounts which, on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive low single digit royalties on net sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any milestone expenses or royalty expenses under this agreement.

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

During the three and six months ended June 30, 2026, the Company earned no collaboration revenue under this agreement. During the three and six months ended June 30, 2025, the Company earned collaboration revenue of $0 and $2, respectively under this agreement.

Insurance Contract

During 2023, the Company entered into an insurance arrangement covering certain risks, for which the premium had been fully prepaid, with coverage effective over a six-year period. Accordingly, the Company began amortizing the prepaid expense related to the contract. The Company has classified the prepaid contract between its current portion and long term-portion. As of June 30, 2026, $222 is included in prepaid expenses and other current assets and $776 is included in prepaid expense and other non-current assets in the accompanying condensed consolidated balance sheet.

5.
Equity

Equity Incentive Plan and Share Registration

On July 6, 2026, the Company registered an additional 1,000,000 shares of common stock for issuance under the Alaunos Therapeutics, Inc. 2020 Equity Incentive Plan by filing a Registration Statement on Form S-8. The increase in shares available for issuance under the plan from 130,745 shares to 1,130,745 shares was previously approved by the Company’s stockholders on July 3, 2025.

Shares issued for Services

During the six months ended June 30, 2026, the Company issued an aggregate of 106,532 shares of its common stock, par value $0.001 per share, to members of the board of directors, an employee and consultants in lieu of cash consideration for services rendered. The aggregate fair value of the shares issued was approximately $273.

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of June 30, 2026, undeclared cumulative dividends totaled $64 for Series A-1 and $89 for Series A-2.

Equity Line of Credit

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

In May 2025, the Company entered into an equity purchase agreement with Mast Hill Fund, L.P. establishing an equity line of credit (the “Equity Line of Credit”), pursuant to which the Company has the right, but not the obligation, to sell up to $25.0 million of shares of its common stock over a period of up to 24 months, subject to certain conditions and limitations. The purchase price for shares sold under the Equity Line of Credit is generally based on 97% of the applicable volume-weighted average price of the Company’s common stock, subject to the terms, volume limitations, minimum pricing provisions and beneficial ownership limitations set forth in the underlying equity purchase agreement.

During the three and six months ended June 30, 2026, the Company sold an aggregate of 30,598 shares of common stock under the Equity Line of Credit for gross proceeds of approximately $74. The Company incurred approximately $4 of transaction costs and fees associated with these sales, resulting in net cash proceeds of approximately $70. All sales under the Equity Line of Credit during the six months ended June 30, 2026 occurred during the three months ended June 30, 2026.

Transaction costs directly attributable to the issuance of the shares were recorded as a reduction of additional paid-in capital. In addition, a proportionate amount of previously deferred issuance costs associated with the Equity Line of Credit was recognized as a reduction of the proceeds from the shares issued under the facility.

6.
Stock-Based Compensation

The following table presents share-based compensation expense on all employee and non-employee awards included in the accompanying condensed statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$106	$(1)	$142	$1
General and administrative	140	185	246	251
Stock-based compensation expense	$246	$184	$388	$252

The grant date fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three and Six Months Ended June,
	2025
Risk-free interest rate	4.15%	4.05-4.15%
Expected life in years	5.04	5.04-6.06
Expected volatility	125.11%	113.26-125.11%
Expected dividend yield	—%	—%

2.

Stock option activity under the Company’s stock option plans for the six months ended June 30, 2026 was as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	222,485	$23.98	9.04	$31
Cancelled	(1,837)	85.50
Outstanding, June 30, 2026	220,646	$22.90	8.63	$9
Options exercisable, June 30, 2026	127,468	$36.62	8.37	$3
Options available for future grant, June 30, 2026	601,774

At June 30, 2026, total unrecognized compensation costs related to unvested stock options outstanding amounted to $323 and is expected to be recognized over a weighted-average period of 2 years.

7.
Warrants

Alaunos Therapeutics, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following is a summary of the Company's warrant activity for the six months ended June 30, 2026:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)
Outstanding, December 31, 2025	106,452	$9.63	3.73
Outstanding, June 30, 2026	106,452	$9.63	3.23

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

9.
Subsequent Events

Subsequent to June 30, 2026, the Company issued an aggregate of 54,340 shares of its common stock, par value $0.001 per share, to members of the Board of Directors, consultants and an employee in consideration for board service fees, services rendered and salary compensation, respectively, with an aggregate fair value of approximately $105.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026, as amended on April 30, 2026, or the Annual Report.

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

Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those risks identified under Part I, Item 1A. Risk Factors of our 2025 Annual Report.

Overview

We have not generated any product revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2026, we had a net loss of $1.9 million, and as of June 30, 2026, we have incurred approximately $926.6 million of accumulated deficit since our inception in 2003. We expect to continue to incur significant operating expenditures and net losses for the foreseeable future as we advance our internally developed preclinical small-molecule oral Obesity and Metabolic Disorders Program.

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

On May 18, 2026, the Company announced preclinical ALN1003 data showing effects on insulin-resistance-related biomarkers and liver histology. In the longer-duration 48-day DIO model, ALN1003 was associated with significantly lower fasting insulin and significantly lower Homeostasis Model Assessment of Insulin Resistance (HOMA-IR), a calculated index derived from fasting glucose and insulin. ALN1003-treated animals had significantly lower HOMA-IR scores compared with controls after adjustment for percentage body fat in a standard ANCOVA analysis (p=0.0006) with the same conclusion confirmed using heteroscedasticity-robust HC3 standard errors sensitivity analysis (p=0.0014). ALN1003 was also associated with numerically lower leptin, significantly higher adiponectin, and a significantly higher adiponectin-to-leptin ratio. Together, these findings are consistent with improved insulin-resistance-related biomarkers and favorable adipose endocrine signaling in this preclinical model.

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

On June 29, 2026, the Company announced a new preclinical statistical analysis of liver weight adjusted for body fat percentage from the 48-day DIO Study 1. ALN1003-treated animals had lower liver weight than controls after adjustment for body fat percentage in a standard ANCOVA analysis (p=0.000005), with the same conclusion confirmed using heteroscedasticity-robust HC3 standard errors as a sensitivity analysis (p=0.000015). This statistical finding indicates that the lower liver weight associated with ALN1003 treatment was not fully explained by measured body fat percentage in this model. The finding is directionally consistent with the previously disclosed liver-marker, selected histology, HOMA-IR, and adipose endocrine biomarker results.

Taken together, these findings suggest that ALN1003 may influence multiple components of metabolic syndrome biology in DIO mouse models, including insulin-resistance-related biomarkers, adipose endocrine signaling, and hepatic lipid accumulation. This multi-axis preclinical profile may be relevant to a therapeutic landscape increasingly focused on metabolic health beyond body weight alone, including liver health, cardiometabolic risk, and relative preservation of lean mass.

The Company has published a non-confidential investor presentation, Obesity and Metabolic Disorders Program — Results of Studies of ALN1003 in Diet-Induced Obese Mouse Model (May 2026), containing integrated data summaries, statistical analyses, representative liver histology images, and study conclusions referenced herein. The presentation is available on the Investors section of the Company's website at www.alaunos.com.

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

Relative to DIO controls, mean percent change in body weight for ALN1003-treated mice peaked at -12.9% (p<0.0001) on Day 34 and was -10.3% (p<0.0001) after 48 days of treatment. Peak reductions in absolute weight loss were observed by Day 13 and remained lower than DIO controls through Day 48 (p<0.0001 at selected time points).

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

The Notice had no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). The Company has submitted its plan to regain compliance and is actively working with Nasdaq as it reviews and responds to the Company’s plan.

In the event that the Company’s plan is not accepted, or that the plan is granted by the staff at Nasdaq but the Company is unable to regain compliance, the Company would have the right to request a hearing before an independent Nasdaq hearings panel. The request for a hearing would result in a stay of any suspension or delisting action pending the conclusion of the hearing process.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Research and Development Expenses

Research and development expenses during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
($ in thousands)
Research and development expenses	$388	$185	$203	110%

Research and development expenses for the three months ended June 30, 2026 increased by $203 when compared to the three months ended June 30, 2025, primarily due to an increase in stock based compensation, salary expense and consulting fees incurred in pursuit of our obesity and metabolic disorder program.

General and Administrative Expenses

General and administrative expenses during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
($ in thousands)
General and administrative expenses	$564	$854	$(290)	(34)%

General and administrative expenses for the three months ended June 30, 2026 decreased by $290 as compared to the three months ended June 30, 2025, primarily due to a decrease in salary expense, insurance costs, filing fees, bank fees, legal fees and travel costs due to our downsized operations.

Other Income

Other income during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
($ in thousands)
Other income, net	$—	$19	(19)	(100)%

Other income, net, for the three months ended June 30, 2026 decreased by $19 as compared to the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Royalty Revenue

Royalty revenue during the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025	Change
($ in thousands)
Revenue	$—	$2	$(2)	(100)%

Research and Development Expenses

Research and development expenses during the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025	Change
($ in thousands)
Research and development expenses	$814	$531	$283	53%

Research and development expenses for the six months ended June 30, 2026 increased by $283 when compared to the six months ended June 30, 2025, primarily due to an increase in stock based compensation, salary expense and consulting fees incurred in pursuit of our obesity and metabolic disorders program.

General and Administrative Expenses

General and administrative expenses during the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025	Change
($ in thousands)
General and administrative expenses	$1,150	$1,603	$(453)	(28)%

General and administrative expenses for the six months ended June 30, 2026 decreased by $453 as compared to the six months ended June 30, 2025, primarily due to a decrease in salary expense, insurance costs, filing fees, bank fees, legal fees and travel costs due to our downsized operations.

Other Income

Other income during the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025	Change
($ in thousands)
Other income, net	6	39	(33)	(85)%

Other income, net, for the six months ended June 30, 2026 decreased by $33 as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

Liquidity

Sources of Liquidity

We have not generated any revenue from product sales. Since inception, we have incurred net losses and negative cash flows from our operations. We have operated at a loss since inception in 2003 and have no significant recurring revenue from operations. We anticipate that losses will continue for the foreseeable future. As of June 30, 2026, our accumulated deficit was approximately $926.6 million. Our working capital deficit as of June 30, 2026 was $0.20 million, consisting of $0.70 million in current assets and $0.90 million in current liabilities. Our actual cash requirements may vary materially from those planned because of a number of factors, including changes in the focus, direction and pace of our development programs.

To date, we have financed our operations primarily through public offerings and private placements of equity securities (including common stock, pre-funded warrants, and Series A-1 and Series A-2 Convertible Preferred Stock), as well as limited historical collaborations.

As of June 30, 2026, we had approximately $0.12 million of cash and cash equivalents. Our current monthly cash burn rate is approximately $0.21 million. At this rate we anticipate that our existing cash resources will be sufficient to fund operations into the third quarter of 2026. This estimate excludes any potential costs related to strategic transactions, unexpected legacy wind-down activities, unforeseen liabilities, or acceleration of our obesity and metabolic disorders program.

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

Series A-1 and A-2 Preferred Stock Cumulative Dividends

Cumulative dividends on the Company’s Series A-1 and Series A-2 Convertible Preferred Stock accrue at 10% per annum and compound quarterly by increasing the liquidation preference. Undeclared cumulative dividends are not recorded as a liability. Because the Company reported a net loss for the periods presented, cumulative preferred dividends increased the net loss attributable to common stockholders in the earnings-per-share calculation. As of June 30, 2026, undeclared cumulative dividends totaled $64 for Series A-1 and $89 for Series A-2.

Cash Flows

The following table summarizes our net decrease in cash and cash equivalents for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
($ in thousands)
Net cash flows from:
Operating activities	$(1,331)	$(1,473)
Financing activities	70	3,261
Net increase (decrease) in cash and cash equivalents	$(1,261)	$1,788

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

Net cash flows used in operating activities for the six months ended June 30, 2026 was $1.33 million, as compared to net cash used in operating activities of $1.47 million for the six months ended June 30, 2025. The decrease in net cash used in operating activities was primarily related to a decrease in our net loss, offset by an increase in timing of accounts payable and accrued expenses.

Net cash flows provided by financing activities for the six months ended June 30, 2026 was $70 due to net proceeds draw down on our equity line of credit. The net cash flows provided by financing activities for the six months ended June 30, 2025 was $3,261 was directly attributable to proceeds from the issuance of common stock and prefunded warrants, the sale of Series A-1 Preferred Stock, and the sale of Series A-2 Preferred Stock.

Capital Resources

Operating Leases

As of June 30, 2026, we have no lease commitments, other than a short-term lease.

Royalty and License Fees

In June 2022, Solasia Pharma K. K., or Solasia, announced that darinaparsin had been approved for relapsed or refractory Peripheral T-Cell Lymphoma by the Ministry of Health, Labor and Welfare in Japan. During the three and six months ended June 30, 2026, the Company earned collaboration revenue of $0, respectively under this agreement. During the three and six months ended June 30, 2025, the Company earned collaboration revenue of $0 and $2, respectively under this agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A Nasdaq continued listing requirement mandating a minimum Market Value of Listed Securities of $5.0 million is currently stayed and subject to SEC review; if the requirement becomes operative and we fail to comply, trading in our common stock could be suspended and our common stock could be delisted without the customary opportunity to regain compliance.

On July 22, 2026, the Division of Trading and Markets of the Securities and Exchange Commission, acting pursuant to delegated authority, approved a Nasdaq rule change that would require companies listed on the Nasdaq Capital Market to maintain a Market Value of Listed Securities, or “MVLS,” of at least $5.0 million. MVLS generally is determined by multiplying the consolidated closing bid price of a company’s listed securities by the number of securities being valued. The new requirement would be codified as Nasdaq Listing Rule 5550(a)(6) and would apply in addition to Nasdaq’s other continued listing requirements.

Under the rule as approved, if our MVLS were to remain below $5.0 million for 30 consecutive business days, Nasdaq Staff would issue a Staff Delisting Determination and our common stock would become immediately subject to suspension and delisting. Unlike many other Nasdaq continued listing deficiencies, we would not automatically receive a cure or compliance period before suspension. In addition, although we could request a hearing before a Nasdaq Hearings Panel, a timely hearing request would not stay the suspension of trading in our common stock. A Hearings Panel could reverse the Staff Delisting Determination if it determined that the determination was made in error or could, in limited circumstances, grant an exception of up to 180 days for us to demonstrate compliance with all applicable initial listing requirements, rather than merely the $5.0 million MVLS requirement. There can be no assurance that a Hearings Panel would grant any such exception or that we would be able to satisfy all applicable initial listing requirements within the period granted.

On July 29, 2026, following the SEC’s receipt of notices of intention to petition for review of the delegated action, the SEC notified Nasdaq that the July 22, 2026 approval order had been automatically stayed pursuant to Rule 431(e) of the SEC’s Rules of Practice and would remain stayed until the Commission orders otherwise. As of the date of this Quarterly Report, the stay remains in effect and the Nasdaq rulebook continues to identify the approval order as stayed. The stay is procedural and does not constitute a final determination regarding the validity or ultimate implementation of the rule. The Commission may affirm, reverse, modify, set aside or remand the delegated action, in whole or in part, and may terminate or continue the stay. Accordingly, we cannot predict the duration of the stay, the timing or outcome of the Commission’s review, whether the rule ultimately will become operative in its approved or a modified form, or what implementation date, transition provisions or measurement procedures Nasdaq may apply if the stay is lifted. In particular, there is uncertainty regarding when Nasdaq would begin or resume measuring the 30-consecutive-business-day period following any termination of the stay.

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

ALAUNOS THERAPEUTICS, INC.

By:

/s/ Holger Weis
Holger Weis
Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer and Principal Financial Officer) Dated: August 14, 2026

By:

/s/ Ferdinand Groenewald
Ferdinand Groenewald
Vice President, Finance
(Principal Accounting Officer) Dated: August 14, 2026